Form 10-Q
period 1995-02-25
FSI INTERNATIONAL INC
filed 1995-04-11
CIK 841692

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 25, 1995
                               -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to _____________________________

Commission File Number:  0-17276
                         ------------------------------------------------------

                            FSI INTERNATIONAL, INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           MINNESOTA                                            41-1223238
- -------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

322 LAKE HAZELTINE DRIVE, CHASKA, MINNESOTA                       55318
- -------------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)

                                 612-448-5440
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       [X]  YES   [_]  NO


COMMON STOCK, NO PAR VALUE - 8,522,961 SHARES OUTSTANDING AS OF MARCH 31, 1995

This report, including all exhibits and attachments, contains 22 pages.

                            FSI INTERNATIONAL, INC.

                         QUARTERLY REPORT ON FORM 10-Q



PART I.       FINANCIAL INFORMATION                                  PAGE NO.
              ---------------------                                  --------
Item 1.       Consolidated Condensed Financial
              Statements:

              Consolidated condensed balance sheets
              as of February 25, 1995 (Unaudited) and
              August 27, 1994                                            3

              Consolidated condensed statements of
              operations (Unaudited) for the quarters
              ended February 25, 1995 and
              February 26, 1994                                          5

              Consolidated condensed statements of
              operations (Unaudited) for the six
              months ended February 25, 1995 and
              February 26, 1994                                          6

              Consolidated condensed statements of
              cash flows (Unaudited) for the six
              months ended February 25, 1995 and
              February 26, 1994                                          7

              Notes to the consolidated condensed
              financial statements (Unaudited)                           8

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.                                               11


PART II.      OTHER INFORMATION                                         14
              -----------------

Item 4.       Submission of Matters to a Vote of Security Holders       14

Item 6.       Exhibits and Reports on Form 8-K                          15

              SIGNATURES                                                18
              ----------

                         PART 1.  FINANCIAL INFORMATION


                     FSI INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     FEBRUARY 25, 1995 AND AUGUST 27, 1994

                                     ASSETS

                                          February 25,    August 27,
                                              1995           1994
                                          (Unaudited)     (Audited)
                                          ------------   ------------
Current assets:
  Cash and cash equivalents               $ 56,958,416   $ 10,493,172
  Trade accounts receivable, net of
   allowance for doubtful accounts of
   $800,000 and $500,000, respectively      24,322,065     14,587,999
  Trade accounts receivable from
   affiliates                                6,592,744      5,378,164
  Inventories                               20,536,078     16,114,632
  Deferred income tax benefit                1,832,000      1,832,000
  Other current assets                       4,863,313      3,539,469
                                          ------------   ------------

    Total current assets                   115,104,616     51,945,436
                                          ------------   ------------

Buildings, leasehold improvements and
 equipment, at cost                         21,220,301     17,480,270
  Less accumulated depreciation and
   amortization                            (13,324,928)   (12,441,406)
                                          ------------   ------------
                                             7,895,373      5,038,864
Other assets:
  Investment in affiliates                   5,817,599      4,494,699
  Deposits and other assets                  5,162,385      4,540,543
                                          ------------   ------------

                                            10,979,984      9,035,242
                                          ------------   ------------

                                          $133,979,973   $ 66,019,542
                                          ============   ============


     See accompanying notes to consolidated condensed financial statements.

                     FSI INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     FEBRUARY 25, 1995 AND AUGUST 27, 1994
                                  (continued)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                          February 25,    August 27,
                                              1995           1994
                                           (Unaudited)    (Audited)
                                          -------------  ------------
Current liabilities:
   Current maturities of long-term debt   $     57,844   $   148,834
   Trade accounts payable                   14,842,923     9,324,355
   Accrued expenses                         11,298,800     8,606,925
   Customer deposits                         3,655,750     3,143,435
   Deferred revenue                          3,773,380     2,675,142
                                          ------------   -----------

        Total current liabilities           33,628,697    23,898,691
                                          ------------   -----------

Long-term debt, less current maturities         11,365        33,228

Stockholders' Equity:
   Preferred stock, no par value;
    10,000,000 shares authorized,
    none issued and outstanding                     --            --
   Common stock, no par value;
    25,000,000 shares authorized;
    issued and outstanding,
    7,970,508 and 6,081,338 shares
    at February 25, 1995 and
    August 27, 1994, respectively           78,581,826    27,062,004
   Retained earnings                        21,758,085    15,025,619
                                          ------------   -----------

        Total stockholders' equity         100,339,911    42,087,623
                                          ------------   -----------
                                          $133,979,973   $66,019,542
                                          ============   ===========


    See accompanying notes to consolidated condensed financial statements.

                     FSI INTERNATIONAL, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE QUARTERS ENDED FEBRUARY 25, 1995 AND FEBRUARY 26, 1994

                                  (Unaudited)

                                          February 25,   February 26,
                                              1995           1994
                                          ------------   ------------

Sales (including sales to affiliates of
 $12,163,459 and $5,500,205,
 respectively)                             $39,873,964    $20,660,149

Cost of sales                               22,449,851     11,392,709
                                           -----------    -----------

   Gross profit                             17,424,113      9,267,440

Selling, general and administrative
 expenses                                    6,957,800      4,150,024
Research and development expenses            5,907,937      3,688,480
                                           -----------    -----------

   Operating income                          4,558,376      1,428,936

Interest expense                                (7,304)      (111,578)
Other income (expense), net                    172,314         99,567
                                           -----------    -----------

   Income before income taxes                4,723,386      1,416,925

Income tax expense                           1,176,300        300,000
                                           -----------    -----------

   Income before equity in earnings of
    affiliates                               3,547,086      1,116,925

Equity in earnings of affiliates               322,500        367,800
                                           -----------    -----------

   Net income                              $ 3,869,586    $ 1,484,725
                                           ===========    ===========

Earnings per share of common stock:

   Net income per common share                   $0.57          $0.23
                                           ===========    ===========

   Weighted average common shares
    and common share equivalents             6,777,261      6,353,798
                                           ===========    ===========


    See accompanying notes to consolidated condensed financial statements.

                     FSI INTERNATIONAL, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        FOR THE SIX-MONTHS ENDED FEBRUARY 25, 1995 AND FEBRUARY 26, 1994

                                  (Unaudited)



                                          February 25,   February 26,
                                              1995           1994
                                          ------------   ------------
Sales (including sales to affiliates of
 $18,502,462 and $10,271,851,
 respectively)                             $67,945,865    $41,698,850

Cost of sales                               37,436,150     23,769,425
                                           -----------    -----------

   Gross profit                             30,509,715     17,929,425

Selling, general and administrative
 expenses                                   12,800,559      8,262,955
Research and development expenses           10,680,548      7,029,770
                                           -----------    -----------

   Operating income                          7,028,608      2,636,700

Interest expense                               (13,030)      (312,892)
Other income (expense), net                    294,588        104,914
                                           -----------    -----------

   Income before income taxes                7,310,166      2,428,722

Income tax expense                           1,900,600        485,000
                                           -----------    -----------

   Income before equity in earnings of
    affiliates                               5,409,566      1,943,722

Equity in earnings of affiliates             1,322,900        781,600
                                           -----------    -----------

   Net income                              $ 6,732,466    $ 2,725,322
                                           ===========    ===========

Earnings per share of common stock:

   Net income per common share                   $1.00          $0.48
                                           ===========    ===========

   Weighted average common shares and
    common share equivalents                 6,699,275      5,647,930
                                           ===========    ===========



     See accompanying notes to consolidated condensed financial statements.

                     FSI INTERNATIONAL, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED FEBRUARY 25, 1995 AND FEBRUARY 26, 1994

                                  (Unaudited)



                                          February 25,   February 26,
                                              1995           1994
                                          ------------   ------------
OPERATING ACTIVITIES:                     $  6,732,466    $ 2,725,322
  Net income
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization            1,304,433      1,420,325
    Equity in earnings of affiliates        (1,322,900)      (781,600)
    Gain on sale of equipment                   (8,000)       (19,254)
    Changes in operating assets and
     liabilities:
      Accounts receivable                  (10,948,646)        79,829
      Inventories                           (4,421,446)    (1,696,759)
      Prepaid expenses and other
       current assets                       (1,323,844)      (288,420)
      Trade accounts payable                 5,518,568       (246,607)
      Accrued expenses                       3,425,752        287,849
      Customer deposits                        512,315        566,008
      Deferred revenue                       1,098,238       (452,529)
                                          ------------    -----------

  Net cash provided by operating
   activities                                  566,936      1,594,164
                                          ------------    -----------

INVESTING ACTIVITIES:
  Acquisition of buildings leasehold
   improvements and equipment               (3,882,952)    (1,068,930)
  Increase in deposits and other assets       (899,832)    (2,468,038)
  Proceeds from sale of equipment                8,000         19,254
                                          ------------    -----------
    Net cash used in investing
     activities                             (4,774,784)    (3,517,714)
                                          ------------    -----------

FINANCING ACTIVITIES:
  Principal payments on long-term debt        (112,853)      (325,656)
  Notes payable to bank                              0        (12,954)
  Net proceeds from issuance of common
   stock                                    50,785,945     13,568,260
                                          ------------    -----------
    Net cash provided by financing
     activities                             50,673,092     13,229,650
                                          ------------    -----------
Increase in cash and cash equivalents       46,465,244     11,306,100

Cash and cash equivalents at beginning
 of period                                  10,493,172      2,038,541
                                          ------------    -----------
Cash and cash equivalents at end of
 period                                   $ 56,958,416    $13,344,641
                                          ------------    -----------


    See accompanying notes to consolidated condensed financial statements.

                            FSI INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)


(1)  RECLASSIFICATIONS

     Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

(2)  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles.
     For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended for the fiscal year ended August 27, 1994 previously filed with the Securities and Exchange Commission. Results of interim periods are not necessarily indicative of the results that may be achieved for the entire year.

(3)  INVENTORIES

     Inventories are summarized as follows:

                          February 25,    August 27,
                              1995           1994
                           (Unaudited)    (Audited)
                          ------------   -----------
     Finished products     $ 1,319,065   $ 1,560,325
     Work in process         6,770,756     5,744,701
     Subassemblies           2,113,495     2,195,364
     Raw materials and
      purchased parts       10,332,762     6,614,242
                           -----------   -----------
                           $20,536,078   $16,114,632
                           ===========   ===========

                            FSI INTERNATIONAL, INC.

                                  (Unaudited)



(4)  SUPPLEMENTARY CASH FLOW INFORMATION

                                             Six Months Ended
                                        --------------------------
                                        February 25,  February 26,
                                            1995          1994
                                        ------------  ------------
     Schedule of interest and income
      taxes paid:

     Interest                               $ 18,316    $  315,172
     Income Taxes, net of
      refunds received                      $956,013    $1,050,748

(5)  SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

     Tax Benefit of Dispositions of
      Stock Options                         $733,877      $335,782

(6)  INCOME TAXES

     The Company's income tax expense for the second quarter of fiscal 1995 was $1,176,300 and was $1,900,600 for the six month period ended February 25, 1995. The income tax expense in the second quarter and first half of fiscal 1995 is approximately $524,000 and $731,000, respectively, lower than what would be expected using a 36% "statutory" effective tax rate, reflecting the Company's ability to utilize current and prior year tax credits associated with its research and development expenses and Foreign Sales Corporation as well as its ability, under FAS 109, to reinstate a portion of its deferred taxes, which were previously limited by FAS 109.

                            FSI INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)



(7)  ACQUISITION OF APPLIED CHEMICAL SOLUTIONS (ACS)

     On March 8, 1995, the Company acquired ACS. In connection with the acquisition, which will be accounted for as a pooling of interests, the Company issued 530,736 shares of its common stock. In addition, the Company issued options covering, in the aggregate, 107,379 shares of the Company's common stock in substitution of previously outstanding options to acquire shares of ACS's common stock.

     Although the acquisition of ACS did not occur until after the end of fiscal 1995's second quarter, on a pro forma basis, assuming the acquisition occurred immediately prior to the beginning of the respective periods, the financial results are as follows:

                                Quarters Ended             Six Months Ended
                          --------------------------  --------------------------
                          February 25,  February 26,  February 25,  February 26,
                              1995          1994          1995          1994
                          ------------  ------------  ------------  ------------
     Sales                 $42,468,283   $20,875,834   $73,207,724   $42,131,459
     Net income            $ 4,071,831   $ 1,220,246   $ 7,238,816   $ 2,260,281
     Net income per share  $       .55   $       .18   $       .99   $       .36

     For purposes of the pro forma results, there were adjustments to conform ACS's revenue recognition policy to the Company's recognition policy. The Company's revenue recognition policy for its chemical management systems is to recognize revenue upon successful completion of a project's phases and milestones. ACS recognizes revenue for its chemical management systems based upon costs incurred to date as a percentage of estimated total costs. Adjustments made to the unaudited pro forma combined statements of operations for the fiscal 1995 second quarter increased net income by $197,408 and for the first half of fiscal 1995 increased net income by $91,647, as a result of the different policies. No other periods presented were affected by the difference in policy and as such no adjustments were made in the unaudited pro forma combined financial information for such periods.

                            FSI INTERNATIONAL, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST SIX MONTHS OF FISCAL 1995 COMPARED WITH THE SECOND QUARTER AND FIRST SIX MONTHS OF FISCAL 1994

Sales in the second quarter ended February 25, 1995 increased $19.2 million, or approximately 93%, from the comparable prior fiscal year quarter. Sales for the six months ended February 25, 1995 increased $26.2 million, or approximately
63%, from the six months ended February 26, 1994.   The increase in sales
occurred in all product lines and was generally attributable to increased unit sales and to a lesser extent to increases in the average selling price of FSI's products resulting from additional features added. Based upon the current backlog and new order expectations, total sales in the second half of fiscal 1995 are expected to increase from the sales level in the first half of fiscal 1995; however, there can be no assurances that orders currently in the backlog will not be canceled or rescheduled or that order expectations will ultimately be achieved.

Gross profit margins were approximately 43.7% of sales in the second quarter of fiscal 1995 as compared to approximately 44.9% of sales in the prior year's comparable period. Gross margins for the six months ended February 25, 1995 were 44.9% as compared to approximately 43.0% for the six months ended February 26, 1994. The decrease in the gross margin for the fiscal 1995 second quarter was due to decreased margins in the ChemFill/(R)/ product line. The increase in gross margin year-to-date is due to overall improved margins in the microlithography and surface conditioning lines. The Company's gross profit margin may fluctuate from quarter to quarter as a result of a number of factors, including the mix of products sold, the proportion of international sales, and competitive pricing pressures. Based upon current backlog and anticipated shipments, the Company expects its gross profit percentage to decrease during the remainder of fiscal 1995 due to the mix of products to be sold.

Selling, general and administrative expenses were 17% and 19% of sales, respectively, for the second quarter and for the six months ended February 25, 1995, as compared to 20% of sales for the second quarter and for the six months ended February 26, 1994. The dollar increases of approximately $2.8 million for the second quarter of fiscal 1995 and $4.5 million for the first six months of fiscal 1995 as compared to prior fiscal periods are due primarily to costs associated with personnel additions and expanded customer support and marketing (approximately $1.5 million and $2.0 million, respectively, of such increase), and to a lesser extent to increased management incentive bonuses and employee profit sharing. The Company expects the amount of selling, general and administrative expenses to increase during the remainder of fiscal 1995; however, as a percentage of sales, selling, general and administrative may decrease over the same periods.

Research and development expense was approximately 15% of sales, or $5.9 million, for the second quarter of fiscal 1995 as compared to 18% or $3.7 million for second quarter of fiscal 1994. For the first six months of fiscal 1995, research and development expenses were 16%, of net sales or $10.7 million, as compared to 17% or $7.0 million for the first half of fiscal 1994. The increase of approximately $2.2 million for the second quarter of fiscal 1995 and $3.7 million for the first half of fiscal 1995 as compared to the prior fiscal periods resulted primarily from the Company's continued development efforts on new and existing products, including the Polaris/(R)/ 2000 cluster, the Excalibur/(R)/ MVP system, certain ChemFill models and the ORION/(TM)/ vacuum-based gas phase (dry) cleaning system. Certain of the Company's research and development projects are partially funded through arrangements with third parties. For the second quarter of fiscal 1995 and 1994, the Company recognized approximately $183,000 and $338,000, respectively, from third parties as a reduction in research and development expenses. For the first half of fiscal 1995 and 1994, the Company recognized approximately $523,000 and $597,000, respectively, from third parties as a reduction in research and development expenses. While the Company expects the quarterly amount of research and development expenses to increase during the remainder of fiscal 1995, research and development expenses may decrease as a percentage of sales during such periods.

Interest expense decreased $104,000 and $300,000, respectively, for the second quarter and the first half of fiscal 1995 as compared to prior year fiscal periods. This decrease was due to the early termination of the Company's revolving credit facility in fiscal 1994, thereby reducing average borrowings. In first half of fiscal 1994, the Company recognized approximately $140,000 of expenses associated with the early termination such credit facility.

Other income, net increased approximately $73,000 in the second quarter of fiscal 1995 as compared to the second quarter of fiscal 1994 and increased approximately $190,000 for the first half of fiscal 1995 as compared to the first half of fiscal 1994. The increases are primarily due to an increase in interest earned by the Company on short-term investments and a $65,000 foreign currency exchange gain that was recognized during second quarter of fiscal 1995.

In the second quarter of fiscal 1995, the Company recorded an income tax provision of $1,176,300, or 25% of pretax profit, as compared to a tax provision of $300,000, or 21% of pretax profit, for the comparable prior fiscal year quarter. For the first half of fiscal 1995, the Company recorded an income tax provision of $1,900,600, or 26% of pretax profit as compared to $485,000, or 20%, for the comparable prior fiscal period. The income tax provision in the second quarter and first half of fiscal 1995 is approximately $524,000 and $731,000, respectively, lower than what would be expected using a 36% "statutory" effective tax rate, reflecting the Company's ability to utilize current and prior year tax credits associated with its research and development expenses and Foreign Sales Corporation as well as its ability under FAS 109 to reinstate a portion of its deferred taxes, which were previously limited by FAS 109.

Equity in earnings of affiliates was approximately $323,000 for second quarter of fiscal 1995 as compared to $368,000 for second quarter of fiscal 1994. For the first half of fiscal 1995, earnings in equity of affiliates was approximately $1,323,000 as compared to $782,000 for the first half of fiscal 1994. The increase in earnings for the first half of fiscal 1995 is attributed to increased earnings of the Metron Asia group, which resulted from the continued growth taking place in the Asia-Pacific market.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents approximated $57.0 million as of February 25, 1995, an increase of $46.5 million from the end of fiscal year 1994. The increase in cash and cash equivalents reflects the net proceeds of approximately $50.8 million from a secondary stock offering completed by the Company during February 1995.

The Company's accounts receivable increased approximately 55%, or $10.9 million, from the end of fiscal 1994. This increase is due to the second quarter sales. Sales for the second quarter of fiscal 1995 were approximately $39.9 million as compared to $26.6 million for the fourth quarter of fiscal 1994. The Company's inventory increased approximately $4.4 million from the end of fiscal 1994. The majority of the increase is in raw materials and work-in-process relating to the increased sales and order activity. As of February 25, 1995, the Company's ratio of current assets to current liabilities was 3.4 to 1.0 and working capital was $81.5 million.

The Company had acquisitions of leasehold improvements and equipment of $3.8 million for the first half of fiscal 1995 as compared to $1.1 million for the first half of fiscal 1994. The increase in acquisitions reflects the investments in computer equipment and facilities expansion. The Company expects to increase its investment in its manufacturing facilities, Surface Conditioning Division Demonstration and Development Laboratory, and computer systems in fiscal 1995 and 1996. FSI recently entered into commitments to construct a new 100,000 square foot manufacturing facility in Chaska, Minnesota. The costs of purchasing the land for and of constructing and equipping the new facility is expected to total $11.5 million and the cost of upgrading the computer systems is expected to total $7.0 million over fiscal years 1995 and 1996.

During second quarter of 1995, the Company purchased a 50% equity interest for approximately $1.2 million in Vinylglass Limited, a United Kingdom company. This equity investment is targeted at providing a broader range of chemical management products to existing and future customers.

The Company completed the acquisition of Applied Chemical Solutions (ACS) in March 1995, which is also targeted at expanding the Company's chemical management products line. The acquisition of ACS will be accounted for as a pooling of interests. The Company expects to record approximately an $800,000 charge to earnings relating to ACS acquisition costs in the fiscal 1995 third quarter.

The Company does not have a credit facility, but is negotiating the terms of a new credit facility. The Company believes that existing cash, cash equivalents and internally generated funds, will be sufficient to meet the Company's currently projected working capital and other cash requirements both for the short-term and through at least the end of fiscal 1996.

                            FSI INTERNATIONAL, INC.


PART II.  OTHER INFORMATION
          -----------------

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGE IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At the Company's Annual Meeting of Shareholders held on January 26, 1995, the shareholders approve the following: (i) Election of three class II directors to serve a three-year term. Each nominated director was elected as follows:

               Director-Nominee      Votes For   Votes Abstentions
               ----------------      ---------   -----------------
               Neil R. Bonke         5,647,391         1,530
               Joel A. Elftmann      5,647,184         1,737
               Robert E. Lorenzini   5,647,391         1,530

            James A. Bernards and William M. Marcy, as Class I Directors, and Terrence W. Glarner and Charles R. Wofford, as Class III Directors, continue to serve as directors after the meeting. (ii) Proposal to adopt the amendments to the Company's Directors' Nonstatutory Stock Option Plan. The proposal received 4,480,148 shares for and 1,107,791 votes against. There were 60,982 abstentions. (iii) Proposal to ratify the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending August 26, 1995. The proposal received 5,642,128 votes for and 1,508 votes against. There were 5,285 abstentions.

ITEM 5.   OTHER INFORMATION

          None

                            FSI INTERNATIONAL, INC.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          * An asterisk next to an exhibit indicates that it is a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

Exhibit
  No.    Exhibit Description                                            Page
- -------  -------------------                                            ----
    2.1  Agreement and Plan of Reorganization dated December 23,
         1994 by and among the Company, ACS Acquisition Corp., Applied
         Chemical Solutions, and certain significant shareholders of
         Applied Chemical Solutions. (1)
    2.2  Share Purchase Agreement dated December 14, 1994 by and among the Company, Metron Semiconductors Europa B.V., Christopher
         Springall, Anthony Springall, Roger Springall, David
         Springall and Michael Springall. (2)
    3.1  Restated Articles of Incorporation of the Company. (3)
    3.2  Restated By-Laws. (4)
    3.3  Amendment to Restated By-Laws. (5)
    4.1  FSI Corporation Stock Purchase Agreement dated March 20,
         1981. (4)
    4.2  Stock Purchase Agreement dated September 15, 1982. (4)
    4.3  Common Stock and Common Stock Purchase Warrants Agreement
         dated October 15, 1985. (4)
    4.4  Second Amendment, dated as of January 9, 1989, to Common
         Stock and Common Stock Warrants Purchase Agreement dated as of October 15, 1985.(5)
    4.5  Registration and Preemptive Rights Agreement dated October
         15, 1985. (4)
  *10.1  1983 Incentive Stock Option Plan. (4)
  *10.2  1982 Nonqualified Stock Option Plan. (4)
  *10.3  Medical Reimbursement Plan. (4)
  *10.4  Split Dollar Insurance Agreement and Collateral Assignment
         Agreement dated December 28, 1989, between the Company and
         Joel A. Elftmann. (Similar agreements between the Company and each of Robert E. Cavins, Benjamin J. Sloan, Dale A.
         Courtney, Peter A. Pope, Benno G. Sand and Timothy D. Krieg
         have been omitted, but will be filed upon the request of the
         Commission). (6)
   10.5  Lease dated June 27, 1985, between the Company and Lake
         Hazeltine Properties. (4)
   10.6  Lease dated September 1, 1985, between the Company and
         Elftmann, Wyers, Blackwood Partnership. (4)
   10.7  Lease dated September 1, 1985, between the Company and
         Elftmann, Wyers Partnership. (4)
   10.8  Distributor Agreement dated October 9, 1987, between the
         Company and Metron Semiconductors Europa B.V. (4)
   10.9  Guaranty Agreement dated June 27, 1985, among the Company,
         Northwestern National Life Insurance Company, Northern Life
         Insurance Company, North Atlantic Life Insurance Company of
         America and Ministers Life. (4)
 *10.10  1989 Stock Option Plan. (5)
 *10.11  Amended and Restated Employees Stock Purchase Plan. (3)
 *10.12  Directors Nonstatutory Stock Option Plan. (3)
  10.13  $500,000 promissory note in favor of the Company issued by
         Metron Semiconductors Asia Ltd. (7)
  10.14  Shareholders Agreement among FSI International, Inc. and
         Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991. (7)
  10.15  FSI Exclusive Distributorship Agreement dated as of August
         14, 1991 between FSI International, Inc. and m.FSI, Ltd. (7)


Exhibit
  No.    Exhibit Description                                            Page
- -------  -------------------                                            ----
  10.16  FSI Licensing Agreement dated as of August 14, 1991, between
         FSI International, Inc. and m.FSI, Ltd. (7)
  10.17  License Agreement, dated October 15, 1991, between the
         Company and Texas Instruments Incorporated. (8)
  10.18  Amendment No. 1, dated April 10, 1992, to the License
         Agreement, dated October 15, 1991, between the Company and
         Texas Instruments Incorporated. (8)
  10.19  Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas
         Instruments Incorporated. (9)
 *10.20  Amended and Restated Directors' Nonstatutory Stock Option
         Plan. (10)
 *10.21  Management Agreement between FSI International, Inc. and
         Robert E. Cavins, effective as of March 28, 1994. (11)
 *10.22  Management Agreement between FSI International, Inc. and Dale
         A. Courtney, effective as of March 28, 1994. (10)
 *10.23  Management Agreement between FSI International, Inc. and Joel
         A. Elftmann, effective as of March 28, 1994. (10)
 *10.24  Management Agreement between FSI International, Inc. and
         Timothy D. Krieg, effective as of March 28, 1994. (10)
 *10.25  Management Agreement between FSI International, Inc. and
         Peter A. Pope, effective as of March 28, 1994. (10)
 *10.26  Management Agreement between FSI International, Inc. and
         Benno G. Sand, effective as of March 31, 1994. (10)
 *10.27  Management Agreement between FSI International, Inc. and
         Benjamin J. Sloan, effective as of March 28, 1994. (10)
 *10.28  Management Agreement between FSI International, Inc. and J.
         Wayne Stewart, effective as of March 28, 1994. (10)
 *10.29  FSI International, Inc. 1994 Omnibus Stock Plan. (11)

   11.1  Computation of Per Share Earnings of FSI International, Inc.
         electronically filed
     27  Financial Data Schedule electronically filed

- -----------------

(1)  Filed as an Exhibit to the Company's Report on Form 8-K dated January
     5, 1995, File No. 0-17276, and incorporated by reference.
(2) Filed as an Exhibit to the Company's Registration Statement on Form S-3 dated January 5, 1995, SEC File No. 33-88250 and incorporated by reference.
(3) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.
(4) Filed as an Exhibit to the Company's Registration Statement on Form S-1, SEC File No. 33-25035, and incorporated by reference.
(5) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1989, SEC File No. 0-17276, and incorporated by reference.
(6) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 25, 1990, as amended by Form 8 dated December 20, 1990, and by Form 8 dated February 5, 1991, SEC File No. 0-17276, and incorporated by reference. Similar agreements between the Company and each of Robert E. Cavins, J. Wayne Stewart, Benjamin J. Sloan, Dale A. Courtney, Peter A. Pope, Benno G. Sand and Timothy D. Krieg have been omitted, but will be filed upon the request of the Commission.
(7) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.
(8) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 29, 1992, SEC File No. 0-17276, and incorporated by reference.
(9) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1993, SEC File No. 0-17276, and incorporated by reference.
(10) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.
(11) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.

                            FSI INTERNATIONAL, INC.


     (b) During the quarter ended February 25, 1994, there was an 8-K filed on January 5, 1995 regarding the acquisition of Applied Chemical Solutions. This 8-K was amended on February 17, 1995. The following financial statements were included in the Form 8-K, as amended.

          (i)  Financial Statements of Business Acquired
               -----------------------------------------

               Financial Statements of Applied Chemical Solutions

               Independent Auditors' Report

               Statement of Operations for the fiscal years ended
               July 31, 1993 and 1994 and for the quarters ended
               October 31, 1993 and 1994 (unaudited)

               Balance Sheets as of July 31, 1993 and 1994 and
               October 31, 1994 (unaudited)

               Statements of Cash Flows for the fiscal years ended July 31, 1993 and 1994 and for the quarters ended
               October 31, 1993 and 1994 (unaudited)

               Statements of Stockholders' (Deficit) Equity for the fiscal years ended July 31, 1993 and 1994 and for the three months ended October 31, 1994 (unaudited)

               Notes to Financial Statements


          (ii) Description of the Pro Forma Combined Financial Information
               -----------------------------------------------------------

               Unaudited Pro Forma Combined Statements of Operations for the fiscal years ended August 29, 1992, August 28, 1993 and August 27, 1994 and for the quarters ended November 27, 1993 and November 26, 1994.

               Unaudited Pro Forma Combined Balance Sheet as of November 26,
               1994

               Notes to Unaudited Pro Forma Combined Financial Information

SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       FSI INTERNATIONAL, INC.
                                       . . . . . . . . . . . .

                                            [Registrant]


DATE:     April 11, 1995



                                   By:          /s/Benno Sand
                                       -------------------------------
                                                   Benno Sand
                                        Executive Vice President and
                                           Chief Financial Officer
                                              on behalf of the
                                              Registrant and as
                                         Principal Financial Officer

                            FSI INTERNATIONAL, INC.


                                 EXHIBIT INDEX

Exhibit
  No.    Exhibit Description                                            Page
- -------  -------------------                                            ----
    2.1  Agreement and Plan of Reorganization dated December 23, 1994 by and among the Company, ACS Acquisition Corp., Applied
         Chemical Solutions, and certain significant shareholders of
         Applied Chemical Solutions. (1)
    2.2  Share Purchase Agreement dated December 14, 1994 by and among the Company, Metron Semiconductors Europa B.V., Christopher
         Springall, Anthony Springall, Roger Springall, David
         Springall and Michael Springall. (2)
    3.1  Restated Articles of Incorporation of the Company. (3)
    3.2  Restated By-Laws. (4)
    3.3  Amendment to Restated By-Laws. (5)
    4.1  FSI Corporation Stock Purchase Agreement dated March 20,
         1981. (4)
    4.2  Stock Purchase Agreement dated September 15, 1982. (4)
    4.3  Common Stock and Common Stock Purchase Warrants Agreement
         dated October 15, 1985. (4)
    4.4  Second Amendment, dated as of January 9, 1989, to Common
         Stock and Common Stock Warrants Purchase Agreement dated as of October 15, 1985.(5)
    4.5  Registration and Preemptive Rights Agreement dated October
         15, 1985. (4)
   10.1  1983 Incentive Stock Option Plan. (4)
   10.2  1982 Nonqualified Stock Option Plan. (4)
   10.3  Medical Reimbursement Plan. (4)
   10.4  Split Dollar Insurance Agreement and Collateral Assignment
         Agreement dated December 28, 1989, between the Company and
         Joel A. Elftmann. (Similar agreements between the Company and each of Robert E. Cavins, Benjamin J. Sloan, Dale A.
         Courtney, Peter A. Pope, Benno G. Sand and Timothy D. Krieg
         have been omitted, but will be filed upon the request of the
         Commission). (6)
   10.5  Lease dated June 27, 1985, between the Company and Lake
         Hazeltine Properties. (4)
   10.6  Lease dated September 1, 1985, between the Company and
         Elftmann, Wyers, Blackwood Partnership. (4)
   10.7  Lease dated September 1, 1985, between the Company and
         Elftmann, Wyers Partnership. (4)
   10.8  Distributor Agreement dated October 9, 1987, between the
         Company and Metron Semiconductors Europa B.V. (4)
   10.9  Guaranty Agreement dated June 27, 1985, among the Company,
         Northwestern National Life Insurance Company, Northern Life
         Insurance Company, North Atlantic Life Insurance Company of
         America and Ministers Life. (4)
  10.10  1989 Stock Option Plan. (5)
  10.11  Amended and Restated Employees Stock Purchase Plan. (3)
  10.12  Directors Nonstatutory Stock Option Plan. (3)
  10.13  $500,000 promissory note in favor of the Company issued by
         Metron Semiconductors Asia Ltd. (7)
  10.14  Shareholders Agreement among FSI International, Inc. and
         Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991. (7)
  10.15  FSI Exclusive Distributorship Agreement dated as of August
         14, 1991 between FSI International, Inc. and m.FSI, Ltd. (7)
  10.16  FSI Licensing Agreement dated as of August 14, 1991, between
         FSI International, Inc. and m.FSI, Ltd. (7)
  10.17  License Agreement, dated October 15, 1991, between the
         Company and Texas Instruments Incorporated. (8)
  10.18  Amendment No. 1, dated April 10, 1992, to the License
         Agreement, dated October 15, 1991, between the Company and
         Texas Instruments Incorporated. (8)

                                 EXHIBIT INDEX

Exhibit
  No.    Exhibit Description                                            Page
- -------  -------------------                                            ----
  10.19  Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas
         Instruments Incorporated. (9)
  10.20  Amended and Restated Directors' Nonstatutory Stock Option
         Plan. (10)
  10.21  Management Agreement between FSI International, Inc. and
         Robert E. Cavins, effective as of March 28, 1994. (11)
  10.22  Management Agreement between FSI International, Inc. and Dale
         A. Courtney, effective as of March 28, 1994. (10)
  10.23  Management Agreement between FSI International, Inc. and Joel
         A. Elftmann, effective as of March 28, 1994. (10)
  10.24  Management Agreement between FSI International, Inc. and
         Timothy D. Krieg, effective as of March 28, 1994. (10)
  10.25  Management Agreement between FSI International, Inc. and
         Peter A. Pope, effective as of March 28, 1994. (10)
  10.26  Management Agreement between FSI International, Inc. and
         Benno G. Sand, effective as of March 31, 1994. (10)
  10.27  Management Agreement between FSI International, Inc. and
         Benjamin J. Sloan, effective as of March 28, 1994. (10)
  10.28  Management Agreement between FSI International, Inc. and J.
         Wayne Stewart, effective as of March 28, 1994. (10)
  10.29  FSI International, Inc. 1994 Omnibus Stock Plan. (11)

   11.1  Computation of Per Share Earnings of FSI International, Inc.
         electronically filed
     27  Financial Data Schedule electronically filed

- ------------------

 (1) Filed as an Exhibit to the Company's Report on Form 8-K dated January 5,
     1995, File No. 0-17276, and incorporated by reference.
 (2) Filed as an Exhibit to the Company's Registration Statement on Form S-3 dated January 5, 1995, SEC File No. 33-88250 and incorporated by reference.
 (3) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.
 (4) Filed as an Exhibit to the Company's Registration Statement on Form S-1,
     SEC File No. 33-25035, and incorporated by reference.
 (5) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1989, SEC File No. 0-17276, and incorporated by reference.
 (6) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 25, 1990, as amended by Form 8 dated December 20, 1990, and by Form 8 dated February 5, 1991, SEC File No. 0-17276, and incorporated by reference. Similar agreements between the Company and each of Robert E. Cavins, J. Wayne Stewart, Benjamin J. Sloan, Dale A. Courtney,
     Peter A. Pope, Benno G. Sand and Timothy D. Krieg have been omitted, but will be filed upon the request of the Commission.
 (7) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC
     File No. 0-17276, and incorporated by reference.
 (8) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 29, 1992, SEC File No. 0-17276, and incorporated by reference.
 (9) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1993, SEC File No. 0-17276, and incorporated by reference.
(10) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.
(11) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.