Form 10-Q
period 1995-05-27
FSI INTERNATIONAL INC
filed 1995-06-16
CIK 841692

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     May 27, 1995
                                   ------------
                                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________________ to ______________________

Commission File Number:   0-17276
                        -----------

                            FSI INTERNATIONAL, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           MINNESOTA                                     41-1223238
- --------------------------------------------------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

322 LAKE HAZELTINE DRIVE, CHASKA, MINNESOTA                 55318
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

                                 612-448-5440
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical data Common Stock, No Par Value - 17,148,598 shares outstanding as of June 9, 1995 (as adjusted for two-for-one common stock split to be distributed on or about June 19, 1995 to holders of record on June 13, 1995).

This report, including all exhibits and attachments, contains 24 pages.

                            FSI INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q



PART I.    FINANCIAL INFORMATION                                        PAGE NO.
           ---------------------                                        --------

Item 1.    Consolidated Condensed Financial
           Statements:

           Consolidated condensed balance sheets
           as of May 27, 1995 (Unaudited) and
           August 27, 1994                                                  3

           Consolidated condensed statements of
           operations (Unaudited) for the quarters
           ended May 27, 1995 and
           May 28, 1994                                                     5

           Consolidated condensed statements of
           operations (Unaudited) for the nine
           months ended May 27, 1995 and
           May 28, 1994                                                     6

           Consolidated condensed statements of
           cash flows (Unaudited) for the nine
           months ended May 27, 1995 and
           May 28, 1994                                                     7

           Notes to the Consolidated Condensed
           Financial Statements (Unaudited)                                 8

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations.                                                     11

PART II.   OTHER INFORMATION
           -----------------

Item 6     Exhibits and Reports on Form 8-K                                15

           SIGNATURES                                                      18
           ----------

                         PART 1.  FINANCIAL INFORMATION


                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                        MAY 27, 1995 AND AUGUST 27, 1994

                                     ASSETS

                                             May 27,      August 27,
                                              1995           1994
                                           (Unaudited)     (Audited)
                                          -------------  -------------
Current assets:
    Cash and cash equivalents             $ 38,951,747    $10,724,729
    Trade accounts receivable, net of
     allowance for
        doubtful accounts of $1,025,000
         and $525,000, respectively         43,518,142     16,234,940
    Trade accounts receivable from
     affiliates                              7,555,529      5,378,164
    Inventories                             24,986,505     16,452,665
    Deferred income tax benefit              2,070,222      1,832,000
    Other current assets                     6,802,219      4,112,238
                                          ------------    -----------

        Total current assets               123,884,364     54,734,736
                                          ------------    -----------

Buildings, leasehold improvements and
 equipment, net                             10,509,680      5,143,244

Other assets:
    Investment in affiliates                 6,622,101      4,494,699
    Deposits and other assets                4,914,047      4,622,798
                                          ------------    -----------
                                          $145,930,192    $68,995,477
                                          ============    ===========

     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       MAY 27, 1995 AND AUGUST 27, 1994
                                  (continued)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             May 27,      August 27,
                                              1995           1994
                                           (Unaudited)    (Audited)
                                          -------------  ------------
Current liabilities:
   Current maturities of long-term debt   $     45,273   $   148,834
   Trade accounts payable                   15,604,723    10,968,855
   Accrued expenses                         13,759,646     8,948,086
   Customer deposits                         3,936,387     3,685,948
   Deferred revenue                          6,160,688     3,204,892
                                          ------------   -----------

       Total current liabilities            39,506,717    26,956,615
                                          ------------   -----------

Long-term debt, less current maturities          1,933        33,228

Stockholders' Equity:
   Preferred stock, no par value;
        10,000,000 shares authorized,
        none issued and outstanding                ---           ---
   Common stock, no par value;
        50,000,000 shares authorized;
        issued and outstanding,
        17,135,782 and 13,166,073 shares
        at May 27, 1995 and
        August 27, 1994, respectively       80,989,682    28,719,418
   Retained earnings                        25,431,860    13,286,216
                                          ------------   -----------

       Total stockholders' equity          106,421,542    42,005,634
                                          ------------   -----------
                                          $145,930,192   $68,995,477
                                          ============   ===========

     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              FOR THE QUARTERS ENDED MAY 27, 1995 AND MAY 28, 1994

                                  (Unaudited)

                                            May 27,      May 28,
                                             1995         1994
                                          -----------  -----------
Sales (including sales to affiliates of
   $17,160,000 and $7,429,000,
   respectively)                          $53,503,162  $26,087,343

Cost of sales                              31,527,000   15,668,597
                                          -----------  -----------

   Gross profit                            21,976,162   10,418,746

Selling, general and administrative
 expenses                                  10,291,601    4,851,190
Research and development expenses           6,464,886    3,859,734
                                          -----------  -----------

   Operating income                         5,219,675    1,707,822

Interest expense                               (8,865)     (86,789)
Other income, net                             746,852        7,167
                                          -----------  -----------

   Income before income taxes               5,957,662    1,628,200

Income tax expense                          1,756,180      362,000
                                          -----------  -----------

   Income before equity in earnings of
    affiliates                              4,201,482    1,266,200

Equity in earnings of affiliates              804,502      378,300
                                          -----------  -----------

   Net income                             $ 5,005,984  $ 1,644,500
                                          ===========  ===========

Earnings per share of common stock:

   Net income per common share                  $0.27        $0.12
                                                =====        =====

   Weighted average common shares
      and common share equivalents         18,473,546   13,996,494
                                          ===========  ===========

     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            FOR THE NINE-MONTHS ENDED MAY 27, 1995 AND MAY 28, 1994

                                  (Unaudited)

                                            May 27,       May 28,
                                              1995         1994
                                          ------------  -----------
Sales (including sales to affiliates of
   $35,638,000 and $17,701,000,
    respectively)                         $126,414,960  $68,209,757

Cost of sales                               72,159,943   39,796,743
                                          ------------  -----------

   Gross profit                             54,255,017   28,413,014

Selling, general and administrative
 expenses                                   24,089,985   13,476,242
Research and development expenses           17,378,245   10,998,898
                                          ------------  -----------

   Operating income                         12,786,787    3,937,874

Interest expense                               (21,895)    (402,828)
Other income, net                            1,053,197      115,492
                                          ------------  -----------

   Income before income taxes               13,818,089    3,650,538

Income tax expense                           3,799,847      847,000
                                          ------------  -----------

   Income before equity in earnings of
    affiliates                              10,018,242    2,803,538

Equity in earnings of affiliates             2,127,402    1,159,900
                                          ------------  -----------

   Net income                             $ 12,145,644  $ 3,963,438
                                          ============  ===========

Earnings per share of common stock:

   Net income per common share                   $0.76        $0.31
                                                 =====        =====

   Weighted average common shares and
      common share equivalents              15,916,174   12,968,498
                                          ============  ===========

     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED MAY 25, 1995 AND MAY 28, 1994

                                  (Unaudited)

                                            May 27,       May 28,
                                              1995         1994
                                          ------------  -----------
OPERATING ACTIVITIES:
   Net income                             $ 12,145,644  $ 3,963,438
   Adjustments to reconcile net income
    to net cash used in operating
    activities:
       Depreciation and amortization         2,106,263    2,019,553
       Stock issued for services                65,643      105,418
       Provision for deferred income
        taxes                                 (238,222)         ---
       Equity in earnings of affiliates     (2,127,402)  (1,159,900)
       Gain on sale of equipment                (8,000)     (19,254)
       Changes in operating assets and
        liabilities:
          Accounts receivable              (29,460,567)  (7,777,934)
          Inventories                       (8,533,840)  (3,587,631)
          Prepaid expenses and other
           current assets                   (2,689,981)    (676,799)
          Trade accounts payable             4,635,868    1,728,063
          Accrued expenses                   5,545,437      635,093
          Customer deposits                    250,439      940,238
          Deferred revenue                   2,955,796      717,030
                                          ------------  -----------

   Net cash used in operating activities   (15,352,922)  (3,112,685)
                                          ------------  -----------

INVESTING ACTIVITIES:
   Acquisition of building, leasehold
       improvements and equipment           (7,165,688)  (1,646,592)
   Increase in deposits and other assets      (598,260)  (2,452,077)
   Proceeds from sale of equipment               8,000       19,254
                                          ------------  -----------
   Net cash used in investing activities    (7,755,948)  (4,079,415)
                                          ------------  -----------

FINANCING ACTIVITIES:
   Restricted cash                                 ---    1,370,891
   Principal payments on long-term debt       (134,856)    (848,018)
   Notes payable to bank                           ---   (1,989,497)
   Net proceeds from issuance of common
    stock                                   51,470,744   14,375,562
                                          ------------  -----------
   Net cash provided by financing
    activities                              51,335,888   12,908,938
                                          ------------  -----------

Increase in cash and cash equivalents       28,227,018    5,716,838

Cash and cash equivalents at beginning
 of period                                  10,724,729      781,661
                                          ------------  -----------
Cash and cash equivalents at end of
 period                                   $ 38,951,747  $ 6,498,499
                                          ============  ===========

     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

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

(3)  INVENTORIES

     Inventories are summarized as follows:

                               May 25,      August 27,
                                 1995          1994
                             (Unaudited)    (Audited)
                             ------------  -----------
      Finished products      $ 4,213,258   $ 1,675,041
      Work in process          6,433,900     5,965,322
      Subassemblies            2,767,924     2,195,364
      Raw materials and
        purchased parts       11,571,423     6,616,938
                             -----------   -----------
                             $24,986,505   $16,452,665
                             ===========   ===========

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

                                  (Unaudited)



(4)  SUPPLEMENTARY CASH FLOW INFORMATION

                                           Nine Months Ended
                                         ----------------------
                                          May 27,     May 28,
                                            1995        1994
                                         ----------  ----------
      Schedule of interest and income
        taxes paid:

      Interest                           $   27,485  $  432,131
      Income Taxes, net of
        funds received                   $3,734,490  $1,312,281

(5)  SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

      Tax Benefit of Dispositions of
        Stock Options                    $733,877   $365,410

      Stock issued for Services          $ 65,643   $105,418

(6)  INCOME TAXES

     The Company's income tax expense for the third quarter of fiscal 1995 was approximately $1,756,000 and was approximately $3,800,000 for the nine month period ended May 27, 1995. The income tax expense in the third quarter and for the nine months of fiscal 1995 is approximately $389,000 and $1,175,000, respectively, lower than what would be expected using a 36% "statutory" effective tax rate, reflecting the Company's ability to utilize current and prior year tax credits associated with its research and development expenses and its foreign sales corporation as well as its ability under FAS 109 to reinstate a portion of its deferred taxes, which were previously limited by FAS 109.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

                                  (Unaudited)


(7)  ACQUISITION OF APPLIED CHEMICAL SOLUTIONS

     On March 8, 1995, the Company completed its merger with Applied Chemical Solutions ("ACS"). The Company issued 1,061,472 shares of common stock in connection with the merger. This transaction was accounted for as a pooling of interests; therefore, all financial statements have been restated to reflect the merger. ACS prepared its financial statements on a July 31 fiscal year end. ACS's fiscal year has been changed to the last Saturday in August to conform to the Company's year end. The restated fiscal and interim financial statements include ACS amounts as of August 27, 1994, and as of May 27, 1995 and for the quarter and nine month periods ended May 27, 1995 and May 28, 1994, respectively.

     Sales and net income (loss) included in the Company's consolidated statements of operations are as follows:

                               QUARTERS ENDED             NINE MONTHS ENDED
                         --------------------------   -------------------------
                           MAY 27,        MAY 28,       MAY 27,       MAY 28,
                            1995           1994           1995          1994
                         -----------    -----------   ------------  -----------
     Sales
        ACS              $ 1,405,753    $   362,500   $  6,371,686  $   786,064
        FSI               52,097,409     25,724,843    120,043,274   67,423,693
                         -----------    -----------   ------------  -----------
                         $53,503,162    $26,087,343   $126,414,960  $68,209,757
                         ===========    ===========   ============  ===========

     Net income (loss):
        ACS              $  (255,642)   $  (177,668)  $    151,552  $  (584,052)
        FSI                5,261,626      1,822,168     11,994,092    4,547,490
                         -----------    -----------   ------------  -----------
                         $ 5,005,984    $ 1,644,500   $ 12,145,644  $ 3,963,438
                         ===========    ===========   ============  ===========

     In connection with the merger, approximately $800,000 of merger costs and expenses were incurred and have been charged to selling, general and administrative expenses in the Company's third quarter of fiscal 1995. The charge includes professional fees and other direct transaction costs associated with the merger.

(8)  COMMON STOCK

     On June 1, 1995, the Company's Board of Directors declared a two-for-one stock split to its stockholders of record on June 13, 1995. All share information and per share information have been restated to reflect this stock split.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 1995 COMPARED WITH THE THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 1994


Sales in the third quarter ended May 27, 1995 increased $27.4 million, or approximately 105.1% from the comparable prior fiscal year quarter. Sales for the nine months ended May 27, 1995 increased $58.2 million, or approximately 85.3% from the nine months ended May 28, 1994. The increase in sales occurred in all product lines and was generally attributable to increased unit sales and to a lessor extent to increases in the average selling price of FSI's products resulting from additional features added.

Gross profit margins were approximately 41.1% of sales in the third quarter of fiscal 1995 as compared to approximately 39.9% of sales in the prior year's comparable period. Gross margins for the nine months ended May 27, 1995 were 42.9% as compared to approximately 41.7% for the nine months ended May 28, 1994. The increase in the gross margin for the fiscal 1995 third quarter and year-to-date is due to overall improved margins in the microlithography and surface conditioning lines which is offset by decreased margins in the chemical management product lines. The Company's gross profit margin may fluctuate from quarter to quarter as a result of a number of factors, including the mix of products sold, the proportion of international sales, and competitive pricing pressures.

Selling, general and administrative expenses were 19.2% and 19.1% of sales, respectively, for the third quarter and for the nine months ended May 27, 1995, as compared to 18.6% and 19.8% of sales for the third quarter and for the nine months ended May 28, 1994. The dollar increases of approximately $5.4 million for the third quarter of fiscal 1995 and $10.6 million for the first nine months of fiscal 1995 as compared to prior fiscal periods are due primarily to increased costs related to expanded customer support (approximately $1.0 million and $2.0 million, respectively), increased management incentive bonuses and employee profit sharing ($.6 million and $1.4 million, respectively), increased commission related to higher sales volume ($.9 million and $1.5 million, respectively), fees and expenses associated with the ACS acquisition of $.8 million that was recognized in the third quarter of fiscal 1995, increased allowance for doubtful accounts and costs associated with the computer system upgrade. The Company expects the amount of selling, general and administrative expenses to increase during the remainder of fiscal 1995.

Research and development expense was approximately 12.1% of sales, or $6.5 million, for the third quarter of fiscal 1995 as compared to 14.8%, or $3.9 million, for the third quarter of fiscal 1994. For the first nine months of fiscal 1995, research and development expenses were 13.7% of sales, or $17.4 million, as compared to 16.1%, or $11.0 million for the first nine months of fiscal 1994. The increase of approximately $2.6 million for the third quarter of fiscal 1995 and $6.4 million for the first nine months of fiscal 1995 as compared to the prior fiscal periods resulted primarily from the Company's continued development efforts on new and existing products, including the POLARIS/(R)/ 2000 cluster, the EXCALIBUR/(R)/ MVP system, ORION/TM/ vacuum-based gas phase (dry) cleaning system and certain chemical management systems.
Certain of the Company's research and development projects are partially funded through arrangements with third parties. For the third quarter of fiscal 1995 and 1994, the Company recognized approximately $23,000 and $328,000, respectively, from third parties, as a reduction in research and development expenses. For the first nine months of fiscal 1995 and 1994, the Company recognized approximately $546,000 and $925,000, respectively, from third parties as a reduction in research and development expenses. The Company expects the amount of research and development expenses to increase, and does not expect any funding for research and development from third parties during the remainder of fiscal 1995.

Interest expense decreased approximately $78,000 and $381,000, respectively, for the third quarter and the first nine months of fiscal 1995 as compared to prior year fiscal periods. This decrease was due to the early termination of the Company's revolving credit facility in fiscal 1994, thereby reducing average borrowings. In the first half of fiscal 1994, the Company recognized approximately $140,000 of expenses associated with the early termination of such credit facility.

Other income, net increased approximately $740,000 in the third quarter of fiscal 1995 as compared to the third quarter of fiscal 1994 and increased approximately $938,000 for the first nine months of fiscal 1995 as compared to the first nine months of fiscal 1994. The increases are primarily due to an increase earned by the Company on short-term investments of approximately $743,000 in the third quarter of 1995 compared to $109,000 in the third quarter of fiscal 1994 and $994,000 for the first nine months of fiscal 1995 as compared to $216,000 for the first nine months of fiscal 1994.

In the third quarter of fiscal 1995, the Company recorded an income tax expense of approximately $1,756,000, or 29.5% of pretax profit, as compared to a tax expense of $362,000, or 22.2% of pretax profit, for the comparable prior fiscal year quarter. For the first nine months of fiscal 1995, the Company recorded an income tax expense of approximately $3,800,000, or 27.5% pretax profit, as compared to $847,000, or 23.2%, for the comparable prior fiscal period. The income tax expense in the third quarter and nine months of fiscal 1995 is approximately $389,000 and $1,175,000, respectively, lower than what would be expected using a 36% "statutory" effective tax rate, reflecting the Company's ability to utilize current and prior year tax credits associated with its research and development expenses and its foreign sales corporation as well as its ability under FAS 109 to reinstate a portion of its deferred taxes which were previously limited by FAS 109.

Equity in earnings of affiliates was approximately $805,000 for the third quarter of fiscal 1995 as compared to $378,000 for the third quarter of fiscal 1994. For the first nine months of fiscal 1995, earnings in equity of affiliates was approximately $2,127,000, as compared to $1,160,000 for the first nine months of fiscal 1994. The increase in earnings for the third quarter and for the first nine months of fiscal 1995 is attributed to increased earnings of the Metron Semiconductors Europa B.V. and the Metron Asia Group, which resulted from recent expansions by several semiconductor device manufacturers located in Europe and the continued growth taking place in the Asia-Pacific market.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents approximated $39.0 million as of May 27, 1995, an increase of $28.2 million from the end of fiscal year 1994. The increase in cash and cash equivalents reflects the net proceeds of approximately $50.0 million from a secondary stock offering completed by the Company during February 1995.

The Company's accounts receivable increased approximately 136.3%, or $29.5 million, from the end of fiscal 1994. This increase is due to increased sales levels and certain delayed customer payments at the end of the 1995 third quarter which were subsequently received. The Company's inventory increased approximately $8.5 million from the end of fiscal 1994. The majority of the increase is in raw materials and finished goods relating to the increased sales and order activity. As of May 27, 1995, the Company's ratio of current assets to current liabilities was 3.1 to 1.0 and working capital was $84.4 million.

The Company had acquisitions of buildings, leasehold improvements and equipment of approximately $7.2 million for the first nine months of fiscal 1995 as compared to $1.6 million for the first nine months of fiscal 1994. The increase in acquisitions reflects the investments in computer equipment and facilities expansion. The Company expects to increase its investment in its manufacturing facilities, Surface Conditioning Division Demonstration and Development Laboratory, and computer systems in fiscal 1995 and 1996. FSI recently commenced construction of a new 100,000 square foot manufacturing facility in Chaska, Minnesota. The costs of purchasing the land for and of constructing and equipping the new facility is expected to total $11.5 million and the cost of upgrading the computer system is expected to total $7.0 million over fiscal years 1995 and 1996.

On January 31, 1995, the Company purchased for approximately $1.2 million, a 50% equity interest, in FME a United Kingdom company.

The Company completed the acquisition of Applied Chemical Solutions ("ACS") on March 8, 1995, and was accounted for as a pooling of interests. The Company recorded a charge to earnings of approximately $800,000 related to ACS acquisition costs in the fiscal 1995 third quarter. These acquisitions are intended to enhance and broaden the Company's chemical management product offerings and establish a manufacturing capability for the Company's chemical management systems in Europe.

The Company does not have a credit facility but has negotiated the terms of a new credit facility, which should be in place by fiscal year end. The Company believes that existing cash, cash equivalents and internally generated funds will be sufficient to meet the Company's currently projected working capital and other cash requirements. However, to meet anticipated future requirements, the Company is pursuing additional financing. The Company is filing a Registration Statement on Form S-3 to sell 2.5 million of its Common Stock pursuant to a public offering (subject to an over allotment option of an additional 412,500 shares granted to the underwriters). The timing and amount of such financing will depend on a variety of factors.

The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may effect additional equity or debt financing to fund such activities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders.

                   FSI INTERNATIONAL, INC. AND SUBSIDIARIES



PART II.   OTHER INFORMATION
           -----------------

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGE IN SECURITIES

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           None

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

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


  No.    Exhibit Description                                              Page
- -------  -------------------                                              ----
    2.1  Agreement and Plan of Reorganization dated December 23, 1994 by and among the Company, ACS Acquisition Corp., Applied Chemical
         Solutions, and certain significant shareholders of Applied
         Chemical Solutions. (1)
    2.2  Share Purchase Agreement dated December 14, 1994 by and among the Company, Metron Semiconductors Europa B.V., Christopher
         Springall, Anthony Springall, Roger Springall, David Springall
         and Michael Springall. (2)
    3.1  Restated Articles of Incorporation of the Company. (3)
    3.2  Restated By-Laws. (4)
    3.3  Amendment to Restated By-Laws. (5)
    4.1  FSI Corporation Stock Purchase Agreement dated March 20,
         1981. (4)
    4.2  Stock Purchase Agreement dated September 15, 1982. (4)
    4.3  Common Stock and Common Stock Purchase Warrants Agreement dated
         October 15, 1985. (4)
    4.4  Second Amendment, dated as of January 9, 1989, to Common Stock and Common Stock Warrants Purchase Agreement dated as of
         October 15, 1985.(5)
    4.5  Registration and Preemptive Rights Agreement dated October 15,
         1985. (4)
  *10.1  1983 Incentive Stock Option Plan. (4)
  *10.2  1982 Nonqualified Stock Option Plan. (4)
  *10.3  Medical Reimbursement Plan. (4)
  *10.4  Split Dollar Insurance Agreement and Collateral Assignment
         Agreement dated December 28, 1989, between the Company and Joel
         A. Elftmann. (Similar agreements between the Company and each of
         Robert E. Cavins, Benjamin J. Sloan, Dale A. Courtney, Peter A.
         Pope, Benno G. Sand and Timothy D. Krieg have been omitted, but will be filed upon the request of the Commission.) (6)
   10.5  Lease dated June 27, 1985, between the Company and Lake
         Hazeltine Properties. (4)
   10.6  Lease dated September 1, 1985, between the Company and
         Elftmann, Wyers, Blackwood Partnership. (4)
   10.7  Lease dated September 1, 1985, between the Company and
         Elftmann, Wyers Partnership. (4)
   10.8  Distributor Agreement dated October 9, 1987, between the
         Company and Metron Semiconductors Europa B.V. (4)
   10.9  Guaranty Agreement dated June 27, 1985, among the Company,
         Northwestern National Life Insurance Company, Northern Life
         Insurance Company, North Atlantic Life Insurance Company of
         America and Ministers Life. (4)
 *10.10  1989 Stock Option Plan. (5)
 *10.11  Amended and Restated Employees Stock Purchase Plan. (3)
 *10.12  Directors Nonstatutory Stock Option Plan. (3)
  10.13  $500,000 promissory note in favor of the Company issued by
         Metron Semiconductors Asia Ltd. (7)
  10.14  Shareholders Agreement among FSI International, Inc. and
         Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991. (7)
  10.15  FSI Exclusive Distributorship Agreement dated as of August 14,
         1991 between FSI International, Inc. and m.FSI, Ltd. (7)
  10.16  FSI Licensing Agreement dated as of August 14, 1991, between
         FSI International, Inc. and m.FSI, Ltd. (7)
  10.17  License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (8)

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

Exhibit
  No.    Exhibit Description                                              Page
- -------  -------------------                                              ----
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

   11.1 Computation of Per Share Earnings of FSI International, Inc. - electronically filed

     27  Financial Data Schedules - electronically filed

- --------------------
 (1) Filed as an Exhibit to the Company's Report on Form 8-K, as amended, File No.0-17276, and incorporated by reference.
 (2) Filed as an Exhibit to the Company's Registration Statement on Form S-3 dated January 5, 1995, SEC File No. 33-88250 and incorporated by reference.
 (3) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.
 (4) Filed as an Exhibit to the Company's Registration Statement on Form S-1, SEC File No. 33-25035, and incorporated by reference.
 (5) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1989, SEC File No. 0-17276, and incorporated by reference.
 (6) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 25, 1990, as amended by Form 8 dated December 20, 1990, and by Form 8 dated February 5, 1991, SEC File No. 0-17276, and incorporated by reference. Similar agreements between the Company and each of Robert E. Cavins, J. Wayne Stewart, Benjamin J. Sloan, Dale A. Courtney, Peter A. Pope, Benno G. Sand and Timothy D. Krieg have been omitted, but will be filed upon the request of the Commission.
 (7) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.
 (8) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 29, 1992, SEC File No. 0-17276, and incorporated by reference.
 (9) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1993, SEC File No. 0-17276, and incorporated by reference.
(10) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.
(11) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.

                   FSI INTERNATIONAL, INC. AND SUBSIDIARIES



       (b) The Company filed an 8-K on March 22, 1995 regarding the acquisition of Applied Chemical Solutions. The following financial statements were included in the Form 8-K.

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

                   FSI INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         FSI INTERNATIONAL, INC.
                                         . . . . . . . . . . . . .

                                              [Registrant]


DATE:  June 15, 1995



                                      By:        /s/Benno Sand
                                          ---------------------------
                                          Benno Sand
                                          Executive Vice President and
                                          Chief Financial Officer
                                          on behalf of the
                                          Registrant and as
                                          Principal Financial Officer

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES


                                 EXHIBIT INDEX

Exhibit
  No.    Exhibit Description                                              Page
- -------  -------------------                                              ----
    2.1  Agreement and Plan of Reorganization dated December 23, 1994 by and among the Company, ACS Acquisition Corp., Applied Chemical
         Solutions, and certain significant shareholders of Applied
         Chemical Solutions. (1)
    2.2  Share Purchase Agreement dated December 14, 1994 by and among the Company, Metron Semiconductors Europa B.V., Christopher
         Springall, Anthony Springall, Roger Springall, David Springall
         and Michael Springall. (2)
    3.1  Restated Articles of Incorporation of the Company. (3)
    3.2  Restated By-Laws. (4)
    3.3  Amendment to Restated By-Laws. (5)
    4.1  FSI Corporation Stock Purchase Agreement dated March 20,
         1981. (4)
    4.2  Stock Purchase Agreement dated September 15, 1982. (4)
    4.3  Common Stock and Common Stock Purchase Warrants Agreement dated
         October 15, 1985. (4)
    4.4  Second Amendment, dated as of January 9, 1989, to Common Stock and Common Stock Warrants Purchase Agreement dated as of October
         15, 1985.(5)
    4.5  Registration and Preemptive Rights Agreement dated October 15,
         1985. (4)
   10.1  1983 Incentive Stock Option Plan. (4)
   10.2  1982 Nonqualified Stock Option Plan. (4)
   10.3  Medical Reimbursement Plan. (4)
   10.4  Split Dollar Insurance Agreement and Collateral Assignment
         Agreement dated December 28, 1989, between the Company and Joel
         A. Elftmann. (Similar agreements between the Company and each of
         Robert E. Cavins, Benjamin J. Sloan, Dale A. Courtney, Peter A.
         Pope, Benno G. Sand and Timothy D. Krieg have been omitted, but will be filed upon the request of the Commission.) (6)
   10.5  Lease dated June 27, 1985, between the Company and Lake
         Hazeltine Properties. (4)
   10.6  Lease dated September 1, 1985, between the Company and
         Elftmann, Wyers, Blackwood Partnership. (4)
   10.7  Lease dated September 1, 1985, between the Company and
         Elftmann, Wyers Partnership. (4)
   10.8  Distributor Agreement dated October 9, 1987, between the
         Company and Metron Semiconductors Europa B.V. (4)
   10.9  Guaranty Agreement dated June 27, 1985, among the Company,
         Northwestern National Life Insurance Company, Northern Life
         Insurance Company, North Atlantic Life Insurance Company of
         America and Ministers Life. (4)
  10.10  1989 Stock Option Plan. (5)
  10.11  Amended and Restated Employees Stock Purchase Plan. (3)
  10.12  Directors Nonstatutory Stock Option Plan. (3)
  10.13  $500,000 promissory note in favor of the Company issued by
         Metron Semiconductors Asia Ltd. (7)
  10.14  Shareholders Agreement among FSI International, Inc. and Mitsui
         & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August
         14, 1991. (7)
  10.15  FSI Exclusive Distributorship Agreement dated as of August 14,
         1991 between FSI International, Inc. and m.FSI, Ltd. (7)
  10.16  FSI Licensing Agreement dated as of August 14, 1991, between
         FSI International, Inc. and m.FSI, Ltd. (7)
  10.17  License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (8)
  10.18  Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments
         Incorporated. (8)

                         EXHIBIT INDEX AND SUBSIDIARIES

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

   11.1 Computation of Per Share Earnings of FSI International, Inc. - electronically filed

     27  Financial Data Schedules - electronically filed

- --------------------
 (1) Filed as an Exhibit to the Company's Report on Form 8-K, as amended, File No. 0-17276, and incorporated by reference.
 (2) Filed as an Exhibit to the Company's Registration Statement on Form S-3 dated January 5, 1995, SEC File No. 33-88250 and incorporated by reference.
 (3) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.
 (4) Filed as an Exhibit to the Company's Registration Statement on Form S-1, SEC File No. 33-25035, and incorporated by reference.
 (5) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1989, SEC File No. 0-17276, and incorporated by reference.
 (6) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 25, 1990, as amended by Form 8 dated December 20, 1990, and by Form 8 dated February 5, 1991, SEC File No. 0-17276, and incorporated by reference. Similar agreements between the Company and each of Robert E. Cavins, J. Wayne Stewart, Benjamin J. Sloan, Dale A. Courtney, Peter A. Pope, Benno G. Sand and Timothy D. Krieg have been omitted, but will be filed upon the request of the Commission.
 (7) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.
 (8) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 29, 1992, SEC File No. 0-17276, and incorporated by reference.
 (9) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1993, SEC File No. 0-17276, and incorporated by reference.
(10) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.
(11) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.