Form 10-K405
period 1995-08-26
FSI INTERNATIONAL INC
filed 1995-11-22
CIK 841692

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended           August 26, 1995
                              -----------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________________to__________________


                            FSI INTERNATIONAL, INC.
             (Exact Name of Registrant as specified in its charter)

              MINNESOTA                                41-1223238
     ------------------------------                    ----------
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)              Identification No.)

322 LAKE HAZELTINE DRIVE, CHASKA, MINNESOTA               55318
-------------------------------------------               -----
 (Address of principal executive offices)               (Zip Code)

                 Registrant's telephone number: (612) 448-5440

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE SECURITIES EXCHANGE ACT:
                                      NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE SECURITIES EXCHANGE ACT:
                           COMMON STOCK, NO PAR VALUE

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        ----       -----
       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X
                                ---

       The aggregate market value of the common stock, no par value held by non-affiliates of the Registrant, based on the closing price of the Common Stock on November 10, 1995, as reported on the Nasdaq-National Market, was approximately $350,458,020. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

       As of November 10, 1995, the registrant had issued and outstanding 20,315,645 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 24, 1996, (the "Proxy Statement") and to be filed within 120 days after the Registrant's fiscal year ended August 26, 1995, are incorporated by reference into Part III of this Form 10-K Report.

       Portions of the Annual Report to Shareholders for the fiscal year ended August 26, 1995 (the "Annual Report") are incorporated by reference into Parts II and IV of this Form 10-K Report.

   There are 163 pages to this Report. The Index to Exhibits begins on page 47.


                                     PART I
ITEM 1.  BUSINESS

THE COMPANY

       FSI International, Inc., a Minnesota corporation organized in 1973 ("FSI" or the "Company"), designs, manufactures, markets and supports microlithography, surface conditioning and chemical management equipment used in the fabrication of integrated circuits, which is the only industry segment in which the Company is presently engaged. The Company's microlithography product, the POLARIS(R) cluster, processes photoresist (light sensitive material used for patterning) on the surface of silicon wafers as part of the photolithography phase of the integrated circuit fabrication process. The Company's surface conditioning products, including the MERCURY(R) spray processing systems and the EXCALIBUR(R) vapor processing systems, remove contaminants and excess photoresist from wafers during the fabrication process and selectively remove oxide from the wafer surface. The process steps performed by the Company's microlithography and surface conditioning products, which are used repeatedly throughout the fabrication cycle, are an integral part of the manufacturing process for virtually every integrated circuit produced today. The Company's chemical management products, including its CHEMFILL(R), CHEMBLEND/tm/ and CHEMGEN/tm/ systems, perform the critical functions of blending, delivering and controlling the flow, concentration and purity of chemicals used by various types of processing equipment within a fabrication facility.

       Advances in electronics technology in recent years have resulted in increasingly sophisticated integrated circuits which require submicron geometries and complex manufacturing processes. To meet the demand for these more complex, high performance devices, integrated circuit manufacturers require process technologies that are timely, reliable and readily integrated into high volume manufacturing environments. Competitive pressures are at the same time forcing integrated circuit manufacturers to reduce the costs of producing integrated circuits. FSI believes it responds to these demands by providing leading technology products that increase yields, integrate with other suppliers' equipment and provide significant overall cost advantages. The Company's strategy is to remain focused as a technological leader in its three core markets, emphasizing close customer relationships that enhance the Company's responsiveness to the needs and cost constraints of its markets.

       The Company markets its products directly in North America and primarily through a network of affiliated distributors in Europe, the Far East, and Japan. Through these affiliated international distributors the Company can provide timely and efficient worldwide customer service and support.

       During fiscal 1995, the Company completed two transactions which expanded its chemical management capabilities. In January of this year, FSI and its affiliated distributor Metron Technology B.V. (f/k/a Metron Semiconductors Europa B.V.) each acquired a 50% interest in FSI Metron Europe, Limited ("FME") located in Newhaven, England. FME manufactures, markets, and services chemical distribution systems, wet benches and portable clean rooms primarily for use by semiconductor device manufacturers.

       On March 8, 1995, the Company acquired all of the outstanding capital stock of Applied Chemical Solutions ("ACS") and ACS became a wholly-owned subsidiary of the Company. Principal ACS products include chemical blending and delivery systems, point-of-use chemical generation systems and slurry mixing and delivery systems used in conjunction with chemical mechanical planarization, commonly referred to as CMP. ACS's operations are headquartered in Hollister, California.

  INDUSTRY BACKGROUND

       The fabrication of integrated circuits is a complex process involving several distinct phases repeated numerous times during the fabrication process. Each production phase requires different processing technology and equipment, and no one semiconductor equipment supplier currently produces an entire state-of-the-art fabrication system. Rather, semiconductor device manufacturers typically construct fabrication facilities by combining manufacturing equipment produced by several different suppliers, each of which performs specific functions in the manufacturing process.

       Demand for new semiconductor production equipment is driven principally by the need for new processes and systems capable of manufacturing increasingly complex integrated circuits. Industries that utilize integrated circuits are demanding higher performance devices from semiconductor manufacturers. Over the last decade, technological advances have allowed integrated circuit manufacturers to reduce the size and substantially increase the number of transistors on each integrated circuit device. Today, 16 megabit dynamic random access memory ("DRAM") integrated circuits are manufactured using more than 200 process steps on six or eight inch diameter wafers and incorporating geometries of 0.5 micron. With high density logic devices and 64 megabit DRAMs that require geometries of less than 0.5 micron now under development, integrated circuit manufacturers require process technology advances that are timely, highly reliable, and readily implemented into high volume manufacturing environments.

       Concurrent with these technological advances, competitive pressures are forcing semiconductor manufacturers to reduce integrated circuit manufacturing costs. Because the capital cost of a large semiconductor fabrication facility is high, in some cases exceeding $1.0 billion, manufacturers have increased their focus on the various cost components of a semiconductor manufacturing facility. This greater emphasis on total device processing cost has led manufacturers increasingly to analyze the costs associated with owning and operating each piece of process equipment in the manufacturing line (referred to as the "cost of ownership"), including capital cost, throughput, yield, up-time, consumables, start-up time, and other equipment related costs for each process step. In addition, the Company believes that in an effort to reduce total manufacturing costs and to reduce potential contaminant exposure as the wafer is transferred from one process step to another, manufacturers are increasingly seeking process equipment capable of being integrated with the process equipment of other suppliers to create a highly automated and integrated processing system.

       The Company believes that semiconductor manufacturers are asking equipment suppliers to take an increasingly active role in meeting the manufacturer's technology requirements and cost constraints by developing and supporting the products and processes required to fabricate advanced semiconductor designs. Certain semiconductor manufacturers are seeking strategic relationships with equipment suppliers for specific process steps on existing and new integrated circuit designs. As a result, semiconductor equipment companies are being asked to provide advanced process expertise, superior product performance, reduced overall cost of ownership, and worldwide customer support to better meet the needs of integrated circuit manufacturers as well as meet international quality standards, such as ISO 9001 certification.

  INTEGRATED CIRCUIT FABRICATION

       The basic component in the manufacture of integrated circuits is a thin, circular crystalline silicon wafer, typically three to eight inches in diameter. During the fabrication process, several layers of conductive or dielectric materials are sequentially grown or deposited on the wafer surface through a series of thermal and/or chemical processes. These processes are conducted in a controlled environment, typically a "clean room" which is a manufacturing facility separated from the outside environment with separately controlled temperature and humidity and employing specialized filters designed to reduce the number of particulates in the air within the facility. Each layer undergoes a series of processes to etch a portion of the layer or change the electrical characteristics of the layer, leaving the desired integrated circuit pattern. The wafers are ultimately separated into individual integrated circuits or discrete components which are then packaged, assembled, and tested. The typical integrated circuit fabrication process takes between eight and twelve weeks. The primary stages of this process are discussed below.

            Cleaning. The wafer surface must be cleaned and conditioned at the beginning of the fabrication process and at numerous other times throughout the process. Cleaning is generally performed by exposing the wafer to various chemicals in a liquid state, through immersion or spraying, or in a vapor state. As integrated circuit geometries become smaller and more complex, the reduction of organic, metal, and particle contamination on the wafer becomes an increasingly critical factor in improving the yields of wafer processing. In addition to contamination from particles left over from the various steps in the fabrication process, such as etching or stripping, contaminants may also be introduced from the equipment and chemicals utilized in the manufacturing process. FSI's surface conditioning products, including the MERCURY spray processors and the EXCALIBUR vapor processing systems, are designed to perform these cleaning functions throughout the integrated circuit fabrication process.

            Layering. Following cleaning and conditioning, a thin film of either conductive or dielectric material is grown or deposited on the wafer surface. Depending upon its particular electrical properties, each layer functions as an insulator, semiconductor or conductor.

            Planarization. Recently, a new process step called chemical mechanical planarization, commonly referred to as CMP, has become important in semiconductor device manufacturing, particularly for advanced devices. The CMP process uses a chemical and mechanical polishing procedure with a slurry and pad to smooth the surface of a wafer after each layering step in the metal interconnect process. This smoothing, or planarization, is necessary to prevent extremes of topography which can reduce yield and reliability of semiconductor devices. Certain of the Company's chemical management systems are used to mix and deliver the slurry used in this process. The Company's MERCURY spray processing systems are used to remove the polishing grit from the surface of the wafer after CMP processing.

            Photolithography. After the film layer is deposited on the wafer, the film is primed to promote the adhesion of a light sensitive material called photoresist. After the photoresist is applied, the wafer is heated in order to remove solvents from the photoresist. Integrated circuit patterns are then projected onto the photoresist by exposing it to a light source through a mask. Chemical changes occur in the portion of the photoresist exposed to the light source, resulting in a transfer of the image of the desired circuit into the photoresist on the wafer. After a circuit pattern has been imprinted, the image on the film is developed, which creates protected and unprotected areas. The developed photoresist is then baked at a high temperature to remove remaining solvents, improve adhesion to the wafer surface and harden the photoresist for subsequent processing. POLARIS clusters perform all photolithography functions except exposure.

            Etching or Doping. Upon completion of the photolithography process, the wafer is either etched or doped. During etching the unprotected areas of the patterned film are removed with chemicals to leave the desired circuit pattern. Etching can be accomplished with either a wet chemistry process using liquid chemicals, or a dry chemistry (typically plasma) process using chemical gases or vapors. With advanced devices, most pattern etching is performed using a dry process. The Company's EXCALIBUR vapor processing system is used to remove residual silicon dioxide to improve electrical performance and to remove the residue left by plasma or reactive ion etching. The Company's spray processing systems have been used to perform blanket etching in limited wet chemistry applications. During doping, specific ions are implanted on the wafer to control and change the electrical properties of the wafer surface. Doping produces the semiconductor activity on the wafer.

            Stripping. After etching or doping, the wafer is stripped of photoresist through either a wet chemistry or a dry chemistry process. The Company's spray processing systems are used to perform this function with wet chemistry applications or as a final clean-up after dry chemistry applications.

       These operations are repeated numerous times during the fabrication process depending upon the type and complexity of the semiconductor device and the overall process employed, and the precise order of the steps utilized varies by manufacturer. A finished integrated circuit consists of a number of film layers which together form thousands of extremely small electronic components that combine to perform the desired electrical functions. Each step in the fabrication process requires precision and must be rigorously controlled to attain commercially acceptable yields and cost performance.

       Chemical management systems enable semiconductor device manufacturers to store acids and solvents in bulk tanks outside the device fabrication clean room and to deliver programmed amounts of chemicals to various types of equipment in the clean room. The Company's chemical management products, including its CHEMFILL, CHEMBLEND and CHEMGEN systems, perform the critical functions of generating, blending, delivering and controlling the flow, concentration and purity of chemicals used by various types of processing equipment throughout the fabrication process.


  PRODUCTS

       The mix of products sold by the Company may vary significantly from year to year. The following table sets forth, for the periods indicated, the amount of sales and approximate percentages of the Company's total sales contributed by the Company's principal products:




                                                      FISCAL YEAR ENDED
                                 -------------------------------------------------------------
                                 AUGUST 26, 1995        AUGUST 27, 1994        AUGUST 28, 1993
                                 ---------------        ---------------        ---------------
                                                   (DOLLARS IN THOUSANDS)

Microlithography clusters        $ 61,246   32.2%       $32,723    33.9%       $20,317    25.9%
Surface conditioning products      59,898   31.5         27,915    29.0         26,194    33.4
Chemical management systems        45,223   23.7         17,573    18.2         18,629    23.8
Spare parts and service            24,036   12.6         18,226    18.9         13,292    16.9
                                 --------  -----        -------   -----        -------   -----
                                 $190,403  100.0%       $96,437   100.0%       $78,432   100.0%
                                 ========  =====        =======   =====        =======   =====

       MICROLITHOGRAPHY CLUSTERS. The Company's POLARIS microlithography cluster performs all of the photolithography processing steps except exposure. The POLARIS cluster consists of a clean-room qualified robot surrounded by various process modules. Each module is totally independent and requires no mechanical interface. The cluster is enclosed by transparent safety walls, creating a self-contained process environment and is configured to match the throughput capabilities of the integrated exposure equipment. The enclosure can be modified to provide a Class 1 clean room environment, providing independent control of temperature, humidity and organics from the rest of the fabrication area. Operations within the cluster are primarily controlled by a computer console and a touch screen on each cluster's console. During operation, cassettes of wafers are loaded in the cluster's input/output module from which the robot transports wafers through the various process modules in a sequence programmed by the operator allowing the desired treatment of the wafer surface.

       The POLARIS cluster represents a processing alternative to conventional photoresist track or linear systems, which permit processing of the wafer only according to a pre-established arrangement of the equipment. Wafer routing and throughput in a POLARIS cluster are not dependent upon module configuration. The programmable capability allows random wafer routing and continuous processing of wafers eliminating the need for the queuing of partially processed wafers sometimes required by traditional track systems. In addition, by controlling system variables within tight tolerance levels, the POLARIS cluster is able to better ensure the repeatability of the various process steps. As a result, the POLARIS cluster provides system flexibility and performance advantages over competing track systems. It also provides significant reliability and serviceability advantages. The highly integrated and automated cluster approach of the POLARIS cluster eliminates the need for a number of complex mechanisms which can impact system reliability, such as exposure system interface modules and wafer transport mechanisms generally associated with track systems. POLARIS process modules can be serviced from outside the cluster without disrupting other cluster process operations. In addition, should technology change in any particular process module, that individual module can be replaced with an upgrade without rendering the entire system obsolete.

       In July 1994, the Company introduced the POLARIS 2000 cluster. This new generation POLARIS cluster system contains several process enhancements including an advanced bake/chill plate technology and a fluid temperature control system and new robot for higher throughput of wafers. Simultaneous multiple process flow capabilities allows the system to operate in tandem with another process tool which is physically linked to the POLARIS system and to simultaneously support other process equipment which is not linked to the system. The Company began shipping the POLARIS 2000 cluster in January 1995.

       Purchasers of the POLARIS cluster include Ericsson Components AB ("Ericsson"); ITT Corporation; International Business Machines Corporation ("IBM"), LG Semicon Co., Ltd. ("LG Semicon"); Motorola, Inc. ("Motorola"); National Semiconductor, Corp. ("NSC"); Texas Instruments, Incorporated
  ("TI"); and Tower Semiconductor Ltd. ("TSL"). The Company has an installed base of approximately 120 POLARIS clusters, including approximately 45 POLARIS 2000 clusters. The price of the POLARIS cluster ranges from approximately $800,000 to $1,600,000, depending on wafer size, number of modules, and number of robots required.

       The POLARIS cluster technology is licensed by the Company from TI. See "Patents, Trademarks and Intellectual Property" below.

       SURFACE CONDITIONING PRODUCTS. The Company's surface conditioning products perform cleaning and stripping functions necessary for the processing of integrated circuits.

       Spray Processing Systems. The Company's spray processing systems, which include the MERCURY system, are sophisticated wet chemistry systems used to clean and strip wafers at various stages in the integrated circuit fabrication process. These systems use centrifugal spray technology to process wafers by exposing them to a programmed, sequenced spray of fresh chemicals inside a closed, nitrogen filled chamber. Cassettes filled with wafers are loaded into a turntable in the process chamber and the processing chemicals, de-ionized water, and nitrogen are sequentially dispensed into the chamber through a spray post mounted in the chamber. As the turntable rotates, nozzles apply a chemical spray to the wafers' surface. After chemical application, de-ionized water is sprayed on the wafer surface and all surfaces of the process chamber to remove chemical residues. The wafers and chamber are then dried by centrifugal spinning combined with a flow of nitrogen into the chamber. The Company's spray processing systems also can perform certain blanket etch functions in limited wet chemistry applications. FSI's spray processing systems include a microprocessor-based controller to program, control, and monitor the operating functions of the system in order to ensure precise control and repeatability of the process.

       The Company's spray processing systems provide an alternative to traditional immersion technology, principally wet-bench processing of wafers. A chemical wet-bench consists of an exhaust hood laboratory bench with open chemical tanks in which the wafers are either manually or automatically transferred from one chemical bath to another. The Company believes that its spray processing systems provide many cost of ownership and other benefits over wet-bench chemical processing including protection of the process operator from hazardous chemicals or fumes, improved cleaning capability, reduced chemical usage, lower space utilization in the clean room, and greater process flexibility, including the capability to easily change chemical sequences.

       Spray processing system customers include Advanced Micro Devices, Inc. ("AMD"); Amtel Corporation ("Amtel"); Cypress Semiconductor Corporation ("Cypress"); Digital Equipment Corporation ("DEC"); Fujitsu Microelectronics, Inc. ("Fujitsu"); IBM; International Rectifier Corporation ("IRC"); Motorola; NCS; Phillips Semiconductors ("Phillips"); SGS Thompson Microelectronics, Inc. ("SGS Thompson"); Siemens A.G. ("Siemens"); TI; TSL; and Winbond Electronics Corp. ("Winbond"). The Company has an installed base of over 2,170 spray processing systems. The Company offers four types of spray processing systems, which range in price from $300,000 to $600,000. The Company also markets certain equipment complementary to its spray processors, including water heaters, chemical heaters, and booster pumps.

       Vapor Processing Systems. The Company's EXCALIBUR vapor processing systems use anhydrous hydrofluoric ("HF") gas in conjunction with water vapor to perform cleaning steps normally done with liquid chemicals. The EXCALIBUR systems are highly automated, with a microprocessor-based controller and user-friendly software for sequencing and control of the reactants. Wafers are processed on an individual basis and loaded from the wafer carrier into the process chamber by a handler that minimizes particle contamination. Single-wafer processing permits EXCALIBUR systems to be more easily integrated with equipment of other suppliers and provides greater control over process uniformity. Up to four process chambers can be operated with a single electronic controller through the utilization of multi-tasking software.

       The advantages of vapor phase processing over wet processing include increased chemical purity (due in part to its ability to mix chemical gases with water vapor at the point of use), reduced chemical and waste disposal costs, increased processing capabilities and improved integration with cluster tools. An integrated system of this type provides the necessary environmental and surface control of the wafer between cleaning and various other process steps, resulting in reduced contamination and improved yield.

       Since introduction in 1987, EXCALIBUR systems have gone through multiple enhancements, including the development from a single gas to a multi-gas system. These continual enhancements led to the introduction of the latest version of the system, the EXCALIBUR MVP (Multi-Vapor Processor) system in July 1993. In addition to HF gas, the EXCALIBUR MVP system uses hydrochloric acid gas for improved metal removal and ozone gas for organic removal, and has the processing capability to clean the backside of the wafer along with the front. The EXCALIBUR MVP system can be used for the critical cleaning steps in the integrated circuit production process. Programs are under development to integrate the EXCALIBUR MVP system with other process equipment. The process development of the EXCALIBUR MVP system was funded in part by SEMATECH, an industry and government consortium.

       The Company's EXCALIBUR customers include AT&T Corp. ("AT&T"), Fujitsu, Hyundai Electronics Industries Co., Ltd. ("Hyundai"), Intel Corporation ("Intel"), Siemens, and TI. The

  Company has installed approximately 160 vapor processing systems, many of which contain multiple modules. Systems vary in price from approximately $150,000 to $800,000 depending on the model, wafer size, number of process chambers, and related electronic control requirements.

       In August of 1995, the Company announced a License Agreement with IBM which will allow FSI to manufacture, market, and service products using IBM's cyrogenic aerosol cleaning technology. This IBM developed technology uses frozen ice particles formed by inert gases to dislodge contaminants or residue particles from a silicon wafer's surface. FSI anticipates having a production tool commercially available during the latter part 1996.

       Over the past several years, based in part upon funding received from the National Institute of Standards and Technology, the Company has developed the Orion/tm/ system, in which "dry" chemicals in a gaseous environment are charged by an energy source to remove contaminants from a silicon's wafer surface. The Company expects to ship a prototype to a customer for evaluation in the latter part of 1996.

       CHEMICAL MANAGEMENT SYSTEMS. The Company's chemical management systems enable semiconductor manufacturers to generate certain acids from gases, blend acids and solvents to desired concentrations, store the acids and solvents in bulk tanks outside the device fabrication clean room and to deliver programmed amounts of chemicals to various types of equipment in the clean room.

       Chemical Delivery Systems. The Company offers chemical delivery systems utilizing pump, pump and pressure, and vacuum pressure designs. The Company's chemical delivery systems provide semiconductor manufacturers with enhanced chemical purity, inventory control, safety, dispensing accuracy and bulk purchasing opportunities.

       Typically, a chemical delivery system installation involves the delivery, flow and purity control of five to ten distinct chemicals. Each chemical requires its own station operated by a dedicated programmable logic controller. These dedicated controllers are in turn integrated by a host industrial computer to monitor and control the entire system. Normally, one chemical delivery module is required for each chemical; however, one module can be used to supply that chemical to multiple use points within the clean room. Each system installation requires a degree of customization based on the delivery requirements and physical layout of the customer's facility. FSI's project management expertise allows it to perform multiple installations simultaneously, which is a significant advantage during periods of growth in the number of fabrication facilities being constructed, upgraded, or expanded. In addition, upon the request of a customer, FSI will oversee and coordinate not only the installation of a chemical delivery system but also the entire chemical distribution system of the fabrication facility, including point of use interfaces and primary and secondary containment piping.

       The Company offers four primary models of chemical delivery systems, including the CHEMFILL 500, which provides all the features of a centralized delivery system in a compact, economical unit. This model can be used as a cost-effective solution for small volume chemical users or as a local source of chemicals in large fabrication facilities. The CHEMFILL 1000 PLC (for "programmable logic control") offers increased automation to its users, providing enhanced control, flexibility, and functionality. The VP4500 utilizes proprietary ACS vacuum pressure technology to draw chemicals from their storage and transportation containers into the system and pressure to transfer the chemical back to the container, in a recirculation mode, or to points of use in a dispense mode. The CHEMFILL 5000, which is also programmable logic controlled, features redundant flow systems that help increase uptime.

       Chemical Blending and Mixing Systems. The Company's CHEMBLEND chemical blending and mixing systems allow semiconductor device manufacturers to reduce chemical costs by enabling them to blend a process chemical from concentrate on site to create the various chemical concentrations required at different points of use in the clean room.

       Chemical Generation Systems. The CHEMGEN chemical generation systems allow semiconductor device manufacturers to reduce chemical costs by generating bulk quantities of certain chemicals by mixing gases with deionized water located at the facility. These chemicals are then delivered to the various use points in the semiconductor device manufacturing facility.

       Slurry Mixing and Delivery Systems. The Company's slurry mixing and delivery systems, which utilize proprietary vacuum pressure technology, mix and deliver slurry which is used in conjunction with CMP technology. The Company's P2000 series systems mix and deliver silicon dioxide slurry, while the P2200M mixes and delivers tungsten slurry.

       Chemical management system customers include AMD, Cypress, DEC, Fujitsu, Intel, Motorola, NSC, Phillips, SGS Thompson, and Tech Semicondcutor
  Singapore PTE. LTD. ("Tech Semiconductor"). The Company has installed chemical management systems in over 75 fabrication plants worldwide. Typical installations vary in price from $250,000 to $2,500,000. However, a project involving turn-key installation with multiple chemicals and points of use can cost in excess of $6,000,000.

       SPARE PARTS AND SERVICE. The Company sells spare part kits for a number of its products and individual spare part components for its equipment, primarily spray processing and to a lesser extent chemical management systems. The Company often packages product improvements to enable customers to update previously purchased equipment.

       The Company employs customer service and process engineers to assist and train the Company's customers in performing preventive maintenance and service on FSI equipment and developing process applications for the equipment. The Company generally provides a one to two year parts and labor warranty depending upon the product. The Company also provides in-house service and maintenance training and process application training for its customers' personnel on a fee basis. In addition, the Company offers a variety of process, service, and maintenance programs that may be purchased for a fee. A number of customers have purchased maintenance contracts whereby the Company's service employees work full-time at the customer's facility, and provide process service and maintenance support for FSI equipment.

  BACKLOG AND SEASONALITY

       The Company's backlog at the end of fiscal 1995 and 1994 was approximately $115 million and $77 million, respectively. A substantial portion of the backlog at August 26, 1995 is scheduled to be shipped in fiscal 1996. Backlog consists of orders for which a customer purchase order has been received or a customer purchase order number has been communicated to the Company. Orders are subject to cancellation by the customer, generally with a cancellation charge. In fiscal 1995 and 1994, purchase orders aggregating approximately $1,524,000 and $708,000, constituting

  .8% and .7% of sales during fiscal 1995 and 1994, respectively, were canceled and not rescheduled. Because of the timing and relative size of certain orders received by the Company and possible changes in delivery schedules and cancellations of orders, the Company's backlog can vary from time to time and at any particular date is not necessarily indicative of actual sales for any succeeding period. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." The business of the Company is not seasonal to any significant extent.

  RESEARCH AND DEVELOPMENT

       The Company believes that its future success will depend in large part on its ability to enhance, in collaboration with its customers, its existing product lines to meet the changing needs of semiconductor device manufacturers. The Company believes that the trends in the industry, such as utilization of smaller integrated circuit geometries, increased use of eight inch and larger wafers, and manufacturers' increased desire for integral processing equipment will make highly automated and integral systems, including single wafer processing systems, more important in the manufacture of integrated circuits. To assist the Company in its development efforts, the Company maintains relationships with a number of industry professionals some of whom serve on the Company's Technical Advisory Board ("TAB"). This board meets periodically with FSI management to identify and review semiconductor device industry trends in advanced technology and FSI's development activities toward meeting the industry's technology needs. In addition, the industry professionals provide the Company with on-going technical consultation and support.

       The Company's current research and development programs are primarily focused on the need for cleaner wafer surfaces due to smaller geometries, increased process control and flexibility through monitoring and software management systems, robotics automation in the clean room and integration of the Company's product offerings with the processing equipment of other suppliers. Each of these programs involves customer collaboration to ensure proper machine configuration and process development to meet the industry's requirements.

       The Company is actively engaged in a number of development and process enhancement programs regarding the POLARIS cluster. Such programs include testing POLARIS clusters with new types of photoresist and new processes utilizing such resist. The Company also is exploring, with customer collaboration, further process refinements to its spray processing systems and conducting basic research on vacuum-based gas phase (dry) cleaning systems which may provide increased cleaning capabilities and improved process integration. The Company's dry cleaning project was funded in part by a $2.0 million research grant from the National Institute of Standards and Technology over a two-year period that ended February 28, 1995.

       The Company maintains a demonstration and process development laboratory at its headquarters in Minnesota, occupying over 2,500 square feet, and a 2,000 square foot Class 1 microlithography demonstration and process development laboratory in Dallas, Texas. The Company's laboratory personnel work directly with customers in solving process problems, developing new processes, evaluating new pieces of equipment and designing new equipment.

       Expenditures for research and development, which are expensed as incurred, during fiscal 1995, 1994, and 1993 were approximately $24,865,000, 15,743,000 and $11,760,000, respectively, and represented 13.1%, 16.3% and
  15.0% of sales, respectively. The Company attempts to supplement its research and development efforts with third party funding from industry consortiums, government sources, and customers. During fiscal 1995, 1994 and 1993, the Company recognized third party funding of approximately $546,000, $1.3 million and $1.2 million, respectively, as a reduction in research and development expenses.

  MARKETING, SALES AND SUPPORT

       The Company markets its products to integrated circuit manufacturers throughout the world. In North America, the Company markets its products through direct sales personnel located in four regional sales offices and through two independent sales representatives. The Company also has several product and technical specialists devoted to each of the Company's product lines. These product and technical specialists and the Company's process engineers work with customers to understand the customer's precise processing requirements and to configure the appropriate FSI equipment to meet such requirements. In addition, as of fiscal year end the sales effort was supported by approximately 205 employees engaged in service and marketing support.

       International sales, primarily in Europe, the Far East and Japan, accounted for approximately 37%, 33% and 34% of total sales for fiscal years 1995, 1994 and 1993 respectively. The Company owns a 38.2% equity interest in Metron Technology B.V. ("Metron"), a distributor of the Company's products which has an extensive distribution organization located in Europe, including Germany, the United Kingdom, the Netherlands, France, Sweden, Italy, and Israel, in India, and in the Far East, including, Taiwan, Korea, China, Singapore, and Hong Kong. Fluoroware, Inc., a manufacturer of plastic injection moldings for the semiconductor device industry, also owns a 38.2% equity interest in Metron. In addition to the Company's products, Metron also sells products and equipments on behalf of several other semiconductor equipment and consumables manufacturers, including Fluoroware, Inc.

       The significant majority of the Company's international sales are made to its affiliated distributors for resale to end users of the Company's products. However, in some cases, the Company may also sell directly to an international customer, in which case the Company will pay a commission to one of its affiliated distributors in connection with the sale. When commissions are taken into account, the international sales to the Company's affiliates are on terms generally no less favorable to the Company than international sales by the Company directly to non-affiliates.

       The Company owns a 49% equity interest in m/./FSI, Ltd. ("m/./FSI"), a Japanese joint venture company formed in August 1991 with Mitsui & Co., Ltd. and its wholly-owned subsidiary, Chlorine Engineers Corp., Ltd. (collectively, "Mitsui"). Mitsui owns a 51% equity interest in m/./FSI. In connection with its formation, the Company and Mitsui granted m/./FSI certain product and technology licenses and product distribution rights. m/./FSI distributes certain FSI and Mitsui products in Japan.

  MANUFACTURING AND SUPPLIERS

       Except with respect to ACS products and certain POLARIS cluster modules, the Company typically assembles its products and systems from components and prefabricated parts manufactured and supplied by others, such as process controllers, robots, integrated circuits, power supplies, stainless steel pressure vessels, chamber bowls, valves, and relays. Certain of the items manufactured by others are made to the Company's specifications. All final assembly and systems tests are performed within the Company's manufacturing facilities. Quality control is maintained through incoming inspection of components, in-process inspection during equipment assembly, and final inspection and operation of all manufactured equipment prior to shipment. Currently, ACS products are manufactured for the Company by contract manufacturers. The Company's manufacturing engineers routinely monitor production progress and perform source inspections prior to delivery of finished ACS products to customers. FSI has a company-wide quality program in place and received ISO 9001 certification in October 1994. Such certification, however, does not cover the operations of ACS or FME.

       In fiscal 1995, the Company through its fifty (50%) percent interest in FME, established a manufacturing capability in Europe for its chemical management systems division. In addition, FME also provides program management, including the capability to manage the installation of large chemical generation and dispense systems throughout a semiconductor device manufacturing facility.

       Certain of the components and subassemblies included in the Company's products are obtained from a single supplier or a limited group of suppliers in order to ensure overall quality and timeliness of delivery. Although the Company seeks to reduce dependence on sole and limited source suppliers, disruption or termination of certain of these sources could have a temporary adverse effect on the Company's operations. The Company believes that alternative sources could be obtained and qualified to supply these products, if necessary. Nevertheless, a prolonged inability to obtain certain components could have an adverse effect on the Company's operating results and could result in damage to customer relationships.

  COMPETITION

       The semiconductor equipment industry is highly competitive. In each of the markets it serves, the Company faces intense competition from established competitors, some of which have substantially greater financial, engineering, research, development, manufacturing, marketing service and support resources, and greater name recognition than the Company, and long standing customer relationships. In order to remain competitive, the Company will be required to maintain a high level of investment in research and development, marketing, and customer service and support as well as control operating expenses. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company's products will continue to be viewed as competitive as a result of technological advances by competitors or changes in semiconductor processing technology. The Company's competitors also may increase their efforts to gain and retain market share through competitive pricing. Such competitive pressures may necessitate significant price reductions by the Company or result in lost orders which could adversely affect the Company's results of operations.

       Since 1992, Japanese semiconductor manufacturers substantially reduced their levels of capital spending on new fabrication facilities and equipment in Japan and elsewhere. This has resulted in reduced sales and increasing competitive pressures in the Japanese market segment (comprised of semiconductor device fabrication facilities located in Japan and those located outside of Japan which are controlled by Japanese companies). As a result, pricing pressures in both the Japanese market and elsewhere may continue into the foreseeable future due to Japanese semiconductor equipment manufacturers offering substantial discounts on their products.

       The Company believes that the Japanese companies with which it competes have a competitive advantage because of their dominance of the Japanese market segment. Furthermore, Japanese semiconductor device manufacturers have extended their influence outside Japan by licensing products and process technologies to non-Japanese semiconductor device manufacturers.

  Such licenses can result in a recommendation to use semiconductor device equipment manufactured by Japanese companies. Therefore, the Company may be at a competitive disadvantage with respect to the Japanese semiconductor equipment suppliers, who have been engaged for some time in collaborative efforts with Japanese semiconductor device manufacturers. Certain Japanese semiconductor equipment manufacturers have announced plans to begin manufacturing operations in the United States, which will enable them to compete more effectively in the United States market.

       The Japanese market segment is important as it represents a substantial percentage of the world-wide semiconductor device market. To date, the Company has not yet established itself as a significant participant in the Japanese market segment with respect to its POLARIS cluster or chemical management system product lines. As part of the strategy to establish its Japanese presence, the Company formed a joint venture, m/./FSI in August 1991 with Mitsui and granted m/./FSI certain product and technology licenses and product distribution rights in Japan.

       A growing portion of the Company's international sales have been to semiconductor device manufacturers located in Korea. The Korean market is extremely competitive and the semiconductor device manufacturers located there have been very aggressive in seeking price concessions from suppliers. FSI does not believe that there are any existing government trade restrictions that would materially limit FSI's ability to compete in the Japanese or Korean markets.

       Significant competitive factors in the semiconductor equipment market include quality, process repeatability, capability and flexibility, ability to integrate with other products, and overall cost of ownership, including reliability, automation, throughput, customer support, and system price. The Company has experienced significant price competition from certain of its competitors, primarily those in the microlithography and chemical management systems markets. Although the Company believes that it has certain technological and other advantages over its competitors, realizing and maintaining such advantages will require a continued high level of investment by the Company in research and development, and marketing and customer service and support as well as controlling operating expenses. There can be no assurance that the Company will continue to compete successfully in the future.

       The Company's competitors differ across its three product lines. The Company's microlithography clusters compete with products offered by Dainippon Screen Manufacturing Co. Ltd. ("DNS"), Silicon Valley Group, Inc. and Tokyo Electron Ltd. ("TEC"),. The Company competes with DNS, TEL, Semitool, Inc., Submicron Systems, Inc. ("Submicron"), and Santa Clara Plastics in the area of surface conditioning products. The Company's Chemical Management System competes with products from Systems Chemistry, Inc., a subsidiary of Submicron, and a number of chemical supply companies that also offer chemical management systems.

  CUSTOMERS

       The Company sells products from one or more of its product lines to most major integrated circuit manufacturers, including AMD, Cypress Semiconductor, DEC, International Rectifier, Ericsson, Fujitsu, Hyundai, IBM, Intel, LG Semicon, Motorola, NSC, Phillips, SGS Thompson, Siemens and TI, and has over 100 active customers worldwide.

       Although the composition of the Company's customers has changed from year to year, direct sales to the Company's top five customers in each of fiscal 1995, 1994 and 1993 have accounted for approximately 54%, 46% and 50%, respectively, of the Company's total sales. Direct sales to the Company's top two customers in each of fiscal 1995, 1994 and 1993 accounted for approximately 28%, 30% and 32% respectively, of the Company's total sales. In addition, approximately 38% of the Company's backlog at fiscal 1995 year-end was comprised of orders from two customers. IBM accounted for approximately 16% and 6% of the Company's sales in fiscal 1995 and 1994, respectively. Motorola accounted for approximately 12% and 8% of the Company's sales for fiscal 1995 and 1994, respectively. LG Semicon accounted for approximately 11% and 5% of the Company's sales for fiscal 1995 and 1994, respectively.

       Sales to the Company's affiliated international distributors in fiscal 1995, 1994 and 1993, which may include sales of products subsequently resold to the Company's direct customers, accounted for approximately 22%, 26%, and 25%, respectively, of the Company's total sales. In addition, the earnings received from the Company's equity ownership interest in such affiliated distributors accounted for approximately 18%, 32%, and 43% of the Company's net income in fiscal 1995, 1994 and 1993, respectively. The earnings or losses of the Company's affiliated distributors can affect significantly the financial results of the Company. There can be no assurance that the affiliated distributors will continue to distribute the Company's products or do so successfully, and in such event the Company's results of operations and earnings could be adversely affected.

       The Company has experienced and expects to continue to experience fluctuations in its customer mix. The timing of an order for the Company's equipment is primarily dependent upon the customer's expansion program, replacement needs, or requirements to improve integrated circuit fabrication productivity and yields. Consequently, a customer who places significant orders in one year will not necessarily place significant orders in subsequent years.

       Certain of the Company's present products require an export license from the United States Department of Commerce prior to their sale outside the United States, while other FSI products can be freely exported under a general export license.


  PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY

       The POLARIS cluster is offered by the Company under a license from TI. Under the license agreement, FSI has the exclusive right to sell and the non-exclusive right to manufacture the POLARIS cluster, except that TI may manufacture and distribute the system within TI. FSI also has the non-exclusive right to manufacture and sell related TI modules. TI may modify FSI's exclusive sales rights to a non-exclusive license if FSI fails to use reasonable efforts in marketing the POLARIS cluster. The license agreement requires a royalty payment to TI on the equipment manufactured and sold by the Company pursuant to the license. The royalty to be paid is based on the "net sales price" of the licensed equipment, as reflected in the final invoice amount charged by the Company to the customer for such equipment, excluding amounts for packaging, insurance, freight, service, maintenance, and value-added tax.

       The license agreement continues until terminated. It may be terminated by either party upon a breach by the other party, and the failure to cure, of certain terms of the agreement, including payment of royalties when due, refusal to sell products, and failure to meet quality standards.

       The Company holds numerous United States patents and additional patents in Japan and several European countries, and has several United States and foreign patent applications pending. However, the Company believes that patents and trademarks are of less significance in its industry than such factors as innovative skills, technical expertise, and the ability to quickly adapt to and deliver new technology to the marketplace. The Company attempts to protect its proprietary information through non-disclosure agreements with its key employees.

  EMPLOYEES

       As of August 26, 1995, FSI and its wholly-owned subsidiary ACS had 808 employees, of whom 259 were engaged in manufacturing, 138 were engaged in customer service, 256 were engaged in research and development, 66 were engaged in sales and marketing, and 89 held general and administrative positions. As of such date, the Company also had over 125 independent contractors working throughout the Company in various capacities, principally in the areas of manufacturing and engineering. FME employs approximately 35 employees, the majority of whom are involved in manufacturing and/or system installation.

       The Company is not subject to any collective bargaining agreement, has never been subject to a work stoppage and believes its relations with its employees is good.

  ENVIRONMENTAL MATTERS

       The Company believes that compliance with federal, state and local provisions which have been enacted or adopted regulating discharges of materials into the environment, or otherwise relating to the protection of the environment will not have a material effect upon the capital expenditures, earnings and competitive position of the Company. See also Item 3 - "Legal Proceedings."

  INTERNATIONAL SALES

       The Company's international sales for each of the last three fiscal years is disclosed in the financial statements incorporated by reference and referred to in Item 8 on pages 21-22 of this Report.


  ITEM 2.  PROPERTIES

       The Company's corporate offices are located in Chaska, a suburb of Minneapolis, Minnesota. In fiscal 1995, the Company leased approximately 176,000 square feet, in five buildings, at a total rental cost of approximately $1.4 million. Effective December 1, 1995, the rental cost for these facilities will be reduced to approximately $790,000 as part of a new five year lease on its headquarters facility, which facility also contains a process research laboratory, and manufacturing for chemical management system products.

       In November 1995, the Company opened a new 100,000 square foot manufacturing facility which cost approximately $11.5 million to construct. The facility contains 45,000 square feet of Class 1000 manufacturing clean room space, which can be upgraded to class 100 as required. The new facility also contains a manufacturing support operations and customer training center, and shell space for a new process research laboratory for the Surface Conditioning Division.

       The Company also leases facilities in England and in various locations within the United States including:

            /./ a 37,000 square foot process research laboratory, engineering and administrative facilities for the Microlithography Division located in Dallas, Texas.

            /./ a 17,180 square foot engineering and administrative facility for the Chemical Management Division located in Hollister, California (ACS Headquarters).

            /./ a 11,767 square foot engineering, manufacturing, and
                administrative facilities for the Chemical Management Division located in Europe (FME Headquarters).

       In addition, in August 1995, the Company entered into a five-year lease for approximately 125,800 square feet of engineering, administrative and warehouse space near its Chaska headquarters. Approximately 45,000 square feet is being used and the remaining warehouse space is available for sublease.


  ITEM 3.  LEGAL PROCEEDINGS

       The Company generates minor amounts of liquid and solid hazardous waste and uses licensed haulers and disposal facilities to ship and dispose of such waste. The Company has received notice from state or federal enforcement agencies that it is a potentially responsible party ("PRP") in connection with the investigation of four hazardous waste disposal sites owned and operated by third parties. In each matter, the Company believes that it is at most a "de minimis" PRP. The Company recently elected to participate in a settlement offer made to all de minimis parties with respect to one such site.

       The risk of being named a PRP is that if any of the other PRP's are unable to contribute their proportionate share of the liability, if any, associated with the site, those PRP that are able could be held financially responsible for the shortfall. While the ultimate outcome of these matters cannot presently be determined, the Company does not believe that any of these investigations, either individually or in the aggregate, will have a material adverse effect on its business, operating results, or financial condition.

       In October, 1995, Purusar Corporation ("Purusar") brought suit against the Company in United States District Court, Northern District of California, seeking monetary damages and injunctive relief based upon the Company's alleged infringement of a patent held by Purusar. The lawsuit is in the very initial stages. The Company has asserted various defenses as well as noninfringement of such patent by the Company's products. While litigation is subject to inherent uncertainties and no assurance can be given that the Company will prevail in such litigation or will obtain a license under such patent on commercially reasonable terms or at all if such patent is found to be valid and it is determined the Company infringes such patent, the Company believes that the Purusar lawsuit will not have a material adverse affect on the Company's consolidated financial statements.

       There has been substantial litigation regarding patent and other intellectual property rights in semiconductor related industries recently and further commercialization of the Company's products could provoke claims of infringement of third-parties. Except for the allegations made by Purusar, the Company is not aware of any infringement by its products of any patents or proprietary rights of others. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and determine the scope and validity of its proprietary rights. Any such litigation could result in substantial costs and diversion of effort by the Company, which by itself could have a material adverse affect on the Company's financial condition and operating results. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third-parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's financial condition and results of operations.

       Other than the litigation described above or routine litigation incidental to the Company's business, there is no material litigation to which the Company is a party or of which any of its property is subject.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

       There were no matters submitted to a vote of shareholders during the fourth quarter ended August 26, 1995.

  ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

       The executive officers are elected by the board of directors, generally for a term of one year, and serve until their successor is elected and qualified. The following table and discussion contains information regarding the current executive officers of the Company.

NAME                   AGE                              POSITION
----                   ---                              --------

Joel A. Elftmann        55   Chairman of the Board, President, and Chief
                             Executive Officer

Peter A. Pope           45   Executive Vice President, Marketing and Account
                             Management

Benno G. Sand           41   Executive Vice President, Chief Financial
                             Officer, and Secretary

Benjamin J. Sloan       55   Executive Vice President, Microlithography Division

Robert E. Cavins        60   Senior Vice President, Chemical Management Division

Dale A. Courtney        58   Senior Vice President, Surface Conditioning
                             Division

J. Wayne Stewart        45   Vice President, Operations


Timothy D. Krieg        40   Vice President, Quality and Human Resources

       Mr. Elftmann is a co-founder of the Company and has served as a Director of the Company since 1973 and as Chairman of the Board since August 1983. From August 1983 to August 1989, and from May 1991 until the present, Mr. Elftmann has also served as Chief Executive Officer of the Company. From 1977 to August 1983, and from May 1991 until the present, Mr. Elftmann has served as President of the Company. Prior to 1977, Mr. Elftmann was Vice President and General Manager of the Company. Mr. Elftmann is also Chairman of the Supervisory Board of Metron and is a director of m/./FSI Ltd. He has been a director of Veeco Instruments, Inc. since May 1994.

       Mr. Pope was elected Executive Vice President, Marketing and Account Management of the Company in January 1992. Mr. Pope served as Senior Vice President and General Manager, Process Equipment of the Company from November 1989 until January 1992. Mr. Pope served as Vice President, Sales and Service of the Company from May 1985 to November 1989. From September 1982 to May 1985, Mr. Pope served as Executive Sales Manager of the Company. Prior thereto, he was Managing Director of Metron. Mr. Pope also serves as a director of m/./FSI Ltd.

       Mr. Sand has served as Executive Vice President and Chief Financial Officer of the Company since January 1992. Mr. Sand served as Vice President, Finance and Chief Financial Officer of the Company from October 1990 until
  January 1992.   He served as Vice President, Finance of the Company from
  October 1987 until October 1990. From August 1983 to October 1987, Mr. Sand served as Corporate Controller of the Company and from November 1982 to August 1983 as its Financial Accounting Manager. Prior thereto he was employed by the accounting firm of KMG Main Hurdman as an auditor and consultant. Mr. Sand was elected Assistant Secretary of the Company in November 1989 and Secretary in November 1990.

       Dr. Sloan has served as Executive Vice President, Microlithography Division of the Company since January 1992. Prior thereto, Dr. Sloan was employed by TI in Dallas, Texas, where he served over 24 years in various research and development capacities, most recently as Vice President of TI's Semiconductor Group and Manager of the Wafer Fabrication Systems Division of TI's Process Automation Center. Dr. Sloan is Chairman of the Company's Technical Advisory Board.

       Dr. Cavins has served as Senior Vice President, Chemical Management Division of the Company since March 1994. He served as Vice President, Chemical Management Division from January 1993 until March 1994. From 1988 to March 1992, Dr. Cavins served as Senior Vice President of Operations for E.F. Johnson Company. From March 1992 to July 1992, Dr. Cavins was employed by Itron Corporation in the capacity of Vice President and General Manager for Enscan Operations, the energy management division of Itron Corporation. Prior to joining E.F. Johnson Company, Dr. Cavins served in management positions in various electronics and engineering capacities at Honeywell Inc. and Control Data Corporation (now Ceridian Corporation). Dr. Cavins also serves as a Managing Director of FME.

       Mr. Courtney has served as Senior Vice President, Surface Conditioning Division since March 1994. Mr. Courtney served as Vice President, Surface Conditioning Division of the Company from November 1992 until March 1994. Mr. Courtney served as Vice President, Engineering of the Company from August 1991 to November 1992. Mr. Courtney served as Director of Engineering of the Company from September 1990 to August 1991 and as manager of Engineering Software Development and Automation of the Company from September 1987 to September 1990. Prior to joining the Company, Mr. Courtney was President of D A Courtney & Associates, Dallas, Texas, specializing in the development of software for automation and real time process control systems. Mr. Courtney is a director of m/./FSI Ltd.

       Mr. Stewart has served as Vice President, Operations since February 1994. Prior thereto, Mr. Stewart was employed by TI in Dallas, Texas where he served over 20 years in various manufacturing and operations management positions, most recently as Corporate Computer Integrated Manufacturing Director, responsible for worldwide manufacturing and materials systems. He also was the Manufacturing Manager of TI's award winning HARM (High Speed Anti-Radar Missile) program. Mr. Stewart serves as a Managing Director of FME.

       Mr. Krieg has served as Vice President, Quality and Human Resources of the Company since March 1994 and also served in that capacity from January 1992 until March 1993. Mr. Krieg was Vice President, Human Resources from March 1993 until March 1994 and also served in that same capacity from October 1987 until January 1992. From September 1979 to October 1987, he served as Human Resources Manager of the Company. Mr. Krieg was elected Assistant Secretary of the Company in November 1990.

                                    PART II

  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's Common Stock, no par value, is traded on the Nasdaq National Market ("Nasdaq-NNM") under the symbol "FSII." The information concerning the quarterly stock prices and dividends for the fiscal years ended August 26, 1995 and August 27, 1994 and the number of shareholders of record is contained in the Company's 1995 Annual Report to Shareholders ("Annual Report"), at page 34 under the captions "Quarterly Data" and "Common Stock Prices", which information is incorporated by reference.


  ITEM 6.  SELECTED FINANCIAL DATA

       The summary of selected financial data for each of the last five fiscal years set forth in the Annual Report in the table on page 13 under the caption "Five-Year Selected Financial Data" is incorporated by reference.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the Company's Annual Report on pages 14 to 17 is incorporated by reference.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following consolidated financial statements and supplementary data of the Company and its subsidiaries for the periods indicated and the Independent Auditors' Report listed below which are included in the Annual Report at the pages indicated, are incorporated by reference.

                                                               PAGE NUMBER IN
  CONSOLIDATED FINANCIAL STATEMENTS:                            ANNUAL REPORT
                                                               -------------

       Consolidated Statements of Operations - Fiscal Years Ended       18
       August 26, 1995, August 27, 1994 and August 28, 1993.

       Consolidated Balance Sheets - August 26, 1995 and                19
       August 27, 1994.

       Consolidated Statements of Stockholders' Equity -                20
       Fiscal Years Ended August 26, 1995, August 27, 1994
       and August 28, 1993.

       Consolidated Statements of Cash Flows - Fiscal Years Ended       21
       August 26, 1995, August 27, 1994 and August 28, 1993.

       Notes to Consolidated Financial Statements.                   22-31

       Independent Auditors' Report                                     32

       Supplementary Data:  Quarterly Operating Results                 34
       and Market Data


  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.


                                    PART III

       Certain information required by Part III is incorporated by reference to the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 24, 1996 (the "Proxy Statement") and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after August 26, 1995.

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information concerning the Company's directors required by this Item is included in the Proxy Statement and is incorporated by reference. For information concerning executive officers, see Item 4A of this Form 10-K Report.

  ITEM 11.  EXECUTIVE COMPENSATION

       The information required by this Item, which is included in the Proxy Statement, is incorporated by reference.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item, which is included in the Proxy Statement, is incorporated by reference.

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item, which is included in the Proxy Statement, is incorporated by reference.

                                    PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) (1) The following financial statements and documents and the report of the independent auditors are included in the Annual Report (an Exhibit to this Report) and are incorporated by reference in Item 8 of this Report:

                                                                                 PAGE NUMBER IN
                                                                                  ANNUAL REPORT
                                                                                 --------------
         Selected Financial Data for the five years ended August 26, 1995                    13

         Management's Discussion and Analysis of Financial Condition                      14-17
         and Results of Operations

         Consolidated Statements of Operations - Fiscal Years ended                          18
         August 26, 1995, August 27, 1994, and August 28, 1993

         Consolidated Balance Sheets - August 26, 1995 and August 27, 1994                   19

         Consolidated Statements of Stockholders' Equity - Fiscal Years Ended                20
         August 26, 1995, August 27, 1994, and August 28, 1993

         Consolidated Statements of Cash Flows - Fiscal Years                                21
         ended August 26, 1995, August 27, 1994, and August 28, 1993

         Notes to Consolidated Financial Statements                                       22-31

         Independent Auditors' Report                                                        32


                                                                                   PAGE NUMBER
                                                                                 IN THIS REPORT
                                                                                 --------------
         (a) (2) Financial Statement Schedules

         The following Report and financial statement schedule are included in this Part IV and are found in this Report at the pages indicated.

         Independent Auditors' Report on Schedule                                           29

           Schedule II - Valuation and Qualifying Accounts                                  30

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         Metron Semiconductors Europa B.V. 31 May 1995 and                                 31-46
         31 May 1994 Consolidated Financial Statements


(a)(3)  Exhibits

                *An asterisk next to a listed Exhibit indicates it is
                 an executive compensation plan or arrangement.

                2.1  Agreement and Plan of Reorganization
                     dated December 23, 1994 by and among
                     the Company, ACS Acquisition Corp.,
                     Applied Chemical Solutions, and certain
                     significant shareholders of Applied
                     Chemical Solutions. (1)
                2.2  Share Purchase Agreement dated December
                     14, 1994 by and among the Company,
                     Metron Semiconductors Europa B.V.,
                     Christopher Springall, Anthony
                     Springall, Roger Springall, David
                     Springall and Michael Springall. (2)
                3.1  Restated Articles of Incorporation of
                     the Company. (3)
                3.2  Restated By-Laws. (4)
                3.3  Amendment to Restated By-Laws. (5)
                4.1  FSI Corporation Stock Purchase
                     Agreement dated March 20, 1981. (4)
                4.2  Stock Purchase Agreement dated
                     September 15, 1982. (4)
                4.3  Common Stock and Common Stock Purchase
                     Warrants Agreement dated October 15,
                     1985. (4)
                4.4  Second Amendment, dated as of January
                     9, 1989, to Common Stock and Common
                     Stock Warrants Purchase Agreement dated
                     as of October 15, 1985. (5)
                4.5  Registration and Preemptive Rights
                     Agreement dated October 15, 1985. (4)
              *10.1  1983 Incentive Stock Option Plan. (4)
              *10.2  1982 Nonqualified Stock Option Plan. (4)
              *10.3  Split Dollar Insurance Agreement and
                     Collateral Assignment Agreement dated
                     December 28, 1989, between the Company
                     and Joel A. Elftmann.  (Similar
                     agreements between the Company and each
                     of Robert E. Cavins, Benjamin J. Sloan,
                     Dale A. Courtney, Peter A. Pope, Benno
                     G. Sand and Timothy D. Krieg have been
                     omitted, but will be filed upon the
                     request of the Commission). (4)
               10.4  Lease dated June 27, 1985, between the
                     Company and Lake Hazeltine Properties.
                     (7)
               10.5  Lease dated September 1, 1985, between
                     the Company and Elftmann, Wyers,
                     Blackwood Partnership. (7)
               10.6  Lease dated September 1, 1985, between
                     the Company and Elftmann, Wyers
                     Partnership. (7)
              *10.7  1989 Stock Option Plan. (5)
              *10.8  Amended and Restated Employees Stock
                     Purchase Plan. (3)
              *10.9  Directors Nonstatutory Stock Option
                     Plan. (3)
              10.10  Shareholders Agreement among FSI
                     International, Inc. and Mitsui & Co.,
                     Ltd. and Chlorine Engineers Corp. Ltd.
                     dated as of August 14, 1991. (8)
              10.11  FSI Exclusive Distributorship Agreement
                     dated as of August 14, 1991 between FSI
                     International, Inc. and m.FSI, Ltd. (8)
              10.12  FSI Licensing Agreement dated as of
                     August 14, 1991, between FSI
                     International, Inc. and m.FSI, Ltd. (8)
              10.13  License Agreement, dated October 15,
                     1991, between the Company and Texas
                     Instruments Incorporated. (9)
              10.14  Amendment No. 1, dated April 10, 1992,
                     to the License Agreement, dated October
                     15, 1991, between the Company and Texas
                     Instruments Incorporated. (9)
              10.15  Amendment effective October 1, 1993 to
                     the License Agreement, dated October
                     15, 1991 between the Company and Texas
                     Instruments Incorporated. (10)
             *10.16  Amended and Restated Directors'
                     Nonstatutory Stock Option Plan. (11)

             *10.17  Management Agreement between FSI
                     International, Inc. and Robert E.
                     Cavins, effective as of March 28, 1994.
                     (11)
             *10.18  Management Agreement between FSI
                     International, Inc. and Dale A.
                     Courtney, effective as of March 28,
                     1994. (11)
             *10.19  Management Agreement between FSI
                     International, Inc. and Joel A.
                     Elftmann, effective as of March 28,
                     1994. (11)
             *10.20  Management Agreement between FSI
                     International, Inc. and Timothy D.
                     Krieg, effective as of March 28, 1994.
                     (11)
             *10.21  Management Agreement between FSI
                     International, Inc. and Peter A. Pope,
                     effective as of March 28, 1994. (11)
             *10.22  Management Agreement between FSI
                     International, Inc. and Benno G. Sand,
                     effective as of March 31, 1994. (11)
             *10.23  Management Agreement between FSI
                     International, Inc. and Benjamin J.
                     Sloan, effective as of March 28, 1994.
                     (11)
             *10.24  Management Agreement between FSI
                     International, Inc. and J. Wayne
                     Stewart, effective as of March 28,
                     1994. (11)
             *10.25  FSI International, Inc. 1994 Omnibus
                     Stock Plan. (12)
             *10.26  FSI International, Inc. 1995 Incentive
                     Plan
             *10.27  FSI International, Inc. 1996 Incentive
                     Plan
              10.28  First Amendment to Lease made and
                     entered into October 31, 1995 by and
                     between Lake Hazeltine Properties and
                     FSI International, Inc.
              10.29 Distribution Agreement made and entered into as of July 6, 1995 by and between FSI International, Inc. and Metron Semiconductors Europa B.V. (Exhibits to Agreement omitted)
              10.30  Lease dated August 9, 1995 between
                     Skyline Builders, Inc. and FSI
                     International, Inc.
              10.31  Lease Rider dated August 9, 1995
                     between Skyline Builders, Inc. and FSI
                     International, Inc.
              10.32 Lease Amendment dated November 15, 1995 between Roland A. Stinski and FSI International, Inc. (Exhibits to Amendment omitted)
               11.1  Computation of Per Share Earnings of
                     FSI International, Inc.
               13.0  1995 Annual Report to Shareholders
               21.0  Subsidiaries of the Company
               23.0  Consent of KPMG Peat Marwick LLP.
               23.1  Consent of KPMG Accountants N.V.
               24.0  Powers of Attorney from the Directors
                     of FSI International, Inc.
               27.0  Financial Data Schedule

              -------------
                (1)  Filed as an Exhibit to the Company's
                     Report on Form 8-K dated January 5,
                     1995, as amended, File No. 0-17276, and
                     incorporated by reference.
                (2)  Filed as an Exhibit to the Company's
                     Registration Statement on Form S-3
                     dated January 5, 1995, SEC File No.
                     33-88250 and incorporated by reference.
                (3)  Filed as an Exhibit to the Company's
                     Report on Form 10-Q for the quarter
                     ended

                     February 24, 1990, SEC File No. 0-17276, and incorporated by reference.
                (4)  Filed as an Exhibit to the Company's
                     Registration Statement on Form S-1, SEC
                     File No. 33-25035, and incorporated by
                     reference.
                (5)  Filed as an Exhibit to the Company's
                     Report on Form 10-K  for the fiscal
                     year ended August 26, 1989, SEC File
                     No. 0-17276, and incorporated by
                     reference.
                (6)  Filed as an Exhibit to the Company's
                     Report on Form 10-K for the fiscal year
                     ended August 25, 1990, as amended by
                     Form 8 dated December 20, 1990, and by
                     Form 8 dated February 5, 1991, SEC File
                     No. 0-17276, and incorporated by
                     reference.  Similar agreements between
                     the Company and each of  Robert E.
                     Cavins, J. Wayne Stewart, Benjamin J.
                     Sloan, Dale A. Courtney, Peter A. Pope,
                     Benno G. Sand and Timothy D. Krieg have
                     been omitted, but will be filed upon
                     the request of the Commission.
                (7)  Filed as an Exhibit to the Company's
                     Registration Statement on Form S-1, SEC
                     File No. 33-25035, and incorporated by
                     reference.
                (8)  Filed as an Exhibit to the Company's
                     Report on Form 10-K for the fiscal year
                     ended August 31, 1991, as amended by
                     Form 8 dated January 7, 1992, SEC File
                     No. 0-17276, and incorporated by
                     reference.
                (9)  Filed as an Exhibit to the Company's
                     Report on Form 10-Q for the fiscal
                     quarter ended February 29, 1992, File
                     No. 0-17276, and incorporated by
                     reference.
               (10)  Filed as an Exhibit to the Company's
                     Report on Form 10-K for the fiscal year
                     ended August 27, 1993, SEC File No.
                     0-17276, and incorporated by reference.
               (11)  Filed as an Exhibit to the Company's
                     Report on Form 10-Q for the fiscal
                     quarter ended May 28, 1994, SEC File
                     No. 0-17276, and incorporated by
                     reference.
               (12)  Filed as an Exhibit to the Company's
                     Report on Form 10-K for the fiscal year
                     ended August 27, 1994, SEC File No.
                     0-17276, and incorporated by reference.

    (b)     Reports on Form 8-K

            No reports on Form 8-K were filed during the fourth quarter ending August 26, 1995.



                                       PROXY STATEMENT

                      Except for those portions specifically incorporated in
                    this Report by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 24, 1996, no other portions of the Proxy Statement are deemed to be filed as part of this Report on Form 10-K. The Proxy Statement is furnished solely for the information of the Securities and Exchange Commission.

                                   SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FSI INTERNATIONAL, INC.


                                    By:  /s/Joel A. Elftmann
                                        --------------------
                                        Joel A. Elftmann, Chairman, President
                                        and Chief Executive Officer (Principal
                                        Executive Officer)



Dated:  November 21, 1995


                                    By:  /s/Benno Sand
                                        --------------
                                        Benno Sand, Executive Vice President
                                        and Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, constituting a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated.

       Joel A. Elftmann, Director     )
       James A. Bernards, Director    )
       Neil R. Bonke, Director        )
       Terrence W. Glarner, Director  )
       Robert E. Lorenzini, Director  )    By:  /s/Benno Sand
       William M. Marcy, Director     )        --------------
       Charles R. Wofford, Director   )        Benno Sand, Executive Vice
                                               President and Chief Financial
                                               Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                               Dated:  November 21, 1995

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE
                    ----------------------------------------

                          INDEPENDENT AUDITORS' REPORT



         The Board of Directors and Stockholders
         FSI International, Inc.


         Under the date of October 13, 1995, we reported on the consolidated balance sheets of FSI International, Inc. and subsidiaries as of August 26, 1995 and August 27, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended August 26, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

         In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



         Minneapolis, Minnesota
         October 13, 1995

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
    FISCAL YEARS ENDED AUGUST 26, 1995, AUGUST 27, 1994 AND AUGUST 28, 1993



                                               Balance at
                                               Beginning                          Balance at
                                                of Year    Additions   Deletions  End of Year
                                               ----------  ----------  ---------  -----------

Fiscal Year Ended August 26, 1995
       Allowance for doubtful
       accounts (Deducted from
       accounts receivable)                      $525,000    $700,000    $   -0-   $1,225,000
                                                 ========    ========    =======   ==========

Fiscal Year Ended August 27, 1994
       Allowance for doubtful
       accounts (Deducted from
       accounts receivable)                      $350,000    $175,000    $   -0-   $  525,000
                                                 ========    ========    =======   ==========
Fiscal Year Ended August 28, 1993
       Allowance for doubtful
       accounts (Deducted from
       accounts receivable)                      $300,000    $ 52,400    $(2,400)  $  350,000
                                                 ========    ========    =======   ==========


                   METRON SEMICONDUCTORS EUROPA B.V., ALMERE


                             Financial Statements
                              for the years ended
                          31 May 1995, 1994 and 1993

TABLE OF CONTENTS


                                                                 page

Consolidated Statements of Operations                              2

Consolidated Balance Sheets                                        3

Consolidated Statements of Cash Flows                              4

Consolidated Statements of Shareholders' Equity                    5

Notes to the Consolidated Financial Statements                     6

METRON SEMICONDUCTORS EUROPA B.V., ALMERE

Consolidated Statements of Operations
for the years ended 31 May 1995, 1994 and 1993


=============================================================================================
(in Dutch Guilders)                        Notes      1994/5         1993/4         1992/3
----------------------------------------   -----  -------------- -------------- -------------

Sales                                        2       173,097,282    160,479,094   111,877,931
Cost of Sales                                       (123,205,862)  (115,196,670)  (77,335,028)

                                                  -------------- -------------- -------------
Gross Profit                                          49,891,420     45,282,424    34,542,903

Selling, General and Administrative
Expenses                                             (35,445,230)   (33,345,370)  (27,671,913)

                                                  -------------- -------------- -------------
Operating Profit                                      14,446,190     11,937,054     6,870,990

Interest Expense                                        (411,672)      (673,861)     (858,951)
Foreign Currency Exchange Differences                 (1,736,876)         5,076        47,761
Other Income, net                                        404,798        358,213       211,022

                                                  -------------- -------------- -------------
Income before Income Taxes                            12,702,440     11,626,482     6,270,822

Income Tax Expense                           3        (5,286,363)    (4,137,323)   (2,011,228)

                                                  -------------- -------------- -------------
Income after Income Taxes                              7,416,077      7,489,159     4,259,594

Equity in Earnings of Associated Company                 164,600              -             -
Minority Interests in Net Earnings                      (195,973)      (783,847)     (466,055)

                                                  -------------- -------------- -------------
Net Income                                             7,384,704      6,705,312     3,793,539
                                                  ============== ============== =============

Net Income per Share                                     NLG3.70        NLG3.44       NLG1.93
                                                  -------------- -------------- -------------

Weighted Average Shares                                1,994,655      1,948,000     1,962,000
                                                  -------------- -------------- -------------

The accompanying notes are an integral part of the consolidated financial statements.

METRON SEMICONDUCTORS EUROPA B.V., ALMERE

CONSOLIDATED BALANCE SHEETS


============================================================================
(in Dutch Guilders)                       Notes    31 May 1995   31 May 1994
--------------------------------------    -----    -----------   -----------
 ASSETS

Current Assets
   Cash and Cash Equivalents                  4     13,258,686     8,805,082
   Trade Accounts Receivable, less
    Allowance for Doubtful Accounts
    of NLG 1,687,009 in 1994 and
    NLG 869,401 in 1993                             33,291,994    36,978,551
   Accounts Receivable from Associated
    Company                                            400,600             -
   Inventories                                1      8,411,874    10,049,421
   Income Taxes Receivable                             740,962             -
   Prepaid Expenses and Other Current
    Assets                                           3,084,519     2,874,892
                                                   -----------   -----------
Total Current Assets                                59,188,635    58,707,946
                                                   -----------   -----------


Property, Plant and Equipment                 5      5,586,248     5,418,786

Investment in Associated Company              6      2,177,239             -
                                                    ----------    ----------
                                                    66,952,122    64,126,732
                                                    ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Bank Overdrafts                             4      4,483,020     2,255,820
  Current Maturities of Long-Term Debt        7        348,604       669,161
  Accounts Payable                                  14,563,651    16,455,999
  Accounts Payable to Related Companies       8      8,791,471    11,439,365
  Income Taxes Payable                               3,010,036     3,155,824
  Accrued Liabilities                         9      6,624,709     6,825,864
  Other Current Liabilities                          3,556,911     3,914,185
                                                    ----------    ----------
Total Current Liabilities                           41,378,402    44,716,218
                                                    ----------    ----------

Long-Term Debt, less Current Maturities       7        115,966       450,999

Deferred Taxation                                        8,659        19,839

Shareholders' Equity:
  Shares of NLG 0.10 par value;
   10,000,000 Shares
   authorised, issued and outstanding,
   2,127,171 Shares of NLG 0.10 par value
   at 31 May 1995 and 950 Shares NLG
   25.00 par value at 31 May 1994            10        212,717        23,750
  Additional Paid in Capital                         1,411,613             -
  Shares held in Treasury
   12,500 Shares at 31 May 1994                              -      (623,660)
  Translation Adjustment                            (2,237,252)   (1,188,822)
  Retained Earnings                                 26,062,017    18,843,563
                                                    ----------    ----------
Total Shareholders' Equity                          25,449,095    17,054,831
                                                    ----------    ----------


Minority Interests in Subsidiaries                           -     1,884,845

Commitments and Contingencies           12 & 13
                                                    ---------     ----------
                                                    66,952,122    64,126,732
                                                    ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

METRON SEMICONDUCTORS EUROPA B.V., ALMERE

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended 31 May 1995, 1994 and 1993



=================================================================================
(in Dutch Guilders)                              1994/5       1993/4       1992/3
----------------------------------------     ----------   ----------   ----------

Operating Activities
Net Income                                    7,384,704    6,705,312    3,793,539
Adjustments to reconcile net income to
 net cash provided by (used in) operating
 activities:
  Depreciation                                  892,708      960,864      891,811
  Minority Interests in Net Earnings            195,973      783,847      281,840
  Equity in Earnings of Associated Company     (164,600)           -            -
  Changes in Operating Assets and
   Liabilities:
    Accounts Receivable                       3,686,557   (7,395,901)  (6,747,468)
    Accounts Receivable from Associated
     Company                                   (400,600)           -            -
    Inventories                               1,637,547   (4,093,519)    (281,249)
    Refundable Income Tax Benefit              (740,962)           -      460,348
    Prepaid Expenses and Other Current
     Assets                                    (209,627)     135,453   (1,147,879)
    Accounts Payable                         (1,892,348)   4,627,059      308,640
    Accounts Payable to Related Companies    (2,647,894)   3,921,800    1,741,004
    Income Taxes Payable                       (145,788)   1,007,183    1,606,254
    Accrued Liabilities                        (201,155)   2,034,233    1,582,324
    Other Current Liabilities                  (357,274)   1,412,414    1,314,679
    Deferred Taxation                           (11,180)      19,839            -
                                             ----------   ----------   ----------
  Net cash provided by operations             7,026,061   10,118,584    3,803,843
                                             ----------   ----------   ----------

Investing Activities
  Acquisition of Equipment                   (1,292,203)  (1,376,423)  (1,150,250)
  Proceeds from Sale of Equipment                63,316      221,127      104,245
  Investment in Associated Company           (2,084,347)           -            -
  Acquisition of Minority Interests in
   Subsidiaries                              (2,057,990)           -            -
                                             ----------   ----------   ----------
  Net cash used in investing activities      (5,371,224)  (1,155,296)  (1,046,005)
                                             ----------   ----------   ----------


Financing Activities
  Principal payments on Long-Term Debt         (655,590)    (715,873)    (573,121)
  Additions to Long-Term Debt                         -      169,206      960,688
  Issue of new Shares and Shares held in
   Treasury                                   2,057,990            -            -
  Purchase of Shares held in Treasury                 -     (378,310)     (49,227)
  Net increase (decrease) in Bank
   Overdrafts                                 2,227,200   (3,736,612)      46,234
                                              ---------    ---------   ----------
  Net cash provided by (used in)
   financing activities                       3,629,600   (4,661,589)     384,574
                                              ---------    ---------   ----------

Effect of exchange rate changes on Cash        (830,833)     (87,306)    (294,265)

                                              ---------    ---------    ---------
Net increase (decrease) in Cash               4,453,604    4,214,393    2,848,147

Cash and Cash Equivalents at beginning
 of the year                                  8,805,082    4,590,689    1,742,542
                                              ---------    ---------    ----------
Cash and Cash Equivalents at end of year     13,258,686    8,805,082    4,590,689
                                             ==========   ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

METRON SEMICONDUCTORS EUROPA B.V., ALMERE

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended 31 May 1995, 1994 and 1993



 ==========================================================================================================================
                                                       Shares   Addl. Paid   Held in   Translation    Retained
                                        ---------------------
(in Dutch Guilders)                         Number     Amount   in capital  Treasury    Adjustment     Earnings     Total
-------------------                     -----------   -------   ----------  --------    ----------   ----------   ----------
Balance 31 May 1992                             983    24,575               (196,948)     (633,330)   8,344,712    7,539,009

Net Income                                        -         -                      -             -    3,793,539    3,793,539
Translation Difference                            -         -                      -      (464,562)           -     (464,562)
Shares Repurchased                               (4)     (100)               (49,127)            -            -      (49,227)

                                        -----------   -------               --------    ----------   ----------   ----------
Balance 31 May 1993                             979    24,475               (246,075)   (1,097,892)  12,138,251   10,818,759

Net Income                                        -         -                      -             -    6,705,312    6,705,312
Translation Difference                            -         -                      -       (90,930)           -      (90,930)
Shares Repurchased                              (29)     (725)              (377,585)            -            -     (378,310)

                                        -----------   -------               --------    ----------   ----------   ----------
Balance 31 May 1994                             950    23,750               (623,660)   (1,188,822)  18,843,563   17,054,831

Shares issued as a result of the
 change in nominal value                    236,550         -                      -             -            -            -
Shares issued as a result of the
 capitalisation of reserves               1,662,500   166,250                      -             -     (166,250)           -
Shares issued in exchange for
 minority interests in subsidiaries         227,171    22,717    1,411,613   623,660             -            -    2,057,990
Net Income                                        -         -                      -             -    7,384,704    7,384,704
Translation Difference                            -         -                      -    (1,048,430)           -   (1,048,430)
                                        -----------   -------    ---------  --------    ----------   ----------   ----------
Balance 31 May 1995                       2,127,171   212,717    1,411,613         -    (2,237,252)  26,062,017   25,449,095
                                        ===========   =======    =========  ========    ==========   ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements.

METRON SEMICONDUCTORS EUROPA B.V., ALMERE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS for the years ended 31 May 1995, 1994 and 1993


1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the financial statements of all subsidiaries. All significant intercompany balances and transactions have been eliminated.

The balance sheets of the subsidiaries are translated into Dutch Guilders (NLG) at the rates of exchange ruling at the balance sheet date, whereas the profit and loss accounts are translated at average rates. The resulting translation adjustment is charged or credited to Shareholders' Equity in the accompanying balance sheet.

The 50% investment in an associated company is accounted for using the equity method.

Revenue Recognition

Revenue is recognised on delivery of goods or the provision of services to the customers.

Inventories

Inventories consist primarily of purchased products and are stated at the lower of cost (first-in, first-out basis) or net realisable value. Suitable allowance has been made for slow moving and obsolete items.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less depreciation. Depreciation is primarily determined by the straight-line method based on the estimated useful lives as follows:

-    buildings and improvements:        10 to 50 years;
-    machinery and equipment:            3 to 17 years;
-    motor vehicles:                     3 to  7 years.

Land is not depreciated. When assets are retired or disposed of, the cost and accumulated depreciation thereon is removed from the accounts and any gains or losses included in the income statement. Repair and maintenance expenses are capitalised only if they extend the useful life of the related asset.

Income Taxes

Deferred income taxes are provided to reflect the tax effect of temporary differences between financial reporting and taxable income, where applicable.

Deferred income taxes have not been provided for undistributed earnings of subsidiaries, as it is the intention of management to finance the development of the companies through retention of earnings.

Product Warranty

Generally, the company warrants products sold to customers to be free from defects in material and workmanship for up to one year. Provision is made for the estimated cost of fulfilling these warranties at the time of sale.

METRON SEMICONDUCTORS EUROPA B.V., ALMERE

Foreign Currency Transactions

Assets and liabilities denominated in foreign currencies are translated at exchange rates ruling at the balance sheet date. Transactions in foreign currencies are translated at exchange rates approximating those at the transaction date. The resulting gains and losses are included in the profit and loss account.

Exposure to exchange movement risks is minimised by matching the maturities of foreign currency assets and liabilities, mainly accounts receivable and accounts payable. Periodically, hedging transactions are entered into by the Company or its subsidiaries to hedge differences existing between foreign currency assets and liabilities.

Net Income Per Share

Net income per share is computed based on the weighted average number of shares outstanding during the year. Comparative amounts have been adjusted to reflect the reduction in nominal value and the issue of new shares through the conversion of reserves. There are no dilutive share equivalents.


2   ADDITIONAL SALES INFORMATION AND CONCENTRATION OF CREDIT RISK

The Company operates in the semiconductor manufacturing sector. Approximately 13% in 1994/5, 26% in 1993/4 and 23% in 1992/3 of net sales for the years then ended were made to one, two and two customers, respectively, which individually represented more than 10% of net sales.

Sales by geographic area are summarised as follows:

=======================================================
(in Dutch Guilders '000)      1994/5   1993/4   1992/3
------------------------------------- -------- --------

Europe                        166,700  154,170  109,856

Africa and the Middle East      6,397    6,309    2,022
                              -------  -------  -------
                              173,097  160,479  111,878
                              =======  =======  =======



It is impractical to determine net income and identifiable assets by region, as the sales are made by companies in Europe.

A large portion of the Company's sales are made to a number of major publicly owned corporations. There is a concentration of credit risk in accounts receivable from these customers. The credit risk associated with non-payment from these customers is affected by conditions or occurrences within their industries. However, accounts receivable from these customers were substantially current at 31 May 1995. The Company believes that there is no significant credit risk with respect to these receivables.

METRON SEMICONDUCTORS EUROPA B.V., ALMERE

3.  INCOME TAXES

Income before income taxes is as follows:

===========================================================================
(in Dutch Guilders)                        1994/5       1993/4     1992/3
---------------------------------------------------   ----------  ---------

The Netherlands                           1,401,313    1,338,411    484,970

Foreign                                  11,301,127   10,288,071  5,785,852
                                         ----------   ----------  ---------
                                         12,702,440   11,626,482  6,270,822
                                         ==========   ==========  =========

Income tax expense is as follows:

===========================================================================
(in Dutch Guilders)                          1994/5       1993/4     1992/3
---------------------------------------------------------------------------

Current
      The Netherlands                       457,278      347,541          -
      Foreign                             4,838,888    3,769,581  2,011,228
Deferred
      Foreign                                (9,803)      20,201          -
                                          ---------    ---------  ---------
                                          5,286,363    4,137,323  2,011,228
                                          =========    =========  =========



The expected tax rate is dependent on the amount of the profit in each of the individual companies and the rates of tax in the countries in which the companies operate. The rate will vary from year to year. The effective tax rate differs from the expected tax rate as follows:

==================================================================
                                          1994/5   1993/4   1992/3
------------------------------------------------------------------

Expected income tax rate based on          40.6 %   42.8 %   40.9 %
 statutory tax rates

Use of prior year tax losses brought
 forward                                      -     (1.3)%   (2.9)%

Tax credit arising from dividends from     (0.9)%   (7.2)%   (9.6)%
 a subsidiary

Loss benefit limitation on tax losses       0.4 %      - %    1.7 %
 carried forward

Other, mainly permanent differences         1.2 %    0.8 %    2.0 %
                                           ------   ------   ------
Effective income tax rate                  41.3 %   35.1 %   32.1 %
                                           ======   ======   ======

Tax losses carried forward amounted to NLG 1,409,000 (31 May 1994: NLG 1,380,000), with no expiry date. A full valuation allowance has been provided against the related deferred tax asset, as there does not appear to be a chance of realisation in the near future. The deferred tax liability relates to differences between depreciation rates used for the financial statements and those for tax purposes.

METRON SEMICONDUCTORS EUROPA B.V., ALMERE

4   CASH AND BANK OVERDRAFTS

Cash and cash equivalents represents cash on hand and at banks and time deposits maturing within three months of the end of the year.

The Company and its subsidiaries have overdraft facilities in various currencies with a number of banks. Interest is charged at current market rates for amounts used under these facilities. The facilities are secured by charges over most of the assets of the Company and its subsidiaries. The amount of the facilities and their usage are as follows:

========================================================
(in Dutch Guilders)             31 May 1995  31 May 1994
-------------------------------------------  -----------

Total facilities available       13,337,114   10,452,070

Usage                             4,483,020    2,255,820


5   PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are shown as follows:

==================================================================
(in Dutch Guilders)                       31 May 1995  31 May 1994
-----------------------------------------------------  -----------

Land                                        1,166,445    1,168,449

Buildings and Leasehold Improvements        4,279,289    4,033,382

Machinery, Equipment and Motor Vehicles     6,336,463    5,900,703
                                           ----------   ----------
                                           11,782,197   11,102,534

Less: Accumulated Depreciation              6,195,949    5,683,748
                                           ----------   ----------
                                            5,586,248    5,418,786
                                           ==========   ==========


Included in Machinery, Equipment and Motor Vehicles are assets under capital leases with a net book value of NLG 334,693 (1994: NLG 487,541).


6   INVESTMENT IN ASSOCIATE

On 31 January, the Company acquired 50% of FSI Metron Europe Ltd. (formerly Vinylglass Ltd.), England, a manufacturer of chemical distribution systems and wet benches, to increase its presence in the European chemical distribution market. FSI International, Inc., a related party, acquired the other 50% at the same time. FSI Metron Europe Ltd. is accounted for using the equity method. Its financial year end was altered to 31 May. Its assets, liabilities and results of operations are summarised as follows:

METRON SEMICONDUCTORS EUROPA B.V., ALMERE


=============================================================
(in thousands of Dutch Guilders)    31 May 1995  31 July 1994
-----------------------------------------------  ------------

Current Assets                            4,129         2,129
Non-current assets                          775           833
Current Liabilities                       2,716         1,661
Non-current Liabilities                      72           132
Shareholders' Equity                      2,116         1,169


                                         1994/5        1993/4
                                    -----------  ------------
                                      10 Months

Sales                                     7,849         6,214
Net Income                                1,110            74

The cost of the investment was NLG 2,084,347, including goodwill of NLG 1,204,285. The goodwill element is being written off over a period of 5 years, being the Company's assessment of the useful life of the goodwill.

In the period 1 February to 31 May 1995, the Group sold approximately NLG 1,087,000 of its products to its associate and purchased approximately NLG 174,000 products from its associate.



7    LONG-TERM DEBT


Long-term debt is summarised as follows:


==================================================================
(in Dutch Guilders)                       31 May 1995  31 May 1994
-----------------------------------------------------  -----------

DEM loan repayable in six-monthly
 instalments of DEM 131,250 up to March
 1995; interest 6.75% p.a.; secured by
 a mortgage on the land and buildings
 in Germany;                                        -      294,394

Instalment loans: interest at various
 rates between 9.75% and 16%; repayable
 by May 1996; secured by charges on
 certain assets.                              201,778      426,756

GBP instalment loans on capital leases;
 interest at various rates between
 10.2% and 17.6%; repayable by April
 1998                                         207,166      305,731

NIS loan and instalment loans on
 capital lease; interest rates between
 17% and 21%; repayable by September
 1998.                                         55,626       93,279

                                          -----------  -----------
                                              464,570    1,120,160

Less: current maturities                      348,604      669,161
                                          -----------  -----------
                                              115,966      450,999
                                          ===========  ===========

The debt is repayable as follows: 1995/6 NLG 348,604; 1996/7 NLG 70,591; 1997/8
NLG 45,259; 1998/9 NLG 116

METRON SEMICONDUCTORS EUROPA B.V., ALMERE

8    Related Parties

Two of the company's shareholders each own between 20% and 50% of the outstanding shares. The Company purchases goods from these shareholders and their subsidiaries for resale in the normal course of business. The terms and conditions of these purchases are similar to those with non-related vendors.


9   Accrued Liabilities

Included in accrued liabilities is NLG 2,690,000 (1993/4: NLG 3,110,000) for amounts due under various profit sharing schemes.


10  Share Capital

During the year, the following changes occurred in the share capital:

i The authorised capital of the company was increased from 1,000 shares of NLG 25.00 to 10,000,000 shares of NLG 0.10.

ii The issued share capital was changed from 1,000 shares of NLG 25.00 to 250,000 shares of NLG 0.10.

iii 1,662,500 new shares of NLG 0.10 were issued to existing shareholders through capitalising reserves.

iv 214,671 new shares plus the 12,500 shares held in treasury were issued in exchange for the minority shareholdings in two subsidiary companies.

Also, the company and entered into an agreement with its two minority shareholders that under certain circumstances (e.g. termination of employment, death) they or their estates may require the company to purchase their share holdings at a price to be calculated based on asset value and with restrictions as to the number of shares that can be purchased and the amount that may be paid for all such purchases in any one year.

Circumstances which could lead to the Company being required to acquire its own shares under this agreement did not occur during the year. Subsequent to the year-end, this agreement was terminated as part of the agreement to acquire the Asian and American companies (see Note 15).

METRON SEMICONDUCTORS EUROPA B.V., ALMERE

11   PENSION PLANS

Most employees are covered by defined contribution plans, which are funded with insurance companies. Annual costs for such plans amounted to NLG 548,686 in 1994/5 NLG 446,844 in 1993/4 and NLG 300,281 in 1992/3.

There are defined benefit plans for a small number of employees. The components of the cost of these plans were:

=============================================================================
(in Dutch Guilders)                        1994/5      1993/4        1992/3
-----------------------------------------------------------------------------
Service Cost                               59,622        37,009        87,273
Interest Cost                              58,508        38,529        30,926
Amortisation                               11,684        11,701        11,730
                                          -------       -------       -------
Pension Cost                              129,814        87,239       129,929
                                          =======       =======       =======
The funding status of the plans was
=============================================================================
(in Dutch Guilders)                                 31 May 1995   31 May 1994
---------------------------------------------------------------   -----------
Accumulated benefit obligation
     Actuarial present value of vested benefits         719,403       612,052
Additional benefits based on projected future
 salary increases                                       223,693       224,300
                                                        -------       -------
Projected benefit obligation                            943,096       836,352
                                                        =======       =======
Plan assets less than projected benefit obligation      943,096       836,352
                                                        =======       =======
Accrued liability at year end                           836,121       707,794
Unrecognised transition amount, net of                  116,647       128,558
 amortisation
Unrecognised net gain                                    (9,672)            -
                                                        -------       -------
                                                        943,096       836,352
                                                        =======       =======
The assumptions used in determining the
 above amounts were:
=============================================================================
                                         1994/5         1993/4       1992/3
-------------------------------------------------     ---------     ---------
Discount rate                                 7.0%          6.0%          6.0%
Compensation increase                         3.5%          3.5%          3.5%






METRON SEMICONDUCTORS EUROPA B.V., ALMERE


12  COMMITMENTS

The Company and its subsidiaries have commitments arising from lease and rental contracts amounting to annual expenses of:

============================================================
(in Dutch Guilders)                       Capital  Operating
-------------------------------------------------  ---------
Year ending 31 May 1996                   128,394  1,439,308
                   1997                    28,327  1,025,677
                   1998                    10,649    574,293
                   1999                         -    377,203
                   2000                         -    304,722
                   Thereafter                   -  2,400,074
                                        ---------  ---------
                                          167,370  6,121,277
                                        =========  =========

The Company and its subsidiaries have given guarantees mainly to banks with a maximum commitment of NLG 1,758,688.

Rental expense for all operating leases was NLG 1,596,693 in 1994/5, NLG 1,335,620 in 1993/4 and NLG 1,339,891 in 1992/3.

The amount of the capital lease commitment excluding the interest element and including the buy back price is NLG 251,754.


13  CONTINGENCIES

The Company and its subsidiaries are involved in various disputes arising from the normal course of business. These disputes are for minor amounts and are not material to the consolidated financial statements, either individually or in total.


14  SUPPLEMENTARY CASH FLOW INFORMATION

The Company paid interest in 1994/5, 1993/4 and 1992/3 of NLG 418,474, NLG 684,127 and NLG 796,000, respectively. Net income taxes paid in 1994/5 and 1993/4 were NLG 5,112,062 and NLG 2,930,060, respectively, and net income taxes received in 1992/3 were NLG 78,000. The non-cash investing and financing activities in 1994/5, 1993/4 and 1992/3 included NLG 31,000, NLG 95,000 and NLG 375,000, respectively, for the purchase of cars under capital leases and NLG 2,057,990 in 1994/5 for the acquisition of the minority interests in subsidiary companies.


15  DISCLOSURE CONCERNING FINANCIAL INSTRUMENTS

The Company has no significant off-balance sheet financial instruments at 31 May 1995 and 1994.

The carrying-value of accounts receivable and accounts payable approximate fair values due to their short-term maturities. The carrying value of long-term debt does not significantly differ from its estimated fair value.



METRON SEMICONDUCTORS EUROPA B.V., ALMERE


16   Subsequent Events

Following a strategic review of the effects of the globalisation of the business of our customers on the Group, the Company and its major shareholders decided to position the Group as the leading world-wide distributor of products to the semiconductor manufacturing industry outside Japan. Subsequent to the year under review, the following significant transactions were completed to reach this objective:

i In June, the Company acquired the entire share capital of three companies trading in Asia (the Metron Asia Group), excluding Japan, from its two major shareholders in exchange for 531,792 new shares in the Company.

ii In July, the Company acquired the entire share capital of Transpacific Technology Corporation, a leading American distribution and sales representation group with subsidiary companies in Europe, in exchange for 262,974 new shares in the Company, $500,000 cash and $1,300,000 promissory notes.


17   New Accounting Standards

In March 1995, the US Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of. This statement establishes accounting standards relating to the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain intangibles to be disposed of. The Company is first required to comply with the requirements of FAS No. 121 in its Consolidated Financial Statements for fiscal 1997. However, the company does not believe that implementation of FAS No. 121 will have a material impact on its financial statements.

[KPMG LETTERHEAD]


INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
Metron Semiconductors Europa B.V.
Almere, The Netherlands

We have audited the accompanying consolidated balance sheets of Metron Semiconductors Europa B.V. and its subsidiaries as of 31 May 1995 and 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years ended 31 May 1995, 1994 and 1993 . The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metron Semiconductors Europa B.V. and its subsidiaries as of 31 May 1995 and 1994 and the results of their operations and their cash flows for each of the years ended 31 May 1995, 1994 and 1993 in conformity with accounting principles generally accepted in the United States of America.


Amstelveen, The Netherlands, 20 July 1995.

/s/ KPMG Accountants


Signature for identification purposes: X
                                      ---

Ref.: drs. H.C.M. van Damme / C.J. Swaan

[KPMG LETTERHEAD]

                                 EXHIBIT INDEX

                                                                        PAGE(S)
                                                                        -------
10.26    FSI International, Inc. 1995 Incentive Plan                     48-54

10.27    FSI International, Inc. 1996 Incentive Plan                     55-62

10.28    First Amendment to Lease made and entered into                  63-75
         October 31, 1995 by and between Lake Hazeltine
         Properties and FSI International, Inc.

10.29    Distribution Agreement made and entered into as                 76-88
         of July 6, 1995 by and between FSI International,
         Inc. and Metron Semiconductors Europa B.V.
         (Exhibits to Agreement omitted)

10.30    Lease dated August 9, 1995 between Skyline                      89-106
         Builders, Inc. and FSI International, Inc.

10.31    Lease Rider dated August 9, 1995 between Skyline               107-112
         Builders, Inc. and FSI International, Inc.

10.32    Lease Amendment dated November 15, 1995 between                113-114
         Roland A. Stinski and FSI International, Inc.
         (Exhibits to Amendment omitted)

11.1     Computation of Per Share Earnings of FSI                         115
         International, Inc.

13.0     1995 Annual Report to Shareholders (not deemed                 116-153
         "filed" as part of this Form 10-K except for those
         portions that are expressly incorporated by reference)

21.0     Subsidiaries of the Company                                      154

23.0     Consent of KPMG Peat Marwick LLP                                 155

23.1     Consent of KPMG Accountants N.V.                                 156

24.0     Powers of Attorney from the Directors of FSI
         International, Inc.                                            157-163