Form 10-Q
period 1995-11-25
FSI INTERNATIONAL INC
filed 1996-01-08
CIK 841692

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     November 25, 1995
                              --------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                               ------------------    ---------------------------
Commission File Number:             0-17276
                        --------------------------------------------------------

                            FSI INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          MINNESOTA                                             41-1223238
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

          322 LAKE HAZELTINE DRIVE, CHASKA, MINNESOTA                  55318
--------------------------------------------------------------------------------
           (Address of principal executive offices)                  (Zip Code)

                                 612-448-5440
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        [X] YES       [ ] NO



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date: Common Stock, No Par Value - 20,376,872 shares outstanding as of December 28, 1995.

                   FSI INTERNATIONAL, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q


PART I.    FINANCIAL INFORMATION                                                        PAGE NO.
           ---------------------                                                        --------
Item 1.    Consolidated Condensed Financial Statements:

           Consolidated Condensed Balance Sheets as of November 25, 1995 (Unaudited)
           and August 26, 1995                                                             3-4

           Consolidated Condensed Statements of Operations (Unaudited) for the
           quarters ended November 25, 1995 and November 26, 1994                            5

           Consolidated Condensed Statements of Cash Flows (Unaudited)                       6
           for the quarters ended November 25, 1995 and November 26, 1994

           Notes to the Consolidated Condensed Financial Statements (Unaudited)              7

Item 2.    Management's Discussion and Analysis of Financial Condition and                8-10
           Results of Operations.


PART II.     OTHER INFORMATION                                                           11-14
             -----------------


             SIGNATURES                                                                     15
             ----------

                    PART I.  Item 1.   FINANCIAL INFORMATION


                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     NOVEMBER 25, 1995 AND AUGUST 26, 1995

                                     ASSETS


                                           November 25,    August 26,
                                              1995           1995
                                           (Unaudited)     (Audited)
                                          -------------  -------------
Current assets:
   Cash and cash equivalents              $ 62,500,518   $ 97,143,176
   Marketable securities                    38,088,650     14,059,682
   Trade accounts receivable, net of
     allowance for doubtful accounts
     of $1,375,000 and $1,225,000,
     respectively                           39,412,294     34,709,769
   Trade accounts receivable from
     affiliates                             15,254,708     13,069,739
   Inventories                              32,285,603     31,859,135
   Deferred income tax benefit               5,828,018      5,828,018
   Other current assets                      3,512,409      4,362,652
                                          ------------   ------------

       Total current assets                196,882,200    201,032,171
                                          ------------   ------------

Property, plant and equipment, at cost      44,285,322     34,724,424
   Less accumulated depreciation and
   amortization                            (16,127,758)   (15,371,905)
                                          ------------   ------------
                                            28,157,564     19,352,519
                                          ------------   ------------

Investment in affiliates                    10,369,469      8,813,370
Deposits and other assets                    4,155,950      4,048,242
Deferred income tax benefit - long-term        594,887        595,085
                                          ------------   ------------

                                          $240,160,070   $233,841,387
                                          ============   ============

     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     NOVEMBER 25, 1995 AND AUGUST 26, 1995
                                  (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                           November 25,     August 26,
                                               1995            1995
                                           (Unaudited)      (Audited)
                                          --------------  --------------
Current liabilities:
   Current maturities of long-term debt    $     22,421    $     33,228
   Trade accounts payable                    21,633,908      25,279,750
   Accrued expenses                          23,683,075      21,252,755
   Customer deposits                          2,506,870       2,614,874
   Deferred revenue                           5,548,674       5,722,030
                                           ------------    ------------

       Total current liabilities             53,394,948      54,902,637
                                           ------------    ------------

Long-term debt, less current maturities          62,948          46,711
Other long-term liabilities                      18,359               0
Minority interest                               813,827         681,558

Stockholders' Equity:
   Preferred stock, no par value;                   ---             ---
    10,000,000 shares
       authorized, none issued and
       outstanding
   Common stock, no par value;              144,524,794     144,379,884
    50,000,000 shares
       authorized, issued and
       outstanding; 20,315,936
       and 20,260,612 shares at
       November 25, 1995
       and August 26, 1995, respectively
   Retained earnings                         40,116,059      32,571,902
   Cumulative translation adjustment          1,229,135       1,258,695
                                           ------------    ------------

       Total stockholders' equity           185,869,988     178,210,481
                                           ------------    ------------

                                           $240,160,070    $233,841,387
                                           ============    ============

     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE QUARTERS ENDED NOVEMBER 25, 1995 AND NOVEMBER 26, 1994

                                  (Unaudited)



                                          November 25,   November 26,
                                              1995           1994
                                          -------------  -------------
Sales (including sales to affiliates of
   $13,130,000 and $6,339,000,
   respectively)                           $62,147,725    $30,184,769

Cost of sales                               35,127,368     16,263,325
                                           -----------    -----------

   Gross profit                             27,020,357     13,921,444

Selling, general and administrative
 expenses                                   11,313,801      6,329,025
Research and development expenses            7,532,908      4,873,260
                                           -----------    -----------

   Operating income                          8,173,648      2,719,159

Interest expense                               ( 9,115)        (5,605)
Interest income                              1,422,072        130,229
Other income (expense), net                    (16,652)        (3,559)
                                           -----------    -----------

   Income before income taxes                9,569,953      2,840,224

Income tax expense                           3,420,065        790,195
                                           -----------    -----------

   Income before minority interest
       and equity in earnings of
       affiliates                            6,149,888      2,050,029

Minority interest                             (161,830)           ---

Equity in earnings of affiliates             1,556,099      1,000,400
                                           -----------    -----------

   Net income                                7,544,157      3,050,429
                                           ===========    ===========

   Net income per common share                   $0.35          $0.21

   Weighted average common shares
      and common share equivalents          21,564,917     14,417,099

     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE QUARTERS ENDED NOVEMBER 25, 1995 AND NOVEMBER 26, 1994

                                  (Unaudited)



                                          November 25,   November 26,
                                              1995           1994
                                          -------------  -------------
OPERATING ACTIVITIES:
   Net income                             $  7,544,157    $ 3,050,429
   Adjustments to reconcile net income
    to net cash
    used in operating activities:
       Minority interest                       161,830            ---
       Provision for deferred income
        taxes                                    3,945            ---
       Depreciation and amortization           956,071        603,707
       Equity in earnings of affiliates     (1,556,099)    (1,000,400)
       Stock issued for services                   ---         41,587
       Changes in operating assets and
        liabilities:
          Trade accounts receivable         (6,887,494)    (5,427,155)
          Inventories                         (426,468)    (1,371,992)
          Prepaid expenses and other
           current assets                      864,657     (1,204,381)
          Trade accounts payable            (3,645,842)     1,247,415
          Accrued expenses                   2,430,319        930,778
          Customer deposits                   (108,003)       (98,777)
          Deferred revenue                    (173,356)     1,412,339
          Other                                (59,120)           ---
                                          ------------    -----------

   Net cash used in operating activities      (895,403)    (1,816,450)
                                          ------------    -----------

INVESTING ACTIVITIES:
   Acquisition of property, plant and
    equipment                               (9,701,334)    (1,713,044)
   Purchase of marketable securities       (34,634,401)           ---
   Sales of marketable securities            5,710,297            ---
   Maturities of marketable securities       4,895,136            ---
   Increase in deposits and other assets      (167,293)        (5,919)
                                          ------------    -----------
        Net cash used in investing
         activities                        (33,897,595)    (1,718,963)
                                          ------------    -----------

FINANCING ACTIVITIES:
   Additions (principal payments on)
    long-term debt                              16,237        (61,112)
   Notes payable to bank                       (10,807)           ---
   Net proceeds from issuance of
    common stock                               144,910        175,367
                                          ------------    -----------
        Net cash provided by financing
         activities                            150,340        114,255
                                          ------------    -----------

Decrease in cash and cash equivalents      (34,642,658)    (3,421,158)

Cash and cash equivalents at beginning
 of period                                  97,143,176     10,724,729
                                          ------------    -----------
Cash and cash equivalents at end of
 period                                     62,500,518      7,303,571
                                          ============    ===========

     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)


(1)  RECLASSIFICATIONS

     Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

(2)  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's Annual 10-K Report for the fiscal year ended August 26, 1995 previously filed with the Securities and Exchange Commission.

(3)  INVENTORIES

     Inventories are summarized as follows:

                                     November 25,   August 26,
                                         1995          1995
                                      Unaudited     (Audited)
                                     ------------  ------------
Finished products                     $ 4,820,516  $ 7,048,392
Work-in-process                         6,844,662    6,448,693
Subassemblies                           2,768,643    3,387,324
Raw materials and purchased parts      17,851,782   14,974,726
                                      -----------  -----------
                                      $32,285,603  $31,859,135
                                      ===========  ===========

(4)  SUPPLEMENTARY CASH FLOW INFORMATION

                                         Quarters Ended
                                   --------------------------
                                   November 25,  November 26,
                                       1995          1994
                                   ------------  ------------

Schedule of interest and income
taxes paid:
          Interest                   $   11,815      $ 10,890
          Income Taxes                1,807,774       394,340


                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

ITEM 2.

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 1996 COMPARED WITH THE FIRST QUARTER OF FISCAL 1995

The following table sets forth for the first quarters indicated, certain income and expense items as a percent of total sales:

                                                   Percent of Sales
                                           --------------------------------
                                              November 25,   November 26,
First quarter ended:                              1995           1994
---------------------------------------------------------------------------
   Sales                                         100.0%         100.0%
   Cost of goods sold                             56.5%          53.9%
   Selling, general and administrative            18.2%          21.0%
   Research and development                       12.1%          16.1%
   Operating income                               13.2%           9.0%
   Other income                                    2.2%           0.4%
   Income before income taxes                     15.4%           9.4%
   Income tax expense                              5.5%           2.6%
   Minority interest                                .3%            --
   Equity in earnings of affiliates                2.5%           3.3%
      Net income                                  12.1%          10.1%

Sales increased $31.9 million, or 106%, to $62.1 million for the first quarter of fiscal 1996, compared to $30.2 million for the first quarter of fiscal 1995. The increase was attributable to increased sales in each of the Company's product categories (including Applied Chemical Solutions (ACS) products) due to increased unit sales as construction of new and the expansion of existing manufacturing facilities by the Company's semiconductor manufacturing customers continued. Sales in fiscal 1996 also increased from fiscal 1995 due to the Company's investment in FSI Metron Europe, Limited (FME). In November, the Company moved the manufacturing operations for its microlithography and surface conditioning products to a new 100,000 square-foot manufacturing facility, which contains 45,000 square feet of Class 1000 clean room space in Chaska, Minnesota. During the second quarter of fiscal 1996, the Company will move its chemical management manufacturing operations into the space vacated by the other two divisions and will begin transferring to Chaska, Minnesota, the manufacturing of certain ACS products now manufactured by a third party in Hollister, California. Increasing revenues in the second quarter of fiscal 1996, as compared to the first fiscal quarter, is partially dependent on the successful transfer of manufacturing operations.

The Company believes its ability to continue to increase sales is dependent upon increased demand for all three of the Company's product lines, sales growth in international markets, as well as industry and general economic conditions. The Company's backlog as of November 25, 1995 was in excess of $100 million.
Because of the timing and relative size of certain orders received by the Company and possible changes in delivery schedules or cancellations of orders, the Company's backlog can vary from time to time and at any particular date is not necessarily indicative of actual sales for any succeeding period.

The Company's gross profit, as a percentage of sales, decreased to 43.5% for the first quarter of fiscal 1996 from 46.1% for the first quarter of fiscal 1995, due to an increase in the percentage of international sales which generally carry lower gross profit margins. International sales as a percentage of total sales were 44% and 21%, for the first quarter of fiscal 1996 and 1995, respectively. The increase in international sales as a percentage of sales is due to expansion by semiconductor device manufacturers in Asia Pacific and European markets. The Company's gross profit as a percentage of sales decrease was also attributable to a decrease in the percentage of total sales from FSI's higher margin products.

The Company's gross profit margin may fluctuate as a result of a number of factors, including the mix of products sold, the proportion of international sales and competitive pricing pressures.

Selling, general, and administrative expenses decreased to 18.2% of sales for the first quarter of fiscal 1996, as compared to 21.0% of sales for the first quarter of fiscal 1995. The increase of approximately $5 million resulted primarily from expanded customer support and marketing expenses associated with the Company's increased order activity and personnel additions made in the Company's divisions in response to the Company's growth. In addition, there were increased accruals for management incentive bonuses and employee profit sharing and for the costs associated with the computer system upgrade. While the Company expects the quarterly amount of selling, general, and administrative expenses to increase during the remainder of fiscal 1996, selling, general and administrative expenses as a percentage of sales may decrease over the same period.

Research and development expenses increased approximately $2.7 million in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995. However, as a percentage of sales, research and development decreased to 12.1% of sales for the first quarter of fiscal 1996, as compared to 16.1% of sales for the first quarter of fiscal 1995. The dollar increase of approximately $2.7 million resulted primarily from the Company's continued development efforts on new and existing products, including the ORION(TM) vacuum-based gas phase (dry) cleaning system, ICE(TM) cryogenic aerosol cleaning system, Zeta automated spray processing system, chemical management models, and various other engineering projects. The Company expects the quarterly amount of research and development expenses to increase during the remainder of fiscal 1996.

Other income (expense), net includes primarily interest income. The increase of $1.3 million for the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995 reflects primarily an increase in interest earned by the Company on the increased amount of cash and cash equivalents and marketable securities resulting from the February and June 1995 secondary offerings.

Income tax expense for the first quarter of fiscal 1996 was approximately $3,420,000, or 35.7%, of pre-tax profit compared to approximately $790,000, or 27.8%, of pre-tax profit for the first quarter of fiscal 1995. The lower tax rate in 1995 is due to the reinstatement of deferred tax assets in 1995. The Company anticipates the effective tax rate will range from 34% to 36% in fiscal 1996. The effective tax rate should be at the lower end of the range if Congress reinstates the research and development tax credit, which expired in June 1995.

The equity in earnings of affiliates increased by approximately $556,000 to $1,556,000 in the first quarter of fiscal 1996, compared to $1,000,000 for the first quarter of fiscal 1995. The increase is due to improved earnings at all affiliates due to expansion by semiconductor device manufacturers in Europe and the continued strong growth taking place in the Asia Pacific market.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and marketable securities decreased by approximately $10.6 million to approximately $100.6 million on November 25, 1995 from August 26, 1995. The decrease resulted primarily from the use of cash to support operations in response to continued growth of the Company and from the acquisition of property, plant and equipment, including those related to the Company's new manufacturing facility.

The Company's accounts receivable increased by approximately $6.9 million to $54.7 million as of November 25, 1995, compared to August 26, 1995. The increase reflects higher international sales levels, which generally have longer payment terms and also increased sales of chemical management products, which typically have higher retainages by the customer. The Company's inventory increased approximately $.4 million to $32.3 million at the end of the first quarter of fiscal 1996, compared to the fiscal year ended August 26, 1995. The increase primarily resulted from the Company's purchased parts and raw materials inventory being higher at the end of the first quarter of fiscal 1996 offset by a decrease in finished goods. As of November 25, 1995, the Company's ratio of current assets to current liabilities was 3.7 to 1.0 and its working capital was $143.5 million.

The Company had acquisitions of property, plant and equipment in the first quarters of fiscal 1996 and 1995 of approximately $9,701,000 and $1,713,000, respectively. Capital additions in the first quarter of fiscal 1996 were associated primarily with the completion of the new manufacturing facility, the equipping of 35,000 square feet of leased engineering and administrative space for the Chemical Management Division, and purchase of computer equipment. The Company expects to invest approximately $30.0 million in facility and laboratory expansion programs and computer systems in fiscal 1996.

The Company does not currently have a credit facility. However, the Company has negotiated the terms of a new credit facility, which it expects to enter into during fiscal 1996. The Company believes that existing cash and cash equivalents, marketable securities and internally generated funds will be sufficient to meet the Company's currently projected working capital and other cash requirements both for the short-term and through at least the end of fiscal 1996.

The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may effect additional equity or debt financings to fund such activities. The issuance of additional equity or debt securities could result in additional dilution to the Company's stockholders.

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

          None

ITEM 5.   OTHER INFORMATION

          None

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a)(3)  Exhibits

        * An asterisk next to a listed Exhibit indicates it is an executive compensation plan or arrangement


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

   *10.17 Management Agreement between FSI International, Inc. and Robert E. Cavins, effective as of March 28, 1994. (11)
   *10.18 Management Agreement between FSI International, Inc. and Dale A. Courtney, effective as of March 28, 1994. (11)
   *10.19 Management Agreement between FSI International, Inc. and Joel A. Elftmann, effective as of March 28, 1994. (11)
   *10.20 Management Agreement between FSI International, Inc. and Timothy D. Krieg, effective as of March 28, 1994. (11)
   *10.21 Management Agreement between FSI International, Inc. and Peter A. Pope, effective as of March 28, 1994. (11)
   *10.22 Management Agreement between FSI International, Inc. and Benno G. Sand, effective as of March 31, 1994. (11)
   *10.23 Management Agreement between FSI International, Inc. and Benjamin J. Sloan, effective as of March 28, 1994. (11)
   *10.24 Management Agreement between FSI International, Inc. and J. Wayne Stewart, effective as of March 28, 1994. (11)
   *10.25  FSI International, Inc. 1994 Omnibus Stock Plan. (12)
   *10.26  FSI International, Inc. 1995 Incentive Plan (13)
   *10.27  FSI International, Inc. 1996 Incentive Plan (13)
    10.28 First Amendment to Lease made and entered into October 31, 1995 by and between Lake Hazeltine Properties and FSI International, Inc.
           (13)
    10.29 Distribution Agreement made and entered into as of July 6, 1995 by and between FSI International, Inc. and Metron Semiconductors Europa B.V. (Exhibits to Agreement omitted) (13)
    10.30 Lease dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)
    10.31 Lease Rider dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)
    10.32 Lease Amendment dated November 15, 1995 between Roland A. Stinski and FSI International, Inc. (Exhibits to Amendment omitted) (13)
     11.1  Computation of Per Share Earnings of FSI International, Inc.
     27.0  Financial Data Schedule

----------------------------

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

 (7) Filed as an Exhibit to the Company's Registration Statement on Form S-1, SEC File No. 33-25035, and incorporated by reference.
 (8) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.
 (9) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended February 29, 1992, File No. 0-17276, and incorporated by reference.
(10) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1993, SEC File No. 0-17276, and incorporated by reference.
(11) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.
(12) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.
(13) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1995, SEC File No. 0-17276, and incorporated by reference.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURES
----------

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


DATE:     January 8, 1996



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