Form 10-Q
period 1996-02-24
FSI INTERNATIONAL INC
filed 1996-04-08
CIK 841692

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     FEBRUARY 24, 1996
                               -----------------------------------------------

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                           to
                               -------------------------    ------------------
Commission File Number:                  0-17276
                        ------------------------------------------------------

                            FSI INTERNATIONAL, INC.
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          MINNESOTA                                             41-1223238
- ------------------------------------------------------------------------------
(State or  other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


322 LAKE HAZELTINE DRIVE, CHASKA, MINNESOTA                        55318
- ------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                                 612-448-5440
- ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


- ------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date:

COMMON STOCK, NO PAR VALUE - 20,443,436 SHARES OUTSTANDING AS OF MARCH 29, 1996

                   FSI INTERNATIONAL, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q

PART I.     FINANCIAL INFORMATION                                                   PAGE NO.
            ---------------------                                                   --------

Item 1.     Consolidated Condensed Financial Statements:

            Consolidated Condensed Balance Sheets as of
            February 24, 1996 (Unaudited) and August 26, 1995                           3

            Consolidated Condensed Statements of Operations
            (Unaudited) for the quarters ended February 24, 1996
            and February 25, 1995                                                       5

            Consolidated Condensed Statements of Operations (Unaudited)
            for the six months ended February 24, 1996 and February 25, 1995            6

            Consolidated Condensed Statements of Cash Flows (Unaudited)
            for the six months ended February 24, 1996 and February 25, 1995            7

            Notes to the Consolidated Condensed Financial Statements (Unaudited)        8

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations.                                                     10

PART II.    OTHER INFORMATION
            -----------------

Item 4.     Submission of Matters to a Vote of Security Holders                        14

Item 6.     Exhibits and Reports on Form 8-K                                           15

            SIGNATURES                                                                 18
            ----------

                   PART I.  Item 1.   FINANCIAL INFORMATION


                   FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     FEBRUARY 24, 1996 AND AUGUST 26, 1995

                                    ASSETS


                                                             February 24,     August 26,
                                                                 1996           1995
                                                              (Unaudited)     (Audited)
                                                             -------------  -------------
Current assets:
  Cash and cash equivalents                                  $ 56,416,364   $ 97,143,176
  Marketable securities                                        38,027,611     14,059,682
  Trade accounts receivable, net of allowance for              48,739,111     34,709,769
    doubtful accounts of $1,650,000 and $1,225,000,
    respectively
  Trade accounts receivable from affiliates                    15,823,191     13,069,739
  Inventories                                                  37,730,699     31,859,135
  Deferred income tax benefit                                   5,828,018      5,828,018
  Other current assets                                          3,486,573      4,362,652
                                                             ------------   ------------

      Total current assets                                    206,051,567    201,032,171
                                                             ------------   ------------

Property, plant and equipment, at cost                         46,807,591     34,724,424
  Less accumulated depreciation and amortization              (16,977,786)   (15,371,905)
                                                             ------------   ------------
                                                               29,829,805     19,352,519
                                                             ------------   ------------

Investment in affiliates                                       12,264,046      8,813,370
Deposits and other assets                                       4,179,270      4,048,242
Deferred income tax benefit - long-term                           595,085        595,085
                                                             ------------   ------------

                                                             $252,919,773   $233,841,387
                                                             ------------   ------------

    See accompanying notes to consolidated condensed financial statements.

                   FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     FEBRUARY 24, 1996 AND AUGUST 26, 1995
                                  (continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 February 24,     August 26,
                                                     1996            1995
                                                  (Unaudited)     (Audited)
                                                 -------------  --------------
Current liabilities:
   Current maturities of long-term debt          $     11,365    $     33,228
   Trade accounts payable                          21,405,129      25,279,750
   Accrued expenses                                23,887,793      21,252,755
   Customer deposits                                2,016,742       2,614,874
   Deferred revenue                                 6,980,582       5,722,030
                                                 ------------    ------------

       Total current liabilities                   54,301,611      54,902,637
                                                 ------------    ------------

Long-term debt, less current maturities                55,485          46,711
Long-term deferred income taxes                        18,520               0
Minority interest                                     936,984         681,558

Stockholders' Equity:
   Preferred stock, no par value;                           0               0
     10,000,000 shares authorized,
     none issued and outstanding
   Common stock, no par value;                    148,110,246     144,379,884
     50,000,000 shares authorized,
     issued and outstanding; 20,440,524
     and 20,260,612 shares at
     February 24, 1996 and
     August 26, 1995, respectively
   Retained earnings                               48,260,965      32,571,902
   Cumulative translation adjustment                1,235,962       1,258,695
                                                 ------------    ------------

       Total stockholders' equity                 197,607,173     178,210,481
                                                 ------------    ------------

                                                 $252,919,773    $233,841,387
                                                 ------------    ------------

    See accompanying notes to consolidated condensed financial statements.

                   FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        FOR THE QUARTERS ENDED FEBRUARY 24, 1996 AND FEBRUARY 26, 1995

                                  (Unaudited)


                                          February 24,   February 25,
                                              1996           1995
                                          -------------  -------------

Sales (including sales to affiliates of    $65,850,414    $42,727,029
   $16,926,000 and $12,163,000,
   respectively)

Cost of sales                               35,998,578     24,369,618
                                           -----------    -----------

   Gross profit                             29,851,836     18,357,411

Selling, general and administrative         12,707,871      7,469,359
 expenses
Research and development expenses            8,417,117      6,040,099
                                           -----------    -----------

   Operating income                          8,726,848      4,847,953

Interest expense                                  (549)        (7,427)
Interest income                              1,274,785        119,822
Other income (expense), net                    (14,019)        59,853
                                           -----------    -----------

   Income before income taxes                9,987,065      5,020,201

Income tax expense                           3,620,402      1,253,472
                                           -----------    -----------

   Income before minority interest           6,366,663      3,766,729
       and equity in earnings of
       affiliates

Minority interest                              116,334              0

Equity in earnings of affiliates             1,894,577        322,500
                                           -----------    -----------

   Net income                              $ 8,144,906    $ 4,089,229
                                           -----------    -----------

   Net income per common share                   $0.38          $0.28

   Weighted average common shares           21,371,529     14,722,977
      and common share equivalents

    See accompanying notes to consolidated condensed financial statements.

                   FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
       FOR THE SIX-MONTHS ENDED FEBRUARY 24, 1996 AND FEBRUARY 25, 1995

                                  (Unaudited)


                                          February 24,   February 25,
                                              1996           1995
                                          -------------  -------------

Sales (including sales to affiliates of   $127,998,139    $72,911,798
   $30,056,000 and $18,502,000,
   respectively)

Cost of sales                               71,125,946     40,632,943
                                          ------------    -----------

   Gross profit                             56,872,193     32,278,855

Selling, general and administrative         24,021,672     13,798,384
 expenses
Research and development expenses           15,950,025     10,913,359
                                          ------------    -----------

   Operating income                         16,900,496      7,567,112

Interest expense                                (9,664)       (13,032)
Interest income                              2,696,857        250,051
Other income (expense), net                    (30,671)        56,294
                                          ------------    -----------

   Income before income taxes               19,557,018      7,860,425

Income tax expense                           7,040,467      2,043,667
                                          ------------    -----------

   Income before minority interest          12,516,551      5,816,758
       and equity in earnings of
       affiliates

Minority interest                              278,164              0

Equity in earnings of affiliates             3,450,676      1,322,900
                                          ------------    -----------

   Net income                             $ 15,689,063    $ 7,139,658
                                          ------------    -----------

   Net income per common share                   $0.73          $0.49

   Weighted average common shares           21,454,127     14,570,038
      and common share equivalents

    See accompanying notes to consolidated condensed financial statements.

                   FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED FEBRUARY 24, 1996 AND FEBRUARY 25, 1995

                                  (Unaudited)


                                                           February 24,    February 25,
                                                               1996            1995
                                                           -------------  ---------------

OPERATING ACTIVITIES:
   Net income                                              $ 15,689,063        7,139,658
   Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
       Minority interest                                        278,164                0
       Provision for deferred income taxes                       18,520                0
       Depreciation and amortization                          1,728,307        1,330,418
       Equity in earnings of affiliates                      (3,450,676)      (1,322,900)
       Stock issued for services                                      0           65,643
       Gain on sale of equipment                                      0           (8,000)
       Changes in operating assets and liabilities:
          Trade accounts receivable                         (16,782,794)     (10,847,131)
          Inventories                                        (5,871,564)      (4,305,949)
          Other current assets                                  876,079         (981,367)
          Trade accounts payable                             (3,874,621)       4,818,787
          Accrued expenses                                    6,169,038        3,780,226
          Customer deposits                                    (598,132)         542,902
          Deferred revenue                                    1,258,552          766,738
          Other                                                 (45,471)               0
                                                           ------------     ------------

   Net cash provided by (used in) operating activities       (4,605,535)         979,025
                                                           ------------     ------------

INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment             (12,083,167)      (3,961,615)
   Purchase of marketable securities                        (60,283,517)               0
   Sales of marketable securities                            26,287,721                0
   Maturities of marketable securities                       10,027,867                0
   Increase in deposits and other assets                       (253,454)        (897,429)
   Proceeds from sale of equipment                                    0            8,000
                                                           ------------     ------------
          Net cash used in investing activities             (36,304,550)      (4,851,044)
                                                           ------------     ------------

FINANCING ACTIVITIES:
   Principal payments on long-term debt                         (13,089)        (112,853)
   Net proceeds from issuance of common stock                   196,362       50,785,945
                                                           ------------     ------------
        Net cash provided by financing activities               183,273       50,673,092
                                                           ------------     ------------

Increase (decrease) in cash and cash equivalents            (40,726,812)      46,801,073

Cash and cash equivalents at beginning of period             97,143,176       10,724,729
                                                           ------------     ------------

Cash and cash equivalents at end of period                 $ 56,416,364     $ 57,525,802
                                                           ------------     ------------

    See accompanying notes to consolidated condensed financial statements.

                   FSI INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)


(1)  RECLASSIFICATIONS

     Certain fiscal 1995 amounts have been reclassified to conform to the fiscal 1996 presentation.

(2)  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles.
     For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on 10-K for the fiscal year ended August 26, 1995 previously filed with the Securities and Exchange Commission. Results of interim periods are not necessarily indicative of the results that may be achieved for the entire year.

(3)  INVENTORIES

     Inventories are summarized as follows:

                                     February 24,    August 26,
                                         1996           1995
                                     -------------  ------------
                                      (Unaudited)    (Audited)
Finished products                     $ 6,299,494   $ 7,048,392
Work-in-process                         8,508,375     6,448,693
Subassemblies                           2,685,973     3,387,324
Raw materials and purchased parts      20,236,857    14,974,726
                                      -----------   -----------
                                      $37,730,699   $31,859,135
                                      ===========   ===========

(4)  SUPPLEMENTARY CASH FLOW INFORMATION

                                                               Six Months Ended
                                                        ------------------------------
                                                        February 24,    February 25,
                                                            1996            1995
                                                        ------------  ----------------
Schedule of interest and income taxes paid:
    Interest                                                 $12,364           $18,692

    Income taxes, net of refunds received                 $4,244,201          $956,013


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

    Tax benefit of dispositions of stock options          $3,534,000          $733,877

                   FSI INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)


(5)  ACQUISITION OF SEMICONDUCTOR SYSTEMS, INC. (SEMICONDUCTOR SYSTEMS)

On April 4, 1996, the Company completed the acquisition of Semiconductor Systems. In connection with the acquisition, which will be accounted for as a pooling of interests, the Company issued approximately 1,739,200 shares of its common stock. In addition, the Company issued options covering, in the aggregate, approximately 60,800 shares of the Company's common stock in substitution of previously outstanding options to acquire shares of Semiconductor Systems common stock.

Although the acquisition of Semiconductor Systems did not occur until after the end of the second quarter of fiscal 1996, on a pro forma basis assuming the acquisition occurred immediately prior to the beginning of the respective periods, the financial results would be as follows:

                                         Quarters Ended             Six Months Ended
                                   --------------------------  ---------------------------
                                   February 24,  February 25,   February 24,  February 25,
                                       1996          1995           1996          1995
                                   ------------  ------------  -------------  ------------
Sales                              $75,432,414   $48,963,029   $145,776,139   $86,353,798
Net income                         $ 8,413,306   $ 4,392,229   $ 16,067,463   $ 7,802,658
Net income per share                      $.36          $.27           $.69          $.48

For purposes of the pro forma results, there were adjustments made to record tax expense for Semiconductor Systems as though it was a C corporation versus an S corporation. Adjustments made to the unaudited pro forma combined statements of operations for the fiscal 1996 and 1995 second quarter decreased net income by $175,000 and $210,000, respectively, and for the first half of fiscal 1996 and 1995 decreased net income by $246,000 and $450,000 respectively, as a result of the C corporation treatment versus the S corporation treatment.

                   FSI INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST SIX MONTHS OF FISCAL 1996 COMPARED WITH THE SECOND QUARTER AND FIRST SIX MONTHS OF FISCAL 1995

The information in this discussion, except for the historical information contained herein, contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements are subject to certain risks and uncertainties. In addition to the factors discussed below, other factors that could cause actual results to differ materially from those described in the forward-looking statements include: volatility in the demand and price for semiconductors; the risk of push-outs of delivery dates for equipment orders; the risk of order cancellations; the risk of delays in introducing new products and the market's acceptance of such products; the successful integration of the personnel, products and operations of Semiconductor Systems with those of FSI (see note 5); and other risk factors described in the Company's most recently filed SEC documents. Readers are cautioned not to place undue reliance on those forward looking statements which speak as to matters only as of the date hereof. The Company has no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following table sets forth for the second quarters and for the six months indicated, certain income and expense items as a percent of total sales:

                                                         Percent of Sales
                                       Second Quarters Ended            Six Months Ended
                                    ----------------------------  ----------------------------
                                    February 24,   February 25,   February 24,   February 25,
                                        1996           1995           1996           1995
                                    -------------  -------------  -------------  -------------
Sales                                      100.0%         100.0%         100.0%         100.0%
Cost of goods sold                          54.7%          57.0%          55.6%          55.7%
Gross profit                                45.3%          43.0%          44.4%          44.3%
Selling, general and
  administrative                            19.3%          17.5%          18.8%          18.9%
Research and development                    12.7%          14.1%          12.4%          15.0%
Operating income                            13.3%          11.4%          13.2%          10.4%
Other income                                 1.9%           0.4%           2.1%           0.4%
Income before income taxes                  15.2%          11.8%          15.3%          10.8%
Income tax expense                           5.5%           2.9%           5.5%           2.8%
Minority interest                            0.2%             -            0.2%             -
Equity in earnings of affiliates             2.9%           0.7%           2.7%           1.8%
       Net income                           12.4%           9.6%          12.3%           9.8%

Sales for the second quarter ended February 24, 1996 increased $23.1 million from $42.7 million to $65.8 million, or approximately 54.1%, from the comparable prior fiscal year quarter. Sales for the six months ended February 24, 1996 increased $55.1 million from $72.9 million to $128 million, or approximately 75.6%, from the six months ended February 25, 1995. The increase in sales occurred in all product categories and was generally attributable to increased unit sales and to a lesser extent to increases in the average selling price of FSI's products resulting from additional features added.

The increase in unit sales is due to the construction of new and the expansion of existing semiconductor manufacturing facilities by our customers.

During the second quarter of fiscal 1996, the Company moved its Chemical Management manufacturing operations into the space vacated by the Microlithography and Surface Conditioning manufacturing operations following their move into the new manufacturing facility in Chaska, Minnesota in November, 1995. During the third quarter, the Company will complete moving the manufacturing of certain chemical management products from a third party in Hollister, California to Chaska, Minnesota. Increasing sales in the third quarter of fiscal 1996, as compared to the second quarter, is partially dependent on the successful transfer of all of these manufacturing operations.

The Company believes its ability to continue to increase sales is dependent upon a number of factors, including increased demand for all three of the Company's product lines, sales growth in international markets, a stable industry and worldwide economic conditions. The Company ended the second fiscal quarter with a record backlog due to improved order activity in the quarter in each of the Company's core businesses: Microlithography, Surface Conditioning and Chemical Management. Because of the timing and relative size of orders and the possibility of cancellations or customer delays, backlog is not necessarily indicative of sales for future periods. With the record backlog and anticipated new orders, the Company expects to report sequential sales growth and growth in net income before minority interest and equity in earnings of affiliates in the second half of fiscal 1996, as compared to the first half. However, certain semiconductor manufacturers have recently announced their intent to delay the construction, facilitization or equipping of new manufacturing facilities and order cancellations or delays by customers which could have an adverse effect on the Company's financial results for the second half of fiscal 1996.

Gross profit margins were approximately 45.3% of sales in the second quarter of fiscal 1996 as compared to approximately 43.0% of sales in the prior year's comparable period. The increased gross profit margin is generally due to increased domestic sales in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995, which generally carry higher gross margins, along with improved margins in the Surface Conditioning and Chemical Management Divisions. Gross margins remained relatively flat for the first half of fiscal 1996 at 44.4% compared to the first half of fiscal 1995 at 44.3%. This is due to improved margins in the Surface Conditioning and Chemical Management Divisions, offset by an overall higher percentage of foreign sales in the first half of fiscal 1996 compared to the first half of 1995. The Company's gross profit margin may fluctuate from quarter to quarter as a result of a number of factors, including the mix of products sold, the proportion of international sales, and competitive pricing pressures.

Selling, general and administrative expenses were 19.3% and 18.8% of sales, respectively, for the second quarter and for the six months ended February 24, 1996, as compared to 17.5% and 18.9% of sales for the second quarter and for the six months ended February 25, 1995. The dollar increases of approximately $5.2 million for the second quarter of fiscal 1996 and $10.2 million for the first six months of fiscal 1996 as compared to prior fiscal periods are due primarily to costs associated with personnel additions and expanded customer support and marketing associated with Company's increased order activity. In addition, for the second quarter and first half of fiscal 1996 as compared to the second quarter and first half of fiscal 1995, there were increased management incentive bonus accruals and employee profit sharing accruals and increased costs associated with the computer system upgrades. The Company expects that the amount of selling, general and administrative expenses will increase during the second half of fiscal 1996 as a result of costs associated with the computer system upgrades and implementing the Company's divisionalization strategies.

Research and development expense was approximately 12.7% of sales, or $8.4 million, for the second quarter of fiscal 1996 as compared to 14.1% or $6.0 million for the second quarter of fiscal 1995. For the first six months of fiscal 1996, research and development expenses were 12.4% of net sales, or $15.9 million, as compared to 15%, or $10.9 million, for the first half of fiscal 1995. The increase of approximately $2.4 million for the second quarter of fiscal 1996 and $5 million for the first half of fiscal 1996 as compared to the prior fiscal periods resulted primarily from the Company's continued development efforts on new and existing products, including the ICE(TM) cryogenic aerosol cleaning system, Zeta(TM) automated surface conditioning system, the ORION(TM) vacuum-based gas phase (dry) cleaning system, dual robot Polaris(R) 2000 cluster and certain new ChemFill models. The successful introduction of new products is important to the long term growth of the Company. The Company expects the quarterly amount of research and development expenses to increase during the remainder of fiscal 1996.

The Company recently announced plans to construct and equip a new 88,000 square-foot laboratory and engineering facility at a cost of approximately $27 million, for the Surface Conditioning Division in Chaska, Minnesota. When completed, scheduled for late calendar 1996, the laboratory will be equipped with certain new advanced surface conditioning products which will be introduced during the second half of fiscal 1996 or in fiscal 1997.

Other income, net increased approximately $1.1 million in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995 and increased approximately $2.4 million for the first half of fiscal 1996 as compared to the first half of fiscal 1995. The increases are primarily due to an increase in interest earned by the Company on the increased amount of cash and cash equivalents and marketable securities resulting from the February and June 1995 common stock offerings.

Income tax expense for the second quarter of fiscal 1996 was approximately $3,620,000 or 36% of pre-tax profit compared to approximately $1,253,000 or 25% of pre-tax profit for the second quarter of fiscal 1995. Income tax expense for the first six months of fiscal 1996 was approximately $7,040,000 or 36% of pre-tax profit compared to approximately $2,044,000 or 26% of pre-tax profit for the first six months of fiscal 1995. The lower tax rate in 1995 is due to the reinstatement of deferred tax assets through the reduction of the valuation allowance in 1995. The Company anticipates its effective tax rate will range from 34% to 36% in fiscal 1996. The effective tax rate should be at the lower end of the range if Congress retroactively reinstates the research and development tax credit, which expired in June 1995.

Equity in earnings of affiliates was approximately $1,895,000 for the second quarter of fiscal 1996, compared to $323,000 for the second quarter of fiscal 1995. For the first half of fiscal 1996, earnings in equity of affiliates was approximately $3,451,000 as compared to $1,323,000 for the first half of fiscal 1995. The increase is due to improved earnings at all affiliates due to expansion by semiconductor device manufacturers in Europe and Japan and the continued strong growth taking place in the Asia Pacific market. The Company expects lower equity in earnings of affiliates in the second half of fiscal 1996 as compared to the first half which could result in sequentially lower net income for the Company in the second half of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and marketable securities approximated $94.4 million as of February 24, 1996, a decrease of $16.8 million from the end of fiscal year 1995. The decrease in cash and cash equivalents and marketable securities resulted primarily from the use of cash to support operations in response to growth and to fund facilities expansion.

The Company's accounts receivable increased by approximately 35.1%, or $16.8 million, from the end of fiscal 1995. This increase reflects higher international sales levels, which generally have longer payment terms, and also increased sales of chemical management products, which typically have higher retainages by the customer. The Company's inventory increased approximately $5.9 million to $37.7 million as of February 24, 1996 as compared to $31.8 million at the end of fiscal 1995. The majority of the increase is in raw materials and work-in-process relating to the increases in sales and order activity. As of February 24, 1996, the Company's ratio of current assets to current liabilities was 3.8 to 1.0 and working capital was $151.7 million.

The Company had acquisitions of buildings, leasehold improvements and equipment of $12.1 million for the first half of fiscal 1996 as compared to $4.0 million for the first half of fiscal 1995. The increase in acquisitions reflects the investments in computer equipment and facilities expansion including the completion of the new manufacturing facility in Chaska, Minnesota.

The Company completed the acquisition of Semiconductor Systems on April 4, 1996. The acquisition is intended to expand the Company's microlithography product line. The acquisition of Semiconductor Systems will be accounted for as a pooling of interests. The company expects to record approximately an $800,000 charge to earnings relating to acquisition costs in the fiscal 1996 third quarter. In addition, the Company will record a $1.5 million tax benefit for net deferred tax assets relating to existing temporary differences of Semiconductor Systems, as if it had been a C corporation versus an S corporation. Certain of Semiconductor Systems' customers recently announced their intent to delay construction of or equipping semiconductor manufacturing facilities. As a result, the acquisition is estimated to be slightly dilutive ($.02 - $.03 per share) to the Company's combined financial results for the second half of fiscal 1996, after the inclusion of the acquisition costs and tax benefit discussed above. Any order cancellations or additional delays by Semiconductor Systems' customers could result in additional dilution to the Company's combined financial results.

The Company does not have a credit facility, however, the Company has negotiated the terms of a new credit facility, which it expects to enter into during 1996. The Company believes that existing cash, cash equivalents, marketable securities and internally generated funds, will be sufficient to meet the Company's currently projected working capital and other cash requirements both for the short-term and through at least the end of fiscal 1996.

The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may effect additional equity or debt financings to fund such activities. The issuance of additional equity or debt securities could result in additional dilution to the Company's shareholders.

                   FSI INTERNATIONAL, INC. AND SUBSIDIARIES



PART II.  OTHER INFORMATION
          -----------------

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGE IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's Annual Meeting of Shareholders held on January 24, 1996, the shareholders approved the following:

          (1) Election of two class III directors to serve a three-year term. Each nominated director was elected as follows:


          DIRECTOR-NOMINEE       VOTES FOR   VOTES ABSTENTIONS
          ---------------------  ----------  -----------------

          Terrence W. Glarner    18,735,827        54,226
          Charles R. Wofford     18,735,827        54,226


          James A. Bernards and William M. Marcy, as Class I Directors, and Neil R. Bonke, Joel A. Elftmann and Robert E. Lorenzini, as Class II Directors, continue to serve as directors after the meeting.

          (2) Proposal to adopt the amendments to the Employees Stock Purchase Plan to (A) increase the number of shares available under the Plan by an additional 200,000 shares and (B) modify the definition of "affiliate" as used in the Plan. The proposal received 18,606,057 shares for and 144,891 votes against. There were 39,105 abstentions.

          (3) Proposal to increase the number of shares that may be issued pursuant to the Company's 1994 Omnibus Stock Plan from 1,000,000 to 1,500,000. The proposal received 17,718,091 shares for and 866,397 votes against. There were 45,680 abstentions.

          (4) Proposal to ratify the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending August 31, 1996. The proposal received 18,748,965 votes for and 32,447 votes against. There were 8,641 abstentions.

ITEM 5.   OTHER INFORMATION

          None

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

  (a)(3)  Exhibits

          * An asterisk next to a listed Exhibit indicates it is an executive compensation plan or arrangement

   2.1    Agreement and Plan of Reorganization dated December 23, 1994 by and among the Company, ACS Acquisition Corp., Applied Chemical Solutions, and certain significant shareholders of Applied Chemical Solutions. (1)
   2.2 Share Purchase Agreement dated December 14, 1994 by and among the Company, Metron Semiconductors Europa B.V., Christopher Springall, Anthony Springall, Roger Springall, David Springall and Michael Springall. (2)
   2.3 Agreement and Plan of Reorganization dated February 5, 1996 by and among the Company, Spectre Acquisition Corp. and Semiconductor Systems, Inc. (14)
   3.1    Restated Articles of Incorporation of the Company. (3)
   3.2    Restated By-Laws. (4)
   3.3    Amendment to Restated By-Laws. (5)
   4.1    FSI Corporation Stock Purchase Agreement dated March 20, 1981. (4)
   4.2    Stock Purchase Agreement dated September 15, 1982. (4)
   4.3 Common Stock and Common Stock Purchase Warrants Agreement dated October 15, 1985. (4)
   4.4    Second Amendment, dated as of January 9, 1989, to Common Stock and Common Stock Warrants Purchase Agreement dated as of October 15, 1985. (5)
   4.5    Registration and Preemptive Rights Agreement dated October
          15, 1985. (4)
 *10.1    1983 Incentive Stock Option Plan. (4)
 *10.2    1982 Nonqualified Stock Option Plan. (4)
 *10.3 Split Dollar Insurance Agreement and Collateral Assignment Agreement dated December 28, 1989, between the Company and Joel A. Elftmann. (Similar agreements between the Company and each of Robert E. Cavins, Benjamin J. Sloan, Dale A. Courtney, Peter A. Pope, Benno G. Sand and Timothy D. Krieg have been omitted, but will be filed upon the request of the Commission). (4)
  10.4 Lease dated June 27, 1985, between the Company and Lake Hazeltine Properties. (7)
  10.5 Lease dated September 1, 1985, between the Company and Elftmann, Wyers, Blackwood Partnership. (7)
  10.6    Lease dated September 1, 1985, between the Company and Elftmann,
          Wyers Partnership. (7)
 *10.7    1989 Stock Option Plan. (5)
 *10.8    Amended and Restated Employees Stock Purchase Plan. (3)
 *10.9    Directors Nonstatutory Stock Option Plan. (3)
 10.10    Shareholders Agreement among FSI International, Inc. and Mitsui
          & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991. (8)
 10.11 FSI Exclusive Distributorship Agreement dated as of August 14, 1991 between FSI International, Inc. and m.FSI, Ltd. (8)
 10.12 FSI Licensing Agreement dated as of August 14, 1991, between FSI International, Inc. and m.FSI, Ltd. (8)
 10.13 License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (9)
 10.14 Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (9)

 10.15 Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated. (10)
*10.16    Amended and Restated Directors' Nonstatutory Stock Option Plan. (11)
*10.17 Management Agreement between FSI International, Inc. and Robert E. Cavins, effective as of March 28, 1994. (11)
*10.18 Management Agreement between FSI International, Inc. and Dale A. Courtney, effective as of March 28, 1994. (11)
*10.19 Management Agreement between FSI International, Inc. and Joel A. Elftmann, effective as of March 28, 1994. (11)
*10.20 Management Agreement between FSI International, Inc. and Timothy D. Krieg, effective as of March 28, 1994. (11)
*10.21 Management Agreement between FSI International, Inc. and Peter A. Pope, effective as of March 28, 1994. (11)
*10.22 Management Agreement between FSI International, Inc. and Benno G. Sand, effective as of March 31, 1994. (11)
*10.23 Management Agreement between FSI International, Inc. and Benjamin J. Sloan, effective as of March 28, 1994. (11)
*10.24 Management Agreement between FSI International, Inc. and J. Wayne Stewart, effective as of March 28, 1994. (11)
*10.25    FSI International, Inc. 1994 Omnibus Stock Plan. (12)
*10.26    FSI International, Inc. 1995 Incentive Plan (13)
*10.27    FSI International, Inc. 1996 Incentive Plan (13)
 10.28 First Amendment to Lease made and entered into October 31, 1995 by and between Lake Hazeltine Properties and FSI International, Inc. (13)
 10.29 Distribution Agreement made and entered into as of July 6, 1995 by and between FSI International, Inc. and Metron Semiconductors Europa B.V. (Exhibits to Agreement omitted) (13)
 10.30 Lease dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)
 10.31 Lease Rider dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)
 10.32 Lease Amendment dated November 15, 1995 between Roland A. Stinski and FSI International, Inc. (Exhibits to Amendment omitted) (13)
  11.1    Computation of Per Share Earnings of FSI International, Inc.
  27.0    Financial Data Schedule

- --------------------------

   (1) Filed as an Exhibit to the Company's Report on Form 8-K dated January 5, 1995, as amended, SEC File No. 0-17276, and incorporated by reference.
   (2) Filed as an Exhibit to the Company's Registration Statement on Form S-3 dated January 5, 1995, SEC File No. 33-88250 and incorporated by reference.
   (3) Filed as an Exhibit to the Company's Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.
   (4) Filed as an Exhibit to the Company's Registration Statement on Form S-1, SEC File No. 33-25035, and incorporated by reference.
   (5) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1989, SEC File No. 0-17276, and incorporated by reference.
   (6) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 25, 1990, as amended by Form 8 dated December 20, 1990, and by Form 8 dated February 5, 1991, SEC File No. 0-17276, and incorporated by reference. Similar agreements between the Company and each of Robert E. Cavins, J. Wayne Stewart, Benjamin J. Sloan, Dale A. Courtney, Peter A.

        Pope, Benno G. Sand and Timothy D. Krieg have been omitted, but will be filed upon the request of the Commission.
   (7) Filed as an Exhibit to the Company's Registration Statement on Form S-1, SEC File No. 33-25035, and incorporated by reference.
   (8) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.
   (9) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended February 29, 1992, File No. 0-17276, and incorporated by reference.
  (10) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1993, SEC File No. 0-17276, and incorporated by reference.
  (11) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.
  (12) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.
  (13) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1995, SEC File No. 0-17276, and incorporated by reference.
  (14) Filed as an Exhibit to the Company's Registration Statement on Form S-4, SEC File No. 333-01509, and incorporated by reference.

                   FSI INTERNATIONAL, INC. AND SUBSIDIARIES


  (b)     There were no 8-K filings during the quarter ended February 24, 1996.



SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FSI INTERNATIONAL, INC.
                                   ..................................
                                         [Registrant]


DATE: April 8, 1996


                                   By: /s/Benno Sand
                                       ------------------------------
                                       Benno Sand
                                       Executive Vice President and
                                       Chief Financial Officer
                                       on behalf of the
                                       Registrant and as
                                       Principal Financial Officer