Form 10-Q
period 1996-05-25
FSI INTERNATIONAL INC
filed 1996-07-01
CIK 841692

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          MAY 25, 1996
                              -------------------------------------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                           to
                               --------------------------  --------------------

Commission File Number:                          0-17276
                               ------------------------------------------------

                            FSI INTERNATIONAL, INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            MINNESOTA                                   41-1223238
- -------------------------------------------------------------------------------
   (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

          322 LAKE HAZELTINE DRIVE, CHASKA, MINNESOTA                 55318
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

COMMON STOCK, NO PAR VALUE - 22,315,480 SHARES OUTSTANDING AS OF JUNE 20, 1996

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q



PART I.      FINANCIAL INFORMATION                                                                PAGE
NO.          ---------------------                                                                ----
- ---

Item 1.      Consolidated Condensed Financial Statements:

               Consolidated Condensed Balance Sheets (Unaudited)
               as of May 25, 1996 and August 26, 1995                                                 3

               Consolidated Condensed Statements of Operations                                        5
               (Unaudited) for the quarters ended May 25, 1996
               and May 27, 1995

               Consolidated Condensed Statements of Operations (Unaudited)                            6
               for the nine months ended May 25, 1996 and May 27, 1995

               Consolidated Condensed Statements of Cash Flows (Unaudited)                            7
               for the nine months ended May 25, 1996 and May 27, 1995

               Notes to the Consolidated Condensed Financial Statements (Unaudited)                   8

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations:

               Results of Operations                                                                 10
               Liquidity and Capital Resources                                                       12


PART II.     OTHER INFORMATION
             -----------------

Item 6.      Exhibits and Reports on Form 8-K.                                                       15

             SIGNATURES                                                                              18
             ----------


                    PART I.  Item 1.   FINANCIAL INFORMATION


                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                        MAY 25, 1996 AND AUGUST 26, 1995
                                  (Unaudited)

                                     ASSETS



                                                May 25,          August 26,
                                                 1996               1995
                                             ------------       ------------
Current assets:
   Cash and cash equivalents                 $ 30,400,564       $ 98,773,676
   Marketable securities                       50,527,681         14,059,682
   Trade accounts receivable, net of
     allowance for doubtful accounts of
     $1,823,000 and $1,234,000
     respectively                              43,890,665         40,273,969

   Trade accounts receivable from affiliates   14,400,654         13,069,739
   Inventories                                 65,252,391         40,577,435
   Deferred income tax benefit                  7,328,018          5,828,018
   Other current assets                         3,193,670          4,668,052
                                             ------------       ------------
          Total current assets                214,993,643        217,250,571
                                             ------------       ------------

Property, plant and equipment, at cost         54,463,886         36,339,024
     Less accumulated depreciation and
      amortization                            (18,752,394)       (16,212,905)
                                             ------------       ------------
                                               35,711,492         20,126,119
                                             ------------       ------------
Investment in affiliates                       13,027,884          8,813,370
Deposits and other assets                       4,830,676          4,781,842
Deferred income tax benefit - long-term           595,085            595,085
                                             ------------       ------------
                                             $269,158,780       $251,566,987
                                             ============       ============




     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                        MAY 25, 1996 AND AUGUST 26, 1995
                                  (continued)
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                May 25,          August 26,
                                                 1996               1995
                                             ------------       ------------
Current liabilities:
   Current maturities of long-term debt      $    206,200       $    160,928
   Notes payable to bank                                0          4,500,000
   Trade accounts payable                      20,999,802         27,012,150
   Accrued expenses                            25,317,509         23,977,855
   Customer deposits                            2,145,992          2,614,874
   Deferred revenue                             7,352,850          5,722,030
                                             ------------       ------------
       Total current liabilities               56,022,353         63,987,837
                                             ------------       ------------
Long-term debt, less current maturities           350,293            231,011
Long-term deferred income taxes                    18,288                  0
Minority interest                                 933,457            681,558

Stockholders' Equity:
   Preferred stock, no par value;
    10,000,000 shares authorized,
    none issued and outstanding                         0                  0
   Common stock, no par value;
    50,000,000 shares authorized,
    issued and outstanding;
    22,183,929 and 21,999,818 shares at
    May 25, 1996 and August 26, 1995,
    respectively                              156,742,539        144,387,884
   Retained earnings                           53,866,836         41,020,002
   Cumulative translation adjustment            1,225,014          1,258,695
                                              -----------        ------------
       Total stockholders' equity             211,834,389        186,666,581
                                              -----------       ------------
                                             $269,158,780       $251,566,987
                                             ============       ============


     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              FOR THE QUARTERS ENDED MAY 25, 1996 AND MAY 27, 1995
                                  (Unaudited)


                                                  May 25,          May 27,
                                                   1996             1995
                                               -----------       -----------
Sales (including sales to affiliates of
  $17,260,000 and $17,160,000, respectively)   $67,465,704       $60,008,162

Cost of goods sold                              37,758,600        35,351,000
                                               -----------       -----------
    Gross profit                                29,707,104        24,657,162

Selling, general and administrative expenses    14,813,261        11,684,601
Research and development expenses               10,186,062         7,231,886
                                               -----------       -----------


    Operating income                             4,707,781         5,740,675

Interest expense                                  (144,657)          (48,865)
Interest income                                  1,269,116           740,429
Other income (expense), net                         (3,792)           28,423
                                               -----------       -----------

    Income before income taxes                   5,828,448         6,460,662
Income tax expense                                 828,394         1,777,180
                                               -----------       -----------

    Income before minority interest
      and equity in earnings of
      affiliates                                 5,000,054         4,683,482


Minority interest                                    7,421                 0

Equity in earnings of affiliates                   763,838           804,502
                                               -----------       -----------

    Net income                                 $ 5,756,471       $ 5,487,984
                                               ===========       ===========

    Net income per common share                      $0.25             $0.27

    Weighted average common shares
      and common share equivalents              23,061,313        20,229,785


Pro forma Data: (See Note 6)
    Income tax expense                         $   888,394       $ 1,959,180

    Net income                                 $ 5,696,471       $ 5,305,984

    Net income per common share                       $.25              $.26



     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            FOR THE NINE-MONTHS ENDED MAY 25, 1996 AND MAY 27, 1995
                                  (Unaudited)



                                                   May 25,            May 27,
                                                    1996               1995
                                                ------------       ------------
Sales (including sales to affiliates of
  $47,316,000 and $35,638,000, respectively)    $213,241,843       $146,361,960

Cost of goods sold                               120,745,246         83,804,943
                                                ------------       ------------

    Gross profit                                  92,496,597         62,557,017

Selling, general and administrative expenses      41,802,433         28,405,985

Research and development expenses                 28,190,987         19,765,245
                                                ------------       ------------

    Operating income                              22,503,177         14,385,787

Interest expense                                    (379,121)           (78,897)
Interest income                                    3,972,973          1,013,480
Other income (expense), net                          (77,363)           108,717
                                                ------------       ------------

    Income before income taxes                    26,019,666         15,429,087

Income tax expense                                 7,878,661          3,815,847
                                                ------------       ------------

    Income before minority interest
      and equity in earnings of
      affiliates                                  18,141,005         11,613,240


Minority interest                                    285,585                  0

Equity in earnings of affiliates                   4,214,514          2,127,402
                                                ------------       ------------

    Net income                                  $ 22,069,934       $ 13,740,642
                                                ============       ============

    Net income per common share                         $.95               $.78

    Weighted average common shares
      and common share equivalents                23,167,428         17,670,137


Pro forma Data: (See Note 6)
    Income tax expense                          $  8,184,661       $  4,447,847

    Net income                                  $ 21,763,934       $ 13,108,642

    Net income per common share                         $.94               $.74


     See accompanying notes to consolidated condensed financial statements.

                   FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED MAY 25, 1996 AND MAY 27, 1995
                                  (Unaudited)

                                                       May 25,         May 27,
                                                        1996            1995
                                                    -----------      -----------
OPERATING ACTIVITIES:

   Net income                                      $ 22,069,934     $13,740,642
   Adjustments to reconcile net income
    to net cash provided by (used in) operating
    activities:
       Minority interest                                285,585               0
       Provision for deferred income
        taxes                                        (1,481,712)       (238,222)
       Depreciation and amortization                  4,999,937       2,549,965
       Equity in earnings of affiliates              (4,214,514)     (2,127,402)
       Stock issued for services                              0          65,643
       Gain on sale of equipment                              0          (8,000)
       Changes in operating assets and
        liabilities:
          Trade accounts receivable                  (4,962,161)    (29,644,267)
          Inventories                               (24,674,956)    (11,886,140)
          Other current assets                        1,489,832      (2,848,681)
          Trade accounts payable                     (6,012,348)      4,854,368
          Accrued expenses                            4,873,655       6,555,337
          Customer deposits                            (468,883)        250,439
          Deferred revenue                            1,630,820       2,955,796
          Other                                         (67,367)              0
                                                    ------------    -----------
   Net cash used in operating activities             (6,532,178)    (15,780,522)
                                                    ------------    -----------

INVESTING ACTIVITIES:
   Acquisition of property, plant and
    equipment                                       (20,128,631)     (7,403,088)
   Purchase of marketable securities                (88,823,637)              0
   Sales of marketable securities                    38,493,521               0
   Maturities of marketable securities               13,862,117               0
   Increase in deposits and other assets               (263,903)       (807,060)
   Proceeds from sale of equipment                            0           8,000
                                                    ------------     -----------
     Net cash used in investing activities          (56,860,533)     (8,202,148)
                                                    ------------     -----------

 FINANCING ACTIVITIES:
     Additions to long-term debt                        105,265         279,400
     Principal payments on long-term debt              (182,321)       (194,956)
     Advances on notes payable to bank                9,906,741       5,200,000
     Payment on notes payable to bank               (14,406,741)     (3,350,000)
     Net proceeds from issuance of
      common stock                                      225,755      51,470,744
     S Corporation Distribution Payments               (629,100)     (1,872,000)
                                                    -----------     -----------
       Net cash provided by (used in) financing
         activities                                  (4,980,401)     51,533,188
                                                    -----------     -----------
Increase (decrease) in cash and cash
 equivalents                                        (68,373,112)     27,550,518

 Cash and cash equivalents at beginning
  of period                                          98,773,676      12,982,329
                                                    -----------     -----------
                                                   $ 30,400,564     $40,532,847
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

(3)  INVENTORIES

     Inventories are summarized as follows:

                                                                       May 25,     August 26,
                                                                        1996         1995
                                                                     -----------  -----------
          Finished goods                                             $10,844,373  $ 7,935,392
          Work-in-process                                             19,535,591   12,571,693
          Subassemblies                                                3,627,999    3,717,924
          Raw materials and purchased parts                           31,244,428   16,352,426
                                                                     -----------  -----------
                                                                     $65,252,391  $40,577,435
                                                                     ===========  ===========

(4)  SUPPLEMENTARY CASH FLOW INFORMATION

                                                                        Nine Months Ended
                                                                     -----------------------
                                                                       May 25,      May 27,
                                                                        1996         1995
                                                                     ----------   ----------
          Schedule of interest and income taxes
          paid:

                Interest                                             $  381,821   $   89,216

                Income taxes, net of refunds received                $8,397,219   $3,773,416

     Supplemental Disclosure of Non-Cash Investing and
     Financing Activities

          Tax benefit of dispositions of stock options               $3,534,000   $  733,877

          Acquisition of property, plant and equipment through
          capital leases                                             $  241,600   $        0

                   FSI INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              (Unaudited)

(5)  ACQUISITION OF SEMICONDUCTOR SYSTEMS, INC. (SEMICONDUCTOR SYSTEMS)

     On April 4, 1996, the Company completed the acquisition of Semiconductor Systems. In connection with the acquisition, which was accounted for as a pooling of interests, the Company issued approximately 1,739,200 shares of its common stock. In addition, the Company issued options of approximately 60,800 shares of the Company's common stock in substitution of previously outstanding options to acquire shares of Semiconductor Systems common stock.

     This transaction was accounted for as a pooling of interests, therefore, all financial statements presented have been restated to reflect the merger. Semiconductor Systems prepared its financial statements on a December 31 calendar year-end prior to the merger.

     Sales and net income included in the Company's consolidated statements of operations are as follows:

                                               Quarters Ended           Nine Months Ended
                                        -------------------------  ---------------------------

                                            May 25,      May 27,      May 25,       May 27,
                                             1996         1995          1996          1995
                                        ------------  ------------  ------------  ------------
Sales:

   Semiconductor Systems                  $ 7,271,800  $ 6,505,000  $ 25,049,800  $ 19,947,000
                                           60,193,904   53,503,162   188,192,043   126,414,960
   FSI                                    -----------  -----------  ------------  ------------
                                          $67,465,704  $60,008,162  $213,241,843  $146,361,960
                                          -----------  -----------  ------------  ------------

Net income:
  Semiconductor Systems                   $   445,100  $   482,000  $  1,069,500  $  1,594,998
                                            5,311,371    5,005,984    21,000,434    12,145,644
  FSI                                     -----------  -----------  ------------  ------------
                                          $ 5,756,471  $ 5,487,984  $ 22,069,934  $ 13,740,642
                                          -----------  -----------  ------------  ------------


     In connection with the merger, approximately $800,000 of merger costs and expenses were incurred and have been charged to selling, general and administrative expenses in the Company's third quarter of fiscal 1996. The charge includes professional fees and other direct transaction costs associated with the merger.

     In addition, the Company recorded a net deferred tax asset and tax benefit of approximately $1,500,000 for temporary differences of Semiconductor Systems. The tax benefit is a result of Semiconductor Systems' conversion from an S Corporation to a C Corporation upon closing of the merger.

     The Company, upon completion of the merger, also reclassified the undistributed earnings of Semiconductor Systems of approximately $8,600,000 to common stock from retained earnings as a result of Semiconductor Systems conversion from an S Corporation to a C Corporation upon closing of the merger.

(6) Pro forma data reflects the impact on income tax expense as if Semiconductor Systems would have been a C Corporation versus an S Corporation prior to the merger.

                   FSI INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 1996 COMPARED WITH THE THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 1995

The information in this discussion, except for the historical information contained herein, contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements are subject to certain risks and uncertainties. In addition to the factors discussed below, other factors that could cause actual results to differ materially from those described in the forward-looking statements include: volatility in the demand and price for semiconductors; risk of push-outs of delivery dates for equipment orders; risk of order cancellations; risk of delays in introducing new products and the market's acceptance of such products; risks related to new facilities construction; the successful integration of the personnel, products and operations of Semiconductor Systems with those of FSI (see note 5); and other risk factors described in the Company's most recently filed SEC documents. Readers are cautioned not to place undue reliance on these forward-looking statements which speak as to matters only as of the date hereof as actual results could differ materially. The Company assumes no obligation to publicly release any revisions or updates to these forward-looking statements to reflect events or unanticipated occurrences.

The Company completed the acquisition of Semiconductor Systems on April 4,
1996. The acquisition is intended to expand the Company's microlithography product line. The acquisition of Semiconductor Systems was accounted for as a pooling of interests. Accordingly, all historical financial information for FSI International, Inc. and subsidiaries has been restated to include the operations of Semiconductor Systems as though the two entities have always been combined.

The following table sets forth for the third quarters and for the nine months indicated, certain income and expense items as a percent of total sales:

                                                            Percent of Sales
                                       -----------------------------------------------------------

                                           Third Quarters Ended            Nine Months Ended
                                       ---------------------------    ----------------------------

                                        May 25,            May 27,     May 25,            May 27,
                                         1996               1995        1996               1995
                                       ---------          --------    ---------          ---------
Sales                                     100.0%            100.0%       100.0%             100.0%
Cost of goods sold                         56.0%             58.9%        56.6%              57.3%
Gross profit                               44.0%             41.1%        43.4%              42.7%
Selling, general and
 administrative                            21.9%             19.5%        19.6%              19.4%
Research and development                   15.1%             12.0%        13.2%              13.5%
Operating income                            7.0%              9.6%        10.6%               9.8%
Other income                                1.6%              1.2%         1.6%               0.7%
Income before income taxes                  8.6%             10.8%        12.2%              10.5%
Income tax expense                          1.2%              3.0%         3.7%               2.6%
Minority interest                           0.0%              0.0%         0.1%               0.0%
Equity in earnings of affiliates            1.1%              1.3%         2.0%               1.5%
       Net income                           8.5%              9.1%        10.4%               9.4%

Sales for the third quarter ended May 25, 1996 increased $7.5 million from $60.0 million to $67.5 million, or approximately 12.4%, from the comparable prior fiscal year quarter. Sales for the nine months ended May 27, 1996 increased $66.8 million from $146.4 million to $213.2 million, or approximately 45.7%, from the nine months ended May 27, 1995. The increase in sales occurred in all product categories and was generally attributable to increased unit sales and to a lesser extent to increases in the average selling price of FSI's products resulting from additional features added to standard product configuration. The increase in unit sales is due to the construction of new and the expansion of existing semiconductor manufacturing facilities by our customers.

The Company believes its ability to continue to increase sales is dependent upon a number of factors, including increased demand for all three of the Company's product lines, successful introduction of new products, sales growth in international markets, a stable industry and worldwide economic conditions. The Company ended the third fiscal quarter with a strong backlog due to strong order activity in the quarter in the Company's Microlithography and Chemical Management core businesses. Because of the timing and relative size of orders and the possibility of cancellations or customer delays, backlog is not necessarily indicative of sales for future periods. With the strong backlog and anticipated new orders, the Company expects to report sequential sales and net income growth in the fourth quarter of fiscal 1996, as compared to the third quarter. Based upon the quarter end backlog, anticipated new orders and expected safety certification, we expect to report record fiscal 1996 sales of approximately $300 million. However, certain semiconductor manufacturers have recently announced their intent to delay the construction, facilitization or equipping of new manufacturing facilities. Therefore, order cancellations or delays by customers are possible and could have an adverse effect on the Company's financial results for the fourth quarter of fiscal 1996 and for fiscal 1997.

Gross profit margins were approximately 44.0% of sales in the third quarter of fiscal 1996 as compared to approximately 41.1% of sales in the prior year's comparable period. The increased gross profit margin is generally due to product mix, along with improved margins in the Chemical Management division. Gross margins also improved for the first nine months of fiscal 1996 to 43.4% compared to 42.7% for the first nine months of fiscal 1995. The increase in gross profit margin for the nine month period of fiscal 1996 as compared to the nine month period of fiscal 1995 is due to product mix, including improved margins in the Chemical Management division offset by slightly decreased margins in the Microlithography division. The Company's gross profit margin may fluctuate from quarter to quarter as a result of a number of factors, including the mix of products sold, the proportion of international sales, and competitive pricing pressures.

Selling, general and administrative expenses were 21.9% and 19.6% of sales, respectively, for the third quarter and for the nine months ended May 25, 1996, as compared to 19.5% and 19.4% of sales for the third quarter and for the nine months ended May 27, 1995, respectively. The dollar increases of approximately $3.1 million for the third quarter of fiscal 1996 and $13.4 million for the first nine months of fiscal 1996 as compared to prior fiscal periods are due primarily to costs associated with personnel additions and expanded customer support and marketing associated with the Company's growth. In addition, for the third quarter and first nine months of fiscal 1996 as compared to the third quarter and first nine months of fiscal 1995, there were increased management incentive bonus accruals and employee profit sharing accruals, and increased costs associated with the computer system upgrades. There was also approximately $800,000 of merger costs in the third quarter and for the first nine months of fiscal 1995 and 1996 for the 1995 merger with Applied Chemical Solutions (ACS) and for the 1996 merger with Semiconductor Systems. The Company expects that the amount of selling, general and administrative expenses will increase during the fourth quarter of fiscal 1996 as a result of costs associated with the computer system upgrades and implementing the Company's divisionalization strategies.

Research and development expense was approximately 15.1% of sales, or $10.2 million, for the third quarter of fiscal 1996 as compared to 12.0% or $7.2 million for the third quarter of fiscal 1995. For the first nine months of fiscal 1996, research and development expenses were 13.2% of net sales, or $28.2 million, as compared to 13.5%, or $19.8 million, for the first nine months of fiscal 1995. The increase of approximately $3 million for the third quarter of fiscal 1996 and $8.4 million for the first nine months of fiscal 1996 as compared to the prior fiscal periods resulted primarily from the Company's continued development efforts on new and existing products, including the ARIES(R) cryogenic aerosol cleaning system, Zeta(TM) automated surface conditioning system, the ORION(TM) vacuum-based gas phase (dry) cleaning system, two new Polaris(R) cluster models and certain new ChemFill(R) models. The successful introduction of new products is important to the long term growth of the Company. The Company expects the quarterly amount of research and development expenses to increase during the fourth quarter of fiscal 1996.

The Company recently announced plans to construct and equip a new 88,000 square-foot laboratory and engineering facility at a cost of approximately $27 million, for the Surface Conditioning Division in Chaska, Minnesota scheduled to be completed by late calendar 1996. The laboratory facility will be equipped with certain new advanced surface conditioning products which will be introduced at the end of fiscal 1996 or in fiscal 1997.

The Company also announced its the intention to build and equip a 150,000 square-foot engineering, manufacturing and laboratory facility in Allen, Texas by the end of the first quarter of calendar 1997, to expand the manufacturing and development capabilities of the Company's Microlithography.

Other income, net increased approximately $.4 million in the third quarter of fiscal 1995 and increased approximately $2.5 million for the first nine months of fiscal 1996 as compared to the first nine months of fiscal 1995. The increases are primarily due to an increases in interest earned by the Company on the increased amount of cash and cash equivalents and marketable securities resulting from the February and June 1995 common stock offerings.

Income tax expense for the third quarter of fiscal 1996 was approximately $828,000 or 14.2% of pre-tax profit compared to approximately $1,777,000 or 27.5% of pre-tax profit for the third quarter of fiscal 1995. Income tax expense for the first nine months of fiscal 1996 was approximately $7,879,000 or 30.3% of pre-tax profit compared to approximately $3,816,000 or 24.7% of pre-tax profit for the first nine months of fiscal 1995. Included in income tax expense in the third quarter and the nine months ended May 25, 1996 is approximately a $1.5 million tax benefit for net deferred tax assets relating to existing temporary differences of Semiconductor Systems recorded upon its conversion from an S Corporation to a C Corporation upon closing of the merger. The Company anticipates its effective tax rate will range from 34% to 36% in fiscal 1996, excluding the previously discussed tax benefit of Semiconductor Systems and the approximately $800,000 of non-deductible merger expenses.

Equity in earnings of affiliates was approximately $764,000 for the third quarter of fiscal 1996, compared to $805,000 for the third quarter of fiscal 1995. For the first nine months of fiscal 1996, earnings in equity of affiliates was approximately $4,215,000 as compared to $2,127,000 for the first nine months of fiscal 1995. The decrease in the third quarter of fiscal 1996 as compared to third quarter 1995 is due to delayed shipments by Metron Technology B.V. due to CE labeling requirements in Europe and delayed revenue recognition in Japan as a result of late customer acceptance on certain products. The increase for the first nine months of fiscal 1996 as compared to the first nine months of fiscal 1995 is due to improved earnings at all affiliates due to expansion by semiconductor device manufacturers in Europe and Japan and the continued strong growth taking place in the Asia Pacific market.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and marketable securities approximated $80.9 million as of May 25, 1996, a decrease of $31.9 million from the end of fiscal year 1995. The decrease in cash, cash equivalents and marketable securities resulted primarily from the use of cash to support operations in response to growth, to fund facilities expansion and to pay off the Semiconductor Systems notes payable to bank.

The Company's accounts receivable increased by approximately 9.3%, or $4.9 million, from the end of fiscal 1995. The increase in accounts receivable is mainly due to increased sales of chemical management products, which typically have higher retainages by the customer. In addition, these retainages generally take longer to collect. The Company's inventory increased approximately $24.7 million to $65.3 million as of May 25, 1996 as compared to $40.6 million at the end of fiscal 1995. Finished goods and work-in-process increased approximately $9.9 million from fiscal year-end 1995 to the end of the fiscal 1996 third quarter. This increase is primarily due to customer requested delays in shipping certain equipment orders which are planned to ship in the fourth quarter and delays in receiving independent third party safety certification required for shipments into the European market. The increase in raw materials and purchased parts of approximately $14.9 million is due primarily to the increased sales order activities and new product introduction programs. As of May 25, 1996, the Company's ratio of current assets to current liabilities was 3.8 to 1.0 and working capital was $159 million.

The Company had acquisitions of buildings, leasehold improvements and equipment of $20.1 million for the first nine months of fiscal 1996 as compared to $7.4 million for the first nine months of fiscal 1995. The increase in acquisitions reflects the investments in computer equipment and facilities expansion including the completion of the new manufacturing facility in Chaska, Minnesota.

The Company does not have a credit facility, however, the Company has negotiated the terms of a new credit facility, which it expects to enter into during calendar 1996. The Company believes that existing cash, cash equivalents, marketable securities and internally generated funds will be sufficient to meet the Company's currently projected working capital and other cash requirements through at least the end of fiscal 1996.

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

  (b) The Company filed an 8-K on April 17, 1996 regarding the acquisition of Semiconductor Systems. The following financial statements were incorporated by reference or included in the Form 8-K:

        (i)    Financial Statements of Business Acquired
               -----------------------------------------

               Financial Statements of Semiconductor Systems, Inc.

               Reports of Independent Accountants.

               Balance Sheets as of December 31, 1994 and 1995.

               Statement of Operations for the years ended December 31, 1993, 1994 and 1995.

               Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995.

               Statements of Shareholders' Equity for the years ended December 31, 1993, 1994 and 1995.

               Notes to Financial Statements.

        (ii)   Description of the Pro Forma Combined Financial Information
               -----------------------------------------------------------

               Unaudited Pro Forma Combined Statements of Operations for the quarters and six months ended February 24, 1996 and February 25, 1995 and the fiscal years ended August 28, 1993, August 27, 1994 and August 26, 1995.

               Unaudited Pro Forma Combined Balance Sheet as of February 24,
               1996.

               Notes to Unaudited Pro Forma Combined Financial Information.

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



                                                        FSI INTERNATIONAL, INC.
                                                        . . . . . . . . . . . .


                                                              [Registrant]


DATE:  July 1, 1996



                                         By:  /s/ Benno Sand
                                              ----------------------------
                                              Benno Sand
                                              Executive Vice President and
                                              Chief Financial Officer
                                              on behalf of the
                                              Registrant and as
                                              Principal Financial Officer