Form 10-K405
period 1996-08-31
FSI INTERNATIONAL INC
filed 1996-11-26
CIK 841692

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended August 31, 1996
                          ---------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------
                            COMMISSION FILE NUMBER

                                   0-17276

                           FSI INTERNATIONAL, INC.
            (Exact Name of Registrant as specified in its charter)

            MINNESOTA                                       41-1223238
     -------------------------------                   -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

        322 LAKE HAZELTINE DRIVE, CHASKA, MINNESOTA           55318
        -------------------------------------------         ----------
        (Address of principal executive offices)            (Zip Code)


                Registrant's telephone number: (612) 448-5440

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT:
                                     NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT:
                          COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the common stock, no par value, held by non-affiliates of the Registrant, based on the closing price of the Common Stock on October 28, 1996, as reported on the Nasdaq National Market, was approximately $220,897,040. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

     As of October 28, 1996, the registrant had issued and outstanding 22,362,056 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 22, 1997, (the "Proxy Statement") and to be filed within 120 days after the Registrant's fiscal year ended August 31, 1996, are incorporated by reference into Part III of this Form 10-K Report. (The Compensation Committee Report and the stock performance graph of the Registrant's Proxy Statement are expressly not incorporated by reference herein.)

     Portions of the Annual Report to Shareholders for the fiscal year ended August 31, 1996 (the "Annual Report") are incorporated by reference into Parts II and IV of this Form 10-K Report.

 There are 102 pages to this Report.  The Index to Exhibits begins on page 39.


                                    PART I
ITEM 1. BUSINESS

     This Report on Form 10-K contains certain forward-looking statements regarding future events with respect to the Company. These statements involve risks and uncertainties and actual events or results may differ materially. Factors that could cause actual results to differ materially from those described in this Form 10-K include those set forth below. See "Risk Factors" in this Form 10-K commencing on page 19. Forward-looking statements are indicated by an asterisk(*).

THE COMPANY

     FSI International, Inc., a Minnesota corporation organized in 1973 ("FSI" or the "Company"), designs, manufactures, markets and supports microlithography, surface conditioning and chemical management equipment used in the fabrication of microelectronics, such as advanced semiconductor devices, thin film heads, multi-chip modules, and flat panel displays. This is the only industry segment in which the Company is presently engaged and sales to semiconductor device companies represent a significant majority of the Company's total revenues.

     The Company's microlithography products, including the POLARIS(R), ORBITRAK(R), APEX(TM), and SCORPIO(TM) Microlithography Clusters, process photoresist (light sensitive material used for patterning) on substrates as part of the photolithography phase used in the fabrication of many microelectronic components. The Company's surface conditioning products, including the MERCURY(R) Spray Processing Systems, the EXCALIBUR(R) Vapor Processing Systems, and the ARIES(TM) CryoKinetic(TM) Cleaning System, remove contaminants and excess photoresist from substrates during the fabrication process and selectively remove oxide from the substrate surface. The process steps performed by the Company's microlithography and surface conditioning products, which are used repeatedly throughout the fabrication cycle, are an integral part of the manufacturing process for a number of microelectronic components produced today. The Company's chemical management products, including its CHEMFILL(R) Chemical Delivery Modules, CHEMGEN(R) Chemical Blending Modules, and CHEMLITHO (TM) Developer Blending Systems perform the critical functions of generating, blending, delivering and controlling the flow, concentration and purity of chemicals used by various types of processing equipment within a fabrication facility.

     Advances in microelectronics technology in recent years have resulted in increasingly sophisticated designs which require submicron geometries and complex manufacturing processes. To meet the demand for these more complex, high performance devices, manufacturers require process technologies that are timely, reliable and readily integrated into high volume manufacturing environments. Competitive pressures are at the same time forcing manufacturers to reduce the costs of producing microelectronic components. FSI believes it responds to these demands by providing leading technology products that increase yields, integrate with other suppliers' equipment and provide significant overall cost advantages. The Company's strategy is to remain focused as a technological leader in its three core markets, emphasizing close customer relationships that enhance the Company's responsiveness to the needs and cost constraints of its markets.

     The Company markets its products directly in North America and primarily through a network of affiliated distributors in Europe, Asia and Japan. Through these affiliated international distributors the Company can provide timely and efficient worldwide customer service and support.

     On April 4, 1996, the Company, through a merger involving a newly-formed and wholly-owned subsidiary of the Company, acquired all of the outstanding capital stock of Semiconductor Systems Inc. ("SSI") and SSI became a wholly-owned subsidiary of the Company. Principal SSI resist processing products include the ORBITRAK, the APEX, and the SCORPIO Microlithography Clusters. SSI's operations are headquartered in Fremont, California.

     During fiscal 1995, the Company completed two transactions which expanded its chemical management capabilities. In January 1995, FSI and its affiliated distributor Metron Technology B.V. (f/k/a Metron Semiconductors Europa B.V.) each acquired a 50% interest in FSI Metron Europe, Limited ("FME") located in New Haven, England. FME manufactures, markets, and services chemical distribution systems, wet benches and portable clean rooms primarily for use by semiconductor device manufacturers. On March 8, 1995 the Company, through a merger involving a newly-formed and wholly-owned subsidiary, acquired all of the outstanding capital stock of Applied Chemical Solutions ("ACS") and ACS became a wholly-owned subsidiary of the Company. Principal ACS products include chemical blending and delivery systems, point of use chemical generation systems and slurry mixing and delivery systems used in conjunction with chemical mechanical planarization, commonly referred to as CMP. ACS's operations are headquartered in Hollister, California.

RECENT COST CONTROL MEASURES

     Due to difficult semiconductor industry conditions, which are expected to continue at least until the second half of calendar 1997, the Company recently adopted certain cost control measures in an attempt to align spending with expected sales decreases. Fiscal 1996 results include approximately $1.5 million of pre-tax charges in the fourth quarter associated with eliminating or reducing the scope of certain programs as part of the Company's cost control measures. Additional cost control measures, including mandatory furlough days and a reduction in executive compensation were implemented in September, 1996. As a result of the cost control measures, and in response to industry conditions, the Company reduced its workforce by approximately 9%. For the first quarter of fiscal 1997, the Company will record a pre-tax charge of approximately $300,000 for costs resulting primarily from severance compensation and outplacement services.*

INDUSTRY BACKGROUND

     The fabrication of semiconductor devices is a complex process involving several distinct phases repeated numerous times during the fabrication process. Each production phase requires different processing technology and equipment, and no one semiconductor equipment supplier currently produces an entire state-of-the-art fabrication system. Rather, semiconductor device manufacturers typically construct fabrication facilities by combining manufacturing equipment produced by several different suppliers, each of which performs specific functions in the manufacturing process.

     The flat panel display, multi-chip module, and thin film head fabrication processes utilize many of the same basic technological building blocks as does the semiconductor manufacturing industry, in that certain production equipment provides the same basic function or applications for a substrate as semiconductor manufacturing equipment does for a silicon wafer. The flat panel display and thin film head markets, while not as large as the semiconductor device market, have over the past few years experienced significant growth.

     Demand for new semiconductor manufacturing equipment is driven principally by the need for new processes and systems capable of manufacturing increasingly complex devices. Industries that utilize semiconductor devices are demanding higher performance devices from semiconductor manufacturers. Over the last decade, technological advances have allowed device manufacturers to reduce the size and substantially increase the functionality of each device. Today, 16 and 64 megabit dynamic random access memory ("DRAM") integrated circuits are manufactured using more than 200 process steps on six or eight inch diameter wafers and incorporating microscopic geometries. With high density logic integrated circuits and advanced DRAMs that require even smaller geometries now under development, semiconductor device manufacturers require process technology advances that are timely, highly reliable, and readily implemented into high volume manufacturing environments.

     Concurrent with rapid technological advances in microelectronics, competitive pressures are forcing manufacturers to reduce production costs. Because of the significant capital cost of a typical new fabrication facility, manufacturers have increased their focus on the various cost components of these facilities. This focus has led manufacturers to increasingly analyze the costs associated with owning and operating each piece of required operating equipment, often referred to as the equipment's "cost of ownership." Cost of ownership measurement has become an increasingly competitive issue among equipment suppliers. In addition, the Company believes that in an effort to reduce total manufacturing costs and to reduce potential contaminant exposure as the substrate is transferred from one process step to another, manufacturers are increasingly seeking process equipment capable of being integrated with the process equipment of other suppliers to create a highly automated and integrated processing system.

     The Company believes that microelectronics manufacturers are asking equipment suppliers to take an increasingly active role in meeting the manufacturer's technology requirements and cost constraints by developing and supporting the products and processes required to fabricate advanced products. Certain manufacturers are seeking strategic relationships with equipment suppliers for specific process steps on existing and new products. As a result, equipment companies are being asked to provide advanced process expertise, superior product performance, reduced overall cost of ownership, and worldwide customer support to better meet the needs of manufacturers as well as meet international quality standards, such as ISO 9001 certification.

SEMICONDUCTOR DEVICE FABRICATION

     The basic component in the manufacture of semiconductor devices is a thin, circular crystalline silicon wafer, typically four to eight inches in diameter. During the fabrication process, several layers of conductive and dielectric materials are sequentially grown or deposited on the wafer surface through a series of thermal or chemical processes. These processes are conducted in a controlled environment, typically a "clean room" which is a manufacturing facility separated from the outside environment with separately controlled temperature and humidity and employing specialized filters designed to reduce the number of particulates in the air within the facility. Each layer undergoes a series of processes such as etching, deposition, patterning, and doping (described below), leaving the desired device pattern. The wafers are ultimately separated into individual integrated circuits (chips) or discrete devices which are then packaged, assembled and tested. The typical fabrication process takes between eight and twelve weeks. The primary stages of this process are discussed below.

           Cleaning. The wafer surface must be cleaned and conditioned at the beginning of the fabrication process and at numerous other times throughout the process. As device geometries become smaller and more complex, the reduction of organic, metal, and particle contamination on the wafer becomes an increasingly critical factor in improving semiconductor device production yields. Cleaning is generally performed by exposing the wafer to various chemicals in a liquid state, through
      immersion or spraying, or in a vapor state.   FSI's surface conditioning
      products, including the MERCURY Spray Processors the EXCALIBUR Vapor Phase Processing Systems and ARIES CryoKinetic Cleaning System, are designed to perform these cleaning functions throughout the device fabrication process.

           Layering. Following cleaning and conditioning, a thin film of either conductive or dielectric material is grown or deposited on the wafer surface. Depending upon its particular electrical properties, each layer functions as an insulator, semiconductor or conductor and forms the basic wiring circuit to connect millions of transistors.

           Planarization. Recently, a new process step called chemical mechanical planarization, commonly referred to as CMP, has become important in semiconductor device manufacturing, particularly for advanced devices. The CMP process uses a chemical and mechanical polishing procedure with a slurry and pad to smooth the surface of a wafer after each layering step in the metal interconnect process. This smoothing, or planarization, is necessary to reduce the natural topographical unevenness on the wafer surface which can reduce yield and reliability. Certain of the Company's chemical management systems are used to mix and deliver the slurry used in this process. The Company's MERCURY Spray

     Processing Systems are used to remove the polishing grit from the surface of the wafer after CMP processing.

          Photolithography. After the film layer is grown or deposited on the wafer, the film is primed to promote the adhesion of a light sensitive material called photoresist. After the photoresist is applied, the wafer is heated in order to remove solvents from the photoresist. Circuit patterns are then projected onto the photoresist by exposing it to a light source through a mask. Chemical changes occur in the portion of the photoresist exposed to the light source, resulting in a transfer of the image of the desired circuit into the photoresist on the wafer. After a circuit pattern has been imprinted, the wafer is heated to catalyze the exposure component of the photoresist. The image on the film is then developed, which creates protected and unprotected areas. The developed photoresist is then baked at a high temperature to remove remaining solvents, improve adhesion to the wafer surface and harden the photoresist for subsequent processing. The POLARIS, ORBITRAK and SCORPIO Microlithography Clusters perform all photolithography functions except exposure.

          Etching or Doping. Upon completion of the photolithography process, the wafer is either etched or doped. During etching the unprotected areas of the patterned film are removed with chemicals to leave the desired circuit pattern. With advanced devices, pattern etching is performed using a dry chemical process. The Company's MERCURY spray processing systems have been used to perform blanket etching in wet chemistry applications. During doping, specific ions are implanted on the wafer to control and change the electrical properties of the wafer surface. This is accomplished by using intense, uniform beams of high-energy ions of a desired dopant, aimed at the silicon wafer surface, leaving a distribution of dopant. Doping produces the semiconductor activity on the wafer.

          Stripping. After etching or doping, the wafer is stripped of photoresist through either a wet chemistry or a dry chemistry process. The Company's MERCURY spray processing systems are used to perform this function with wet chemistry applications or as a final clean-up after dry chemistry applications. The Company's EXCALIBUR Vapor Processing System is used to remove residual silicon dioxide on conductor surfaces to improve electrical performance between metal layers. The Company's ARIES CryoKinetic Cleaning System is used to remove residue left after reactive ion etching of metal or dielectric films typically post dry oxygen ashing of photoresist.

     These operations are repeated numerous times during the fabrication process depending upon the type and complexity of the semiconductor device and the overall process employed. The precise order of the steps utilized varies by manufacturer. A finished integrated circuit consists of a number of film layers which together form thousands of extremely small electronic components that combine to perform the desired electrical functions. Each step in the fabrication process requires precision and must be rigorously controlled to attain commercially acceptable yields and cost performance.

     Chemical management systems enable semiconductor device manufacturers to store acids and solvents in bulk tanks outside the device fabrication clean room and to deliver programmed amounts of chemicals to various types of equipment in the clean room. The Company's chemical management products, including its CHEMFILL Chemical Delivery Modules, CHEMLITHO Developer Blending Systems, and CHEMGEN Chemical Blending Modules, perform the critical functions of generating, blending, delivering and controlling the flow, concentration and purity of chemicals used by various types of processing equipment throughout the fabrication processes including cleaning, planarization, photolithography and stripping.

PRODUCTS

     The mix of products sold by the Company may vary significantly from year to year. The following table sets forth, for the periods indicated, the amount of sales and approximate percentages of the Company's total sales contributed by the Company's principal products:

                                                 FISCAL YEAR ENDED
                                ----------------------------------------------------
                                AUGUST 31, 1996    AUGUST 26, 1995   AUGUST 27, 1994
                                ---------------    ---------------   ---------------
                                                (DOLLARS IN THOUSANDS)

Microlithography clusters       $137,975   45.4%   $ 85,486   39.1%   $ 58,737   47.1%
Surface conditioning products     66,082   21.7%     59,898   27.4%     27,915   22.4%
Chemical management systems       66,642   21.9%     45,223   20.7%     17,573   14.1%
Spare parts and service           33,342   11.0%     27,853   12.8%     20,442   16.4%
                                --------  ------   --------  ------   --------  ------
                                $304,041  100.0%   $218,460  100.0%   $124,667  100.0%
                                ========  ======   ========  ======   ========  ======

     MICROLITHOGRAPHY CLUSTERS. The Company's POLARIS microlithography clusters perform all of the photolithography processing steps except exposure. The POLARIS cluster consists of a clean-room qualified robot surrounded by various process modules. Each module is totally independent and requires no mechanical interface. The cluster is enclosed by transparent safety walls, creating a self-contained process environment and is configured to match the throughput capabilities of the integrated exposure equipment. The enclosure can be modified to provide a Class 1 clean room environment, with independent control of temperature, humidity and organics from the rest of the fabrication area. During operation, cassettes of wafers are loaded into the cluster's input/output module from which the robot transports wafers through the various process modules in a sequence programmed by the operator allowing the desired treatment of the wafer surface.

     The POLARIS clusters represent a processing alternative to conventional photoresist track or linear systems which permit processing of the wafer only according to a pre-established arrangement of the equipment. Wafer routing and throughput in a POLARIS cluster are not dependent upon module configuration. The programmable capability allows random wafer routing and continuous processing of wafers eliminating the need for the queuing of partially processed wafers sometimes required by traditional track systems. In addition, by controlling system variables within tight tolerance levels, the POLARIS cluster is able to better ensure the repeatability of the various process steps. As a result, the POLARIS cluster provides system flexibility and performance advantages over competing track systems. It also provides significant reliability and serviceability advantages. The highly integrated and automated cluster approach of the POLARIS cluster eliminates the need for a number of complex mechanisms which can impact system reliability, such as exposure system interface modules and wafer transport mechanisms generally associated with track systems. POLARIS process modules can be serviced from outside the cluster without disrupting other cluster process operations. In addition, should technology change in any particular process module, that individual module can be replaced with an upgrade without rendering the entire system obsolete.

     In June, 1996, the Company introduced the POLARIS 2200 and 2100 cluster systems building on the industry-proven POLARIS 2000 cluster series. The POLARIS 2200 cluster is designed to meet the demands of higher-capacity wafer steppers. This new cluster supports higher throughput and more complex process flows through its dual-robot handling system . The handling system consists of a pair of independent, highly reliable Class 1 robots. The cluster achieves higher process density through its new high-capacity module that contains up to seven bake, chill or prime stations in a single vertical stack. The POLARIS 2100 Cluster incorporates the new features of the POLARIS 2200 cluster in a single robot configuration and was designed to be used in applications that have lower throughput and less complex process flow requirements.

     Purchasers of one or more of the POLARIS clusters include Ericsson Components AB ("Ericsson"); ITT Corporation; International Business Machines Corporation ("IBM"), LG Semicon Co., Ltd. ("LG Semicon"); Motorola, Inc. ("Motorola"); National Semiconductor, Corp., ("NSC"); Texas Instruments,
Incorporated ("TI"); and Tower Semiconductor Ltd. ("TSL").   The price of the
POLARIS cluster ranges from approximately $800,000 to $2,500,000, depending on wafer size, number of modules, and number of robots required. The POLARIS cluster technology is licensed by the Company from TI. See "Patents, Trademarks and Intellectual Property" below.

     In April 1996, the Company expanded its resist processing product line, through the acquisition of SSI, to include the ORBITRAK, APEX, and SCORPIO Microlithography Clusters. Introduced by SSI in 1993, the ORBITRAK Microlithography Clusters is designed for use in submicron fabs. The ORBITRAK cluster features proprietary process modules -- arranged in an "orbit" around production proven, three axis robots -- allow wafers to be processed in virtually any desired sequence. Multiple process chambers, thermal process modules, and fixed central robots with dual end effectors all contribute to superior throughput in a very small footprint, thereby reducing its cost of ownership.

     The optional environmental chamber of the ORBITRAK Cluster provides improved control of particulates, temperature and humidity. Separate environmental controls for the coat and develop chambers provide further process management and control. Ergonomic architecture and bulkhead mountability make optimal use of expensive clean room floor space while allowing easy access for preventive maintenance. An optional robotic stepper interface transforms the ORBITRAK Cluster, in combination with a stepper, into a fully-linked photolithography cell. This interface provides seamless processing from an uncoated wafer through coating, exposure and development to a masked wafer ready for deposition or etch processing.

     Introduced by SSI in 1993, the APEX Cluster is designed to meet the needs of display manufacturers in the flat panel display market. Flat panel displays are the full color screens on lap top computers, and other electronic components. Using the design architecture developed for the ORBITRAK Cluster, the APEX Cluster also integrates the cluster tool processing concept. The APEX Cluster is designed to handle thin glass substrates up to 500mm x 500mm (20 inches) square.

     Introduced by SSI in 1993, the SCORPIO Cluster is a flexible and cost-effective platform for the photolithography steps involved in the manufacturing of thin film heads and semiconductor devices. The benefits of "cluster" processing are also evident in this system. The SCORPIO

Cluster provides thin-film head manufacturers who produce less complex circuits with some of the same advantages provided by the ORBITRAK and POLARIS Clusters.

     The SCORPIO Cluster is also designed for use in manufacturing multi-chip modules ("MCMs"). MCMs are multiple integrated circuits (memory, logic, microcomponent, etc.) designed onto a single packaging substrate to provide increased functionality with a smaller component size. This market is expected to grow as system designers strive to put more capabilities into smaller packages which function at higher speeds.*

     Purchasers of the SSI's products include Dallas Semiconductors, Inc., Intel Corporation ("Intel"), Hewlett-Packard, Motorola, Microchip Technology, Read-Rite Corporation, and Seagate Technology.

     SURFACE CONDITIONING PRODUCTS. The Company's surface conditioning products perform cleaning and stripping functions necessary for the fabrication of semiconductor devices.

     Spray Processing Systems. The Company's spray processing systems, which include the MERCURY Spray Processors, are sophisticated spray chemistry systems used to clean, etch, and strip wafers at various stages in the semiconductor device fabrication process. These systems use centrifugal spray technology to process wafers by exposing them to a programmed, sequenced spray of fresh chemicals inside a closed, nitrogen filled chamber. Cassettes filled with wafers are loaded into a turntable in the process chamber and the processing chemicals, de-ionized water, and nitrogen are sequentially dispensed into the chamber through one or more spray posts mounted in the chamber. As the turntable rotates, nozzles apply a chemical spray to the wafers' surface. After chemical application, de-ionized water is sprayed on the wafer surface and all surfaces of the process chamber to remove chemical residues. The wafers and chamber are then dried by centrifugal spinning combined with a flow of nitrogen into the chamber. FSI's spray processing systems include a microprocessor-based controller to program, control, and monitor the operating functions of the system in order to ensure precise control and repeatability of the process.

     The Company's spray processing systems provide an alternative to traditional immersion technology, principally wet-bench processing of wafers. A chemical wet-bench consists of an exhaust hood laboratory bench with open chemical tanks in which the wafers are either manually or automatically transferred from one chemical bath to another. The Company believes that its spray processing systems provide many cost of ownership and other benefits over wet-bench chemical processing including protection of the process equipment operator from hazardous chemicals or fumes, improved cleaning capability, reduced chemical usage, lower space utilization in the clean room, and greater process flexibility, including the capability to easily change chemical sequences.

     The Company introduced the automated Material Handling System ("MHS") in June, 1996. The MHS provides a reliable, automated environment to move wafers to and from the MERCURY process chamber. A central robot moves cassettes from station to station and into the MERCURY process chamber. After wafers are processed, it unloads the cassettes from the process chamber, transfers wafers back into the transport cassettes and returns the cassettes to the input/output ("I/O") ports to be removed from the MHS workcell. The automated and enclosed MHS helps ensure maximum process tool use, increases throughput, reduces contamination and minimizes human error. Custom configurations and integration options are available to meet specific facility requirements. The MHS sells for approximately $500,000.

     MERCURY Spray processing system customers include Advanced Micro Devices, Inc. ("AMD"); Atmel Corporation ("Atmel"); Fujitsu Microelectronics, Inc. ("Fujitsu"); IBM; International Rectifier Corporation ("IRC"); Lucent Technology ("Lucent"); Matsushita Corp.; ("Matsushita"); Motorola; SGS Thompson Microelectronics, Inc. ("SGS Thompson"); TI; and Winbond Electronics Corp. ("Winbond"). The Company offers several types of spray processing systems, which range in price from $300,000 to $750,000. The Company also markets certain equipment complementary to its spray processors, including water heaters, chemical heaters, and booster pumps.

     Vapor Processing Systems. The Company's EXCALIBUR EOS, ISR, and MVP Vapor Phase Processing Systems use anhydrous hydrogen fluoride ("HF") gas in conjunction with water vapor to perform cleaning steps normally done with liquid chemicals. The EXCALIBUR Systems are highly automated, with a microprocessor-based controller and user-friendly software for sequencing and control of the reactants. Wafers are processed on an individual basis and loaded from the wafer carrier into the process chamber by a handler that minimizes particle contamination. Single-wafer processing permits EXCALIBUR Systems to be more easily integrated with equipment of other suppliers and provides greater control over process uniformity. Up to two process chambers can be operated with a single electronic controller through the utilization of multi-tasking software.

     The advantages of vapor phase processing over wet processing include increased chemical purity (due in part to its ability to mix chemical gases with water vapor at the point of use), reduced chemical and waste disposal costs, increased processing capabilities and ease of integration with cluster tools. An integrated system of this type provides the necessary environmental and surface control of the wafer between cleaning and various other process steps, resulting in reduced contamination and improved yield.

     Since introduction in 1987, EXCALIBUR systems have gone through multiple enhancements, including the development from a single gas to a multi-gas system. These continual enhancements led to the introduction of the EXCALIBUR MVP (Multi-Vapor Processor) system in July 1993. In addition to HF gas, the EXCALIBUR MVP system uses hydrogen chloride (HC1) gas for improved metal removal and ozone gas for trace organic removal, and has the processing capability to clean the backside of the wafer along with the front side. The EXCALIBUR MVP system can be used for most critical cleaning steps in the semiconductor device fabrication process. Programs are under development to integrate the EXCALIBUR MVP system with other process equipment. The process development of the EXCALIBUR MVP system was funded in part by SEMATECH, an industry and government consortium.

     The Company's EXCALIBUR System customers include AMD, Fujitsu, Hyundai Electronics Industries Co., Ltd. ("Hyundai"), IBM, Intel, Matsushita, Motorola, and TI. Systems vary in price from approximately $250,000 to $750,000 depending on the model, wafer size, number of process chambers, and related electronic control requirements.

     Through a License Agreement with IBM, FSI manufactures, markets, and services a product using IBM's cryogenic aerosol cleaning technology. In July, 1996, the Company introduced this cryogenic aerosol cleaning technology as the ARIES CryoKinetic Cleaning System which operates as follows. Ultrapure argon/nitrogen crystals are formed by rapidly cooling the gaseous mixture. When the frozen gas crystals collide with particles or residues on the wafer surface, they impart sufficient CryoKinetic force to dislodge contaminants. Contaminants become entrained in the gas flow and are carried away from the wafer and removed from the process chamber. This removal process is facilitated by a unique chamber design that prevents contaminants from redepositing on the wafer surface once removed. The process appears to be effective on many types of particle or residue contamination.

     The ARIES system can be configured with up to three process modules on a six-sided handler with two vacuum load locks depending upon the customer's capacity requirements. The system, available with or without the handler, is designed to SEMI/MESC standards.

     The advantage of the cleaning obtained with an ARIES System over conventional aqueous processes includes the ability of the cryogenic aerosol to remove particles or particulate without undercutting and weakening device structures and the removal of difficult residues after reactive ion etching. An ARIES system varies in price from $500,000 to $1,500,000 depending on the number of process chambers and related requirements.

     Over the past several years, based in part upon funding received from the National Institute of Standards and Technology, the Company has developed the ORION system, in which "dry" chemicals in a gaseous environment are charged by an energy source to remove contaminants from a silicon's wafer surface. A prototype was shipped to a customer for evaluation in the latter part of fiscal 1996. The Company does not expect to generate any revenue from sales of this product in fiscal 1997.*

     CHEMICAL MANAGEMENT SYSTEMS. The Company's chemical management systems enable semiconductor manufacturers to generate certain acids from gases, blend acids and solvents to desired concentrations, store the acids and solvents in bulk tanks outside the device fabrication clean room and to deliver programmed amounts of chemicals to various types of equipment in the clean room.

     Chemical Delivery Systems. The Company offers chemical delivery systems utilizing pump, pump and pressure, and vacuum pressure designs. The Company's chemical delivery systems provide manufacturers with enhanced chemical purity, inventory control, safety, dispensing accuracy and bulk purchasing opportunities.

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

     The Company offers several models of chemical delivery systems, including the CHEMFILL 500 module, which provides all the features of a centralized delivery system in a compact, economical unit. This model can be used as a cost-effective solution for small volume chemical users or as a local source of chemicals in large fabrication facilities. The CHEMFILL 1000 PLC module (for "programmable logic control") offers increased automation to its users, providing enhanced control, flexibility, and functionality. The CHEMFILL 1500 series of delivery modules incorporate proprietary vacuum pressure technology to draw chemicals from their storage and transportation containers into the system and pressure to transfer the chemical back to the container, in a recirculation mode, or to points of use in a dispense mode. The CHEMFILL 5000, designed for facilities requiring high chemical flow features redundant flow systems that help increase uptime.

     Chemical Blending and Mixing Systems. The Company's chemical blending and mixing systems allow semiconductor device manufacturers to reduce chemical costs by enabling them to blend a process chemical from concentrate on site to create the various chemical concentrations required at different points of use in the clean room. The CHEMLITHO line of blending systems provides accurate photoresist developer blending for the microlithography area.

     Chemical Generation Systems. The CHEMGEN chemical generation systems allow semiconductor device manufacturers to reduce chemical costs by generating bulk quantities of specific chemicals by mixing gases with deionized water located at the facility. These chemicals are then delivered to the various use points in the fabrication facility.

     Slurry Mixing and Delivery Systems. The Company's slurry mixing and delivery systems, utilize proprietary vacuum pressure technology, mix and deliver slurry which is used in conjunction with CMP technology. The Company's P2200 and P4400 systems mix and deliver slurry for both oxide and metal polishing applications.

     Chemical management system customers include AMD, Chartered Semi, Cypress, Hitachi, Intel, Lucent, Motorola, NSC, SGS Thompson, and Siemens. The Company has installed chemical management systems in over 100 fabrication plants worldwide. Typical installations vary in price from $250,000 to $3,500,000. However, a project involving turn-key installation with multiple chemicals and points of use can cost in excess of $10,000,000.

     SPARE PARTS AND SERVICE.

     The Company sells spare part kits for a number of its products and individual spare part components for its equipment. The Company often packages product improvements to enable customers to update previously purchased equipment.

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

BACKLOG AND SEASONALITY

     The Company's backlog at the end of fiscal 1996 and 1995 was approximately $113 million and $127 million, respectively. Backlog consists of orders for which a customer purchase order has been received or a customer purchase order number has been communicated to the Company and is scheduled to be shipped within twelve months. The semiconductor market is presently experiencing volatility in terms of product demand and product pricing. This has caused certain semiconductor manufacturers to exercise caution in making their capital equipment purchase decisions and in certain cases to reschedule or cancel capital equipment purchases. Orders are subject to cancellation by the customer, with a limited penalty. In fiscal 1996 and 1995, purchase orders aggregating approximately $16,799,000 and $1,524,000, constituting 5.5% and 0.7% of sales, respectively, were canceled and not rescheduled. Because of the timing and relative size of certain orders received by the Company and possible changes in delivery schedules and cancellations of orders, the Company's backlog can vary from time to time and at any particular date is not necessarily indicative of actual sales for any succeeding period. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." The business of the Company is not seasonal to any significant extent.

RESEARCH AND DEVELOPMENT

     The Company believes that its future success will depend in large part on its ability to enhance, in collaboration with its customers, its existing product lines to meet the changing needs of microelectronics manufacturers.* The Company believes that the trends in the industry, such as utilization of smaller circuit geometries, increased use of larger substrates and manufacturers' increased desire for integral processing equipment will make highly automated and integral systems, including single substrate processing systems, more important in the manufacturing of devices.* To assist the Company in its development efforts, the Company maintains relationships with a number of industry professionals, including its customers, who help identify and review industry trends in advanced technology and FSI's development activities toward meeting the industry's technology needs.

     The Company's current research and development programs are focused on the need for cleaner substrate surfaces due to smaller geometries, increased process control and flexibility through monitoring and software management systems, robotics automation in the clean room and integration of the Company's product offerings with the processing equipment of other suppliers. Each of these programs involves customer collaboration to ensure proper machine configuration and process development to meet the industry's requirements.

     The Company is actively engaged in a number of development and process enhancement programs regarding the POLARIS cluster. Such programs include testing POLARIS clusters with new types of photoresist and new processes utilizing such resist. The Company also is exploring, with customer collaboration, further process refinements to its spray processing systems and conducting research on vapor phase and cryogenic aerosol cleaning systems which may provide increased cleaning capabilities and improved process integration in FSI's related products.

     The Company maintains a demonstration and process development laboratory at its headquarters in Minnesota, occupying over 2,500 square feet, and a 2,000 square foot Class 1 microlithography demonstration and process development laboratory in Dallas, Texas. The Company's laboratory personnel work directly with customers in solving process problems, developing new processes, evaluating new pieces of equipment and designing new equipment. The Company is currently adding to its manufacturing facility in Chaska and constructing a new facility in Allen, Texas, each of which will contain a state of the art demonstration and process development laboratory. Moreover, the Company is equipping a slurry blending and dispense technology laboratory in Hollister, California.

     Expenditures for research and development, which are expensed as incurred, during fiscal 1996, 1995, and 1994 were approximately $40,998,000, $28,037,000 and $18,756,000, respectively, and represented 13.5%, 12.8% and 15.0% of sales, respectively.

MARKETING, SALES AND SUPPORT

     The Company markets its products throughout the world. The Company's marketing and sales efforts are focused on building long-term relationships with its customers. These efforts are supported by a team of product marketing managers, sales personnel, and equipment, process and software engineers that works closely with individual customers to find solutions to their process needs.

     In North America, the Company markets its products through direct sales personnel located in regional sales offices. The Company also has several product and technical specialists devoted to each of the Company's product lines. These product and technical specialists and the Company's process engineers work with customers to understand the customer's precise processing requirements and to configure the appropriate FSI equipment to meet such requirements. In addition, as of fiscal year end the sales effort was supported by approximately 240 employees and contractors engaged in customer service and support.

     International sales, primarily in Europe and Asia accounted for approximately 35%, 33% and 26% of total sales for fiscal years 1996, 1995 and 1994 respectively. The Company owns a 37.5% equity interest in Metron Technology B.V. ("Metron"), a distributor of the Company's products which has an extensive distribution organization located in Europe, Israel, India, and in the Asia Pacific Region. Fluoroware, Inc., a manufacturer of plastic injection moldings for the microelectronics industry, also owns a 37.5% equity interest in Metron. In addition to the Company's products, Metron also sells products and equipment on behalf of several other semiconductor equipment and consumables manufacturers, including Fluoroware, Inc.

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

     The Company owns a 49% equity interest in m-FSI, Ltd. ("m-FSI"), a Japanese joint venture company formed in August 1991 with Mitsui & Co., Ltd. and its wholly-owned subsidiary, Chlorine Engineers Corp., Ltd. (collectively, "Mitsui"). Mitsui owns a 51% equity interest in m-FSI. In connection with its formation, the Company and Mitsui granted m-FSI certain product and technology licenses and product distribution rights.

MANUFACTURING AND SUPPLIERS

     The Company typically assembles its products and systems from components and prefabricated parts manufactured and supplied by others, such as process controllers, robots, integrated circuits, power supplies, stainless steel pressure vessels, chamber bowls, valves, and relays. Certain of the items manufactured by others are made to the Company's specifications. Generally, final assembly and systems tests are performed within the Company's manufacturing facilities. Quality control is maintained through incoming inspection of components, in-process inspection during equipment assembly, and final inspection and operation of manufactured equipment prior to shipment by FSI. FSI has a company-wide quality program in place and received ISO 9001 certification in October 1994. Such certification, however, does not cover the operations of ACS, FME or SSI.

     In fiscal 1995, the Company through its fifty (50%) percent interest in FME, established a manufacturing capability in Europe for its chemical management division. In addition, FME also provides program management, including the capability to manage the installation of large chemical generation, blending and dispense systems.

     Certain of the components and subassemblies included in the Company's products are obtained from a single supplier or a limited group of suppliers in order to ensure overall quality and timeliness of delivery. Although the Company seeks to reduce dependence on sole and limited source suppliers, disruption or termination of certain of these sources could have a temporary adverse effect on the Company's operations. The Company believes that alternative sources could be obtained and qualified to supply these products, if necessary. Nevertheless, a prolonged inability to obtain certain components could have an adverse effect on the Company's operating results and could result in damage to customer relationships.*

COMPETITION

     The industry in which FSI competes is highly competitive. In each of the markets it serves, the Company faces intense competition from established competitors, some of which have substantially greater financial, engineering, research, development, manufacturing, marketing service and support resources, and greater name recognition than the Company. In order to remain competitive, the Company will be required to maintain a high level of investment in research and development, marketing, and customer service and support as well as control operating expenses.* There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company's products will continue to be viewed as competitive as a result of technological advances by competitors or changes in semiconductor processing technology. The Company's competitors also may increase their efforts to gain and retain market share through competitive pricing.* Such competitive pressures may necessitate significant price reductions by the Company or result in lost orders which could adversely affect the Company's results of operations.*

     Beginning in early calendar 1996, the semiconductor industry has seen a weakening due to a decline in DRAM prices compounded by overcapacity due to the large number of facility expansions in 1995. Industry analysts forecast a decline in the market for calendar 1997 with growth again in 1998.*

     Because of this declining market, pricing pressures are expected worldwide.* The Asia and European regions are expected to have the largest decrease in capital expenditures in calendar 1997 while capital expenditures by
companies in the United States also are expected to decline.*   Although
regional capital expenditure patterns may result in localized pricing pressures, the international nature of the semiconductor industry is expected to result in worldwide price pressures.*

     Regionally, the Japanese market segment is important as it represents a substantial percentage of the world-wide semiconductor device market. To date, the Company has not yet established itself as a significant participant in the Japanese market segment with respect to its microlithography or chemical management system product lines. As part of the strategy to establish its Japanese presence, the Company formed a joint venture, m-FSI in August 1991 with Mitsui and granted m-FSI certain product and technology licenses and product distribution rights in Japan.

     The Company believes that the Japanese equipment companies with which it competes have a competitive advantage because of their dominance of the Japanese market segment. Furthermore, Japanese microelectronics manufacturers have extended their influence outside Japan by licensing products and process technologies to non-Japanese manufacturers. Such licenses can result in a recommendation to use equipment manufactured by Japanese companies. Therefore, the Company may be at a competitive disadvantage with respect to the Japanese equipment suppliers, who have been engaged for some time in collaborative efforts with Japanese microelectronics manufacturers. Certain Japanese equipment manufacturers have begun to establish manufacturing operations in the United States, which will enable them to compete more effectively in the United States market.

     A portion of the Company's international sales have been to semiconductor device manufacturers located in Korea. The Korean market is extremely competitive and the semiconductor device manufacturers located there have been very aggressive in seeking price concessions from suppliers. FSI does not believe that there are any existing government trade restrictions that would materially limit FSI's ability to compete in the Japanese or Korean markets.

     Taiwan, Singapore and recently, Thailand and Malaysia, have significantly increased their microelectronics fabrication facility construction activity. The Company understands that many of these companies have technology alliances with established Japanese, U.S. or European semiconductor device manufacturing companies and that a substantial portion of their equipment purchase decisions will be based upon the recommendations of their alliance partners.

     Significant competitive factors in the equipment market include quality, process repeatability, capability and flexibility, ability to integrate with other products, and overall cost of ownership, including reliability, automation, throughput, customer support, and system price. The Company has experienced significant price competition from certain of its competitors, primarily those in the microlithography and chemical management systems markets. Although the Company believes that it has certain technological and other advantages over its competitors, realizing and maintaining such advantages will require a continued high level of investment by the Company in research and development, and marketing and customer service and support as well as controlling operating expenses. There can be no assurance that the Company will continue to compete successfully in the future.

     The Company's competitors differ across its three product lines. The Company's microlithography clusters compete with products offered by Dainippon Screen Manufacturing Co. Ltd. ("DNS"), Silicon Valley Group, Inc. and Tokyo Electron Ltd. ("TEL"),. The Company competes with DNS, TEL, Steag, Semitool, Inc., SubMicron Systems, Inc. ("SubMicron"), and Santa Clara Plastics in the area of surface conditioning products. The Company's Chemical Management Division competes with products from Systems Chemistry, Inc., a subsidiary of SubMicron, MEGA Systems, Inc. and a number of chemical supply companies that also offer chemical management systems.

CUSTOMERS

     The Company sells products from one or more of its product lines to most major microelectronics manufacturers and has an extensive history with several of the largest integrated circuit manufacturers in the world. It has over 100 active customers worldwide.

     Although the composition of the Company's customers has changed from year to year, direct sales to the Company's top five customers in each of fiscal 1996, 1995 and 1994 have accounted for approximately 41%, 54% and 52%, respectively, of the Company's total sales. Direct sales to the Company's top two customers in each of fiscal 1996, 1995 and 1994 accounted for approximately 23%, 27% and 34% respectively, of the Company's total sales. In addition, approximately 31% of the Company's backlog at fiscal 1996 year-end was comprised of orders from two customers. IBM accounted for approximately 11% and 14% of the Company's sales in fiscal 1996 and 1995, respectively. Texas Instruments accounted for approximately 12% and 6% of the Company's sales for fiscal 1996 and 1995, respectively.

     Sales to the Company's affiliated international distributors in fiscal 1996, 1995 and 1994, which may include sales of products subsequently resold to the Company's direct customers, accounted for approximately 25%, 20%, and 20%, respectively, of the Company's total sales. In addition, the earnings received from the Company's equity ownership interest in such affiliated distributors accounted for approximately 18%, 17%, and 18% of the Company's net income in fiscal 1996, 1995 and 1994, respectively. The earnings or losses of the Company's affiliated distributors can affect significantly the financial results of the Company. There can be no assurance that the affiliated distributors will continue to distribute the Company's products or do so successfully, and in such event the Company's results of operations and earnings could be adversely affected.

     The Company has experienced and expects to continue to experience fluctuations in its customer mix. The timing of an order for the Company's equipment is primarily dependent upon the customer's expansion program, replacement needs, or requirements to improve productivity and yields. Consequently, a customer who places significant orders in one year will not necessarily place significant orders in subsequent years.

     Certain of the Company's present products require an export license from the United States Department of Commerce prior to their sale outside the United States, while other FSI products can be freely exported under a general export license.

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY

     The POLARIS cluster is offered by the Company under a non-exclusive license from TI. The Company recently converted the license to a fully paid-up, world-wide license to sell and manufacture the POLARIS cluster. FSI also has the non-exclusive right to manufacture and sell related TI modules. The license agreement continues until terminated. It may be terminated by either party upon a breach by the other party, and the failure to cure, of certain terms of the agreement.

     The ARIES CryoKinetic cleaning tool is offered under license agreements from IBM. The licenses require certain minimum royalties and system-based royalties. Royalty's are based on the "royalty portion revenues" of licensed equipment which excludes amounts for freight, taxes, customers duties, insurance, discounts, and certain equipment not manufactured by FSI.

     The Company has a policy of seeking patents on inventions governing new products and processes developed as part of its ongoing research, engineering and manufacturing activities.

     The Company holds numerous United States patents and additional patents in Japan and several European countries, and has several United States and foreign patent applications pending. However, the Company believes that patents and trademarks are of less significance in its industry than such factors as innovative skills, technical expertise, and the ability to quickly adapt to and deliver new technology to the marketplace. In addition to patent protection, the Company attempts to protect its proprietary information through non-disclosure agreements with its employees.

EMPLOYEES

     As of August 31, 1996, FSI and its wholly-owned subsidiaries ACS and SSI, and its joint venture, FME, had 1,412 employees and contractors of whom 473 were engaged in manufacturing, 238 were engaged in customer service, 408 were engaged in research and development, 99 were engaged in sales and marketing, and 194
held general and administrative positions.    In the first quarter of fiscal
1997, the Company implemented a reduction in force which reduced the total number of employees and contractors by approximately 9% (See "Recent Cost Cutting Measures" above).

     The Company is not subject to any collective bargaining agreement, has never been subject to a work stoppage and believes its relations with its employees is good.

ENVIRONMENTAL MATTERS

     The Company is subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. The Company believes that it is in compliance with these regulations and that it has obtained all necessary environmental permits to conduct its business. These permits generally relate to the disposal of hazardous wastes. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or cessation of operations. Such regulations could require the Company to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. Any failure by the Company to control the use of, or adequately restrict the discharge or disposal of hazardous substances could subject the Company to future liabilities. See also Item 3 - "Legal Proceedings."

     The Company believes that compliance with federal, state and local provisions which have been enacted or adopted regulating discharges of materials into the environment, or otherwise relating to the protection of the environment will not have a material effect upon the capital expenditures, earnings and competitive position of the Company.

INTERNATIONAL SALES

     The Company's international sales for each of the last three fiscal years is disclosed in the financial statements incorporated by reference and referred to in Item 8 on pages 29-30 of this Report.

RISK FACTORS

     In addition to the other information contained herein, the following factors should be carefully considered in evaluating the Company, its business, and prospects.

Current Slowdown and Volatility in the Semiconductor Device Industry

     The Company's business depends upon the capital equipment expenditures of microelectronics manufacturers, which in turn depend on the current and anticipated market demand for semiconductor devices, thin film heads, multi-chip modules, and flat panel displays. The semiconductor device industry has been cyclical in nature and historically experienced periodic downturns. The semiconductor device industry is presently experiencing a slowdown in terms of product demand and volatility in terms of product pricing. During 1995 many of the semiconductor device manufacturers announced plans to expand existing or build new semiconductor device manufacturing facilities. In early 1996, the average selling price of memory chips and certain other semiconductor devices significantly decreased. This has resulted in semiconductor device manufacturers announcing delays in their expansion plans. This slowdown and volatility has caused the semiconductor industry to reduce its demand for semiconductor processing equipment and, in some instances, to delay capital equipment decisions. In some cases this has resulted in order cancellations or delays of orders and delays of delivery dates for the Company's products. No assurance can be given that the Company's revenues and operating results will not be adversely affected during this and possible future downturns in the semiconductor industry. In addition, the need for continued investments in research and development, substantial capital equipment requirements and extensive ongoing worldwide customer service and support capability will limit the Company's ability to reduce expenses. Accordingly, there is no assurance that the Company will be able to remain profitable in the future.

Fluctuations in Quarterly Operating Results

     FSI's results for a particular quarter can vary due to a number of factors and, consequently, FSI may experience significant fluctuations in its quarterly sales, gross profits, operating results, and net income. Factors which may influence FSI's operating results in a given quarter include specific economic conditions in the microelectronics industry, the financial results of FSI's affiliates, the timing of the receipt of orders from major customers, the mix of products sold by FSI, competitive pricing pressures, the proportion of international sales, product modifications requested by customers, and production ability. During a specific quarter, a significant portion of FSI's revenue may be derived from the sale of a relatively small number of systems. Accordingly, a small change in the number of such systems sold in a quarter may cause significant changes in operating results. Moreover, customers may cancel or reschedule shipments, and parts availability could delay shipments. These factors also could significantly affect annual results of operations.

Dependence on New Products and Processes

     Microelectronics manufacturing equipment and processes are subject to rapid technological change and new product introductions as well as evolving industry standards. The development of more complex devices and the increased overall demand for products utilizing microelectronics has driven the need for new facilities, equipment, and processes to produce such devices at an acceptable cost. As a result of these factors, FSI believes microelectronics manufacturers are increasingly relying on equipment manufacturers to design and develop more efficient equipment, to design and implement improved processes for their benefit , and to integrate their equipment with that of other equipment manufacturers. Therefore, FSI believes that its future success will depend in part upon its ability to continue to enhance its existing products and their process capabilities, and to design and develop new technologies, processes, and systems which compete effectively on the basis of price and performance and which adequately address customer requirements. In addition, FSI must continue to develop, manufacture, and market new products which conform to emerging industry standards. As a result, FSI expects to continue to make significant investments in research and development and to continue to consider from time to time the strategic acquisition of businesses, products, or technologies complementary to FSI's business.

     The success of FSI in developing, introducing, and selling new and enhanced equipment depends upon a variety of factors including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, product performance in the field, and effective sales and marketing. FSI also must manage product transitions successfully, as introductions of new products could adversely affect sales of existing products. If new products have reliability or quality problems, reduced orders, higher manufacturing costs, delays in collecting accounts receivable, and additional service and warranty expenses may result. There can be no assurance that FSI will be able to develop processes in a manner which satisfies customer needs or achieves market acceptance. The failure to do so could materially and adversely affect FSI's business and results of operations.

Reliance on Affiliated International Distributors

      The majority of FSI's international sales are made through its affiliated distributors, Metron in Europe and the Asia Pacific Region, and m-FSI Ltd. in Japan ("m-FSI"). These affiliated distributors also provide service and support to many of FSI's international customers. Thus, a reduction in the sales efforts or financial viability of such distributors, or a termination of FSI's investment in or relationship with such entities, could adversely affect FSI's international sales, its financial results, and its ability to support its international customers. Sales to FSI's affiliated distributors accounted for approximately 25% and 20% of FSI's total sales in fiscal 1996 and 1995, respectively, and the earnings received m-FSI's equity ownership interest in such affiliated distributors accounted for approximately 18% and 17% of FSI's net income in fiscal 1996 and 1995, respectively.

      The earnings or losses of FSI's affiliated distributors can significantly affect the financial results of FSI. The affiliated distributors distribute not only FSI's products but also distribute or represent those of other companies serving the microelectronics industry. Over the past several years, a majority of Metron's revenues have been attributable to sales of products of equipment and consumables suppliers other than FSI. Thus, the financial results of Metron and their impact on FSI's financial results are dependent not only upon the ability of Metron to successfully market FSI's products, but also on their ability to maintain relationships with and market the products of other equipment and consumables suppliers. Moreover, while sales of FSI's products by Metron (and of certain other manufacturers for whom they distribute) are generally in United States dollars, the expenses of Metron are generally denominated in foreign currencies and, accordingly, Metron's operating results may be affected by fluctuations in interest and currency exchange rates. In addition, sales by m-FSI are denominated in yen and, accordingly, FSI's equity interest in the earnings of m-FSI are affected by dollar/yen exchange rates. FSI's affiliated distributors generally do not engage in hedging transactions in an effort to lessen the potentially negative effect of foreign currency devaluation in relation to the United States dollar. However, in those instances where a sale by an affiliated distributor has been both in a foreign currency (usually at the request of a foreign-domiciled customer) and of a size to justify the costs of engaging in hedging activity, FSI's affiliated distributors generally have hedged such transactions by buying forward United States dollars and selling forward the applicable local currency. If the order that is the subject of a hedging transaction is subsequently canceled by the customer, the affiliated distributor may be required to satisfy its hedging obligations by buying and/or selling the applicable currencies at market prices that could result in losses to the affiliated distributor. To date, FSI has not experienced any material adverse effect as a result of the hedging activities of its affiliated distributors. There can be no assurance that Metron and m-FSI will continue to distribute, or to distribute successfully, FSI's products or the products of other microelectronics and consumables companies, and in such an event FSI's results of operations and earnings could be adversely affected. FSI is not aware of any financial difficulties being experienced by any of its affiliated distributors which could materially adversely affect FSI's financial condition or results of operations.

New Facilities Construction

      The Company is adding manufacturing capacity during fiscal 1997. This additional manufacturing capacity will have a negative impact on gross profit margins if the Company's anticipated revenue levels are not met. The potential impact of idle manufacturing capacity on gross margins could have an adverse impact on the Company's future financial results.

Successful Integration of Semiconductor Systems

     The Company's acquisition of Semiconductor Systems requires the integration of the personnel, products and operations of Semiconductor Systems. If this integration is not successful, there may be an adverse impact on the Company's 1997 business and financial operations and the long-term growth of the Company.

Competitive Industry

     The industry in which the Company competes is highly competitive. The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. If the Company's competitors enter into strategic relationships with leading microelectronics manufacturers covering products similar to those sold by the Company, its ability to sell its products to those manufacturers could be adversely affected. No assurance can be given that the Company will continue to compete successfully in the United States or worldwide. See also "Competition" above.

Dependence on Key Customers

     Although the composition of FSI's largest customers has changed from year to year, direct sales to FSI's top five customers in each of fiscal 1996, 1995 and 1994 have accounted for approximately 41%, 54% and 52% respectively, of FSI's total sales. Direct sales to FSI's top two customers in each of fiscal 1996, 1995, and 1994 accounted for approximately 23%, 27% and 34%, respectively, of FSI's total sales. FSI's top two customers in fiscal 1996 were TI and IBM and in fiscal 1995 were IBM and Intel. In addition, approximately 31% of FSI's backlog at fiscal 1996 year-end was comprised of orders from two customers. Sales to FSI's affiliated distributors in fiscal 1996, 1995, and 1994, which may include sales of products subsequently resold to FSI's top five customers, accounted for approximately 25%, 20% and 20%, respectively, of FSI's total sales. FSI currently has no long-term purchase commitments with any of its customers and sales are generally made pursuant to purchase orders. A reduction, delay, or cancellation of orders from one or more of its significant customers, or the loss of one or more of such customers, could have a material adverse effect on FSI's operating results.

International Business

     Approximately 35%, 33% and 26% of FSI's sales for fiscal 1996, 1995 and fiscal 1994, respectively, were attributable to sales outside the United States, including sales through FSI's affiliated international distributors which accounted for 71%, 60%, and 75%, respectively, of such international sales. See "Reliance on Affiliated International Distributors" above. FSI expects that international sales will continue to represent a significant portion of its total sales. Sales to customers outside the United States are subject to risks, including the imposition of governmental controls, the need to comply with a wide variety of foreign and United States export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, longer payment cycles typically associated with international sales, and the greater difficulty of administering business overseas as well as general economic conditions.

     Although substantially all of FSI's direct international sales are denominated in United States dollars, both direct sales by FSI and sales through its affiliated international distributors may be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. Moreover, while sales by Metron are also generally denominated in United States Dollars, their expenses are denominated in foreign currencies and, consequently, their operating results may be directly affected by changes in exchange rates. Sales by m-FSI are denominated in yen and, accordingly, FSI's equity interest in the earnings of m-FSI are affected by fluctuations in dollar/yen exchange rates. Furthermore, although FSI endeavors to meet technical standards established by foreign regulatory bodies, there can be no assurance that FSI will be able to comply with changes in foreign standards in the future. The inability of FSI to design products to comply with foreign standards could have a material adverse effect on FSI. In addition, the laws of certain foreign countries may not protect FSI's intellectual property to the same extent as the laws of the United States. A portion of FSI's international sales have been to semiconductor device manufacturers located in Korea. The Korean market is extremely competitive and the semiconductor device manufacturers located there have been very aggressive in seeking price concessions from suppliers.

Volatility of Stock Price

     FSI Common Stock has experienced in the past, and could experience in the future, substantial price volatility as a result of a number of factors, including quarter to quarter variations in the actual or anticipated financial results of FSI, announcements by FSI, its competitors or its customers, government regulations, and developments in the industry. In addition, the stock market has experienced extreme price and volume fluctuations which have affected the market price of many technology companies in particular and which have at times been unrelated to the operating performance of the specific companies whose stock is traded. Broad market fluctuations, as well as economic conditions generally and in the semiconductor industry specifically, may adversely affect the market price of FSI Common Stock.


Dependence on Key Suppliers

     Certain of the components and subassemblies included in the Company's products are obtained from a single supplier or a limited group of suppliers. The Company believes that alternative sources could be obtained and qualified to supply these products. Nevertheless, a prolonged inability to obtain certain components could have an adverse effect on the Company's operating results and could result in damage to customer relationships.

Successful Implementation of New Business System

     The Company is in the process of defining and testing a new Company-wide integrated business system for implementation during fiscal 1997. If the implementation of the new system is not successful, there may be an adverse impact on the Company's business and results of operations.

Environmental Regulations

     The Company is subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile, or otherwise hazardous chemicals used in the manufacturing process and in its research and development programs. The Company believes that it is in compliance with these regulations and that it has obtained all necessary environmental permits to conduct its business, which permits generally relate to the disposal of hazardous wastes. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or cessation of operations. Such regulations could require the Company to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. Any failure by the Company to control the use of, or adequately restrict the discharge or disposal of hazardous substances could subject the Company to future liabilities.

Intellectual Property Matters

     From time to time, allegations are made that the Company is in violation of certain patents. In such cases, the Company's policy is to investigate the allegations and to defend against the claims or negotiate licenses where considered appropriate. However, no assurance can be given that it will be able to obtain necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims could not have a material adverse effect on the Company's business and financial condition.

ITEM 2. PROPERTIES

     The Company's corporate offices are located in Chaska, a suburb of Minneapolis, Minnesota. In fiscal 1996, the Company leased approximately 288,000 square feet, in four buildings. The annual rental cost for these facilities in fiscal 1996 was $1,367,000. Effective December 1, 1995, the Company entered into a new five year lease on its 140,000 square foot headquarters facility, which facility also contains a process research laboratory, and manufacturing for chemical management system products.

     In November 1995, the Company opened a new 100,000 square foot manufacturing facility which cost approximately $12.5 million to construct and equip. The facility contains 45,000 square feet of Class 1,000 and 10,000 clean room space, which can be upgraded to class 100 as required. The new facility also contains a manufacturing support operations and customer training center. In February, 1996, the Company began construction of an 88,000 square foot facility addition. It is anticipated the addition will be completed in the spring of 1997. It will be headquarters for the Company's Surface Conditioning Division and will include laboratory and engineering facilities.

     In March, 1996 the Company began construction of a 150,000 square foot facility in Allen, Texas. When completed in early 1997, the facility will comprise the Microlithography Division's headquarters and include manufacturing, engineering, and a research and development laboratory.

     The Company also leases facilities in England and in various locations within the United States including:

          * a 48,000 square foot process research and development laboratory, engineering and administrative facilities for the Microlithography Division located in Dallas, Texas.

          * a 17,180 square foot engineering and administrative facility for the Chemical Management Division located in Hollister, California (ACS Headquarters).

          * 23,500 square feet of engineering, manufacturing, and administrative facilities for the Chemical Management Division located in Europe (FME Headquarters).

          * a 62,040 square foot for research and development laboratory, engineering, manufacturing, and administrative facility in Fremont, California (SSI Headquarters).

          * a 126,008 square foot engineering, administrative and warehouse space near its Chaska headquarters. (Approximately 55,000 square feet is being used and the remaining warehouse space is available for sublease.)


ITEM 3. LEGAL PROCEEDINGS

     The Company generates minor amounts of liquid and solid hazardous waste and uses licensed haulers and disposal facilities to ship and dispose of such waste. The Company has received notice from state or federal enforcement agencies that it is a potentially responsible party ("PRP") in connection with the investigation of four hazardous waste disposal sites owned and operated by third parties. In each matter, the Company believes that it is at most a "de minimis" PRP. The Company has elected to participate in settlement offers made to all de minimis parties with respect to several such sites.

     The risk of being named a PRP is that if any of the other PRP's are unable to contribute their proportionate share of the liability, if any, associated with the site, those PRP that are able could be held financially responsible for the shortfall. While the ultimate outcome of those matters not yet settled cannot presently be determined, the Company does not believe that any of these investigations, either individually or in the aggregate, will have a material adverse effect on its business, operating results, or financial condition.

     In October, 1995, Purusar Corporation ("Purusar") brought suit against the Company in United States District Court, Northern District of California, seeking monetary damages and injunctive relief based upon the Company's alleged infringement of a patent held by Purusar. The lawsuit is in the early discovery stage. The Company has asserted various defenses as well as noninfringement of such patent by the Company's products. While litigation is subject to inherent uncertainties and no assurance can be given that the Company will prevail in such litigation or will obtain a license under such patent on commercially reasonable terms or at all if such patent is found to be valid and it is determined the Company infringes such patent, the Company believes that the Purusar lawsuit will not have a material adverse affect on the Company's consolidated financial statements.

     There has been substantial litigation regarding patent and other intellectual property rights in the microelectronics industry recently and further commercialization of the Company's products could provoke claims of infringement by third-parties. Except for the allegations made by Purusar, the Company is not aware of any infringement by its products of any patents or proprietary rights of others. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and determine the scope and validity of the Company's proprietary rights. Any such litigation could result in substantial costs and diversion of effort by the

Company, which by itself could have a material adverse affect on the Company's financial condition and operating results. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third-parties or prevent the Company from manufacturing or selling one or more products, any of which could have a material adverse effect on the Company's financial condition and results of operations.

     Other than the litigation described above or routine litigation incidental to the Company's business, there is no material litigation to which the Company is a party or of which any of its property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
         -----------------------------------------------

     There were no matters submitted to a vote of shareholders during the fourth quarter ended August 31, 1996.


ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY
         ---------------------------------

     The executive officers are elected by the board of directors, generally for a term of one year, and serve until their successor is elected and qualified. The following table and discussion contains information regarding the current executive officers of the Company.


  NAME                   AGE              POSITION
  ----                   ---              --------

Joel A. Elftmann         56        Chairman of the Board, President, and
                                   Chief Executive Officer

Peter A. Pope            46        Executive Vice President, Marketing and
                                   Account Management

Benno G. Sand            42        Executive Vice President, Chief Financial
                                   Officer, and Secretary

Benjamin J. Sloan        56        Executive Vice President; President,
                                   Microlithography Division

Robert E. Cavins         61        Executive Vice President; President,
                                   Chemical Management Division

Dale A. Courtney         59        Executive Vice President; President,
                                   Surface Conditioning Division

J. Wayne Stewart         46        Executive Vice President, Operations

Timothy D. Krieg         41        Executive Vice President, Quality and
                                   Human Resources

Charles R. Wofford       63        Vice Chairman

Mr. Elftmann is a co-founder of the Company and has served as a Director of the Company since 1973 and as Chairman of the Board since August 1983. From August 1983 to August 1989, and from May 1991 until the present, Mr. Elftmann has
served as Chief Executive Officer of the Company.   From 1977 to August 1983,
and from May 1991 until the present, Mr. Elftmann has served as President of the Company. Prior to 1977, Mr. Elftmann was Vice President and General Manager of the Company. Mr. Elftmann is also a member of the Supervisory Board of Directors of Metron Technology B.V. and is a director of m-FSI, Ltd. He has also been a director of Veeco Instruments, Inc. since May 1994.

Mr. Pope was elected Executive Vice President, Marketing and Account Management of the Company in January 1992. Mr. Pope served as Senior Vice President and General Manager, Process Equipment of the Company from November 1989 until January 1992. Mr. Pope served as Vice President, Sales and Service of the Company from May 1985 to November 1989. From September 1982 to May 1985, Mr. Pope served as Executive Sales Manager of the Company. Prior thereto, he was Managing Director of Metron Semiconductors Europa B.V. (n/k/a Metron Technology B.V.) Mr. Pope also serves as a director of m-FSI, Ltd.

Mr. Sand has served as Executive Vice President and Chief Financial Officer of the Company since January 1992. Mr. Sand served as Vice President, Finance and Chief Financial Officer of the Company from October 1990 until January 1992.
He served as Vice President, Finance of the Company from October 1987 until October 1990. From August 1983 to October 1987, Mr. Sand served as Corporate Controller of the Company and from November 1982 to August 1983 as its Financial Accounting Manager. Prior thereto he was employed by the accounting firm of KMG Main Hurdman as an auditor and consultant. Mr. Sand was elected Assistant Secretary of the Company in November 1989 and Secretary in November 1990. Mr. Sand is a director of ACS and SSI.

Dr. Sloan has served as Executive Vice President; President, Microlithography Division of the Company since January 1, 1996. From January 1992 to January 1996, he served as Executive Vice President, Microlithography Division. Prior thereto, Dr. Sloan was employed by Texas Instruments in Dallas, Texas where he served over 24 years in various research and development capacities, most recently as Vice President of TI's Semiconductor Group and Manager of the Wafer Fabrication Systems Division of TI's Process Automation Center. Dr. Sloan also serves as a director of SSI.

Dr. Cavins has served as Executive Vice President; President, Chemical Management Division of the Company since January 1, 1996. From March 1994 until January 1, 1996, he was Senior Vice President, Chemical Management Division. He served as Vice President, Chemical Management Division from January 1993 until March 1994. From March 1992 to July 1992, Dr. Cavins was employed by Itron Corporation in the capacity of Vice President and General Manager for Enscan Operations, the energy management division of Itron Corporation. From 1988 to March 1992, Dr. Cavins served as Senior Vice President of Operations for E.F. Johnson Company. Prior to joining E.F. Johnson Company, Dr. Cavins served in management positions in various electronics and engineering capacities at Honeywell, Inc. and Control Data Corporation (now Ceridian Corporation). Dr. Cavins also serves as a director of FME and ACS.

Mr. Courtney has served as Executive Vice President; President, Surface Conditioning Division of the Company since January 1, 1996. From March 1994 until January 1, 1996 he was Senior Vice

President, Surface Conditioning Division. He served as Vice President, Surface Conditioning Division of the Company from November 1992 to March 1994. Mr. Courtney served as Vice President, Engineering of the Company from August 1991 to November 1992. Mr. Courtney served as Director of Engineering of the Company from September 1990 to August 1991 and as manager of Engineering Software Development and Automation of the Company from September 1987 to September 1990. Prior to joining the Company, Mr. Courtney was President of D A Courtney & Associates, Dallas, Texas, specializing in the development of software for automation and real time process control systems. Mr. Courtney also is a director of m-FSI, Ltd.

Mr. Stewart has served as Executive Vice President, Operations of the Company since January 1, 1996. From February 1994 until January 1, 1996, he was Vice President, Operations. Prior thereto, he was employed by Texas Instruments in Dallas, Texas where he served over 20 years in various manufacturing and operations management positions, most recently as Custom Manufacturing Services Manager from July 1992 to February 1994, and Corporate CIM Manager from August 1990 to July 1992. Mr. Stewart was also the Manufacturing Manager of TI's award winning HARM (High Speed Anti-Radar Missile) program. Mr. Stewart also serves as a director of FME.

Mr. Krieg has served as Executive Vice President, Quality and Human Resources of the Company since January 1, 1996. From March 1994 until January 1, 1996, he served as Vice President, Quality and Human Resources and he served in that capacity from January 1992 until March 1993. Mr. Krieg served as Vice President, Human Resources from March 1993 until March 1994 and also from October 1987 until January 1992. From September 1979 to October 1987, he served as Human Resources Manager of the Company.

Mr. Wofford has served as a Director of the Company since November 1992. On February 5, 1996 he joined the Company as Vice Chairman. Since April 1994, Mr. Wofford has been a business and management consultant. From April 1992 to April 1994, he was Chairman of the Board, Chief Executive Officer, and President of the FARR Company, a manufacturer of clean room filtration systems and equipment. Mr. Wofford was President and Chief Executive Officer of the FARR Company from September 1991 to March 1992, and from July 1991 to August 1991 he was President and Chief Operating Officer. From 1958 to 1991, Mr. Wofford held a variety of positions with respect to TI's semiconductor operations in the United States, Europe, Asia, and Latin America, including Senior Vice President, Semiconductor Group.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock, no par value, is traded on the Nasdaq National Market under the symbol "FSII." The information concerning the quarterly stock prices and dividends for the fiscal years ended August 31, 1996 and August 26, 1995 and the number of shareholders of record is contained in the Company's 1996 Annual Report to Shareholders ("Annual Report"), at page 32 under the captions "Quarterly Data" and "Common Stock Prices", which information is incorporated by reference.


ITEM 6. SELECTED FINANCIAL DATA

     The summary of selected financial data for each of the last five fiscal years set forth in the Annual Report in the table on page 12 under the caption "Five-Year Selected Financial Data" is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the Company's Annual Report on pages 13 to 32 is incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and supplementary data of the Company and its subsidiaries for the periods indicated and the Independent Auditors' Report listed below which are included in the Annual Report at the pages indicated, are incorporated by reference.


                                                                PAGE NUMBER IN
CONSOLIDATED FINANCIAL STATEMENTS:                              ANNUAL REPORT
                                                                --------------


Consolidated Statements of Operations - Fiscal Years Ended              20
  August 31, 1996, August 26, 1995 and August 27, 1994.


Consolidated Balance Sheets - August 31, 1996 and                       21
  August 26, 1995.

Consolidated Statements of Stockholders' Equity -                       22
  Fiscal Years Ended August 31, 1996, August 26, 1995,
  and August 27, 1994.

Consolidated Statements of Cash Flows - Fiscal Years Ended              23
  August 31, 1996, August 26, 1995 and August 27, 1994.


                                                                PAGE NUMBER IN
                                                                ANNUAL REPORT
                                                                --------------
     Notes to Consolidated Financial Statements.                    24-32

     Independent Auditors' Report                                    19

     Supplementary Data:  Quarterly Operating Results                32
     and Market Data


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.



                                   PART III

     Certain information required by Part III is incorporated by reference to the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 22, 1997 (the "Proxy Statement") and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after August 31, 1996.

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

                                                                  PAGE NUMBER IN
                                                                   ANNUAL REPORT
                                                                  --------------


        Selected Financial Data for the five years ended
        August 31, 1996                                                 12

        Management's Discussion and Analysis of Financial Condition     13-32
        and Results of Operations

        Consolidated Statements of Operations - Fiscal Years ended      20
        August 31, 1996, August 26, 1995, and August 27, 1994

        Consolidated Balance Sheets - August 31, 1996 and
        August 26, 1995                                                 21

        Consolidated Statements of Stockholders' Equity -
        Fiscal Years Ended August 31, 1996, August 26, 1995,
        and August 27, 1994                                             22

        Consolidated Statements of Cash Flows - Fiscal Years
        ended August 31, 1996, August 26, 1995, and August 27, 1994     23

        Notes to Consolidated Financial Statements                      24-32

        Independent Auditors' Report                                    19




                                                                  PAGE NUMBER
                                                                  IN THIS REPORT
                                                                  --------------
        (a) (2) Financial Statement Schedules

        The following Report and financial statement schedule are included in this Part IV and are found in this Report at the pages indicated.


        Independent Auditors' Report on Schedule                        37

           Schedule II - Valuation and Qualifying Accounts              38

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.



(a)(3)   Exhibits

         * An asterisk next to a listed Exhibit indicates it is an executive compensation plan or arrangement.


         2.1 Agreement and Plan of Reorganization dated December 23, 1994 by and among the Company, ACS Acquisition Corp., Applied Chemical Solutions, and certain significant shareholders of Applied Chemical Solutions.(1)
         2.2 Share Purchase Agreement dated December 14, 1994 by and among the Company, Metron Semiconductors Europa B.V., Christopher Springall, Anthony Springall, Roger Springall, David Springall and Michael Springall. (2)
         2.3 Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (14)
         3.1   Restated Articles of Incorporation of the Company. (3)
         3.2   Restated By-Laws. (4)
         3.3   Amendment to Restated By-Laws. (5)
         4.1   FSI Corporation Stock Purchase Agreement dated March 20, 1981.(4)
         4.2   Stock Purchase Agreement dated September 15, 1982. (4)
         4.3 Common Stock and Common Stock Purchase Warrants Agreement dated October 15, 1985. (4)
         4.4 Second Amendment, dated as of January 9, 1989, to Common Stock and Common Stock Warrants Purchase Agreement dated as of October 15, 1985. (5)
         4.5 Registration and Preemptive Rights Agreement dated October 15, 1985.(4)
        *10.1  1983 Incentive Stock Option Plan. (4)
        *10.2  1982 Nonqualified Stock Option Plan. (4)
        *10.3 Split Dollar Insurance Agreement and Collateral Assignment Agreement dated December 28, 1989, between the Company and Joel
               A. Elftmann. (Similar agreements between the Company and each of Robert E. Cavins, Benjamin J. Sloan, Dale A. Courtney, Peter A. Pope, Benno G. Sand, J. Wayne Stewart and Timothy D. Krieg have been omitted, but will be filed upon the request of the Commission).(4)
         10.4 Lease dated June 27, 1985, between the Company and Lake Hazeltine Properties. (7)
         10.5 Lease dated September 1, 1985, between the Company and Elftmann, Wyers, Blackwood Partnership. (7)
         10.6 Lease dated September 1, 1985, between the Company and Elftmann, Wyers Partnership. (7)
        *10.7  1989 Stock Option Plan. (5)
        *10.8  Amended and Restated Employees Stock Purchase Plan. (3)
         10.9  Omitted
         10.10 Shareholders Agreement among FSI International, Inc. and Mitsui
               & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991. (8)
         10.11 FSI Exclusive Distributorship Agreement dated as of August 14,
               1991 between FSI International, Inc. and m-FSI, Ltd. (8)
         10.12 FSI Licensing Agreement dated as of August 14, 1991, between FSI
               International, Inc. and m-FSI, Ltd. (8)
         10.13 License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (9)
         10.14 Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (9)
         10.15 Amendment effective October 1, 1993 to the License Agreement, dated October 15,


         1991 between the Company and Texas Instruments Incorporated. (10)
 *10.16  Amended and Restated Directors' Nonstatutory Stock Option Plan. (11)
 *10.17  Management Agreement between FSI International, Inc. and Robert E. Cavins, effective as of March 28, 1994. (11)
 *10.18  Management Agreement between FSI International, Inc. and Dale A. Courtney, effective as of March 28, 1994. (11)
 *10.19  Management Agreement between FSI International, Inc. and Joel A. Elftmann, effective as of March 28, 1994. (11)
 *10.20  Management Agreement between FSI International, Inc. and Timothy D. Krieg, effective as of March 28, 1994. (11)
 *10.21  Management Agreement between FSI International, Inc. and Peter A. Pope, effective as of March 28, 1994. (11)
 *10.22  Management Agreement between FSI International, Inc. and Benno G. Sand, effective as of March 31, 1994. (11)
 *10.23  Management Agreement between FSI International, Inc. and Benjamin J. Sloan, effective as of March 28, 1994. (11)
 *10.24  Management Agreement between FSI International, Inc. and J. Wayne Stewart, effective as of March 28, 1994. (11)
 *10.25  Management Agreement between FSI International, Inc and Charles Wofford effective as of February 5, 1996.
 *10.26  FSI International, Inc. 1994 Omnibus Stock Plan. (12)
 *10.27  FSI International, Inc. 1996 Incentive Plan (13)
  10.28  First Amendment to Lease made and entered into October 31, 1995 by and between
         Lake Hazeltine Properties and FSI International, Inc. (13)
  10.29  Distribution Agreement made and entered into as of July 6, 1995 by and between
         FSI International, Inc. and Metron Semiconductors Europa B.V. (Exhibits to
         Agreement omitted) (13)
  10.30  Lease dated August 9, 1995 between Skyline Builders, Inc. and FSI International,
         Inc. (13)
  10.31  Lease Rider dated August 9, 1995 between Skyline Builders, Inc. and FSI
         International, Inc. (13)
  10.32  Lease Amendment dated November, 1995 between Roland A. Stinski and FSI
         International, Inc. (Exhibits to Amendment omitted) (13)
  11.1   Computation of Per Share Earnings of FSI International, Inc.
  13.0   Registrant's 1996 Annual Report to Shareholders (Only those portions of this document specifically incorporated herein by reference are deemed to be included in this Exhibit and part of this Report.).
  21.0   Subsidiaries of the Company.
  23.0   Consent of KPMG Peat Marwick LLP.
  24.0   Powers of Attorney from the Directors of FSI International, Inc.
  27.0   Financial Data Schedule

 (1) Filed as an Exhibit to the Company's Report on Form 8-K dated January 5, 1995, as amended, File No. 0-17276, and incorporated by reference.
 (2) Filed as an Exhibit to the Company's Registration Statement on Form S-3 dated January 5, 1995, SEC File No. 33-88250 and incorporated by reference.
 (3) Filed as an Exhibit to the Company's Report on Form 10-Q for the quarter ended

      February 24, 1990, SEC File No. 0-17276, and incorporated by reference.
 (4) Filed as an Exhibit to the Company's Registration Statement on Form S-1, SEC File No. 33-25035, and incorporated by reference.
 (5) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1989, SEC File No. 0-17276, and incorporated by reference.
 (6) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 25, 1990, as amended by Form 8 dated December 20, 1990, and by Form 8 dated February 5, 1991, SEC File No. 0-17276, and incorporated by reference. Similar agreements between the Company and each of Robert E. Cavins, J. Wayne Stewart, Benjamin J. Sloan, Dale A. Courtney, Peter A. Pope, Benno G. Sand and Timothy D. Krieg have been omitted, but will be filed upon the request of the Commission.
 (7) Filed as an Exhibit to the Company's Registration Statement on Form S-1, SEC File No. 33-25035, and incorporated by reference.
 (8) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.
 (9) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended February 29, 1992, File No. 0-17276, and incorporated by reference.
(10) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1993, SEC File No. 0-17276, and incorporated by reference.
(11) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.
(12) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.
(13) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1995, SEC File No. 0-17276 and incorporated by reference.
(14) Filed as an Exhibit to the Company's Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter ending August 31, 1996.



                                PROXY STATEMENT

               Except for those portions specifically incorporated in this Report by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 22, 1997, no other portions of the Proxy Statement are deemed to be filed as part of this Report on Form 10-K. The Proxy Statement is furnished solely for the information of the Securities and Exchange Commission.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FSI INTERNATIONAL, INC.

                                   By:  /s/Joel A. Elftmann
                                        ------------------------
                                        Joel A. Elftmann, Chairman, President
                                        and Chief Executive Officer (Principal
                                        Executive Officer)



Dated:  November 25, 1996


                                   By:   /s/Benno Sand
                                        ------------------
                                        Benno Sand, Executive Vice President
                                        and Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, constituting a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated.


    Joel A. Elftmann, Director     )
    James A. Bernards, Director    )
    Neil R. Bonke, Director        )
    Terrence W. Glarner, Director  )
    Joanna T. Lau, Director        )
    Robert E. Lorenzini, Director  )    By: /s/Benno Sand
    William M. Marcy, Director     )        ------------------
    Charles R. Wofford, Director   )        Benno Sand, Executive Vice President
                                            and Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)


                                        Dated:  November 25, 1996

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
FSI International, Inc.


Under the date of October 11, 1996, we reported on the consolidated balance sheets of FSI International, Inc. and subsidiaries as of August 31, 1996 and August 26, 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG Peat Marwick


Minneapolis, Minnesota
October 11, 1996

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
    FISCAL YEARS ENDED AUGUST 31, 1996, AUGUST 26, 1995 AND AUGUST 27, 1994




                                         Balance at
                                         Beginning                               Balance at
                                          of Year    Additions     Deletions     End of Year
                                         ----------  ---------     ---------     -----------
Fiscal Year Ended August 31, 1996
 Allowance for doubtful
 accounts (Deducted from
 accounts receivable)                    $1,234,000   $609,000       $  --        $1,843,000
                                         ==========   ========       =====        ==========
Fiscal Year Ended August 26, 1995
 Allowance for doubtful
 accounts (Deducted from
 accounts receivable)                    $  533,500   $700,500       $  --        $1,234,000
                                         ==========   ========       =====        ==========
Fiscal Year Ended August 27, 1994
 Allowance for doubtful
 accounts (Deducted from
 accounts receivable)                    $  353,900   $179,600       $  --        $  533,500
                                         ==========   ========       =====        ==========

                                 EXHIBIT INDEX


                                                                         PAGE(S)





10.25  Management Agreement between FSI International, Inc.
       and Charles R. Wofford dated as of February 5, 1996               40-52

11.1   Computation of Per Share Earnings of FSI                          53
       International, Inc.

13.0   Registrant's 1996 Annual Report to Shareholders (not              54-91
       deemed "filed" as part of this Form 10-K except for those portions that are expressly incorporated by reference)

21.0   Subsidiaries of the Company                                       92

23.0   Consent of KPMG Peat Marwick LLP                                  93

24.0   Powers of Attorney from the Directors of FSI International, Inc.  94-101

27.0   Financial Data Schedule                                           102