Form 10-Q
period 1996-11-30
FSI INTERNATIONAL INC
filed 1997-01-10
CIK 841692

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended  NOVEMBER 30, 1996
                               ------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ---------------------

Commission File Number:                 0-17276
                        -------------------------------------------------------

                           FSI INTERNATIONAL, INC.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                MINNESOTA                               41-1223238
-------------------------------------------------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

      322 LAKE HAZELTINE DRIVE, CHASKA, MINNESOTA                 55318
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                612-448-5440
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     /X/ YES  / / NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date:

COMMON STOCK, NO PAR VALUE - 22,382,090 SHARES OUTSTANDING AS OF DECEMBER 27,
1996

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                      PAGE NO.
         ---------------------                                                      --------
Item 1.  Consolidated Condensed Financial Statements:

            Consolidated Condensed Balance Sheets as of
            November 30, 1996 ( unaudited) and August 31, 1996                          3

            Consolidated Condensed Statements of Operations
            (Unaudited) for the quarters ended November 30, 1996
            and November 25, 1995                                                       5

            Consolidated Condensed Statements of Cash Flows (Unaudited)
            for the quarters ended November 30, 1996 and November 25, 1995              6

            Notes to the Consolidated Condensed Financial Statements (Unaudited)        7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                          9


PART II. OTHER INFORMATION                                                             15


         SIGNATURES                                                                    16

                    PART I.  Item 1.   FINANCIAL INFORMATION


                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     NOVEMBER 30, 1996 AND AUGUST 31, 1996

                                     ASSETS

                                                       November 30,    August 31,
                                                           1996           1996
                                                        (Unaudited)    (Audited)
                                                       ------------   ------------
Current assets:
  Cash and cash equivalents                            $ 44,393,987   $ 48,804,158
  Marketable securities                                  26,354,445     23,116,484
  Trade accounts receivable, net of allowance for
     doubtful accounts of $1,937,400 and
     $1,843,000, respectively                            57,888,713     60,532,701
  Trade accounts receivable from affiliates              10,568,768     20,228,673
  Inventories                                            58,313,107     64,075,294
  Deferred income tax benefit                             8,262,861      8,262,861
  Prepaid expenses and current assets                     3,508,288      4,974,079
                                                       ------------   ------------
     Total current assets                               209,290,169    229,994,250
                                                       ------------   ------------
Property, plant and equipment, at cost                   76,230,866     68,227,403
  Less accumulated depreciation and amortization        (24,827,508)   (22,632,786)
                                                       ------------   ------------
                                                         51,403,358     45,594,617
                                                       ------------   ------------
Investment in affiliates                                 13,788,989     12,765,401
Deposits and other assets                                 3,960,157      4,395,595
Deferred income tax benefit                                 533,518        533,518
                                                       ------------   ------------
                                                       $278,976,191   $293,283,381
                                                       ============   ============

     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     NOVEMBER 30, 1996 AND AUGUST 31, 1996
                                  (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         November 30,      August 31,
                                                             1996             1996
                                                         (Unaudited)       (Audited)
                                                        --------------    ------------
Current liabilities:
  Current maturities of long-term debt                    $    194,300    $    207,000
  Trade accounts payable                                    14,932,030      30,834,470
  Accrued expenses                                          24,409,819      29,069,279
  Customer deposits                                          3,736,484       3,710,547
  Deferred revenue                                          11,797,517       9,824,693
                                                          ------------    ------------
     Total current liabilities                              55,070,150      73,645,989
                                                          ------------    ------------
Long-term debt, less current maturities                        246,146         290,948
Deferred income taxes                                           92,932          92,021
Minority interest                                            1,279,498       1,127,058

Stockholders' Equity:
  Preferred stock, no par value; 10,000,000 shares
    authorized, none issued and outstanding                          -               -
  Common stock; no par value, 50,000,000 shares
    authorized, issued and outstanding; 22,374,056
    and 22,362,056 shares at November 30, 1996
    and August 31, 1996, respectively                      157,813,325     157,731,828
  Retained earnings                                         64,386,232      60,345,308
  Cumulative translation adjustment                             87,908          50,229
                                                          ------------    ------------
     Total stockholders' equity                            222,287,465     218,127,365
                                                          ------------    ------------
                                                          $278,976,191    $293,283,381
                                                          ============    ============

     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE QUARTERS ENDED NOVEMBER 30, 1996 AND NOVEMBER 25, 1995
                                  (Unaudited)

                                                      November 30,   November 25,
                                                         1996           1995
                                                      ------------   ------------
Sales (including sales to affiliates of
  $21,840,000 and $13,834,000, respectively)          $66,990,995    $70,343,725
Cost of goods sold                                     40,226,170     40,543,368
                                                      -----------   ------------
   Gross profit                                        26,764,825     29,800,357

Selling, general and administrative expenses           13,218,839     12,753,801
Research and development expenses                       9,677,913      8,531,908
                                                      -----------   ------------
   Operating income                                     3,868,073      8,514,648

Interest expense                                          (35,808)      (123,115)
Interest income                                           731,153      1,429,072
Other income (expense), net                               (24,193)       (63,652)
                                                      -----------   ------------
   Income before income taxes                           4,539,225      9,756,953

Income tax expense                                      1,407,126      3,426,065
                                                      -----------   ------------
   Income before minority interest
      and equity in earnings of affiliates              3,132,099      6,330,888

Minority interest                                        (114,763)      (161,830)

Equity in earnings of affiliates                        1,023,588      1,556,099
                                                      -----------   ------------
   Net income                                         $ 4,040,924    $ 7,725,157
                                                      ===========   ============
   Net income per common share                              $0.18          $0.33

   Weighted average common shares
      and common share equivalents                     23,014,483     23,322,552

Pro forma information:
   Income tax expense                                 $ 1,407,126    $ 3,497,065
   Net income                                         $ 4,040,924    $ 7,654,157
   Net income per common share                              $0.18          $0.33

     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE QUARTERS ENDED NOVEMBER 30, 1996 AND NOVEMBER 25, 1995

                                  (Unaudited)

                                                      November 30,   November 25,
                                                          1996           1995
                                                      ------------   ------------
OPERATING ACTIVITIES:
  Net income                                          $  4,040,924   $  7,725,157
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Minority interest                                      114,763        161,830
    Provision for deferred income taxes                        911          3,945
    Depreciation and amortization                        2,254,188      1,110,471
    Equity in earnings of affiliates                    (1,023,588)    (1,556,099)
    Changes in operating assets and liabilities:
      Trade accounts receivable                         12,303,893     (7,103,294)
      Inventories                                        5,762,187     (2,793,168)
      Prepaid expenses and other current assets          1,465,791        684,057
      Trade accounts payable                           (15,902,440)    (2,342,242)
      Accrued expenses                                  (4,589,180)     2,299,021
      Customer deposits                                     25,937       (108,003)
      Deferred revenue                                   1,972,824       (173,356)
      Other                                                 75,356        (59,120)
                                                      ------------   ------------
  Net cash provided by (used in) operating activities    6,501,566     (2,150,801)
                                                      ------------   ------------
INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment          (8,005,351)    (9,845,534)
  Purchases of marketable securities                    (4,845,071)   (11,372,791)
  Sales of marketable securities                         1,007,110      1,163,100
  Maturities of marketable securities                      600,000      4,895,136
  Decrease (increase) in deposits and other assets         377,860       (206,693)
                                                      ------------   ------------
   Net cash used in investing activities               (10,865,452)   (15,366,782)
                                                      ------------   ------------
FINANCING ACTIVITIES:
  Principal payments on long-term debt                     (57,502)       (38,600)
  Increase in long-term debt                                     -         16,237
  Payments on line of credit                                     -     (2,510,807)
  Advances on line of credit                                     -      3,200,000
  S-Corporation distribution payments                            -       (399,100)
  Net proceeds from issuance of common stock                11,217        118,108
                                                      ------------   ------------
    Net cash provided by (used in)
     financing activities                                  (46,285)       385,838
                                                      ------------   ------------
(Decrease) in cash and cash equivalents                 (4,410,171)   (17,131,745)

Cash and cash equivalents at beginning of period        48,804,158     97,010,076
                                                      ------------   ------------
Cash and cash equivalents at end of period            $ 44,393,987   $ 79,878,331
                                                      ============   ============

     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)

(1)  RECLASSIFICATIONS

     Certain fiscal 1996 amounts have been reclassified to conform to the fiscal 1997 presentation.

(2)  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's Annual 10-K Report for the fiscal year ended August 31, 1996 previously filed with the Securities and Exchange Commission.

(3)  INVENTORIES

     Inventories are summarized as follows:

                                       November 30, 1996  August 31, 1996
                                          (Unaudited)        (Audited)
                                       -----------------  ---------------
  Finished goods                           $ 9,366,836      $10,715,376
  Work-in-process                           15,143,593       16,329,239
  Subassemblies                              4,303,608        4,689,549
  Raw materials and purchased parts         29,499,070       32,341,130
                                           -----------  ---------------
                                           $58,313,107      $64,075,294
                                           -----------  ---------------

(4)  SUPPLEMENTARY CASH FLOW INFORMATION

                                                                Quarters Ended
                                                    ---------------------------------------
                                                    November 30, 1996    November 25, 1995
                                                    -----------------    ------------------
Schedule of interest and income taxes paid:
    Interest                                             $   35,808              $  125,815
    Income taxes                                         $2,911,535              $1,807,774

     Capital leases entered into for financing purchases of equipment during first quarter of fiscal 1997 and 1996 were $0 and $241,610, respectively. In addition, the Company realized in first quarter 1997 and 1996, a tax benefit from disqualifying stock options and purchases of $70,280 and $26,802, respectively.

(5)  PRIVATE DEBT PLACEMENT

     On December 19, 1996, the Company completed a private debt placement for $30.0 million of 7.15% senior unsecured notes due 2004 and $12.0 million of 7.27% senior unsecured notes due 2006. The notes are subject to certain affirmative and negative convenants, including financial ratio tests such as an indebtedness ratio and a tangible net worth test.

     The proceeds from the private debt placement will be used to acquire equipment for the Company's demonstration and product and process development laboratories, other capital expenditures and general corporate purposes.

(6)  PRO FORMA INFORMATION

     On April 4, 1996, the Company completed the acquisition of Semiconductor
     Systems, Inc. (Semiconductor Systems).   The acquisition of Semiconductor
     Systems was accounted for as a pooling of interests. Accordingly, all historical information for FSI International, Inc. and subsidiaries has been restated to include the operations of Semiconductor Systems as though the two entities have always been combined.

     Pro forma data shown on the consolidated statements of operations reflect the impact on income tax expense as if Semiconductor Systems was a C Corporation versus an S Corporation prior to the acquisition of Semiconductor Systems on April 4, 1996.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2.

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 1997 COMPARED WITH THE FIRST QUARTER OF FISCAL 1996.

The information in this discussion, except for the historical information contained herein, contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements are subject to risks and uncertainties, several of which are discussed below. Readers are directed to the Risk Factors discussion found in the Company's Report on Form 10-K for the year ended August 31, 1996. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. The Company assumes no obligation to publicly release any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences. Such forward-looking statements are marked with an asterisk (*).

In the first half of fiscal 1996, the microelectronics industry, primarily semiconductor device manufacturers began a slowdown in growth. As a result, certain of the Company's customers delayed orders and/or canceled expansion plans. Due to the difficult industry conditions, which are expected to last at least until the second half of calendar 1997, the Company adopted certain cost control measures in an attempt to align spending with expected sales decreases.*

Cost control measures, including mandatory furlough days, a reduction in executive compensation, and a 9% reduction in the work force were implemented in September 1996. The Company recorded a pretax charge of approximately $300,000 in the first quarters of fiscal 1997 relating to the reduction in force.

The following table sets forth, for the fiscal quarter indicated, certain income and expense items as a percent of total sales.


                                             Percent of Sales
                                        --------------------------
                                        November 30,  November 25,
First  quarter ended                        1996          1995
                                        ------------  ------------
Sales                                      100.0%        100.0%
Cost of goods sold                          60.0          57.6
Gross profit                                40.0          42.4
Selling, general and administrative         19.7          18.2
Research and development                    14.5          12.1
Operating income                             5.8          12.1
Other income (expense), net                  1.0           1.8
Income before income taxes                   6.8          13.9
Income tax expense                           2.1           4.9
Minority interest                           (0.2)         (0.2)
Equity in earnings of affiliates             1.5           2.2
                                          ------        ------
    Net income                               6.0%         11.0%
                                          ======        ======

SALES:

Sales decreased to $67.0 million for the first quarter ended November 30, 1996 as compared to $70.3 million for the first quarter of fiscal 1996. The decrease in sales occurred in the Surface Conditioning and Microlithography product lines. The decrease in unit sales is largely due to a decreased demand for equipment resulting from the delays and cancellations of construction of new and the expansion of existing semiconductor manufacturing facilities by our customers. It is anticipated that the second quarter fiscal 1997 sales and net income levels will be lower than the first quarter fiscal 1997 sales and net income levels.*

International sales were $22.7 million, and $28.2 million for the first quarter of fiscal 1997 and 1996, respectively, and represented approximately 34% and 40% of sales during these periods. International sales were approximately 35%
of total sales for fiscal 1996.   The decrease in international sales in first
quarter fiscal 1997 as compared to first quarter fiscal 1996 occurred in both Europe and Asia.

In recent months, the microelectronics industry has been experiencing volatility in product demand and pricing, which has caused semiconductor device manufacturers to exercise caution in making capital equipment purchasing decisions. Certain semiconductor device manufacturers announced their intent to delay expansion of current facilities and/or the construction, facilitization or equipping of new manufacturing facilities. The Company has experienced some cancellations and delays of orders and delays in shipping of orders. Based upon current industry trends, the Company is expecting a sales decline of approximately 8% to 12% in fiscal 1997 as compared to fiscal 1996 sales of $304 million.* Further order cancellations or delays by customers are possible and could have a further adverse effect on the Company's financial results for fiscal 1997.*

GROSS PROFIT:

Gross profit as a percentage of sales for first quarter of fiscal 1997 was 40.0% as compared to approximately 42.4% for first quarter of fiscal 1996. The decrease in gross profit margin was generally due to product mix and pricing pressures. The decrease related to product mix is due to an increase in the percentage of total sales of the Company's lower margin products.

The Company's gross profit margin may fluctuate as a result of a number of factors, including the mix of products sold, the proportion of international sales and competitive pricing pressures. The Company made a final payment to the licensor and now has a fully paid up, nonexclusive, worldwide license for its POLARIS(R) product. This should improve the Company's gross profit margin on this product.* However, the Company expects overall gross margins to decrease in fiscal 1997 as compared to fiscal 1996 due to the industry slow-down, expected lower sales levels, start-up of the Company's new manufacturing facility in Allen, Texas, lower margins on new product introductions (primarily due to the high original equipment manufacturer content of such products), and increased pricing pressure from competitors.*

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative expenses were $13.2 million and $12.8 million or 19.7% and 18.2% of sales during the first quarter of fiscal 1997 and 1996, respectively. The increases in the amount of SG&A expenses in the first quarter of fiscal 1997 was due primarily to higher costs including severance costs relating to the reduction in workforce and costs associated with computer systems upgrade. SG&A is expected to increase slightly in the second quarter of fiscal 1997 on a dollar to dollar basis as the Company implements the new computer systems and continues to strengthen its presence in the Asia-Pacific region.* Overall, the Company expects that SG&A expenses will increase as a percent of sales in fiscal 1997 due to continued investments in customer support, computer systems implementation, and an expanded sales, marketing and support focus in the Asia-Pacific regions.*

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses for the first quarter of fiscal 1997 were $9.7 million, or 14.5% of sales, as compared to $8.5 million, or 12.1% of sales, for first quarter of fiscal 1996. The increase in the amount of R&D expenses resulted primarily from the Company's continued product and process development efforts on new and existing products, including the ARIES(TM) CryoKinetic(TM) cleaning system, ZETA(TM) automated surface conditioning system, new POLARIS(R) 2100 and 2200 cluster models and certain new chemical management products. The successful introduction of new products is important to the long-term growth of the Company.* The Company expects R&D expenses to increase on a dollar to dollar basis and as a percentage of sales in the coming quarters as it accelerates certain programs in an effort to shorten the cycle time to get new products and processes into the market.* Overall, the Company's goal is to invest approximately 13% to 15% of sales in research and development programs. The Company expects to be at the high end of this range during fiscal 1997 as it continues to invest in new product and process development programs.*

OTHER INCOME (EXPENSE), NET:

Other income (expense) was approximately $671,000 of income for first quarter fiscal 1997 as compared to $1.2 million of income, for first quarter of fiscal 1996. The majority of the change was due to a decrease of approximately $698,000 in interest income recognized on cash and cash equivalents, and
marketable securities.   The Company's average cash and cash equivalents, and
marketable securities balances decreased due to the cash being used in operations and purchases of property, plant and equipment. Other income (expense), net will be impacted in future quarters by the interest expense from the private debt placement which was completed in December, 1996.*

INCOME TAX EXPENSE:

Income tax expense for first quarter of fiscal 1997 was approximately $1.4 million or 31% of pre-tax profit compared to approximately $3.4 million or 35% of pre-tax profit for first quarter of fiscal 1996. The Company anticipates its effective tax rate will range from 30% to 32% in fiscal 1997.*

EQUITY IN EARNINGS OF AFFILIATES:

The equity in earnings of affiliates was $1.0 million for the first quarter of fiscal 1997, compared to $1.6 million for the first quarter of fiscal 1996. The decrease is due to lower earnings at both affiliates (Metron Technology B.V. and m-FSI Ltd.)

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and marketable securities were approximated $70.7 million as of November 30, 1996, a decrease of $1.2 million from the end of fiscal 1996. The decrease in cash, cash equivalents and marketable securities is a result of the continued funding of facilities expansion offset by cash generated by operations.

The Company's accounts receivable decreased by approximately 15.2%, or $12.3 million, from the end of fiscal 1996. The decrease in accounts receivable is mainly due to decreased sales levels.

The Company's inventory decreased approximately $5.8 million to $58.3 million at November 30, 1996 compared to $64.1 million at the end of fiscal 1996. This was mainly due to decreased levels of raw materials and purchased parts due to
lower sales order activity.   As of November 30, 1996, the Company's current
ratio of current assets to current liabilities was 3.8 to 1.0 and working capital was $154.2 million.

The Company had acquisitions of property, plant and equipment of $8.0 million and $9.8 million for the first quarter of fiscal 1997 and fiscal 1996, respectively. The continuing acquisitions reflect the investments in computer equipment and facilities expansions. It is anticipated the Company will invest $45 to $50 million in fiscal 1997 in the facilities expansion projects and the computer systems conversion.*

The Company is in the process of constructing and equipping a new 80,000-square-foot laboratory and engineering facility at a cost of approximately $27.0 million, for the Surface Conditioning Division in Chaska, Minn. The Company expects to move the Surface Conditioning Division into the new facility in the middle of calendar 1997.* The laboratory facility will be equipped with certain new advanced surface conditioning products which were introduced in late fiscal 1996 or are expected to be introduced in fiscal 1997.

The Company is also in the process of building and equipping a 150,000-square-foot engineering, manufacturing and laboratory facility in Allen, Texas, to expand the manufacturing and development capabilities of the Company's Microlithography Division. The new facility will cost approximately $21.0 million and is expected to be completed by the end of the first quarter of calendar 1997.

The Company completed a private debt placement on December 19, 1996 for approximately $30.0 million of 7.15% senior unsecured notes due 2004 and $12.0 million of 7.27% senior unsecured notes due 2006. The proceeds from the private debt placement will be used to acquire equipment for the Company's demonstration and product and process development laboratories, other capital expenditures and general corporate purposes. The Company believes that with existing cash, cash equivalents, marketable securities, internally generated funds and proceeds from the private debt placement, there will be sufficient funds to meet the Company's currently projected working capital and other cash requirements through at least mid-fiscal 1998.*

The Company believes that success in its industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may fund such activities with additional equity or debt financings. The sale of additional equity or debt securities could result in additional dilution to the Company's shareholders.

RISK FACTORS

Due to the nature of business and the industry in which the Company operates, the following risk factors should be considered in addition to others described above.

CURRENT SLOWDOWN AND VOLATILITY IN THE MICROELECTRONICS INDUSTRY:

The Company's business depends upon the capital equipment expenditures of microelectronics manufacturers, which in turn depend on the current and anticipated market demand for semiconductor devices and products utilizing semiconductor devices. The microelectronic industry has been cyclical in nature and historically experienced periodic downturns. The semiconductor device manufacturers are presently experiencing a slowdown in terms of product demand and volatility in terms of product pricing. During 1995 many of the semiconductor device manufacturers announced plans to expand existing or build new semiconductor device manufacturing facilities. In early 1996, the average selling price of memory chips and certain other semiconductor devices significantly decreased. This has resulted in semiconductor device manufacturers announcing delays in their expansion plans. This slowdown and volatility has caused the semiconductor device manufacturers to reduce their demand for semiconductor processing equipment and, in some instances, to delay capital equipment decisions. In some cases this has resulted in order cancellations or delays of orders and delays of delivery dates for the Company's products. No assurance can be given that the Company's sales and operating results will not be adversely affected during this and possible future downturns in the semiconductor industry. In addition, the need for continued investments in research and development, substantial capital equipment requirements and extensive ongoing worldwide customer service and support capability will limit the Company's ability to reduce expenses. Accordingly, there is no assurance that the Company will be able to remain profitable in the future.

RISK OF DELAYS IN INTRODUCING NEW PRODUCTS AND THE MARKET'S ACCEPTANCE OF SUCH
PRODUCTS:

Microelectronics manufacturing equipment and processes are subject to rapid technological change and new product introductions, as well as evolving industry standards. The Company believes microelectronics manufacturers are increasingly relying on equipment manufacturers to design and develop more efficient equipment, to design and implement improved processes for the benefit of microelectronics manufacturers and to integrate their equipment with that of other equipment manufacturers. The Company must continue to develop, manufacture and market new products which conform to evolving industry standards. The success of the Company in developing, introducing and selling new and enhanced equipment depends upon a variety of factors including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, product performance in the field, and effective sales and marketing. The Company must also manage product transitions successfully, as introductions of new products could adversely affect the sales of existing products. The Company's failure to develop and successfully introduce new products or enhancements to its existing products and processes or achieve market acceptance of the new products or enhancements could adversely affect the Company's business and results of operations.

NEW FACILITIES CONSTRUCTION:

The Company is adding manufacturing capacity during fiscal 1997. This additional manufacturing capacity will have a negative impact on gross profit margins if the Company's anticipated revenue levels are not met. The potential impact of idle manufacturing capacity on gross margins could have an adverse impact on the Company's future financial results.

SUCCESSFUL INTEGRATION OF SEMICONDUCTOR SYSTEMS:

The Company's acquisition of Semiconductor Systems requires the integration of its personnel, products and operations. If this integration is not successful, there may be an adverse impact on the Company's 1997 business and financial operations and the long-term growth of the Company.

VOLATILITY OF STOCK PRICE:

The Company's common stock has experienced in the past, and could experience in the future, substantial price volatility as a result of a number of factors, including quarter-to-quarter variations in the actual or anticipated financial results of the Company, announcements by the Company, its competitors or customers, government regulations and developments in the industry. In addition, the stock market has experienced extreme price and volume fluctuations which have affected the market price of many technology companies in particular and which have at times been unrelated to the operating performance of the specific companies whose stock is traded. Broad market fluctuations, as well as economic conditions generally and, in the microelectronics industry specifically, may adversely affect the market price of the Company's common stock.

SUCCESSFUL IMPLEMENTATION OF NEW BUSINESS SYSTEM:

The Company is in the process of defining and testing a new Company-wide integrated business system for implementation during fiscal 1997. If the implementation of the new system is not successful, there may be an adverse impact on the Company's business and results of operations.

HIGHLY COMPETITIVE INDUSTRY:

The microelectronics processing equipment industry is highly competitive. The Company faces substantial competition throughout the world. The Company believes that to remain competitive, it will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development. The Company believes that the microelectronics industry is becoming increasingly dominated by large manufactures who have the resources to support customers on a worldwide basis. Certain of the Company's competitors have substantially greater financial, marketing, and customer service and support capabilities than the Company. In addition, there are smaller emerging microelectronics equipment companies that provide innovative technology. The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. No assurance can be given that the Company will continue to compete successfully in the United States or elsewhere.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES



PART II.  OTHER INFORMATION

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

   2.1 Agreement and Plan of Reorganization dated December 23, 1994 by and among the Company, ACS Acquisition Corp., Applied Chemical Solutions, and certain significant shareholders of Applied Chemical Solutions. (1)
   2.2 Share Purchase Agreement dated December 14, 1994 by and among the Company, Metron Semiconductors Europa B.V., Christopher Springall, Anthony Springall, Roger Springall, David Springall and Michael Springall. (2)
   2.3 Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (14)
   3.1  Restated Articles of Incorporation of the Company. (3)
   3.2  Restated By-Laws. (4)
   3.3  Amendment to Restated By-Laws. (5)
   4.1  FSI Corporation Stock Purchase Agreement dated March 20, 1981. (4)
   4.2  Stock Purchase Agreement dated September 15, 1982. (4)
   4.3 Common Stock and Common Stock Purchase Warrants Agreement dated October 15, 1985. (4)
   4.4 Second Amendment, dated as of January 9, 1989, to Common Stock and Common Stock Warrants Purchase Agreement dated as of October 15, 1985.
        (5)
   4.5  Registration and Preemptive Rights Agreement dated October 15, 1985. (4)
   4.6 Note Purchase Agreement between FSI International, Inc. and Metropolitan Life Insurance Company and other certain purchasers. (Schedule A omitted)
 *10.1  1983 Incentive Stock Option Plan. (4)
 *10.2  1982 Nonqualified Stock Option Plan. (4)
 *10.3 Split Dollar Insurance Agreement and Collateral Assignment Agreement dated December 28, 1989, between the Company and Joel A. Elftmann. (Similar agreements between the Company and each of Robert E. Cavins, Benjamin J. Sloan, Dale A. Courtney, Peter A. Pope, Benno G. Sand, J. Wayne Stewart and Timothy D. Krieg have been omitted, but will be filed upon the request of the Commission). (4)
  10.4 Lease dated June 27, 1985, between the Company and Lake Hazeltine Properties. (7)
  10.5 Lease dated September 1, 1985, between the Company and Elftmann, Wyers, Blackwood Partnership. (7)
  10.6 Lease dated September 1, 1985, between the Company and Elftmann, Wyers Partnership. (7)
 *10.7  1989 Stock Option Plan. (5)
 *10.8  Amended and Restated Employees Stock Purchase Plan. (3)
  10.9  Omitted
 10.10 Shareholders Agreement among FSI International, Inc. and Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991. (8)
 10.11 FSI Exclusive Distributorship Agreement dated as of August 14, 1991 between FSI International, Inc. and m-FSI, Ltd. (8)
 10.12 FSI Licensing Agreement dated as of August 14, 1991, between FSI International, Inc.

        and m-FSI, Ltd. (8)
 10.13 License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (9)
 10.14 Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (9)
 10.15 Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated. (10)
*10.16 Amended and Restated Directors' Nonstatutory Stock Option Plan. (11) *10.17 Management Agreement between FSI International, Inc. and Robert E.
        Cavins, effective as of March 28, 1994. (11)
*10.18 Management Agreement between FSI International, Inc. and Dale A. Courtney, effective as of March 28, 1994. (11)
*10.19 Management Agreement between FSI International, Inc. and Joel A. Elftmann, effective as of March 28, 1994. (11)
*10.20 Management Agreement between FSI International, Inc. and Timothy D. Krieg, effective as of March 28, 1994. (11)
*10.21 Management Agreement between FSI International, Inc. and Peter A. Pope, effective as of March 28, 1994. (11)
*10.22 Management Agreement between FSI International, Inc. and Benno G. Sand, effective as of March 31, 1994. (11)
*10.23  Management Agreement between FSI International, Inc. and Benjamin
        J. Sloan, effective as of March 28, 1994. (11)
*10.24 Management Agreement between FSI International, Inc. and J. Wayne Stewart, effective as of March 28, 1994. (11)
*10.25 Management Agreement between FSI International, Inc. and Charles R. Wofford effective as of February 5, 1996. (15)
*10.26  FSI International, Inc. 1994 Omnibus Stock Plan. (12)
*10.27  FSI International, Inc. 1996 Incentive Plan (13)
 10.28 First Amendment to Lease made and entered into October 31, 1995 by and between Lake Hazeltine Properties and FSI International, Inc. (13)
 10.29 Distribution Agreement made and entered into as of July 6, 1995 by and between FSI International, Inc. and Metron Semiconductors
        Europa B.V. (Exhibits to Agreement omitted) (13)
 10.30 Lease dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)
 10.31 Lease Rider dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)
 10.32  Lease Amendment dated November, 1995 between Roland A. Stinski and
        FSI International, Inc. (Exhibits to Amendment omitted) (13)
11.1    Computation of Per Share Earnings of FSI International, Inc.
27.0    Financial Data Schedule

-------------------
 (1) Filed as an Exhibit to the Company's Report on Form 8-K dated January 5, 1995, as amended, File No. 0-17276, and incorporated by reference.
 (2) Filed as an Exhibit to the Company's Registration Statement on Form S-3 dated January 5, 1995, SEC File No. 33-88250 and incorporated by reference.
 (3) Filed as an Exhibit to the Company's Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

 (4) Filed as an Exhibit to the Company's Registration Statement on Form S-1, SEC File No. 33-25035, and incorporated by reference.
 (5) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1989, SEC File No. 0-17276, and incorporated by reference.
 (6) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 25, 1990, as amended by Form 8 dated December 20, 1990, and by Form 8 dated February 5, 1991, SEC File No. 0-17276, and incorporated by reference. Similar agreements between the Company and each of Robert E. Cavins, J. Wayne Stewart, Benjamin J. Sloan, Dale A. Courtney, Peter A. Pope, Benno G. Sand and Timothy D. Krieg have been omitted, but will be filed upon the request of the Commission.
 (7) Filed as an Exhibit to the Company's Registration Statement on Form S-1, SEC File No. 33-25035, and incorporated by reference.
 (8) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.
 (9) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended February 29, 1992, File No. 0-17276, and incorporated by reference.
(10) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1993, SEC File No. 0-17276, and incorporated by reference.
(11) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.
(12) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.
(13) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1995, SEC File No. 0-17276 and incorporated by reference.
(14) Filed as an Exhibit to the Company's Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.
(15) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1996, SEC File No. 0-17276 and incorporated by reference.

 (b)  Reports on Form 8-K
      No reports on Form 8-K were filed during the first quarter ending November 30, 1996.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                FSI INTERNATIONAL, INC.
                                                . . . . . . . . . . . . . .

                                                [Registrant]


DATE:  January 10, 1997



                                        By:  /s/Benno Sand
                                           -------------------------
                                             Benno Sand
                                             Executive Vice President and
                                             Chief Financial Officer
                                             on behalf of the
                                             Registrant and as
                                             Principal Financial Officer