Form 10-Q
period 1997-03-01
FSI INTERNATIONAL INC
filed 1997-04-14
CIK 841692

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

for the quarterly period ended                        MARCH 1, 1997
                                ------------------------------------------------
                                       or


[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                   to
                               ----------------------------------    -----------------------------------

Commission File Number:                         0-17276
                        --------------------------------------------------------------------------------

                            FSI INTERNATIONAL, INC.
--------------------------------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     MINNESOTA                                                                  41-1223238
--------------------------------------------------------------------------------------------------------
(State or  other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)


                  322 LAKE HAZELTINE DRIVE, CHASKA, MINNESOTA                                  55318
--------------------------------------------------------------------------------------------------------
                 (Address of principal executive offices)                                   (Zip Code)

                                                  612-448-5440
--------------------------------------------------------------------------------------------------------
                              (Registrant's telephone number, including area code)
                                                N/A
--------------------------------------------------------------------------------------------------------
               (Former name, former address and former fiscal year, if changed since last report)

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

COMMON STOCK, NO PAR VALUE - 22,506,516 SHARES OUTSTANDING AS OF MARCH 28, 1997

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q




PART I.   FINANCIAL INFORMATION                                                                          PAGE NO.
Item 1.   Consolidated Condensed Financial Statements:

            Consolidated Condensed Balance Sheets as of March 1, 1997
            (Unaudited) and August 31, 1996                                                                  3

            Consolidated Condensed Statements of Operations
            (Unaudited) for the quarters ended March 1, 1997
            and February 24, 1996                                                                            5

            Consolidated Condensed Statements of Operations (Unaudited)
            for the six months ended March 1, 1997 and February 24, 1996                                     6

            Consolidated Condensed Statements of Cash Flows (Unaudited)
            for the six months ended March 1, 1997 and February 24, 1996                                     7

            Notes to Consolidated Condensed Financial Statements (Unaudited)                                 8

Item 2.   Management's Discussion and Analysis of Financial Condition and                                   10
          Results of Operations


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                                               18

          SIGNATURES
                                                                                                            22

                    PART I.  Item 1.   FINANCIAL INFORMATION


                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       MARCH 1, 1997 AND AUGUST 31, 1996


                                     ASSETS




                                                          March 1,      August 31,
                                                            1997           1996
                                                         (Unaudited)     (Audited)
                                                        -------------  -------------

Current assets:
 Cash and cash equivalents                              $ 74,349,217   $ 48,804,158
 Marketable securities                                    35,477,167     23,116,484
 Trade accounts receivable, net of allowance for
     doubtful accounts of $1,933,000 and $1,843,000,
     respectively                                         50,824,598     60,532,701
 Trade accounts receivable from affiliates                10,318,573     20,228,673
 Inventories                                              58,351,660     64,075,294
 Deferred income tax benefit                               9,262,861      8,262,861
 Prepaid expenses and other current assets                 5,284,863      4,974,079
                                                        ------------   ------------
         Total current assets                            243,868,939    229,994,250
                                                        ------------   ------------
Property, plant and equipment, at cost                    89,780,066     68,227,403
 Less accumulated depreciation and amortization          (27,264,983)   (22,632,786)
                                                        ------------   ------------
                                                          62,515,083     45,594,617
                                                        ------------   ------------
Investment in affiliates                                  14,593,202     12,765,401
Deposits and other assets                                  3,794,423      4,395,595
Deferred income tax benefit                                  533,518        533,518
                                                        ------------   ------------
                                                        $325,305,165   $293,283,381
                                                        ============   ============

     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       MARCH 1, 1997 AND AUGUST 31, 1996
                                  (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                       March 1,       August 31,
                                                         1997            1996
                                                      (Unaudited)     (Audited)
                                                     ------------    -----------
Current liabilities:
 Current maturities of long-term debt                  $    175,300  $    207,000
 Trade accounts payable                                  17,246,657    30,834,470
 Accrued expenses                                        25,387,360    29,069,279
 Customer deposits                                        3,526,631     3,710,547
 Deferred revenue                                         9,514,003     9,824,693
                                                       ------------  ------------
     Total current liabilities                           55,849,951    73,645,989
                                                       ------------  ------------
Long-term debt, less current maturities                  42,206,964       290,948
Deferred income taxes                                        94,979        92,021
Minority interest                                         1,526,224     1,127,058
Stockholders' equity:
 Preferred stock, no par value; 10,000,000 shares
  authorized; none issued and outstanding                         -             -
 Common stock, no par value; 50,000,000 shares
  authorized; issued and outstanding, 22,504,183
  and 22,362,056 shares at March 1, 1997
  and August 31, 1996, respectively                     159,117,848   157,731,828
 Retained earnings                                       66,323,908    60,345,308
 Cumulative translation adjustment                          185,291        50,229
                                                       ------------  ------------
     Total stockholders' equity                         225,627,047   218,127,365
                                                       ------------  ------------
                                                       $325,305,165  $293,283,381
                                                       ============  ============

     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           FOR THE QUARTERS ENDED MARCH 1, 1997 AND FEBRUARY 24, 1996
                                  (Unaudited)




                                               March 1,    February 24,
                                                1997           1996
                                              ----------   -----------
Sales (including sales to affiliates of
  $20,977,000 and $17,129,000, respectively)  $60,157,375   $75,432,414

Cost of sales                                  38,865,173    42,443,278
                                              -----------   -----------
  Gross profit                                 21,292,202    32,989,136

Selling, general and administrative expenses   12,247,047    14,235,371
Research and development expenses               8,917,409     9,473,017
                                              -----------   -----------
  Operating income                                127,746     9,280,748

Interest expense                                 (195,125)     (111,349)
Interest income                                 1,227,478     1,274,785
Other income (expense), net                      (180,692)       (9,919)
                                              -----------   -----------
  Income before income taxes                      979,407    10,434,265

Income tax (benefit) expense                     (303,400)    3,624,202
                                              -----------   -----------
  Income before minority interest
     and equity in earnings of affiliates       1,282,807     6,810,063

Minority interest                                (149,344)     (116,334)

Equity in earnings of affiliates                  804,213     1,894,577
                                              -----------   -----------
  Net income                                  $ 1,937,676   $ 8,588,306
                                              ===========   ===========
  Net income per common share                 $      0.08   $      0.37

  Weighted average common shares
     and common share equivalents              23,201,862    23,146,610

Pro forma information:

  Income tax (benefit) expense                $  (303,400)  $ 3,799,202

  Net income                                  $ 1,937,676   $ 8,413,306

  Net income per common share                 $      0.08   $      0.36

     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
          FOR THE SIX-MONTHS ENDED MARCH 1, 1997 AND FEBRUARY 24, 1996
                                  (Unaudited)




                                                March 1,     February 24,
                                                  1997           1996
                                               ----------    ------------
Sales (including sales to affiliates of
   $42,817,000 and $31,552,000, respectively) $127,148,370   $145,776,139

Cost of sales                                   79,091,343     82,986,646
                                              ------------   ------------
   Gross profit                                 48,057,027     62,789,493

Selling, general and administrative expenses    25,465,886     26,989,172
Research and development expenses               18,595,322     18,004,925
                                              ------------   ------------
   Operating income                              3,995,819     17,795,396

Interest expense                                  (230,933)      (234,464)
Interest income                                  1,958,631      2,703,857
Other income (expense), net                       (204,885)       (73,571)
                                              ------------   ------------
   Income before income taxes                    5,518,632     20,191,218

Income tax expense                               1,103,726      7,050,267
                                              ------------   ------------
   Income before minority interest
       and equity in earnings of affiliates      4,414,906     13,140,951

Minority interest                                 (264,107)      (278,164)

Equity in earnings of affiliates                 1,827,801      3,450,676
                                              ------------   ------------
   Net income                                 $  5,978,600   $ 16,313,463
                                              ============   ============
   Net income per common share                $       0.26   $       0.70

   Weighted average common shares
       and common share equivalents             23,108,173     23,234,581

Pro forma information:
   Income tax expense                         $  1,103,726   $  7,296,267

   Net income                                 $  5,978,600   $ 16,067,463

   Net income per common share                $       0.26   $       0.69

     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED MARCH 1, 1997 AND FEBRUARY 24, 1996
                                  (Unaudited)



                                                                          March 1,     February 24,
                                                                            1997           1996
                                                                         ---------     ------------
OPERATING ACTIVITIES:
  Net income                                                            $  5,978,600   $ 16,313,463
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Minority interest                                                        264,107        278,164
    Provision for deferred income taxes                                        2,958         18,520
    Depreciation and amortization                                          4,800,062      2,143,907
    Equity in earnings of affiliates                                      (1,827,801)    (3,450,676)
    Loss on sale of equipment                                                 11,901              -
    Changes in operating assets and liabilities:
        Trade accounts receivable                                         19,618,203    (16,887,794)
        Inventories                                                        5,723,634     (9,893,364)
        Prepaid and other current assets                                    (310,784)     1,025,679
        Trade accounts payable                                           (13,587,813)    (2,981,821)
        Accrued expenses                                                  (4,611,639)     5,048,640
        Customer deposits                                                   (183,916)      (598,132)
        Deferred revenue                                                    (310,690)     1,258,552
        Other                                                                270,121        (45,471)
                                                                        ------------   ------------
 Net cash provided by (used in) operating activities                      15,836,943     (7,770,333)
                                                                        ------------   ------------
INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                           (21,586,568)   (12,678,767)
  Purchase of marketable securities                                      (15,065,983)   (16,221,907)
  Sales of marketable securities                                                   -      3,488,411
  Maturities of marketable securities                                      2,705,300     10,027,867
  Decrease (Increase) in deposits and other assets                           455,311       (390,454)
                                                                        ------------   ------------
    Net cash used in investing activities                                (33,491,940)   (15,774,850)
                                                                        ------------   ------------
FINANCING ACTIVITIES:
  Principal payments on long-term debt                                      (115,684)        (9,189)
  Increase in long-term debt                                              42,000,000              -
  Payments on notes payable to bank                                                -     (8,433,500)
  Advances on notes payable to bank                                                -      8,702,800
  S Corporation distribution payments                                              -       (491,700)
  Net proceeds from issuance of common stock                               1,315,740      1,303,560
                                                                        ------------   ------------
   Net cash provided by financing activities                              43,200,056      1,071,971
                                                                        ------------   ------------
Increase (decrease) in cash and cash equivalents                          25,545,059    (22,473,212)
Cash and cash equivalents at beginning of period                          48,804,158     97,010,076
                                                                        ------------   ------------
Cash and cash equivalents at end of period                              $ 74,349,217   $ 74,536,864
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

(2)  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996 previously filed with the Securities and Exchange Commission.

(3)  INVENTORIES

     Inventories are summarized as follows:


                                   March 1, 1997  August 31, 1996
                                    (Unaudited)      (Audited)
                                   -------------  ---------------
Finished products                    $ 6,549,240      $10,715,376
Work-in-process                       14,473,353       16,329,239
Subassemblies                          5,377,865        4,689,549
Raw materials and purchased parts     31,951,202       32,341,130
                                     -----------      -----------
                                     $58,351,660      $64,075,294
                                     -----------      -----------

(4)  SUPPLEMENTARY CASH FLOW INFORMATION


                                                       Six Months Ended
                                             ------------------------------------
                                             March 1, 1997    February 24,1996
                                             -------------  ---------------------
Schedule of interest and income taxes paid:

        Interest                              $   85,533             $  236,660

        Income taxes                          $3,816,630             $3,769,378

Capital leases entered into for financing purchases of equipment during the first six months of fiscal 1997 and 1996 were $0 and $241,610, respectively. In addition, the Company realized a tax benefit from the exercise of stock options of $70,280 and $2,426,802 in the first half of fiscal 1997 and 1996, respectively.

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

(6)  PRO FORMA INFORMATION

     On April 4, 1996, the Company completed the acquisition of Semiconductor Systems, Inc. (Semiconductor Systems). The acquisition of Semiconductor Systems was accounted for as a pooling of interest. Accordingly, all historical information for FSI International, Inc. and subsidiaries has been restated to include the operations of Semiconductor Systems as though the two entities have always been combined.

     Pro forma data shown on the consolidated statements of operations reflect the impact on income tax expense as if Semiconductor Systems was a C Corporation versus an S Corporation prior to the acquisition of Semiconductor Systems on April 4, 1996.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2.

RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST SIX MONTHS OF FISCAL 1997 COMPARED WITH THE SECOND QUARTER AND FIRST SIX MONTHS OF FISCAL 1996

The information in this discussion, except for the historical information contained herein, contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements are subject to various risks and uncertainties, including those described below under "Risk Factors". In addition, readers are also directed to the Risk Factors discussion found in the Company's Report on Form 10-K for the year ended August 31, 1996 and the Company's Report on Form 10-Q for the quarter ended Novenber 30, 1996. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. The Company assumes no obligation to publicly release any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences. Such forward-looking statements are marked with an asterisk (*).

In the first half of fiscal 1996, the microelectronics industry, primarily semiconductor device manufacturers began a slowdown in growth. As a result, certain of the Company's customers delayed orders and/or canceled expansion plans. Due to the difficult industry conditions, which are expected to last at least until the second half of calendar 1997, the Company adopted certain cost control measures in first quarter of fiscal 1997 in an attempt to align spending with expected sales decreases.*

Cost control measures, including mandatory furlough days, a reduction in executive compensation, and a 9% reduction in the work force were implemented in September 1996. The Company recorded a pretax charge of approximately $300,000 in the first quarter of fiscal 1997 relating to the reduction in force.

SALES:


                 Second Quarters Ended                       Six Months Ended
           ----------------------------------       -----------------------------------
            March 1,             February 24,         March 1,             February 24,
              1997      Change       1996               1997      Change       1996
           ----------------------------------       ------------------------------------
Sales      $60,157,375  (20.3%)   $75,432,414       $127,148,370  (12.8%)  $145,776,139


Sales decreased to $60.2 million for the second quarter ended March 1, 1997 as compared to $75.4 million for the second quarter of fiscal 1996. Sales for the six months ended March 1, 1997 decreased $18.6 million to $127.2 million as compared to $145.8 million for the first six months of fiscal 1996. The decrease in sales occurred in the Surface Conditioning and Microlithography product lines. The decrease in unit sales is largely due to a decreased demand for equipment resulting from the delays and cancellations of construction of new and the expansion of existing semiconductor manufacturing facilities by our customers. It is anticipated that the third quarter fiscal 1997 sales and net income levels will be lower than the second quarter fiscal 1997 sales and net income levels.* Sales levels are expected to increase in the fourth quarter of fiscal 1997 as compared to the third quarter of fiscal 1997.*

International sales were $25.5 million, and $20.8 million for the second quarter of fiscal 1997 and 1996, respectively, and represented approximately 42.3% and 27.6% of sales during these periods. International sales were $48.2 million and $49.1 million for the first half of fiscal 1997 and 1996, respectively, and represented 37.9% and 33.7% of sales during these periods. International sales were approximately 35% of total sales for fiscal 1996. The increase in international sales in second quarter fiscal 1997 as compared to second quarter fiscal 1996 occurred in both the European and Asia-Pacific Regions.

The microelectronics industry has been experiencing volatility in product demand and pricing, which has caused semiconductor device manufacturers to exercise caution in making capital equipment purchasing decisions. Certain semiconductor device manufacturers announced their intent to delay expansion of current facilities and/or the construction, facilitization or equipping of new manufacturing facilities. The Company has experienced some cancellations and delays of orders and delays in shipping of orders. Based upon current industry trends, the Company is expecting a sales decline of approximately 15% to 20% in fiscal 1997 as compared to fiscal 1996 sales of $304 million.* Further order cancellations or delays by customers are possible and could have a further adverse effect on the Company's financial results for fiscal 1997.*

If industry conditions continue to improve at the modest rate forecasted by analysts, the Company expects fiscal 1998 sales to increase to the fiscal 1996 level.* Sales could grow beyond this level if POLARIS(R) clusters are accepted by a few new customers.*

GROSS PROFIT:

                           Second Quarter                          Six Months Ended
                 ----------------------------------     ----------------------------------
                    1997      Change       1996           1997       Change       1996
                 ----------------------------------     ----------------------------------
Gross Profit     $21,292,202  (35.5%)  $32,989,136      $48,057,027  (23.5%)  $62,789,493

As a % of sales        35.4%                 43.7%            37.8%                 43.1%

Gross profit as a percentage of sales for second quarter of fiscal 1997 was 35.4% as compared to approximately 43.7% for second quarter of fiscal 1996. Gross profit as a percentage of sales for the first six months of fiscal 1997 was 37.8% as compared to approximately 43.1% for the first six months of fiscal 1996. The decrease in gross profit margin for the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996 was primarily due to foreign/domestic sales mix, product sales mix, product warranty costs, pricing pressures and lower utilization of manufacturing capacity. The decrease related to product mix is due to an increase in the percentage of total sales of the Company's lower margin products. The decrease in gross margins for the first half of fiscal 1997 as compared to the first half of fiscal 1996 is primarily due to product sales mix, pricing pressures and lower utilization of manufacturing capacity.

The Company's gross profit margin fluctuates as a result of a number of factors, including the mix of products sold, the proportion of international sales, competitive pricing pressures and the utilization of manufacturing capacity. The Company made a final payment to the licensor and now has a fully paid up, nonexclusive, worldwide license for its POLARIS(R) product. This
should improve the Company's gross profit margin on this product.*   The
Company does expect gross profit margins to increase as a percentage of sales in the third and fourth quarter of fiscal 1997 as compared to second quarter of fiscal 1997 due to product mix changes and lower warranty costs.* However, the Company expects overall gross margins to decrease in fiscal 1997 as compared to fiscal 1996 due to the industry slow-down, expected lower sales levels, start-up of the Company's new manufacturing facility in Allen, Texas, lower margins on new product introductions (primarily due to the high original equipment manufacturer content of such products), and increased pricing pressure from competitors.*

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:


                           Second Quarter                         Six Months Ended
                 -----------------------------------     ---------------------------------
                     1997      Change       1996           1997       Change      1996
                 -----------------------------------     ---------------------------------
SG&A             $12,247,047   (14.0%)  $14,235,371      $25,465,886  (5.6%)  $26,989,172

As a % of sales        20.4%                  18.9%            20.0%                18.5%

Selling, general and administrative expenses were $12.2 million and $14.2 million or 20.4% and 18.9% of sales during the second quarter of fiscal 1997 and 1996, respectively. For the first six months of fiscal 1997 and 1996, SG&A expenses were $25.5 million and $27.0 million or 20.0% and 18.5% of sales, respectively. The decrease in the amount of SG&A expenses in the second quarter and first half of fiscal 1997 was due to savings relating to the cost controls implemented early in fiscal 1997 including the shut down of the Company's operations during the weeks of Christmas and New Years. SG&A is also down due to reduced commission and incentive compensation expense due to lower sales and operating profit. Certain reductions of SG&A expense were offset by increased costs for information systems and customer service as our new business systems were implemented in January 1997 and the continued investment in our global customer support organization. Overall, the Company expects that SG&A expenses will increase slightly in the third and fourth quarters of fiscal 1997 on a dollar to dollar basis due to continued investments in customer support, computer systems implementation, and an expanded sales, marketing and support focus in the Asia-Pacific region.*

RESEARCH AND DEVELOPMENT EXPENSES:


                          Second Quarter                       Six Months Ended
                 --------------------------------     ---------------------------------
                    1997      Change     1996           1997       Change      1996
                 --------------------------------     ---------------------------------
R&D Expense      $8,917,409   (5.9%)  $9,473,017      $18,595,322   3.3%   $18,004,925

As a % of sales       14.8%                12.6%           14.6%                 12.4%

Research and development expenses for the second quarter of fiscal 1997 were $8.9 million, or 14.8% of sales, as compared to $9.5 million, or 12.6% of sales, for second quarter of fiscal 1996. For the first six months of fiscal 1997, research and development expenses were 14.6% of sales or $18.6 million as compared to 12.4% or $18.0 million for the first half of fiscal 1996. R&D dollars remain relatively constant as the Company continues product and process development efforts on new and existing products, including the ARIES(TM) CryoKinetic(TM) cleaning system, ZETA(TM) automated surface conditioning system, new POLARIS(R) cluster models and certain new chemical management products. The successful introduction of new products is important to the long-term growth of the Company.* The Company expects R&D expenses to increase on a dollar to dollar basis in the coming quarters as it accelerates certain programs in an effort to shorten the cycle time to get new products and processes into the market.* Overall, the Company's goal is to invest approximately 13% to 15% of sales in research and development programs.* The Company expects to be at the high end of this range during fiscal 1997 as it continues to invest in new product and process development programs.*

OTHER INCOME (EXPENSE), NET:

                              Second Quarter                      Six Months Ended
                      -------------------------------     --------------------------------
                        1997     Change      1996            1997      Change      1996
                      -------------------------------     ----------  -------  -----------
Other income,
(expense), net        $851,661   (26.2%)  $1,153,517      $1,522,813  (36.4%)  $2,395,822

As a % of sales           1.4%                  1.5%           1.2%                  1.6%

Other income, (expense) was approximately $852,000 and $1.5 million, respectively, of income for the second quarter and first six months of fiscal 1997 as compared to $1.2 million and $2.4 million, respectively, of income for the second quarter and first half of fiscal 1996. The majority of the change for the second quarter comparison was due to increased foreign currency transaction losses and lower interest income due to lower average cash and cash equivalents and marketable securities balances for the second quarter of fiscal 1997 as compared to second quarter of fiscal 1996. The decrease in other income (expense) for the first half of fiscal 1997 as compared to the first half of fiscal 1996 was due to lower average cash and cash equivalents and marketable securities balances for the first half of fiscal 1997 as compared to the first half of fiscal 1996.

INCOME TAX (BENEFIT) EXPENSE:

Income tax (benefit) expense for second quarter and first six months of fiscal 1997 was approximately ($303,000) tax benefit and $1.1 million tax expense, respectively, compared to approximately $3.6 million and $7.1 million of tax expense, respectively for second quarter and first six months of fiscal 1996. The tax rate for fiscal 1996 was 30% versus fiscal 1997 revised estimate of 20%.* The tax rate for fiscal 1997 was reduced to 20% due to expected lower earnings and the related impact on these expected earnings for certain tax differences such as R&D credit and tax exempt interest for fiscal 1997.

EQUITY IN EARNINGS OF AFFILIATES:


                         Second Quarter                      Six Months Ended
                 -------------------------------     ---------------------------------
                   1997     Change      1996            1997      Change      1996
                 -------------------------------     ---------------------------------
Equity in
  Earnings of
  Affiliates     $804,213   (57.6%)  $1,894,577      $1,827,801   (47.0%)  $3,450,676

As a % of sales      1.3%                  2.5%            1.4%                  2.4%

The equity in earnings of affiliates was $804,000 for the second quarter of fiscal 1997, compared to $1.9 million for the second quarter of fiscal 1996. For the first six months of fiscal 1997, equity in earnings of affiliates was $1.8 million compared to $3.5 million for the first half of fiscal 1996. The decrease is due to lower earnings at both affiliates (Metron Technology B.V. and m-FSI Ltd.) due to current industry conditions.

Due to current industry conditions, equity in earnings of affiliates is expected to range between $400,000 and $600,000 in each of the next two quarters for fiscal 1997.* However, as in the past, there may be significant quarter to quarter fluctuations.*

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and marketable securities approximated $109.8 million as of March 1, 1997, an increase of $37.9 million from the end of fiscal year 1996. The increase in cash, cash equivalents and marketable securities is a result of cash flow from operations of approximately $15.8 million, and the proceeds from the private debt placement of $42 million offset by the continued funding of facilities expansions.

The Company's accounts receivable decreased by approximately 24.3%, or $19.6 million, at March 1, 1997 as compared to $80.8 million at the end of fiscal 1996. The decrease in accounts receivable is mainly due to decreased sales levels.

The Company's inventory decreased approximately $5.7 million to $58.4 million at March 1, 1997 compared to $64.1 million at the end of fiscal 1996. This was mainly due to decreased levels of finished goods and work-in-process parts due to lower sales activity. As of March 1, 1997, the Company's current ratio of current assets to current liabilities was 4.4 to 1.0 and working capital was $188 million.

The Company had acquisitions of property, plant and equipment of approximately $21.6 million and $12.7 million for the first half of fiscal 1997 and fiscal 1996, respectively. The continuing acquisitions reflect the investments in computer equipment and facilities expansions. It is anticipated the Company will invest $45 to $50 million in fiscal 1997 on the facilities expansion projects and the computer systems conversion.*

The Company is in the process of constructing and equipping a new 80,000 square-foot laboratory and engineering facility at a cost of approximately $27.0 million, for the Surface Conditioning Division in Chaska, Minn. The Company expects to move the Surface Conditioning Division into the new facility in the middle of calendar 1997.

The laboratory facility will be equipped with certain new advanced surface conditioning products which were introduced in late fiscal 1996 or are expected to be introduced in fiscal 1997.*

In March, 1997, the Company completed the building and equipping of a 150,000 square-foot engineering, manufacturing and laboratory facility in Allen, Texas, for the purpose of expanding the manufacturing and development capabilities of the Company's Microlithography Division. The new facility cost approximately $21.0 million.

The Company completed a private debt placement on December 19, 1996 for approximately $30.0 million of 7.15% senior unsecured notes due 2004 and $12.0 million of 7.27% senior unsecured notes due 2006. The proceeds from the private debt placement will be used to acquire equipment for the Company's demonstration and product and process development laboratories, other capital expenditure and general corporate purposes. The Company believes that with existing cash, cash equivalents, marketable securities, internally generated funds and proceeds from the private debt placement, there will be sufficient funds to meet the Company's currently projected working capital and other cash requirements through at least mid-fiscal 1998.*

The Company believes that success in its industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies.* The Company may fund such activities with additional equity or debt financings.* The sale of additional equity or debt securities could result in additional dilution to the Company's shareholders.*

RISK FACTORS

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

NEW FACILITIES CONSTRUCTION:

The Company added manufacturing capacity during fiscal 1997. This additional manufacturing capacity will have a negative impact on gross profit margins if the Company's anticipated revenue levels are not met. The potential impact of idle manufacturing capacity on gross margins could also have an adverse impact on the Company's future financial results.


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

SUCCESS OF COMPANY'S AFFILIATED DISTRIBUTORS:

The majority of the Company's international sales are made through its affiliated distributors, Metron Technology B.V., and m-FSI Ltd. These affiliated distributors also provide service and support to many of the Company's international customers. The affiliated distributors also sell other principals' products. A reduction in the sales efforts or financial viability of such distributors or a loss of a significant principal by a distributor could affect the Company's results of operations.

IMPLEMENTATION OF NEW BUSINESS SYSTEM:

The Company is in the post-implementation phase of a new Company-wide integrated business system. If the new system is not successful, there may be an adverse impact on the Company's business and results of operations.

HIGHLY COMPETITIVE INDUSTRY:

The microelectronics processing equipment industry is highly competitive. The Company faces substantial competition throughout the world. The Company believes that to remain competitive, it will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development. The Company believes that the microelectronics industry is becoming increasingly dominated by large manufacturers who have the resources to support customers on a worldwide basis. Certain of the Company's competitors have substantially greater financial, marketing, and customer service and support capabilities than the Company. There is the possibility of large equipment companies entering the market areas in which the Company competes. In addition, there are smaller emerging microelectronics equipment companies that provide innovative technology. The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. No assurance can be given that the Company will continue to compete successfully in the United States or elsewhere.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           During the second quarter of fiscal 1996, Eric C. and Angie L. Hsu (the "plaintiffs") filed a lawsuit in the Superior Court of California, County of Alameda, Southern Division, against Semiconductors Systems, Inc. ("Semiconductor Systems"), a wholly-owned subsidiary of the Company that was acquired in April 1996, and the former shareholders of Semiconductor Systems.
           In the fall of 1995, pursuant to the Employee Stock Purchase and Shareholder Agreement dated November 30, 1990 between Mr. Hsu and Semiconductor Systems (the "Shareholder Agreement") and in connection with Mr. Hsu's termination of his employment with Semiconductor Systems in August 1995, the former shareholders of Semiconductor Systems purchased the shares of Semiconductor Systems common stock then held by Mr. Hsu. The plaintiffs are claiming, among other things, that such purchase breached the Shareholder Agreement and violated the California Corporations Code, breached the fiduciary duty owed plaintiffs by the individual defendants and constituted fraud. The plaintiffs are seeking, among other things, damages in an amount to be proven at trial, punitive damages, attorneys' fees and a constructive trust over the shares held in the escrow mentioned below. Discovery in this case is at a very preliminary stage. Semiconductor Systems intends to vigorously defend the lawsuit.

           The Company, on behalf of Semiconductor Systems, has made a claim with respect to the lawsuit under the escrow created at the time of the Company's acquisition of Semiconductor Systems. The escrow was established to secure certain indemnification obligations of the former shareholders of Semiconductor Systems. The former shareholders have agreed to hold the Company and Semiconductor Systems harmless from any claim arising out of any securities transactions between the shareholders or former shareholders of Semiconductor Systems and Semiconductor Systems. The escrow consists of an aggregate of 250,000 shares of Company Common Stock
           paid to the former shareholders of   Semiconductors Systems as
           consideration in the acquisition.

ITEM 2.    CHANGE IN SECURITIES

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the Company's Annual Meeting of Shareholders held on January 22, 1997, the shareholders approved the following:

           (1) Election of two Class I Directors to serve a three-year term. Each nominated director was elected as follows:

           DIRECTOR-NOMINEE      VOTES FOR        VOTES ABSTENTIONS
           ----------------      ---------        -----------------

           James A. Bernards     20,213,833           105,134
           Joanna T. Lau         20,213,533           105,434

           Neil R. Bonke, Joel A. Elftmann and Robert E. Lorenzini, as Class II Directors, and Terrence W. Glarner and
           Charles R. Wofford, as Class III Directors, continue to serve as directors of the Company.

           (2) Proposal to adopt the FSI International, Inc. 1997 Omnibus Stock Plan. The proposal received 16,602,126 votes for and 3,614,397 votes against. There were 102,444 abstentions.

           (3) Proposal to ratify the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending August 30, 1997. The proposal received 20,204,164 votes for and 64,759 votes against. There were 50,444 abstentions.


ITEM 5.    OTHER INFORMATION

           None

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

 (a)(3)  Exhibits


  * An asterisk next to a listed Exhibit indicates it is an executive compensation plan or arrangement

  2.1 Agreement and Plan of Reorganization dated December 23, 1994 by and among the Company, ACS Acquisition Corp., Applied Chemical Solutions, and certain significant shareholders of Applied Chemical Solutions. (1)
  2.2 Share Purchase Agreement dated December 14, 1994 by and among the Company, Metron Semiconductors Europa B.V., Christopher Springall, Anthony Springall, Roger Springall, David Springall and Michael Springall. (2)
  2.3 Agreement and Plan of Reorganization by and among FSI International, Inc., Spectre Acquisition Corp. and Semiconductor Systems, Inc. (14)
  3.1  Restated Articles of Incorporation of the Company. (3)
  3.2  Restated By-Laws. (4)
  3.3  Amendment to Restated By-Laws. (5)
  4.1  FSI Corporation Stock Purchase Agreement dated March 20, 1981. (4)
  4.2  Stock Purchase Agreement dated September 15, 1982. (4)
  4.3 Common Stock and Common Stock Purchase Warrants Agreement dated October 15, 1985. (4)
  4.4 Second Amendment, dated as of January 9, 1989, to Common Stock and Common Stock Warrants Purchase Agreement dated as of October 15, 1985.
       (5)
  4.5  Registration and Preemptive Rights Agreement dated October 15, 1985. (4)
  4.6  Note Purchase Agreement between FSI International, Inc. and
       Metropolitan Life Insurance Company and other certain purchasers. (Schedule A omitted) (16)
*10.1  1983 Incentive Stock Option Plan. (4)
*10.2  1982 Nonqualified Stock Option Plan. (4)
*10.3 Split Dollar Insurance Agreement and Collateral Assignment Agreement dated December 28, 1989, between the Company and Joel A. Elftmann. (Similar agreements between the Company and each of Robert E. Cavins, Benjamin J. Sloan, Dale A. Courtney, Peter A. Pope, Benno G. Sand, J. Wayne Stewart and Timothy D. Krieg have been omitted, but will be filed upon the request of the Commission). (4)
 10.4 Lease dated June 27, 1985, between the Company and Lake Hazeltine Properties. (7)
 10.5 Lease dated September 1, 1985, between the Company and Elftmann, Wyers, Blackwood Partnership. (7)
 10.6 Lease dated September 1, 1985, between the Company and Elftmann, Wyers Partnership. (7)
*10.7  1989 Stock Option Plan. (5)
*10.8  Amended and Restated Employees Stock Purchase Plan. (3)
 10.9  Omitted
10.10 Shareholders Agreement among FSI International, Inc. and Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991. (8)
10.11 FSI Exclusive Distributorship Agreement dated as of August 14, 1991 between FSI International, Inc. and moFSI, Ltd. (8)
10.12 FSI Licensing Agreement dated as of August 14, 1991, between FSI International, Inc. and moFSI, Ltd. (8)
10.13 License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (9)

  10.14 Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (9)
  10.15 Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated. (10)
 *10.16 Amended and Restated Directors' Nonstatutory Stock Option Plan. (11) *10.17 Management Agreement between FSI International, Inc. and Robert E.
         Cavins, effective as of March 28, 1994. (11)
 *10.18 Management Agreement between FSI International, Inc. and Dale A. Courtney, effective as of March 28, 1994. (11)
 *10.19 Management Agreement between FSI International, Inc. and Joel A. Elftmann, effective as of March 28, 1994. (11)
 *10.20 Management Agreement between FSI International, Inc. and Timothy D. Krieg, effective as of March 28, 1994. (11)
 *10.21 Management Agreement between FSI International, Inc. and Peter A. Pope, effective as of March 28, 1994. (11)
 *10.22 Management Agreement between FSI International, Inc. and Benno G. Sand, effective as of March 31, 1994. (11)
 *10.23  Management Agreement between FSI International, Inc. and Benjamin
         J. Sloan, effective as of March 28, 1994. (11)
 *10.24 Management Agreement between FSI International, Inc. and J. Wayne Stewart, effective as of March 28, 1994. (11)
 *10.25 Management Agreement between FSI International, Inc. and Charles R. Wofford effective as of February 5, 1996. (15)
 *10.26  FSI International, Inc. 1994 Omnibus Stock Plan. (12)
 *10.27  FSI International, Inc. 1996 Incentive Plan (13)
  10.28 First Amendment to Lease made and entered into October 31, 1995 by and between Lake Hazeltine Properties and FSI International, Inc.
         (13)
  10.29 Distribution Agreement made and entered into as of July 6, 1995 by and between FSI International, Inc. and Metron Semiconductors
         Europa B.V. (Exhibits to Agreement omitted) (13)
  10.30 Lease dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)
  10.31 Lease Rider dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)
  10.32 Lease Amendment dated November 15, 1995 between Roland A. Stinski and FSI International, Inc. (Exhibits to Amendment omitted) (13)
  10.33  FSI International, Inc. 1997 Omnibus Stock Plan*
   11.1  Computation of Per Share Earnings of FSI International, Inc.
   27.0  Financial Data Schedule

---------------

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

(6) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 25, 1990, as amended by Form 8 dated December 20, 1990, and by Form 8 dated February 5, 1991, SEC File No. 0-17276, and incorporated by reference. Similar agreements between the Company and each of Robert E. Cavins, J. Wayne Stewart, Benjamin J. Sloan, Dale A. Courtney, Peter A. Pope, Benno G. Sand and Timothy D. Krieg have been omitted, but will be filed upon the request of the Commission.
(7) Filed as an Exhibit to the Company's Registration Statement on Form S-1, SEC File No. 33-25035, and incorporated by reference.
(8) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.
(9) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended February 29, 1992, SEC File No. 0-17276, and incorporated by reference.
(10) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1993, SEC File No. 0-17276, and incorporated by reference.
(11) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.
(12) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.
(13) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1995, SEC File No. 0-17276, and incorporated by reference.
(14) Filed as an Exhibit to the Company's Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-01509, and incorporated by reference.
(15) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1996, SEC File No. 0-17276 and incorporated by reference.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the second quarter ending March 1, 1997.

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



                                                FSI INTERNATIONAL, INC.
                                                . . . . . . . . . . . . .

                                                       [Registrant]


DATE:  April 14, 1997




                                      By:  /s/Benno Sand
                                          ----------------------------
                                          Benno Sand
                                          Executive Vice President and
                                          Chief Financial Officer
                                          on behalf of the
                                          Registrant and as
                                          Principal Financial Officer