Form 10-Q
period 1997-05-31
FSI INTERNATIONAL INC
filed 1997-07-14
CIK 841692

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

for the quarterly period ended  MAY 31, 1997
                              -------------------------------------------------
                                       or


[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934


For the transition period from                       to
                              -----------------------  ------------------------

Commission File Number:                 0-17276
                       --------------------------------------------------------

                           FSI INTERNATIONAL, INC.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                  MINNESOTA                                         41-1223238
------------------------------------------------------------------------------------------------------
(State or  other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)


    322 LAKE HAZELTINE DRIVE, CHASKA, MINNESOTA                       55318
------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

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

COMMON STOCK, NO PAR VALUE - 22,515,895 SHARES OUTSTANDING AS OF JUNE 23, 1997

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q


PART I.               FINANCIAL INFORMATION                                                  PAGE NO.
-------               ---------------------                                                  --------
Item 1.               Consolidated Condensed Financial Statements:

                          Consolidated Condensed Balance Sheets
                          as of May 31, 1997 (Unaudited) and August 31, 1996                    3

                          Consolidated Condensed Statements of Operations
                          (Unaudited) for the quarters ended May 31, 1997
                          and May 25, 1996                                                      5

                          Consolidated Condensed Statements of Operations (Unaudited)
                          for the nine months ended May 31, 1997 and May 25, 1996               6

                          Consolidated Condensed Statements of Cash Flows (Unaudited)
                          for the nine months ended May 31, 1997 and May 25, 1996               7

                          Notes to Consolidated Condensed Financial Statements (Unaudited)      8
Item 2.
                          Management's Discussion and Analysis of Financial Condition and
                          Results of Operations                                                10

PART II.              OTHER INFORMATION
                      -----------------
Item 6.               Exhibits and Reports on Form 8-K.                                        21

                      SIGNATURES                                                               24
                      ----------

                    PART I.  Item 1.   FINANCIAL INFORMATION


                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                        MAY 31, 1997 AND AUGUST 31, 1996


                                     ASSETS




                                                             May 31,       August 31,
                                                              1997           1996
                                                           (Unaudited)     (Audited)
                                                          -------------   -----------
Current assets:
        Cash and cash equivalents                         $  75,746,877   $ 48,804,158
        Marketable securities                                27,426,953     23,116,484
        Trade accounts receivable, net of allowance for
          doubtful accounts of $1,979,000 and $1,843,000,
          respectively                                       34,296,548     60,532,701
        Trade accounts receivable from affiliates            14,444,440     20,228,673
        Inventories                                          65,428,016     64,075,294
        Deferred income tax benefit                           9,262,861      8,262,861
        Prepaid expenses and other current assets             8,646,997      4,974,079
                                                          -------------   ------------
                Total current assets                        235,252,692    229,994,250
                                                          -------------   ------------
Property, plant and equipment, at cost                      100,924,752     68,227,403
        Less accumulated depreciation and amortization      (29,342,746)   (22,632,786)
                                                          -------------   ------------
                                                             71,582,006     45,594,617
                                                          -------------   ------------
Investment in affiliates                                     15,035,696     12,765,401
Deposits and other assets                                     3,137,075      4,395,595
Deferred income tax benefit                                     533,518        533,518
                                                          -------------   ------------
                                                          $ 325,540,987   $293,283,381
                                                          =============   ============

     See accompanying notes to consolidated condensed financial statements

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                        MAY 31, 1997 AND AUGUST 31, 1996
                                  (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                           May 31,       August 31,
                                                            1997           1996
                                                         (Unaudited)     (Audited)
                                                        ------------     ------------
Current liabilities:
   Current maturities of long-term debt                 $      152,700   $    207,000
   Trade accounts payable                                   21,860,799     30,834,470
   Accrued expenses                                         21,365,208     29,069,279
   Customer deposits                                         4,088,282      3,710,547
   Deferred revenue                                         12,205,042      9,824,693
                                                        --------------   ------------
         Total current liabilities                          59,672,031     73,645,989
                                                        --------------   ------------
Long-term debt, less current maturities                     42,166,836        290,948
Deferred income taxes                                           94,073         92,021

Minority interest                                            1,364,550      1,127,058

Stockholders' equity:
   Preferred stock, no par value; 9,700,000 shares
      authorized; none issued and outstanding                        -              -
   Series A Junior Participating Preferred Stock, no par
      value; 300,000 shares authorized; none issued
      and outstanding                                                -              -
   Common stock, no par value; 50,000,000 shares
      authorized; issued and outstanding, 22,510,508
      and  22,362,056 shares at May 31, 1997
      and August 31, 1996, respectively                    159,159,823    157,731,828
 Retained earnings                                          63,579,860     60,345,308
 Cumulative translation adjustment                            (496,186)        50,229
                                                        --------------   ------------
         Total stockholders' equity                        222,243,497    218,127,365
                                                        --------------   ------------
                                                        $  325,540,987   $293,283,381
                                                        ==============   ============

     See accompanying notes to consolidated condensed financial statements

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              FOR THE QUARTERS ENDED MAY 31, 1997 AND MAY 25, 1996
                                  (Unaudited)




                                                    May 31,        May 25,
                                                     1997           1996
                                                 ------------   ------------
Sales (including sales to affiliates of
   $15,067,000 and $20,565,000, respectively)    $ 51,393,863   $ 67,465,704

Cost of goods sold                                 31,726,229     37,758,600
                                                 ------------   ------------
     Gross profit                                  19,667,634     29,707,104

Selling, general and administrative expenses       14,391,419     14,813,261
Research and development expenses                  10,794,056     10,186,062
                                                 ------------   ------------
     Operating (loss) income                       (5,517,841)     4,707,781

Interest expense                                     (705,605)      (144,657)
Interest income                                     1,227,237      1,269,116
Other income (expense), net                          (138,688)        (3,792)
                                                 ------------   ------------
     (Loss) income before income taxes             (5,134,897)     5,828,448

Income tax (benefit) expense                       (1,195,822)       828,394
                                                 ------------   ------------
     (Loss) income before minority interest
            and equity in earnings of affiliates   (3,939,075)     5,000,054

Minority interest                                     116,364         (7,421)

Equity in earnings of affiliates                    1,078,663        763,838
                                                 ------------   ------------
     Net (loss) income                            ($2,744,048)  $  5,756,471
                                                 ============   ============
     Net (loss) income per common share                ($0.12)  $       0.25

     Weighted average common shares
      and common share equivalents                 22,507,019     23,061,313

Pro forma Data:  (See Note 6)
     Income tax (benefit) expense                 ($1,195,822)  $    888,394

     Net (loss) income                            ($2,744,048)  $  5,696,471

     Net income per common share                       ($0.12)  $       0.25

     See accompanying notes to consolidated condensed financial statements

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            FOR THE NINE-MONTHS ENDED MAY 31, 1997 AND MAY 25, 1996
                                  (Unaudited)




                                                    May 31,        May 25,
                                                     1997           1996
                                                 ------------   ------------
Sales (including sales to affiliates of
   $57,885,000 and $52,117,000, respectively)    $178,542,233   $213,241,843
Cost of goods sold                                110,817,572    120,745,246
                                                 ------------   ------------
     Gross profit                                  67,724,661     92,496,597

Selling, general and administrative expenses       39,857,305     41,802,433
Research and development expenses                  29,389,378     28,190,987
                                                 ------------   ------------
     Operating (loss) income                       (1,522,022)    22,503,177

Interest expense                                     (936,538)      (379,121)
Interest income                                     3,185,868      3,972,973
Other income (expense), net                          (343,573)       (77,363)
                                                 ------------   ------------
     Income before income taxes                       383,735     26,019,666

Income tax (benefit) expense                          (92,096)     7,878,661
                                                 ------------   ------------
     Income before minority interest
          and equity in earnings of affiliates        475,831     18,141,005

Minority interest                                    (147,743)      (285,585)

Equity in earnings of affiliates                    2,906,464      4,214,514
                                                 ------------   ------------
     Net income                                  $  3,234,552   $ 22,069,934
                                                 ============   ============
     Net income per common share                 $        .14   $        .95

     Weighted average common shares
      and common share equivalents                 22,905,188     23,167,428

Pro forma Data:  (See Note 6)
     Income tax (benefit) expense                $    (92,096)  $  8,184,661

     Net income                                  $  3,234,552   $ 21,763,934

     Net income per common share                 $        .14   $        .94

     See accompanying notes to consolidated condensed financial statements

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED MAY 31, 1997 AND MAY 25, 1996
                                  (Unaudited)



                                                            May 31,        May 25,
                                                             1997           1996
                                                         ------------   ------------
OPERATING ACTIVITIES:
  Net income                                             $  3,234,552   $ 22,069,934
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
        Minority interest                                     147,743        285,585
        Provision for deferred income taxes                     2,052     (1,481,712)
        Depreciation and amortization                       8,475,486      4,999,937
        Equity in earnings of affiliates                   (2,906,464)    (4,214,514)
        Loss on disposal of equipment                          11,901              -
        Changes in operating assets and liabilities:
            Trade accounts receivable                      32,020,386     (4,962,161)
            Inventories                                    (1,352,722)   (24,674,956)
            Other current assets                           (3,312,918)     1,489,832
            Trade accounts payable                         (8,973,671)    (6,012,348)
            Accrued expenses                               (8,633,791)     4,873,655
            Customer deposits                                 377,735       (468,883)
            Deferred revenue                                2,380,349      1,630,820
            Other                                             179,503        (67,367)
                                                         ------------   ------------
  Net cash provided by (used in) operating activities      21,650,141     (6,532,178)
                                                         ------------   ------------
INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment            (34,151,335)   (20,128,631)
  Purchase of marketable securities                       (18,685,251)   (20,256,227)
  Sales of marketable securities                            9,317,052      3,488,411
  Maturities of marketable securities                       5,057,730     13,862,117
  Decrease (increase) in deposits and other assets            575,079       (263,903)
                                                         ------------   ------------
    Net cash used in investing activities                 (37,886,725)   (23,298,233)
                                                         ------------   ------------
FINANCING ACTIVITIES:
  Additions to long-term debt                              42,000,000        105,265
  Principal payments on  long-term debt                      (178,412)      (182,321)
  Advances on notes payable to bank                                 -      9,906,741
  Payment on notes payable to bank                                  -    (14,406,741)
  Net proceeds from issuance of common stock                1,357,715        225,755
  S Corporation distribution payments                               -       (629,100)
                                                         ------------   ------------
    Net cash provided by (used in) financing activities    43,179,303     (4,980,401)
                                                         ------------   ------------
Increase (decrease) in cash and cash equivalents           26,942,719    (34,810,812)

Cash and cash equivalents at beginning of period           48,804,158     97,010,076
                                                         ------------   ------------
Cash and cash equivalents at end of period               $ 75,746,877   $ 62,199,264
                                                         ============   ============

     See accompanying notes to consolidated condensed financial statements

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

(3)  INVENTORIES

     Inventories are summarized as follows:


                                             May 31, 1997  August 31, 1996
                                             (Unaudited)      (Audited)
                                             ------------  ---------------

        Finished products                    $  9,096,863  $    10,715,376
        Work-in-process                        18,314,155       16,329,239
        Subassemblies                           6,844,286        4,689,549
        Raw materials and purchased parts      31,172,712       32,341,130
                                             ------------  ---------------
                                             $ 65,428,016  $    64,075,294
                                             ------------  ---------------

(4)  SUPPLEMENTARY CASH FLOW INFORMATION


                                                     Nine Months Ended
                                             -----------------------------
                                             May 31, 1997     May 25, 1996
                                             ------------  ---------------

     Schedule of interest and income taxes paid:

          Interest                           $    159,184  $       381,821

          Income taxes                       $  4,959,938  $     8,397,219

     Capital leases entered into for financing purchases of equipment by the Company during the first nine months of fiscal 1997 and 1996 were $0 and $241,600, respectively. In addition, the Company realized a tax benefit from the exercise of stock options of $70,280 and $3,534,000 in the first nine months of fiscal 1997 and 1996, respectively.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)

(5) PRIVATE DEBT PLACEMENT

    On December 19, 1996, the Company completed a private debt placement for $30.0 million of 7.15% senior unsecured notes due 2004 and $12.0 million of 7.27% senior unsecured notes due 2006. The notes are subject to certain affirmative and negative covenants, including financial ratio tests such as an indebtedness ratio and a tangible net worth test.

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

(7) SHAREHOLDER RIGHTS PLAN

    On May 22, 1997, the Company adopted a Shareholder Rights Plan (the "Rights Plan"). Pursuant to the Rights Plan, rights were distributed as a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, no par value, of the Company. The dividend was paid on June 10, 1997 to Stockholders of Record on that date. The Rights will expire on June 10, 2007 unless extended or earlier redeemed or exchanged by the Company.

    Under the Rights Plan, each Right will entitle the registered holder to purchase one-hundredth of a Series A Junior Participating Preferred
    Share ("Preferred Shares"), no par value, of the Company at a price of $90. The Rights will become exercisable only if a person or group acquires beneficial ownership of 15 percent or more of the Company's common stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company's common stock.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2.

RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 1997 COMPARED WITH THE THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 1996

The information in this discussion, except for the historical information contained herein, contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements are subject to various risks and uncertainties, including those described below under "Risk Factors". In addition, readers are also directed to the Risk Factors discussion found in the Company's Report on Form 10-K for the year ended August 31, 1996 and the Company's Report on Form 10-Q for the quarters ended November 30, 1996 and March 1, 1997. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. The Company assumes no obligation to publicly release any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences. Such forward-looking statements are marked with an asterisk (*).

In the first half of fiscal 1996, the microelectronics industry, primarily semiconductor device manufacturers, began a slowdown in growth. As a result, certain of the Company's customers delayed orders and/or canceled expansion plans. Due to the difficult industry conditions, which are expected to last at least until the second half of calendar 1997, the Company adopted certain cost control measures in first quarter of fiscal 1997 in an attempt to more closely align spending with expected sales decreases.*

Cost control measures, including mandatory furlough days, a temporary reduction in executive compensation, and a 9% reduction in the work force were implemented in September 1996. The Company recorded a pretax charge of approximately $300,000 in the first quarter of fiscal 1997 relating to the reduction in force.

SALES:


             Third Quarters Ended                  Nine Months Ended
       ---------------------------------  -----------------------------------
         May 31,               May 25,      May 31,                May 25,
          1997      Change      1996          1997      Change       1996
       ---------------------------------  -----------------------------------
Sales  $51,393,863  (23.8%)  $67,465,704  $178,542,233  (16.3%)  $213,241,843

Sales decreased to $51.4 million for the third quarter ended May 31, 1997 as compared to $67.5 million for the third quarter of fiscal 1996. Sales for the nine months ended May 31, 1997 decreased $34.7 million to $178.5 million as compared to $213.2 million for the first nine months of fiscal 1996. The decrease in sales occurred in the Surface Conditioning and Microlithography product lines for both periods. The decrease in unit sales is largely due to a decreased demand for equipment resulting from the delays or cancellations of construction of new and the expansion of existing semiconductor manufacturing facilities by our customers. Sales levels are expected to increase in the fourth quarter of fiscal 1997 as compared to the third quarter of fiscal 1997.*

Foreign sales were $19.0 million and $21.8 million for the third quarter of fiscal 1997 and 1996, respectively, and represented approximately 37.0% and 32.3% of sales during these periods. Foreign sales were $67.2 million and $70.9 million for the first nine months of fiscal 1997 and 1996, respectively, and represented 37.6% and 33.3% of sales during these periods. Foreign sales were approximately 35% of total sales for fiscal 1996. The increase in foreign sales in the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996 occurred in the Asia-Pacific Region. The increase in foreign sales for the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996 occurred in the European Region.

The microelectronics industry has been experiencing volatility in product demand and pricing, which has caused semiconductor device manufacturers to exercise caution in making capital equipment purchasing decisions. Certain semiconductor device manufacturers announced their intent to delay expansion of current facilities and/or the construction, facilitization or equipping of new manufacturing facilities. The Company has experienced some cancellations and delays of orders and delays in shipping of orders. Based upon current industry trends, the Company is expecting a sales decline of approximately 15% to 20% in fiscal 1997 as compared to fiscal 1996 sales of $304 million.* Further order cancellations or delays by customers are possible and could have a further adverse effect on the Company's financial results for fiscal 1997.*

If industry conditions continue to improve at the modest rate forecasted by analysts, the Company expects fiscal 1998 sales to increase to the fiscal 1996 level.* Sales could grow beyond this level if the Company can broaden its customer base for the Microlithography cluster products.*

GROSS PROFIT:

                         Third Quarters Ended                Nine Months Ended
                 ----------------------------------  ---------------------------------
                   May 31,               May 25,       May 31,               May 25,
                    1997      Change       1996         1997      Change       1996
                 ----------------------------------  ---------------------------------
Gross Profit     $19,667,634  (33.8%)  $29,707,104   $67,724,661  (26.8%)  $92,496,597

As a % of sales         38.3%                 44.0%         37.9%                 43.4%

Gross profit as a percentage of sales for the third quarter of fiscal 1997 was 38.3% as compared to approximately 44.0% for third quarter of fiscal 1996. Gross profit as a percentage of sales for the first nine months of fiscal 1997 was 37.9% as compared to approximately 43.4% for the first nine months of fiscal 1996. The decrease in gross profit margin for the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996 was primarily due to product sales mix and to lower utilization of manufacturing capacity. The decrease in gross margins for the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996 was primarily due to product sales mix, pricing pressures, product warranty costs and lower utilization of manufacturing capacity. The decrease related to product mix is due to an increase in the percentage of total sales of the Company's lower margin products.

The Company's gross profit margin fluctuates as a result of a number of factors, including the mix of products sold, the proportion of foreign sales, competitive pricing pressures and the utilization of manufacturing capacity. The Company does expect gross profit margins to increase as a percentage of sales in the fourth quarter of fiscal 1997 as compared to third quarter of fiscal 1997 as the product sales mix changes to higher margin products.* However, the Company expects overall gross margins in fiscal 1997 to be below fiscal 1996 levels due to lower sales resulting from the industry slow-down, lower utilization of manufacturing capacity resulting from the lower sales level and the cost of the start-up of the Company's new manufacturing facility in Allen, Texas, lower margins on new product introductions (primarily due to the high original equipment manufacturer content of such products), and increased pricing pressure from competitors.*

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:


                            Third Quarters Ended                             Nine Months Ended
                 ----------------------------------------  -------------------------------------------------
                   May 31,                    May 25,        May 31,                              May 25,
                    1997       Change          1996           1997              Change             1996
                 ----------------------------------------  -------------------------------------------------
SG&A             $14,391,419   (2.8%)        $14,813,261          $39,857,305   (4.7%)          $41,802,433

As a % of sales         28.0%                       22.0%                22.3%                         19.6%

Selling, general and administrative expenses were $14.4 million and $14.8 million or 28.0% and 22.0% of sales during the third quarter of fiscal 1997 and 1996, respectively. For the first nine months of fiscal 1997 and 1996, SG&A expenses were $39.9 million and $41.8 million or 22.3% and 19.6% of sales, respectively. The decrease in the amount of SG&A expenses in the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996 was mainly due to reduced incentive compensation as a result of lower operating profit. The decrease in the amount of SG&A expenses in the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996 was due to savings relating to the cost controls implemented early in fiscal 1997 and also due to reduced commission and incentive compensation expense as a result of lower sales and operating profit. Certain reductions of SG&A expense were offset by i) increased costs for information systems as our new business systems were implemented in January 1997, ii) customer services costs as the Company continued investment in its global customer support organization and
iii) overall infrastructure costs associated with the new facilities. The Company expects that SG&A expenses will increase in the fourth quarter of fiscal 1997 on a dollar to dollar basis as compared to the third quarter of fiscal 1997 due to continued investments in customer support, computer systems implementation, and an expanded sales, marketing and support focus in the Asia-Pacific Region.*

RESEARCH AND DEVELOPMENT EXPENSES:


                         Third Quarters Ended                          Nine Months Ended
                 ----------------------------------          ------------------------------------
                  May 31,                  May 25,            May 31,                   May 25,
                   1997        Change       1996               1997        Change        1996
                 ----------------------------------          ------------------------------------
R&D Expense      $10,794,056   6.0%    $10,186,062           $29,389,378   4.3%       $28,190,987

As a % of sales         21.0%                 15.1%                 16.5%                    13.2%

Research and development expenses for the third quarter of fiscal 1997 were $10.8 million, or 21.0% of sales, as compared to $10.2 million, or 15.1% of sales, for the third quarter of fiscal 1996. For the first nine months of fiscal 1997, research and development expenses were 16.5% of sales or $29.4 million as compared to 13.2% or $28.2 million for the first nine months of fiscal 1996. R&D dollars have increased as the Company continues its product and process development efforts on new and existing products, including the ZETA(TM) automated batch surface conditioning system, the POLARIS(R) 2500 cluster and 300mm program and certain new chemical management products. The successful introduction of new products and processes is important to the long-term growth of the Company.* R&D expense is expected to increase in the fourth quarter of fiscal 1997 on a dollar-to-dollar basis as compared to the third quarter of fiscal 1997 as the Company continues to invest in next generation products and process applications, including our 300mm initiatives.* The amount of the increase will be dependent upon the availability of and our ability to hire engineers.* Overall, the Company's goal is to invest approximately 13% to 15% of sales in research and development programs annually.* The Company expects to exceed the high end of this range during fiscal 1997 as it continues to invest in new product and process development programs.*

OTHER INCOME (EXPENSE), NET:

                                 Third Quarters Ended                                      Nine Months Ended
                      ------------------------------------------           -----------------------------------------------
                      May 31,                           May 25,                    May 31,                      May 25,
                       1997               Change         1996                       1997            Change       1996
                      ------------------------------------------           -----------------------------------------------
Other Income,
(Expense), Net        $382,944            (65.8%)     $1,120,667           $1,905,757               (45.8%)     $3,516,489

As a % of sales            0.7%                              1.7%                 1.1%                                 1.6%

Other income (expense), net was approximately $383,000 and $1.9 million, respectively, of income for the third quarter and first nine months of fiscal 1997 as compared to $1.1 million and $3.5 million, respectively, of income for the third quarter and first nine months of fiscal 1996. The majority of the change for the third quarter comparison was due to increased interest expense due to the completion of a $42 million private debt placement in December of 1996. The decrease in other income (expense) for the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996 was due to increased interest expense and also due to lower average interest rates as a result of higher investments in tax-exempt securities for the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996.

INCOME TAX (BENEFIT) EXPENSE:

Income tax (benefit) expense for the third quarter and the first nine months of fiscal 1997 was approximately ($1.2) million and ($92,000) tax benefit, respectively, compared to approximately $828,000 and $7.9 million of tax expense, respectively, for third quarter and first nine months of fiscal 1996. The tax rate for fiscal 1996 was 30% . We expect a 24% tax benefit in fiscal 1997.* The tax rate for fiscal 1997 was reduced to a 24% tax benefit due to expected lower earnings and the related impact on these expected earnings for certain tax differences such as R&D credit and tax exempt interest.*

EQUITY IN EARNINGS OF AFFILIATES:


                                Third Quarters Ended                              Nine Months Ended
                 -----------------------------------------------  ---------------------------------------------
                 May 31,                            May 25,       May 31,                               May 25,
                  1997              Change           1996          1997              Change              1996
                 -----------------------------------------------  ---------------------------------------------
Equity in
  Earnings of
  Affiliates     $  1,078,663       41.2%        $763,838         $2,906,464         (31.0%)         $4,214,514

As a % of sales           2.1%                        1.1%               1.6%                               2.0%

The equity in earnings of affiliates was $1.1 million for the third quarter of fiscal 1997, compared to $764,000 for the third quarter of fiscal 1996. For the first nine months of fiscal 1997, equity in earnings of affiliates was $2.9 million compared to $4.2 million for the first nine months of fiscal 1996. The increase for the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996 is due to improved performance of m-FSI, the Company's affiliated distributor in Japan. The decrease for the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996 is due to lower earnings of the Company's other affiliated distributor, Metron Technology B.V., which is due to current industry conditions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and marketable securities approximated $103.2 million as of May 31, 1997, an increase of $31.3 million from the end of fiscal year 1996. The increase in cash and cash equivalents and marketable securities is a result of cash flow from operations of approximately $21.7 million, and the proceeds from the private debt placement of $42 million offset by the continued funding of facilities expansions.

The Company's accounts receivable of $48.7 million at May 31, 1997 reflects a decrease of 39.6%, or $32 million, from $80.8 million at the end of fiscal 1996. The decrease in accounts receivable is due to decreased sales for the first nine months of fiscal 1997 as compared to the same period for fiscal 1996. In addition, sales for the fourth quarter of fiscal 1996 was a record high of $90.8 million as compared to $51.4 for the third quarter of fiscal 1997.

The Company's inventory increased approximately $1.3 million to $65.4 million at May 31, 1997 compared to $64.1 million at the end of fiscal 1996. This was primarily due to a customer's request to delay shipment of a $6.0 million order during the third quarter of fiscal 1997. As a result, there were increased levels of work-in-process inventory. As of May 31, 1997, the Company's current ratio of current assets to current liabilities was 3.9 to 1.0 and working capital was $175.6 million.

The Company had acquisitions of property, plant and equipment of approximately $34.2 million and $20.1 million for the first nine months of fiscal 1997 and fiscal 1996, respectively. The acquisitions reflect the continuing investments in facilities expansions and computer equipment. It is anticipated the Company will invest $45 to $50 million in fiscal 1997 on the facilities expansion projects and the conversion to a Company-wide integrated business system.*

In June, 1997, the Company completed the construction and equipping of a new 88,000 square-foot laboratory and engineering facility, at a cost of approximately $27.0 million, for the Surface Conditioning Division in Chaska,
Minn.    The laboratory facility will be equipped with certain advanced surface conditioning products, some of which were introduced in late fiscal 1996 or are expected to be introduced in fiscal 1997.*

In March 1997, the Company completed the building and equipping of a 150,000 square-foot engineering, manufacturing and laboratory facility in Allen, Texas, for the purpose of expanding the manufacturing and development capabilities of the Company's Microlithography Division. The new facility cost approximately $21.0 million.

The Company completed a private debt placement on December 19, 1996 for $30.0 million of 7.15% senior unsecured notes due 2004 and $12.0 million of 7.27% senior unsecured notes due 2006. The proceeds from the private debt placement will be used to acquire equipment for the Company's demonstration and product and process development laboratories, other capital expenditures and general corporate purposes. The Company believes that with existing cash, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet the Company's currently projected working capital and other cash requirements through at least fiscal 1998.*

The Company believes that success in its industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies.* The Company may fund such activities with additional equity or debt financings.* The sale of additional equity or debt securities could result in additional dilution to the Company's shareholders.*

RISK FACTORS

Due to the nature of the business and industry in which the Company operates, the following risk factors should be considered in addition to others described above.

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

NEW FACILITIES AND RELATED INFRASTRUCTURE COSTS:

The Company added manufacturing capacity with new facilities during fiscal 1997. This additional manufacturing capacity will have a negative impact on gross profit margins if the Company's anticipated revenue levels are not met. These additional facilities and related infrastructure costs will also increase the overall operating expenses of the Company. The potential impact of idle manufacturing capacity on gross margins and related infrastructure costs could also have an adverse impact on the Company's future financial results.

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

HIGHLY COMPETITIVE INDUSTRY:

The microelectronics equipment industry is highly competitive. The Company faces substantial competition throughout the world. The Company believes that to remain competitive, it will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development. The Company believes that the microelectronics industry is becoming increasingly dominated by large manufacturers who have the resources to support customers on a worldwide basis. Certain of the Company's competitors have substantially greater financial, marketing, and customer service and support capabilities than the Company. There is the possibility of large equipment companies entering the market areas in which the Company competes. In addition, there are smaller emerging microelectronics equipment companies that provide innovative technology. The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. No assurance can be given that the Company will continue to compete successfully in the United States or elsewhere.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES




PART II.  OTHER INFORMATION
          -----------------

ITEM 1.   LEGAL PROCEEDINGS

          None


ITEM 2.   CHANGE IN SECURITIES

                 On May 22, 1997, the Board of Directors of FSI International, Inc. (the "Company"), declared a dividend of one preferred share purchase right (a "Right") for each outstanding Common Share (the "Common Shares"), no par value, of the Company. The dividend is payable on June 10, 1997 (the "Record Date") to shareholders of record on that date.

                 Each Right entitles the registered holder to purchase from the Company one one-hundredth of a Series A Junior Participating Preferred Share, no par value (the "Preferred Shares") of the Company at a price of $90 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement"), dated as of May 22, 1997, between the Company and Harris Trust and Savings Bank, as Rights Agent (the "Rights Agent").

                 Initially, the Rights will attach to all certificates representing Common Shares then outstanding and no separate Right Certificates will be distributed. The Rights will separate from the Common Shares and a Distribution Date for the Rights will occur upon the earlier of:

                          (i)     the close of business on the fifteenth day
following a public announcement that a person or group of affiliated or associated persons has become an "Acquiring Person" (i.e., has become, subject to certain exceptions, the beneficial owner of 15% or more of the outstanding Common Shares), or

                          (ii)    the close of business on the fifteenth day
following the commencement or public announcement of a tender offer or exchange offer the consummation of which would result in a person or group of affiliated or associated persons becoming, subject to certain exceptions, the beneficial owner of 15% or more of the outstanding Common Shares (or such later date as may be determined by the Board of Directors of the Company prior to a person or group of affiliated or associated persons becoming an Acquiring Person).

Until the Distribution Date,

                          (i)     the Rights will be evidenced by the Common
Share certificates and will be transferred with and only with the Common
Shares,

                          (ii)    new Common Share certificates issued after
the Record Date upon transfer or new issuance of the Common Shares will contain a notation incorporating the Rights Agreement by reference, and

                          (iii)   the surrender for transfer of any Common
Share certificate, even without such notation or a copy of this Summary of Rights attached thereto, will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate.

As promptly as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Common Shares as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the Rights.

                 The Rights are not exercisable until the Distribution Date. The Rights will expire on June 10, 2007, unless extended or earlier redeemed or exchanged by the Company as described below.

                 The Purchase Price payable, and the number of Preferred Shares or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution:

                          (i)     in the event of a stock dividend on, or a
subdivision, combination or reclassification of, the Preferred Shares,

                          (ii)    upon the grant to holders of the Preferred
Shares of certain rights, options or warrants to subscribe for or purchase Preferred Shares or convertible securities at less than the then current market price of the Preferred Shares, or

                          (iii)   upon the distribution to holders of the
Preferred Shares of evidences of indebtedness or assets (excluding regular periodic cash dividends or dividends payable in Preferred Shares) or of subscription rights or warrants (other than those described in clause (ii) hereof).

The number of Preferred Shares issuable upon the exercise of a Right is also subject to adjustment in the event of a dividend on Common Shares payable in Common Shares, or a subdivision, combination or consolidation of the Common Shares.

                 With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in the Purchase Price. No fractional Preferred Shares will be issued (other than fractional shares which are integral multiples of one one-hundredth (subject to adjustment) of a Preferred Share, which may, at the election of the Company, be evidenced by depositary receipts) if in lieu thereof a payment in cash is made based on the closing price (pro-rated for the fraction) of the Preferred Shares on the last trading date prior to the date of exercise.

                 In the event that any person or group of affiliated or associated persons becomes an Acquiring Person (unless such person first becomes an Acquiring Person pursuant to a tender offer or exchange offer for all outstanding Common Shares at a price and on terms determined by the Board of Directors of the Company (prior to any change in control of the Board of Directors) to be fair to the shareholders and otherwise in the best interests of the Company and its shareholders and which the Board of Directors recommends to the shareholders), proper provision shall be made so that each holder of a Right, other than Rights that are or were beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise thereof at the then current exercise price of the Right that number of Common Shares having a market value of two times the exercise price of the Right, subject to certain possible adjustments.

                 In the event that, after the Distribution Date or within 15 days prior thereto, the Company is acquired in certain mergers or other business combination transactions (other than a transaction for at least the same per-share consideration with a person who acquired Common Shares through a tender offer or exchange offer for all outstanding Common Shares approved by the Board of Directors in accordance with the preceding paragraph or any wholly owned subsidiary of any such person) or 50% or more of the assets or earning power of the Company and its subsidiaries (taken as a whole) are sold after the Distribution Date or within 15 days prior thereto in one or a series of related transactions, each holder of a Right (other than Rights which have become void under the terms of the Rights Agreement) will thereafter have the right to receive, upon exercise thereof at the then current exercise price of the Right, that number of common shares of the acquiring company (or, in certain cases, one of its affiliates) having a market value of two times the exercise price of the Right.

                 In certain events specified in the Rights Agreement, the Company is permitted to temporarily suspend the exercisability of the Rights.

                 At any time after a person or group of affiliated or associated persons becomes an Acquiring Person (subject to certain exceptions) and prior to the acquisition by a person or group of affiliated or associated persons of 50% or more of the outstanding Common Shares, the Board of Directors of the Company may exchange all or part of the Rights (other than Rights which have become void under the terms of the Rights Agreement) for Common Shares or equivalent securities at an exchange ratio per Right equal to the result obtained by dividing the exercise price of a Right by the current per share market price of the Common Shares, subject to adjustment.

                 At any time prior to the close of business on the twentieth day after a public announcement that a person or group of affiliated or associated persons has become an Acquiring Person, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.001 per Right, subject to adjustment (the "Redemption Price"), payable in cash; provided, however, that such redemption may occur after any person becomes an Acquiring Person only if there has not been a change in control of the Board of Directors of the Company. The period of time during which the Rights may be redeemed may be extended by the Board of Directors of the Company if no such change of control has occurred or if no person has become an Acquiring Person. The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish. The Board of Directors and the Company shall not have any liability to any person as a result of the redemption or exchange of the Rights pursuant to the provisions of the Rights Agreement. The Rights are not exercisable for Common Shares or Preferred Shares, and the Distribution Date shall not occur, until the Company's right to redeem the Rights shall have expired.

                 The terms of the Rights may be amended by the Board of Directors of the Company, subject to certain limitations after the Distribution Date, without the consent of the holders of the Rights, including an amendment prior to the date a person or group of affiliated or associated persons becomes an Acquiring Person to lower the 15% threshold for exercisability of the Rights to not less than the greater of (i) the sum of .001% and the largest percentage of the outstanding Common Shares then known by the Company to be beneficially owned by any person or group of affiliated or associated persons (subject to certain exceptions) or (ii) 10%.

                 Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends.

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

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES



ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K

  (a)(3)  Exhibits


          * An asterisk next to a listed Exhibit indicates it is an executive compensation plan or arrangement



          2.1 Agreement and Plan of Reorganization dated December 23, 1994 by and among the Company, ACS Acquisition Corp., Applied Chemical Solutions, and certain significant shareholders of Applied Chemical Solutions. (1)
          2.2 Share Purchase Agreement dated December 14, 1994 by and among the Company, Metron Semiconductors Europa B.V., Christopher Springall, Anthony Springall, Roger Springall, David Springall and Michael Springall. (2)
          2.3 Agreement and Plan of Reorganization by and among FSI International, Inc., Spectre Acquisition Corp. and Semiconductor Systems, Inc. (14)
          3.1  Restated Articles of Incorporation of the Company. (3)
          3.2  Restated By-Laws. (4)
          3.3  Amendment to Restated By-Laws. (5)
          4.1  FSI Corporation Stock Purchase Agreement dated March 20, 1981.
               (4)
          4.2  Stock Purchase Agreement dated September 15, 1982. (4)
          4.3 Common Stock and Common Stock Purchase Warrants Agreement dated October 15, 1985. (4)
          4.4 Second Amendment, dated as of January 9, 1989, to Common Stock and Common Stock Warrants Purchase Agreement dated as of
               October 15, 1985. (5)
          4.5 Registration and Preemptive Rights Agreement dated October 15, 1985. (4)
          4.6 Note Purchase Agreement between FSI International, Inc. and Metropolitan Life Insurance Company and other certain purchasers. (Schedule A omitted) (16)
          4.7 Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent (17)
        *10.1  1983 Incentive Stock Option Plan. (4)
        *10.2  1982 Nonqualified Stock Option Plan. (4)
        *10.3 Split Dollar Insurance Agreement and Collateral Assignment Agreement dated December 28, 1989, between the Company and Joel
               A. Elftmann. (Similar agreements between the Company and each of Robert E. Cavins, Benjamin J. Sloan, Dale A. Courtney, Peter
               A. Pope, Benno G. Sand, J. Wayne Stewart and Timothy D. Krieg have been omitted, but will be filed upon the request of the Commission). (4)
         10.4 Lease dated June 27, 1985, between the Company and Lake Hazeltine Properties. (7)
         10.5 Lease dated September 1, 1985, between the Company and Elftmann, Wyers, Blackwood Partnership. (7)
         10.6 Lease dated September 1, 1985, between the Company and Elftmann, Wyers Partnership. (7)
        *10.7  1989 Stock Option Plan. (5)
        *10.8  Amended and Restated Employees Stock Purchase Plan. (3)
         10.9  Omitted
        10.10 Shareholders Agreement among FSI International, Inc. and Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of
               August 14, 1991. (8)
        10.11  FSI Exclusive Distributorship Agreement dated as of August 14,
               1991 between FSI International, Inc. and moFSI, Ltd. (8)
        10.12  FSI Licensing Agreement dated as of August 14, 1991, between FSI
               International, Inc. and moFSI, Ltd. (8)
        10.13 License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (9)

        10.14 Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (9)
        10.15 Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated. (10)
       *10.16  Amended and Restated Directors' Nonstatutory Stock Option Plan.
               (11)
       *10.17  Management Agreement between FSI International, Inc. and Robert
               E. Cavins, effective as of March 28, 1994. (11)
       *10.18 Management Agreement between FSI International, Inc. and Dale A. Courtney, effective as of March 28, 1994. (11)
       *10.19 Management Agreement between FSI International, Inc. and Joel A. Elftmann, effective as of March 28, 1994. (11)
       *10.20  Management Agreement between FSI International, Inc. and Timothy
               D. Krieg, effective as of March 28, 1994. (11)
       *10.21  Management Agreement between FSI International, Inc. and Peter
               A. Pope, effective as of March 28, 1994. (11)
       *10.22  Management Agreement between FSI International, Inc. and Benno
               G. Sand, effective as of March 31, 1994. (11)
       *10.23 Management Agreement between FSI International, Inc. and Benjamin J. Sloan, effective as of March 28, 1994. (11)
       *10.24 Management Agreement between FSI International, Inc. and J. Wayne Stewart, effective as of March 28, 1994. (11)
       *10.25  Management Agreement between FSI International, Inc. and Charles
               R. Wofford effective as of February 5, 1996. (15)
       *10.26  FSI International, Inc. 1994 Omnibus Stock Plan. (12)
       *10.27  FSI International, Inc. 1997 Incentive Plan
        10.28 First Amendment to Lease made and entered into October 31, 1995 by and between Lake Hazeltine Properties and FSI International, Inc. (13)
        10.29 Distribution Agreement made and entered into as of July 6, 1995 by and between FSI International, Inc. and Metron Semiconductors Europa B.V. (Exhibits to Agreement omitted) (13)
        10.30 Lease dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)
        10.31 Lease Rider dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)
        10.32 Lease Amendment dated November 15, 1995 between Roland A. Stinski and FSI International, Inc. (Exhibits to Amendment omitted) (13)
        10.33  FSI International, Inc. 1997 Omnibus Stock Plan (16)
         11.1  Computation of Per Share Earnings of FSI International, Inc.
         27.0  Financial Data Schedule

-------------------------------


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

(6) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 25, 1990, as amended by Form 8 dated December 20, 1990, and by Form 8 dated February 5, 1991, SEC File No. 0-17276, and incorporated by reference. Similar agreements between the Company and each of Robert E. Cavins, J. Wayne Stewart, Benjamin J. Sloan, Dale A. Courtney, Peter A. Pope, Benno G. Sand and Timothy D. Krieg have been omitted, but will be filed upon the request of the Commission.
(7) Filed as an Exhibit to the Company's Registration Statement on Form S-1, SEC File No. 33-25035, and incorporated by reference.
(8) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.
(9) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended February 29, 1992, SEC File No. 0-17276, and incorporated by reference.
(10) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1993, SEC File No. 0-17276, and incorporated by reference.
(11) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.
(12) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.
(13) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1995, SEC File No. 0-17276, and incorporated by reference.
(14) Filed as an Exhibit to the Company's Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-01509, and incorporated by reference.
(15) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1996, SEC File No. 0-17276 and incorporated by reference.
(16) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended March 1, 1997, SEC File No. 0-17276, and incorporated by reference.
(17) Filed as an Exhibit to the Company's Report on Form 8-K, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(b)   Reports on Form 8-K

      The Company filed a Form 8-K on June 5, 1997, reporting that on May 22, 1997, the Company adopted a Shareholder Rights Plan.

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


DATE:  July 14, 1997




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