Form 10-K405
period 1997-08-30
FSI INTERNATIONAL INC
filed 1997-11-26
CIK 841692

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 30, 1997
                          ---------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------   ----------
                             COMMISSION FILE NUMBER

                                    0-17276

                            FSI INTERNATIONAL, INC.
             (Exact Name of Registrant as specified in its charter)

             MINNESOTA                           41-1223238
             ---------                           ----------
      (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)           Identification No.)


               322 LAKE HAZELTINE DRIVE, CHASKA, MINNESOTA 55318
               -------------------------------------------------
             (Address of principal executive offices and Zip Code)

       Registrant's telephone number including area code: (612) 448-5440

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT TITLE OF EACH CLASS AND NAME OF EACH EXCHANGE ON WHICH REGISTERED:

                                      NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT:

                           COMMON STOCK, NO PAR VALUE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       ------  ------
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on October 17, 1997, as reported on the Nasdaq National Market, was approximately $409,137,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

   As of October 17, 1997, the registrant had issued and outstanding 22,614,918 shares of Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Annual Report to Shareholders for the fiscal year ended August 30, 1997 (the "Annual Report") are incorporated by reference into Parts I, II and IV of this Form 10-K Report.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 1998, (the "Proxy Statement") and to be filed within 120 days after the Registrant's fiscal year ended August 30, 1997, are incorporated by reference into Part III of this Form 10-K Report. (The Compensation Committee Report and the stock performance graph of the Registrant's Proxy Statement are expressly not incorporated by reference herein.)

The Index to Exhibits begins on page 26.

                                     PART I

ITEM 1. BUSINESS

CAUTIONARY INFORMATION REGARDING FORWARD LOOKING STATEMENTS

         Certain statements contained in this Report on Form 10-K constitute forward looking statements within the meaning of the Private Litigation Securities Reform Act of 1995. Such forward looking statements are based upon current expectations and beliefs and involve numerous risks and uncertainties that could cause actual events or results to differ materially. For a discussion of factors that could cause actual results to differ materially from those described in this Form 10-K, see the discussion of risk factors set forth below in this Report and in the Section of the 1997 Annual Report to Shareholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference into this Report. Forward-looking statements herein are indicated by an asterisk(*).

THE COMPANY

   FSI International, Inc., a Minnesota corporation organized in 1973 ("FSI" or the "Company"), designs, develops, manufactures, markets and supports microlithography, surface conditioning and chemical management equipment used in the fabrication of microelectronics, such as advanced semiconductor devices, thin film heads, multi-chip modules and flat panel displays. This is the only industry segment in which the Company is presently engaged and sales to semiconductor device companies represent a significant majority of the Company's total revenues.

   In the fall of 1997, FSI International, Inc. established a company in South Korea to provide chemical management support and turnkey installation services to the microelectronics manufacturing industry in South Korea. The new company, FSI Chemical Management Company-Korea, Ltd. ("FSI-CMK"), is owned 65% by FSI with the remaining 35% owned by FSI's affiliated distributor Metron Technology B.V.

   On April 4, 1996, the Company, through a merger involving a newly-formed and wholly-owned subsidiary of the Company, acquired all of the outstanding capital stock of Semiconductor Systems, Inc. ("SSI") a resist processing company, and SSI became a wholly-owned subsidiary of the Company. Principal SSI resist processing products include the ORBITRAK(R), the APEX(TM), and the SCORPIO(TM) Microlithography Clusters. SSI's operations are headquartered in Fremont, California.

   During fiscal 1995, the Company completed two transactions which expanded its chemical management capabilities. In January 1995, FSI and its affiliated distributor Metron Technology B.V. (f/k/a Metron Semiconductors Europa B.V.) each acquired a 50% interest in FSI Metron Europe, Limited ("FME") located in Newhaven, England. FME manufactures, markets, and services chemical distribution systems, and portable clean rooms primarily for use by semiconductor device manufacturers. On March 8, 1995 the Company, through a merger involving a newly-formed and wholly-owned subsidiary, acquired all of the outstanding capital stock of Applied Chemical Solutions ("ACS") and ACS became a wholly-owned subsidiary of the Company. Principal ACS products include chemical blending and delivery systems, point of use chemical generation systems and slurry mixing and delivery systems used in conjunction with chemical mechanical planarization or polishing, commonly referred to as CMP. ACS' operations are headquartered in Hollister, California.

   The Company markets its products directly in North America and primarily through a network of affiliated distributors in Europe, Asia Pacific and Japan. Through these affiliated international distributors the Company can provide timely and efficient worldwide customer service and support.

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

   The flat panel display, multi-chip module, and thin film head fabrication processes utilize many of the same basic technological building blocks as does the semiconductor manufacturing industry, in that certain production equipment provides the same basic function or applications for a substrate as semiconductor manufacturing equipment does for a silicon wafer. The flat panel display and thin film head markets, while not as large as the semiconductor device market, have over the past few years experienced greater growth than the semiconductor device market.

   Demand for new microelectronics manufacturing equipment is driven principally by the need for new processes and systems capable of manufacturing increasingly complex devices. Industries that utilize microelectronics devices are demanding higher performance devices from equipment manufacturers. Over the last decade, technological advances have allowed device manufacturers to reduce the size and substantially increase the functionality of each device.

   The Company believes that microelectronics manufacturers are asking equipment suppliers to take an increasingly active role in meeting the manufacturer's technology requirements and cost constraints by developing and supporting the products and processes required to fabricate advanced microelectronics products.

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

PRODUCTS

   The mix of products sold by the Company may vary significantly from year to year. The following table sets forth, for the periods indicated, the amount of sales and approximate percentages of the Company's total sales contributed by the Company's principal products:

                                                                  FISCAL YEAR ENDED
                                                                  -----------------
                                                AUGUST 30, 1997    AUGUST 31, 1996   AUGUST 26, 1995
                                                ---------------    ---------------   ---------------
                                                               (DOLLARS IN THOUSANDS)
 Microlithography clusters                      $ 80,994   32.1%  $137,975   45.4%   $ 85,486   39.1%
 Surface conditioning products                    54,578   21.6%    66,082   21.7%     59,898   27.4%
 Chemical management systems                      84,724   33.6%    66,642   21.9%     45,223   20.7%
 Spare parts and service                          32,145   12.7%    33,342   11.0%     27,853   12.8%
                                                --------  ------   -------  ------   --------  ------
                                                $252,441  100.0%   $304,041 100.0%   $218,460  100.0%
                                                ========= ======   ======== ======   ========= ======

   MICROLITHOGRAPHY CLUSTERS. The Company's microlithography products consists of several versions of the POLARIS(R) Cluster and of several other products manufactured by the Company's subsidiary SSI.

   The Company's POLARIS microlithography clusters perform all of the photolithography processing steps except exposure. The POLARIS cluster consists of one or two clean-room qualified robots surrounded by various process modules. Each module is totally independent and requires no mechanical interface. The cluster is enclosed by transparent safety walls, creating a self-contained process environment and is configured to match the throughput capabilities of the integrated exposure equipment. The enclosure can be modified to provide a Class 1 clean room environment with independent control of temperature, humidity and organics from the rest of the fabrication area. During operation, cassettes of wafers are loaded into the cluster's input/output module from which the robot or robots transports wafers through the various process modules in a sequence programmed by the operator allowing the desired treatment of the wafer surface.

   The POLARIS clusters represent a processing alternative to conventional photoresist track or linear systems which permit processing of the wafer only according to a pre-established arrangement of the equipment. Wafer routing and throughput in a POLARIS cluster are not dependent upon module configuration. The programmable capability allows random wafer routing and continuous processing of wafers eliminating the need for the queuing of partially processed wafers sometimes required by traditional track systems. In addition, by controlling system variables within narrow tolerance levels, the POLARIS cluster is able to better ensure the repeatability of the various process steps. As a result, the POLARIS cluster provides system flexibility and performance advantages over competing track systems. It also provides significant reliability and serviceability advantages. The highly integrated and automated cluster approach of the POLARIS cluster eliminates the need for a number of complex mechanisms which can impact system reliability, such as exposure system interface modules and wafer transport mechanisms generally associated with track systems. Recent models include a dual robot system to provide for higher throughput and to address more complex process flows. POLARIS process modules can be serviced from outside the cluster without disrupting other cluster process operations. In addition, should technology change in any particular process module, that individual module can be replaced or modified with an upgrade without rendering the entire system obsolete.

   Purchasers of multiple POLARIS clusters include SMST Submicron ("SMST"); ITT Corporation; International Business Machines Corporation ("IBM"), LG Semicon Co., Ltd. ("LG Semicon"); National Semiconductor, Corp., ("NSC"); Texas
Instruments, Incorporated ("TI"); and Tower Semiconductor Ltd. ("TSL")   The
price of the POLARIS cluster ranges from approximately $800,000 to $2,500,000, depending on wafer size, number of modules, and number of robots required. The POLARIS cluster technology is licensed by the Company from TI. See "Patents, Trademarks and Intellectual Property" below.

   In April 1996, the Company expanded its resist processing product line, through the acquisition of SSI, to include the ORBITRAK(R), APEX(TM), and SCORPIO(TM) Microlithography Clusters. Introduced by SSI in 1993, the ORBITRAK Microlithography Cluster is designed for use in submicron fabs. The ORBITRAK cluster features proprietary process modules -- arranged in an "orbit" around production proven, three axis robots -- that allow wafers to be processed in virtually any desired sequence. Multiple process chambers, thermal process modules, and fixed central robots with dual end effectors all contribute to superior throughput in a very small footprint, thereby reducing its cost of ownership.

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

   Purchasers of SSI's products include Candescent Technologies
Corporation, Dallas Semiconductors, Inc., Flip Chip Technologies ("Flip Chip"), Hewlett-Packard, International Rectifier Corp., Motorola, Inc. ("Motorola"), Microchip Technology, Read-Rite Corporation, Seagate Technology, and Xerox Palo Alto Research Center ("Xerox").

   SURFACE CONDITIONING PRODUCTS. The Company's surface conditioning products perform cleaning and stripping functions necessary for the fabrication of semiconductor devices.

   Spray Processing Systems. The Company's spray processing systems, which include the MERCURY(R) and ZETA(TM) Spray Processors, are sophisticated spray chemistry systems used to clean, etch and strip wafers at various stages in the semiconductor device fabrication process. These systems use centrifugal spray technology to process wafers by exposing them to a programmed, sequenced spray of fresh chemicals inside a closed, nitrogen filled chamber. Cassettes filled with wafers are loaded into a turntable in the process chamber and the processing chemicals, de-ionized water, and nitrogen are sequentially dispensed into the chamber through one or more spray posts mounted in the chamber. As the turntable rotates, nozzles apply a chemical spray to the wafers' surface. After chemical application, de-ionized water is sprayed on the wafer surface and all surfaces of the process chamber to remove chemical residues. The wafers and chamber are then dried by centrifugal spinning combined with a flow of nitrogen into the chamber. FSI's spray processing systems include a microprocessor-based controller to program, control, and monitor the operating functions of the system in order to ensure precise control and repeatability of the process.

   The Company's spray processing systems provide an alternative to traditional immersion technology, principally wet-bench processing of wafers. A chemical wet-bench consists of an exhaust hood laboratory bench with open chemical tanks in which the wafers are either manually or automatically transferred from one chemical bath to another. The Company believes that its spray processing systems provide cost of ownership and many other benefits over wet-bench chemical processing including protection of the process equipment operator from hazardous chemicals or fumes, improved cleaning capability, reduced chemical usage, lower space utilization in the clean room, and greater process flexibility, including the capability to easily change chemical sequences.

   The Company introduced the automated Material Handling System ("MHS") in June, 1996. The MHS provides a reliable, automated environment to move wafers to and from the MERCURY process chamber. A central robot moves cassettes from station to station and into the MERCURY process chamber. After wafers are processed, it unloads the cassettes from the process chamber, transfers wafers back into the transport cassettes and returns the cassettes to the input/output ("I/O") ports to be removed from the MHS workcell. The automated and enclosed MHS helps ensure maximum process tool use, increases throughput, reduces contamination and minimizes human error. Custom configurations and integration options are available to meet specific facility requirements. In October 1997, the Company introduced the ZETA(TM) system, a fully automated spray processor. The ZETA(TM) system includes an eight-chemical flow system for improved process which enables a wider range of chemical blend ratios and also lower chemical and DI water consumption.

   MERCURY spray processing system customers include Advanced Micro Devices, Inc. ("AMD"); Atmel Corporation ("Atmel"); Fujitsu Microelectronics, Inc. ("Fujitsu"); IBM; International Rectifier Corporation ("IRC"); Lucent Technology ("Lucent"); Matsushita Corp.; ("Matsushita"); Motorola; SGS Thompson Microelectronics, Inc. ("SGS Thompson"); Siliconix, Inc. ("Siliconix"), TI; and Winbond Electronics Corp. ("Winbond"). The spray processing systems offered by the Company range in price from $450,000 to $1.8 million. The Company also markets certain equipment complementary to its spray processors, including water heaters, chemical heaters, and booster pumps.

   Vapor Processing Systems. The Company's EXCALIBUR(R) EOS, ISR, and MVP Vapor Phase Processing Systems use anhydrous hydrogen fluoride ("HF") gas in conjunction with water vapor to perform cleaning steps normally done with liquid chemicals. The EXCALIBUR Systems are highly automated, with a microprocessor-based controller and user-friendly software for sequencing and control of the reactants. Wafers are processed on an individual basis and loaded from the wafer carrier into the process chamber by a handler that minimizes particle contamination. Single-wafer processing permits EXCALIBUR Systems to be integrated with equipment of other suppliers and provides greater control over process uniformity. Up to two process chambers can be operated with a single electronic controller through the utilization of multi-tasking software. The advantages of vapor phase processing over wet processing include increased chemical purity (due in part to its ability to mix chemical gases with water vapor at the point of use), reduced chemical and waste disposal costs, increased processing capabilities and ease of integration with cluster tools. An integrated system of this type provides the necessary environmental and surface control of the wafer between cleaning and various other process steps, resulting in reduced contamination and improved yield.

   Since introduction in 1987, EXCALIBUR systems have gone through a number of enhancements, including the development from a single gas to a multi-gas system. These continual enhancements led to the introduction of the EXCALIBUR MVP (Multi-Vapor Processor) system in July 1993. In addition to HF gas, the EXCALIBUR MVP system uses hydrogen chloride (HCL) gas for improved metal removal and ozone gas for trace organic removal, and has the processing capability to clean the backside of the wafer along with the front side. The EXCALIBUR MVP system can be used for the critical cleaning steps in the semiconductor device fabrication process.

   The Company's EXCALIBUR System customers include Advanced Micro Devices ("AMD"), Fujitsu, Hyundai Electronics Industries Co., Ltd. ("Hyundai"), IBM, Matsushita, Motorola, Taiwan Semiconductor Manufacturing Corp. ("TSMC"), and TI. Systems vary in price from approximately $250,000 to $750,000 depending on the model, wafer size, number of process chambers, and related electronic control requirements.

   Through a License Agreement with IBM, FSI manufactures, markets, and services a product using IBM's cryogenic aerosol cleaning technology. In July, 1996, the Company introduced this cryogenic aerosol cleaning technology as the ARIES(R) CryoKinetic Cleaning System. In the system, ultrapure argon/nitrogen crystals are formed by rapidly cooling the gaseous mixture. When the frozen gas crystals collide with particles or residues on the wafer surface, they impart sufficient CryoKinetic force to dislodge contaminants. Contaminants become entrained in the gas flow and are carried away from the wafer and removed from the process chamber. This removal process is facilitated by a unique chamber design that prevents contaminants from redepositing on the wafer surface once removed. The process appears to be effective on many types of particle or residue contamination. The advantage of the cleaning obtained with an ARIES System over conventional aqueous processes includes the ability of the cryogenic aerosol to remove particles or particulate without undercutting and weakening device structures and the removal of difficult residues after reactive ion etching. An ARIES system varies in price from $500,000 to $1,500,000 depending on the number of process chambers and related requirements. To date, the Company's only ARIES System customer is IBM.

   CHEMICAL MANAGEMENT SYSTEMS. The Company's chemical management systems enable semiconductor manufacturers to generate certain acids from gases, blend acids and solvents to desired concentrations, store the acids and solvents in bulk tanks outside the device fabrication clean room and to deliver programmed amounts of chemicals to various types of equipment in the clean room.

   Chemical Delivery Systems. The Company offers chemical delivery and slurry systems utilizing pump, pump and pressure, and vacuum pressure designs. The Company's chemical delivery systems provide manufacturers with enhanced chemical purity, inventory control, safety, dispensing accuracy and bulk purchasing opportunities.

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

   The Company offers several models of chemical delivery systems, including the ChemFill(R) 500 module, which provides all the features of a centralized delivery system in a compact, economical unit. This model can be used as a cost-effective solution for small volume chemical users or as a local source of chemicals in large fabrication facilities. The ChemFill 1000 PLC module (for "programmable logic control") offers increased automation to its users, providing enhanced control, flexibility, and functionality. The ChemFill 1500 series of delivery modules incorporate proprietary vacuum pressure technology to draw chemicals from their storage and transportation containers into the system and pressure to transfer the chemical back to the container, in a recirculation mode, or to points of use in a dispense mode. The ChemFill 5000, designed for facilities requiring high chemical flow features redundant flow systems that help increase uptime.

   Chemical Blending and Mixing Systems. The Company's chemical blending and mixing systems allow semiconductor device manufacturers to reduce chemical costs by enabling them to blend a process chemical from concentrate on site to create the various chemical concentrations required at different points of use in the clean room. The ChemLitho(TM) line of blending systems provides accurate photoresist developer blending for the microlithography area. The ChemPrep(TM) line of blending systems accurately blends HF or Ammonium hydroxide for specialty cleaning applications.

   Chemical Generation Systems. The ChemGen(R) chemical generation systems allow semiconductor device manufacturers to reduce chemical costs by generating bulk quantities of specific chemicals by mixing gases with deionized water located at the facility. These chemicals are then delivered to the various use points in the fabrication facility.

   Slurry Mixing and Delivery Systems. The Company's proprietary vacuum pressure slurry mixing and delivery systems mix and deliver slurry which is used in conjunction with CMP technology. The Company's P2200, P4400 and P6000 systems mix and deliver slurry for both oxide and metal polishing applications.

   Chemical management system customers include ANAM Industrial Co., Ltd., AMD, Chartered Semiconductor, Cypress, Hitachi, IBM, Lucent, Matsushita Semiconductor Corporation of America ("MASCA"), Motorola, NSC, and Siemens. The Company has installed chemical management systems in over 100 fabrication plants worldwide. Typical installations vary in price from $250,000 to $3,500,000. However, a project involving turn-key installation with multiple chemicals and points of use can cost in excess of $15,000,000.

SPARE PARTS AND SERVICE.

   The Company sells spare part kits for a number of its products and individual spare part components for its equipment. The Company often packages product improvements to enable customers to update previously purchased equipment.

   The Company employs customer service and process engineers to assist and train the Company's customers in performing preventive maintenance and service on FSI equipment and developing process applications for the equipment through service and application engineers worldwide. The Company offers a variety of process, service, and maintenance programs that may be purchased for a fee. A number of customers have purchased maintenance contracts whereby the Company's service employees work full-time at the customer's facility, and provide process service and maintenance support for FSI equipment.

BACKLOG AND SEASONALITY

   The Company's backlog at the end of fiscal 1997 and 1996, was approximately $112 million and $113 million, respectively. Backlog consists of orders for which a customer's purchase order has been received or a customer purchase order number has been communicated to the Company and is scheduled to be shipped within twelve months. During fiscal 1997, the semiconductor market experienced volatility in terms of product demand and product pricing. This has caused certain semiconductor manufacturers to exercise caution in making their capital equipment purchase decisions and in certain cases to reschedule or cancel capital equipment purchases. All orders are subject to cancellation by the customer and in some cases a limited penalty provision may apply. In fiscal 1997 and 1996, purchase orders aggregating approximately $18,861,000 and $16,799,000, constituting 7.5% and 5.5% of sales, respectively, were canceled and not rescheduled. Because of the timing and relative size of certain orders received by the Company and possible changes in delivery schedules and cancellations of orders, the Company's backlog can vary from time to time and at any particular date is not necessarily indicative of actual sales for any succeeding period. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." The business of the Company is not seasonal to any significant extent.

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

   The Company's current research and development programs are focused on the need for cleaner substrate surfaces due to smaller geometries, increased process control and flexibility through monitoring and software management systems, robotics automation in the clean room and integration of the Company's product offerings with the processing equipment of other suppliers. Each of these programs involves customer collaboration to ensure proper machine configuration and process development to meet industry requirements.

    The Company maintains state-of-the-art demonstration and process development laboratories, one at its manufacturing facility in Minnesota, occupying over 2,000 square feet, and another in Allen, Texas, occupying 2,200 square feet. In fiscal 1997, the Company added a slurry blending and dispense technology laboratory in Hollister, California, which occupies 1,930 square feet. The Company's laboratory personnel work directly with customers in solving process problems, developing new processes, evaluating new pieces of equipment and designing new equipment.

   Expenditures for research and development, which are expensed as incurred, during fiscal 1997, 1996 and 1995 were approximately $39,713,000, $40,998,000, and $28,037,000, respectively, and represented 15.7%, 13.5% and 12.8% of sales, respectively.

   The Company expects to continue to make substantial investments in research and development.* The Company also must manage product transitions successfully, as introduction of new products could adversely affect sales of existing products.*

MARKETING, SALES AND SUPPORT

   The Company markets its products throughout the world. The Company's marketing and sales efforts are focused on building long-term relationships with its customers. These efforts are supported by a team of product marketing managers, sales personnel, and equipment, process and software engineers that work closely with individual customers to find solutions to their process needs.

   In North America, the Company markets its products through direct sales personnel located at its operating facilities or at regional sales offices.
The Company also has several product and technical specialists devoted to each of the Company's product lines. These product and technical specialists and the Company's process engineers work with customers to understand the customer's precise processing requirements and to configure the appropriate FSI equipment to meet such requirements. In addition, as of the end of fiscal 1997, the sales effort was supported by approximately 175 employees and contractors engaged in customer service and support.

   International sales, primarily in Europe and Asia accounted for approximately 36%, 35% and 33% of total sales for fiscal years 1997, 1996 and 1995 respectively. The Company owns a 37.5% equity interest in Metron Technology B.V. ("Metron"), a distributor of the Company's products which has an extensive distribution organization located in Europe, Israel, India, and in the Asia Pacific Region. Fluoroware, Inc., a manufacturer of plastic injection moldings for the microelectronics industry, also owns a 37.5% equity interest in Metron. In addition to the Company's products, Metron also sells products and equipment on behalf of several other semiconductor equipment and consumables manufacturers, including Fluoroware, Inc.

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

   The Company owns a 49% equity interest in m-FSI, Ltd. ("m-FSI"), a Japanese joint venture company formed in August 1991 with Mitsui & Co., Ltd. and its wholly-owned subsidiary, Chlorine Engineers Corp., Ltd. (collectively, "Mitsui"). Mitsui owns a 51% equity interest in m-FSI. In connection with its information, the Company and Mitsui granted m-FSI certain product and technology licenses and product distribution rights.

MANUFACTURING, RAW MATERIALS AND SUPPLIERS

   The Company maintains multiple manufacturing facilities including Chaska, Minnesota; Allen, Texas; Hollister, California; and Fremont, California. FME also manufactures, under a license from the Company certain CMD products. In addition, FME also provides program management, including the capability to manage the installation of large chemical generation, blending and dispense systems.

   The Company typically assembles its products and systems from components and prefabricated parts manufactured and supplied by others, such as process controllers, robots, integrated circuits, power supplies, stainless steel pressure vessels, chamber bowls, valves and relays. Certain of the items manufactured by others are made to the Company's specifications. Typically, final assembly and systems tests are performed within the Company's manufacturing facilities. Quality control is maintained through incoming inspection of components, in-process inspection during equipment assembly, and final inspection and operation of manufactured equipment prior to shipment by FSI. FSI has a company-wide quality program in place and received ISO 9001 certification in October 1994. Such certification, however, does not cover the operations of ACS, FME, FSI-CMK or SSI.

   Certain of the components and subassemblies included in the Company's products are obtained from a single supplier or a limited group of suppliers in order to ensure overall quality and timeliness of delivery. Although the Company seeks to reduce dependence on sole and limited source suppliers, disruption or termination of certain of these sources could have a temporary adverse effect on the Company's operations. The Company believes that alternative sources could be obtained and qualified to supply these products, if necessary. Nevertheless, a prolonged inability to obtain certain components could have an adverse effect on the Company's operating results, disrupt scheduled deliveries and result in damage to customer relationships.*

COMPETITION

   The global semiconductor industry in which FSI competes is highly competitive. In each of the markets it serves, the Company faces intense competition from established competitors, some of which have substantially greater financial, engineering, research, development, manufacturing, marketing service and support resources, and greater name recognition than the Company. In order to remain competitive, the Company will be required to maintain a high level of investment in research and development, marketing, and customer service and support as well as control operating expenses.* There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company's products will continue to be viewed as competitive as a result of technological advances by competitors or changes in semiconductor processing technology. The Company's competitors also may increase their efforts to gain and retain market share through competitive pricing or strategic alliances.* Such competitive pressures may necessitate significant price reductions by the Company or result in lost orders which could adversely affect the Company's results of operations.* If the Company's competitors enter into strategic alliances with leading semiconductor manufacturers in the areas of surface conditioning, chemical management, or microlithography, this could impair the ability of the Company to sell its products to manufacturers and adversely affect the Company's operating results.*

   Regionally, the Japanese market segment is important as it represents a substantial percentage of the world-wide semiconductor device market. To date, the Company has not yet established itself as a significant participant in the Japanese market segment with respect to its microlithography or chemical management system product lines. As part of the strategy to establish its Japanese presence, the Company formed a joint venture, m-FSI in August 1991 with Mitsui and granted m-FSI certain product and technology licenses and product distribution rights in Japan.

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

   A portion of the Company's international sales have been to semiconductor device manufacturers located in Korea. The Korean market is extremely competitive and the semiconductor device manufacturers located there have been very aggressive in seeking price concessions from suppliers. FSI does not believe that there are any existing government trade restrictions that would materially limit FSI's ability to compete in the Japanese or Korean markets. The Company recently established a company in South Korea, FSI-CMK, to provide sales support and service to chemical management systems or projects in Korea.

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

   Significant competitive factors in the equipment market include quality, process repeatability, capability and flexibility, ability to integrate with other products, and overall cost of ownership, including reliability, automation, throughput, customer support, and system price. The Company has experienced significant price competition from certain of its competitors, primarily those in the microlithography and chemical management systems markets. Although the Company believes that it has certain technological and other advantages over its competitors, realizing and maintaining such advantages will require a continued high level of investment by the Company in research and development, and marketing and customer service and support as well as controlling operating expenses.* There can be no assurance that the Company will continue to compete successfully in the future.*

   The Company's competitors differ across its three product lines. The Company's microlithography clusters compete with products offered by, among others, Dainippon Screen Manufacturing Co. Ltd. ("DNS"), Fairchild/Convac, Silicon Valley Group, Inc., and Tokyo Electron Ltd. ("TEL"). The Company competes with, among others, DNS, Kaijo Denki, Steag, Sugai/Sankyo Engineering, Semitool, Inc., SubMicron Systems, Inc. ("SubMicron"), Santa Clara Plastics, and TEL in the area of surface conditioning products. The Company's Chemical Management Division competes with products, among others, from Systems Chemistry, Inc., a subsidiary of British Oxygen Company ("BOC"), MEGA Systems, Inc, International Process Equipment Corp., and a number of chemical supply companies that also offer competitive products or services.

CUSTOMERS

   The Company sells products from one or more of its product lines to most major microelectronics manufacturers and has an extensive history with several of the largest integrated circuit manufacturers in the world. It has over 100 active customers worldwide.

   IBM accounted for approximately 17%, 11% and 14% of the Company's sales in fiscal 1997, 1996 and 1995, respectively.

   Sales to the Company's affiliated international distributors in fiscal 1997, 1996 and 1995, which may include sales of products subsequently resold to the Company's direct customers, accounted for approximately 29%, 25% and 20% respectively, of the Company's total sales. In addition, the earnings received from the Company's equity ownership interest in such affiliated distributors accounted for approximately 80%, 18% and 17% of the Company's net income in fiscal 1997, 1996 and 1995, respectively. The earnings or losses of the Company's affiliated distributors can affect significantly the financial results of the Company. There can be no assurance that the affiliated distributors will continue to distribute the Company's products or do so successfully, and in such event the Company's results of operations and earnings could be adversely affected.*

   The Company has experienced and expects to continue to experience fluctuations in its customer mix.* The timing of an order for the Company's equipment is primarily dependent upon the customer's expansion program, replacement needs, or requirements to improve productivity and yields. Consequently, a customer who places significant orders in one year will not necessarily place significant orders in subsequent years.

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY

    The Company's success is dependent upon a variety of factors including proprietary technology. Protection of the Company's technology by obtaining and enforcing patents is becoming increasingly important. Consequently, the Company has an active program to file patent applications in the United States and other countries on inventions it may consider significant. In addition to patent protection, the Company attempts to protect its proprietary information through non-disclosure agreements with its employees and with third-parties. The Company has a number of patents in the United States and other countries and additional applications are pending for new developments on its equipment and related processes. In addition to patents, the Company also possesses other proprietary intellectual property, including trademarks, know-how, trade secrets and copyrights.

    There can be no assurance that any of these patents will not be challenged, invalidated, or circumvented or that any rights granted thereunder will provide competitive advantages to the Company. In addition, there can be no assurances that patents will issue for pending applications or the claims allowed in any future patents will be sufficiently broad to protect the Company's technology. In addition, the laws of some foreign countries may not permit the protection of the Company's proprietary rights to the same extent as under the laws of the United States. Although the Company believes that protection afforded by its patents, patent applications, and other intellectual property rights has value, rapidly changing technology makes its future success primarily dependent on the engineering, marketing, service, and manufacturing skills of its employees.*

    In the normal course of business, the company from time to time receives and makes inquiries with regard to possible patent infringement. In dealing with such inquiries, it may become necessary or useful for the Company to obtain or grant licenses or other rights. However, there can be no assurance that such license rights will be available to the Company on commercially
reasonable terms, or at all.   The inability to obtain certain license or other
rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation could have a material adverse effect on the Company. In October, 1995, Purusar Corporation ("Purusar") brought suit against the Company in the United States District Court, Northern District of California seeking monetary damages based on the Company's alleged infringement of a patent held by Purusar. See, "Item 3. Legal Proceedings."

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

   The ARIES CryoKinetic cleaning tool is offered under license agreements from IBM. The licenses require certain minimum royalties and system-based royalties. Royalties are based on the "royalty portion revenues" of licensed equipment which excludes amounts for freight, taxes, customers duties, insurance, discounts, and certain equipment not manufactured by FSI.

EMPLOYEES

   As of August 30, 1997, FSI and its wholly-owned subsidiaries ACS and SSI, and its joint ventures, FME and FSI-CMK, had, in the aggregate, approximately 1,360 employees. In the high technology industry, competition for highly skilled employees is intense. The Company believes that a great part of its future success depends upon its continued ability to attract and retain qualified employees.* The Company is not subject to any collective bargaining agreement, has never been subject to a work stoppage and believes its relations with its employees is good.

ENVIRONMENTAL MATTERS

   The Company is subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. The Company believes that it is in compliance with these regulations and that it has obtained all necessary environmental permits to conduct its business. These permits generally relate to the disposal of hazardous wastes. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or cessation of operations.* Such regulations could require the Company to acquire significant equipment or take other actions to comply with environmental regulations at a potentially significant cost to the Company.* Any failure by the Company to control the use of, or adequately restrict the discharge or disposal of hazardous substances could subject the Company to future liabilities.* See also "Item 3
- Legal Proceedings."

   The Company believes that compliance with federal, state and local provisions which have been enacted or adopted regulating discharges of materials into the environment, or otherwise relating to the protection of the environment will not have a material effect upon the capital expenditures, earnings and competitive position of the Company.*

INTERNATIONAL SALES

   The Company's international sales for each of the last three fiscal years is disclosed in the financial statements incorporated by reference and referred to in Item 8 on page 17 of this Report.

OTHER RISK FACTORS

   In addition to the other information contained herein, the following factors should be carefully considered in evaluating the Company, its business and prospects.

   The Company's business and stock price is subject to a number of risks. Some of those risks are described below. A discussion of certain risk factors also is presented in the "Risk Factors Section" in the "Management Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 17 to 18 of the Company's Annual Report to Shareholders for the year ended August 30, 1997, which is hereby incorporated by reference.

Fluctuations in Quarterly Operating Results

   The Company's operating results have in the past been, and may continue to be subject to quarterly fluctuations due to a number of factors. FSI may experience significant fluctuations in its quarterly sales, gross profits, operating results, and net income. Factors which may influence FSI's operating results in a given quarter include specific economic conditions in the microelectronics industry, the financial results of FSI's affiliates, the timing of the receipt of orders from major customers, the mix of products sold by FSI, competitive pricing pressures, the proportion of international sales, product modifications requested by customers, and production ability. During a specific quarter, a significant portion of the Company's revenue may be derived from the sale of a relatively small number of systems. Accordingly, a small change in the number of such systems sold in a quarter may cause significant changes in operating results. Moreover, customers may cancel or reschedule shipments, and parts availability could delay shipments. These factors also could significantly affect annual results of operations.

Success of the Company's Affiliated Distributors

   The majority of FSI's international sales are made through its affiliated distributors, Metron in Europe and the Asia Pacific Region, and m-FSI Ltd. in Japan. These affiliated distributors also provide service and support to many of FSI's international customers. Thus, a reduction in the sales efforts or financial viability of such distributors, or a termination of FSI's investment in or relationship with such entities or a loss of a significant principal, could adversely affect FSI's international sales, its financial results, or its ability to support its international customers.

   The earnings or losses of FSI's affiliated distributors can significantly affect the financial results of FSI. The affiliated distributors distribute not only FSI's products but also distribute or represent those of other companies serving the microelectronics industry. Over the past several years, a majority of Metron's revenues have been attributable to sales of products of equipment and consumables suppliers other than FSI. Thus, the financial results of Metron and their impact on FSI's financial results are dependent not only upon the ability of Metron to successfully market FSI's products, but also on their ability to maintain relationships with and market the products of other equipment and consumables suppliers. While sales of FSI's products by Metron (and of certain other manufacturers for whom they distribute) are generally in United States dollars, the expenses of Metron are generally denominated in foreign currencies and, accordingly, Metron's operating results may be affected by fluctuations in interest and currency exchange rates. In addition, sales by m-FSI are denominated in yen and, accordingly, FSI's equity interest in the earnings of m-FSI are affected by dollar/yen exchange rates. FSI's affiliated distributors periodically engage in hedging transactions in an effort to lessen the potentially negative effect of foreign currency
devaluation in relation to the United States dollar.   This typically occurs in
those instances where a sale by an affiliated distributor has been both in a foreign currency (usually at the request of a foreign-domiciled customer) and of a size to justify the costs of engaging in hedging activity. FSI's affiliated distributors generally have hedged such transactions by buying forward United States dollars and selling forward the applicable local currency. If the order that is the subject of a hedging transaction is subsequently canceled by the customer, the affiliated distributor may be required to satisfy its hedging obligations by buying and/or selling the applicable currencies at market prices that could result in losses to the affiliated distributor. To date, FSI has not experienced any material adverse effect as a result of the hedging activities of its affiliated distributors. There can be no assurance that Metron and m-FSI will continue to distribute, or to distribute successfully, FSI's products or the products of other microelectronics and consumables companies, and in such an event FSI's results of operations and earnings could be adversely affected. FSI is not aware of any financial difficulties being experienced by any of its affiliated distributors which could materially adversely affect FSI's financial condition or results of operations.

Dependence on Key Customers

   Although the composition of FSI's largest customers has changed from year to year, direct sales to FSI's top five customers in each of fiscal 1997, 1996 and 1995 have accounted for approximately 40%, 41% and 54% respectively, of FSI's total sales. Direct sales to FSI's top two customers in each of fiscal 1997, 1996, and 1995 accounted for approximately 25%, 23% and 27%, respectively, of FSI's total sales. In addition, approximately 32% of FSI's backlog at fiscal 1997 year-end was comprised of orders from three customers. FSI currently has no long-term sales commitments with any of its customers and sales are generally made pursuant to purchase orders. A reduction, delay, or cancellation of orders from one or more of its significant customers, or the loss of one or more of such customers, could have a material adverse effect on FSI's operating results.

International Business

   Approximately 36%, 35% and 33% of FSI's sales for fiscal 1997, 1996 and fiscal 1995, respectively, were attributable to sales outside the United States, including sales through FSI's affiliated international distributors which accounted for 82%, 71% and 60% respectively, of such international sales. See "Success of the Company's Affiliated Distributors" above. FSI expects that international sales will continue to represent a significant portion of its total sales. Sales to customers outside the United States are subject to risks, including the imposition of governmental controls, the need to comply with a wide variety of foreign and United States export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, longer payment cycles typically associated with international sales, and the greater difficulty of administering business overseas as well as general economic conditions. A portion of FSI's international sales have been to semiconductor device manufacturers located in South Korea. The South Korean market is extremely competitive and the semiconductor device manufacturers located there have been very aggressive in seeking price concessions from suppliers.

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

Industry consolidation.

    There has been a trend toward industry consolidation for several years. During fiscal 1997, the Company saw this trend continue with the completion of two large industry mergers. The Company expects this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in a rapidly changing industry. The Company believes that the industry consolidation may result in competitors that are better able to compete. This could have a material adverse affect on the Company's business operating results and financial condition.

ITEM 2. PROPERTIES

   The Company's corporate offices are located in Chaska, a suburb of Minneapolis, Minnesota. In fiscal 1997, the Company leased approximately 288,000 square feet, in four buildings. The annual rental cost for these facilities in fiscal 1997 was approximately $1,090,000.

   In November 1995, the Company opened a new 100,000 square foot manufacturing facility which cost approximately $12.5 million to construct and equip. The facility contains 40,000 square feet of Class 1,000 and 10,000 clean room space, which can be upgraded to class 100 as required. The new facility also contains a manufacturing support operations and customer training center. In May, 1997, the Company completed construction of an 88,000 square foot addition to this facility. The cost of constructing and equipping this addition was $21.5 million. This addition contains the headquarters for the Company's Surface Conditioning Division and includes research laboratory and engineering facilities.

   In March, 1997 the Company completed construction of a 159,000 square foot facility in Allen, Texas. This facility comprises the Microlithography Division's headquarters and includes manufacturing, engineering, and a research and development laboratory.

   The Company also leases facilities in England and in various other locations within the United States including:

   * a 27,390 square foot engineering and administrative facility for the Chemical Management Division located in Hollister, California (ACS Headquarters).

   * 23,500 square feet of office engineering, manufacturing, and administrative facilities for the Chemical Management Division located in Europe (FME Headquarters).

   * a 62,040 square foot for research and development laboratory, engineering, manufacturing, and administrative facility in Fremont, California (SSI Headquarters).

   The Company also leases office space for service or sales and services offices in the United States. Management believes its existing facilities are well maintained and in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

   The Company generates minor amounts of liquid and solid hazardous waste and uses licensed haulers and disposal facilities to ship and dispose of such waste. The Company has received notice from state or federal enforcement agencies that it is a potentially responsible party ("PRP") in connection with the investigation of several hazardous waste disposal sites owned and operated by third parties. In each matter, the Company believes that it is at most a "de minimis" PRP. The Company has elected to participate in settlement offers made to all de minimis parties with respect to several of such sites.

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

   In October, 1995, Purusar Corporation ("Purusar") brought suit against the Company in United States District Court, Northern District of California, seeking monetary damages based upon the Company's alleged infringement of a patent held by Purusar. The lawsuit is in the late stages of discovery and the trial is currently scheduled for March, 1998. The Company has asserted various defenses including the defenses of invalidity and unenforceability of the patent that is the subject of the lawsuit, as well as non-infringement of such patent by the Company. While litigation is subject to inherent uncertainties and no assurance can be given that the Company will prevail in such litigation or will obtain a license under such patent on commercially reasonable terms, or at all, if such patent is found to be valid and it is determined the Company infringes such patent, the Company believes that the Purusar lawsuit will not have a material adverse affect on the Company's consolidated financial statements.

   There has been substantial litigation regarding patent and other intellectual property rights in the microelectronics industry recently and further commercialization of the Company's products could provoke claims of infringement by third-parties. Except for the allegations made by Purusar, the Company is not aware of any infringement by its products of any patents or proprietary rights of others. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and determine the scope and validity of the Company's proprietary rights. Any such litigation could result in substantial costs and diversion of effort by the Company, which by itself could have a material adverse impact on the Company's financial condition and operating results. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third-parties or prevent the Company from manufacturing or selling one or more products, any of which could have a material adverse effect on the Company's financial condition and results of operations.

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

   The Company, on behalf of Semiconductor Systems, has made a claim with respect to the lawsuit under the escrow created at the time of the Company's acquisition of Semiconductor Systems. The escrow was established to secure certain indemnification obligations of the former shareholders of Semiconductor Systems. The former shareholders have agreed to hold the Company and Semiconductor Systems harmless from any claim arising out of any securities transactions between the shareholders or former shareholders of Semiconductor Systems and Semiconductor Systems. The escrow consists of an aggregate of 250,000 shares of Company Common Stock paid to the former shareholders of Semiconductor Systems as consideration in the acquisition.

   Other than the litigation described above or routine litigation incidental to the Company's business, there is no material litigation to which the Company is a party or of which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

   There were no matters submitted to a vote of shareholders during the fourth quarter ended August 30, 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

   The executive officers are elected by the board of directors, generally for a term of one year, and serve until their successor is elected and qualified. The following table and discussion contains information regarding the current executive officers of the Company.

       NAME               AGE                 POSITION
       ----               ---                 --------
 Robert E. Cavins (1)     62     Executive Vice President; President,
                                 Chemical Management Division

 Dale A. Courtney (2)     60     Executive Vice President; President,
                                 Surface Conditioning Division

 Joel A. Elftmann (3)     57     Chairman of the Board, President and
                                 Chief Executive Officer

 Peter A. Pope (4)        47     Executive Vice President, Marketing,
                                 Account Management and Quality

 Benno G. Sand (5)        43     Executive Vice President, Chief Financial
                                 Officer and Secretary

 Benjamin J. Sloan (6)    57     Executive Vice President; President,
                                 Microlithography Division

 J. Wayne Stewart (7)     47     Executive Vice President, Operations


 Charles R. Wofford (8)   64     Vice Chairman

(1)Dr. Cavins has served as Executive Vice President; President, Chemical Management Division of the Company since January 1, 1996. From March 1994 until January 1, 1996, he was Senior Vice President, Chemical Management Division. He served as Vice President, Chemical Management Division from January 1993 until March 1994. From March 1992 to July 1992, Dr. Cavins was employed by Itron Corporation in the capacity of Vice President and General Manager for Enscan Operations, the energy management division of Itron Corporation. From 1988 to March 1992, Dr. Cavins served as Senior Vice President of Operations for E.F. Johnson Company. Prior to joining E.F. Johnson Company, Dr. Cavins served in management positions in various electronics and engineering capacities at Honeywell, Inc. and Control Data Corporation (now Ceridian Corporation). Dr. Cavins also serves as a director of FME and ACS.

(2)Mr. Courtney has served as Executive Vice President; President, Surface Conditioning Division of the Company since January 1, 1996. From March 1994 until January 1, 1996 he was Senior Vice President, Surface Conditioning Division. He served as Vice President, Surface Conditioning Division of the Company from November 1992 to March 1994. Mr. Courtney served as Vice President, Engineering of the Company from August 1991 to November 1992. Mr. Courtney served as Director of Engineering of the Company from September 1990 to August 1991 and as manager of Engineering Software Development and Automation of the Company from September 1987 to September 1990. Prior to joining the Company, Mr. Courtney was President of D A Courtney & Associates, Dallas, Texas, specializing in the development of software for automation and real time process control systems. Mr. Courtney also is a director of m-FSI, Ltd.

(3)Mr. Elftmann is a co-founder of the Company and has served as a Director of the Company since 1973 and as Chairman of the Board since August 1983. From August 1983 to August 1989, and from May 1991 until the present, Mr. Elftmann has served as Chief Executive Officer of the Company. From 1977 to August 1983, and from May 1991 until the present, Mr. Elftmann has served as President of the Company. Mr. Elftmann is a member of the Supervisory Board of Directors of Metron Technology B.V., a director of m-FSI, Ltd. and has been a director of Veeco Instruments, Inc. since May 1994.

(4)Mr. Pope was elected Executive Vice President, Marketing, Account Management and Quality effective January 1997. He was Executive Vice President, Marketing and Account Management of the Company from January 1992 to January 1997. Mr. Pope served as Senior Vice President and General Manager, Process Equipment of the Company from November 1989 until January 1992. Mr. Pope served as Vice President, Sales and Service of the Company from May 1985 to November 1989. From September 1982 to

May 1985, Mr. Pope served as Executive Sales Manager of the Company. Prior thereto, he was Managing Director of Metron Semiconductors Europa B.V. (n/k/a Metron Technology B.V.) Mr. Pope also serves as a director of m-FSI, Ltd.

(5)Mr. Sand has served as Executive Vice President and Chief Financial Officer of the Company since January 1992. Mr. Sand served as Vice President, Finance and Chief Financial Officer of the Company from October 1990 until January 1992. He served as Vice President, Finance of the Company from October 1987 until October 1990. Mr. Sand was elected Assistant Secretary of the Company in November 1989 and Secretary in November 1990. Mr. Sand is a director of ACS and SSI.

(6)Dr. Sloan has served as Executive Vice President; President, Microlithography Division of the Company since January 1, 1996. From January 1992 to January 1996, he served as Executive Vice President, Microlithography Division. Prior thereto, Dr. Sloan was employed by Texas Instruments in Dallas, Texas where he served over 24 years in various research and development capacities, most recently as Vice President of TI's Semiconductor Group and Manager of the Wafer Fabrication Systems Division of TI's Process Automation Center. Dr. Sloan also serves as a director of SSI.

(7)Mr. Stewart has served as Executive Vice President, Operations of the Company since January 1, 1996. From February 1994 until January 1, 1996, he was Vice President, Operations. Prior thereto, he was employed by Texas Instruments in Dallas, Texas where he served over 20 years in various manufacturing and operations management positions, most recently as Custom Manufacturing Services Manager from July 1992 to February 1994, and Corporate CIM Manager from August 1990 to July 1992. Mr. Stewart was also the Manufacturing Manager of TI's award winning HARM (High Speed Anti-Radar Missile) program. Mr. Stewart also serves as a director of FME.

(8)Mr. Wofford has served as a Director of the Company since November 1992. On February 5, 1996 he joined the Company as Vice Chairman. Since April 1994, Mr. Wofford has been a business and management consultant. From April 1992 to April 1994, he was Chairman of the Board, Chief Executive Officer, and President of the FARR Company, a manufacturer of clean room filtration systems and equipment. Mr. Wofford was President and Chief Executive Officer of the FARR Company from September 1991 to March 1992, and from July 1991 to August 1991 he was President and Chief Operating Officer. Prior thereto, Mr. Wofford held a variety of positions with respect to TI's semiconductor operations in the United States, Europe, Asia, and Latin America, including Senior Vice President, Semiconductor Group.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

   The Company's Common Stock, no par value, is traded on the Nasdaq Stock Market under the symbol "FSII." The information concerning the quarterly stock prices and dividends for the fiscal years ended August 30, 1997 and the number of shareholders of record is contained in the Company's 1997 Annual Report to Shareholders ("Annual Report"), at page 32 under the captions "Quarterly Data" and "Common Stock Prices", which information is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

   The summary of selected financial data for each of the last five fiscal years set forth in the Annual Report in the table on page 13 under the caption "Five-Year Selected Financial Data" is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the Company's Annual Report on pages 14 to 32 is incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Registrant at August 30, 1997, August 31, 1996 and August 26, 1995 and for each of the three years and the period ended August 30, 1996 and the Report thereon of the Independent Auditors on pages 19-32 of the Annual Report are incorporated herein by reference.

    The Quarterly Data on page 32 of the Annual Report is also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

   Certain information required by Part III is incorporated by reference to the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 1998 (the "Proxy Statement") and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after August 30, 1997.

   Except for those portions specifically incorporated in this Report by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 1998, no other portions of the Proxy Statement are deemed to be filed as part of this Report on Form 10-K. The Proxy Statement is furnished solely for the information of the Securities and Exchange Commission.

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

                                                           PAGE NUMBER IN THE
                                                             ANNUAL REPORT
                                                             -------------

   Selected Financial Data for the five years ended
    August 30, 1997                                               16

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations                        17-46

    Consolidated Statements of Operations - Fiscal Years
    ended August 30, 1997, August 31, 1996, and                   28
    August 26, 1995

    Consolidated Balance Sheets - August 30, 1997 and
    August 31, 1996                                               29

    Consolidated Statements of Stockholders' Equity -
    Fiscal Years Ended August 30, 1997, August 31, 1996,
    and August 26, 1995                                           30

    Consolidated Statements of Cash Flows - Fiscal Years
    ended August 30, 1997, August 31, 1996, and August 26,        31
    1995

    Notes to Consolidated Financial Statements                 32-46

    Independent Auditors' Report                                  26

                                                                 PAGE NUMBER
                                                                 IN THIS REPORT
                                                                 --------------

   (a) (2) Financial Statement Schedules


   The following Report and financial statement schedule are included in this Part IV and are found in this Report at the pages indicated.


   Independent Auditors' Report on Schedule                           24


   Schedule II - Valuation and Qualifying Accounts                    25


   All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


(a)(3)   Exhibits

* An asterisk next to a listed Exhibit indicates it is an executive compensation plan or arrangement.

        2.1     Agreement and Plan of Reorganization dated December 23, 1994 by and among the Company, ACS Acquisition Corp., Applied Chemical
                Solutions, and certain significant shareholders of Applied
                Chemical Solutions.(1)
        2.2     Share Purchase Agreement dated December 14, 1994 by and among the Company, Metron Semiconductors Europa B.V., Christopher
                Springall, Anthony Springall, Roger Springall, David Springall
                and Michael Springall. (2)
        2.3     Agreement and Plan of Reorganization by and Among FSI
                International, Inc., Spectre Acquisition Corp., and
                Semiconductor Systems, Inc. (12)
        3.1     Restated Articles of Incorporation of the Company. (3)
        3.2     Restated By-Laws. (4)
        3.3     Amendment to Restated By-Laws. (5)
        4.1     Note Purchase Agreement between FSI International, Inc. and
                Metropolitan Life Insurance Company and other certain
                purchasers (Schedule A omitted) (14)
        4.2     Form of Rights Agreement dated as of May 22, 1997 between FSI
                International, Inc. and Harris Trust and Savings Bank, National
                Association, as Rights Agent (15)
      *10.1     FSI International, Inc. 1997 Omnibus Stock Plan (14)
      *10.2     Split Dollar Insurance Agreement and Collateral Assignment
                Agreement dated December 28, 1989, between the Company and Joel
                A. Elftmann. (Similar agreements between the Company and each of
                Robert E. Cavins, Benjamin J. Sloan, Dale A. Courtney, Peter A.
                Pope, Benno G. Sand and J. Wayne Stewart have
                been omitted, but will be filed upon the request of the
                Commission).(6)
       10.3     Lease dated June 27, 1985, between the Company and Lake
                Hazeltine Properties. (4)
       10.4     Lease dated September 1, 1985, between the Company and Elftmann,
                Wyers, Blackwood Partnership. (4)
       10.5     Lease dated September 1, 1985, between the Company and Elftmann,
                Wyers Partnership. (4)
      *10.6     1989 Stock Option Plan. (5)
      *10.7     Amended and Restated Employees Stock Purchase Plan. (3)
       10.8     Shareholders Agreement among FSI International, Inc. and Mitsui
                & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August
                14, 1991. (6)
       10.9     FSI Exclusive Distributorship Agreement dated as of August 14,
                1991 between FSI International, Inc. and m-FSI, Ltd. (6)
       10.10    FSI Licensing Agreement dated as of August 14, 1991, between FSI
                International, Inc. and m-FSI, Ltd. (6)
       10.11    License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (7)
       10.12    Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas
                Instruments Incorporated.(7)

         10.13 Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated (8)
        *10.14  Amended and Restated Directors' Nonstatutory Stock Option
                Plan. (9)
        *10.15  Management Agreement between FSI International, Inc. and
                Robert E. Cavins, effective as of March 28, 1994.  (9)
        *10.16 Management Agreement between FSI International, Inc. and Dale A. Courtney, effective as of March 28, 1994. (9)
        *10.17 Management Agreement between FSI International, Inc. and Joel A. Elftmann, effective as of March 28, 1994 (9)
        *10.19  Management Agreement between FSI International, Inc. and
                Peter A. Pope, effective as of March 28, 1994. (9)
        *10.20  Management Agreement between FSI International, Inc. and
                Benno G. Sand, effective as of March 31, 1994. (9)
        *10.21  Management Agreement between FSI International, Inc. and
                Benjamin J. Sloan, effective as of March 28, 1994. (9)
        *10.22  Management Agreement between FSI International, Inc. and
                J. Wayne Stewart, effective as of March 28, 1994. (9)
        *10.23 Management Agreement between FSI International, Inc and Charles Wofford effective as of February 5, 1996. (13)
        *10.24  FSI International, Inc. 1994 Omnibus Stock Plan. (13)
        *10.25  FSI International, Inc. 1997 Incentive Plan.
         10.26 First Amendment to Lease made and entered into October 31, 1995 by and between Lake Hazeltine Properties and FSI International, Inc. (11)
         10.27 Distribution Agreement made and entered into as of July 6, 1995 by and between FSI International, Inc. and Metron
                Semiconductors Europa B.V. (Exhibits to Agreement omitted) (11)
         10.28 Lease dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (11)
         10.29  Lease Rider dated August 9, 1995 between Skyline Builders,
                Inc. and FSI International, Inc. (11)
         10.30  Lease Amendment dated November, 1995 between Roland A.
                Stinski and FSI International, Inc. (Exhibits to Amendment omitted) (11)
         11.1   Computation of Per Share Earnings of FSI International, Inc.
         13.0 Registrant's 1997 Annual Report to Shareholders (Only those portions of this document specifically incorporated herein by reference are deemed to be included in this Exhibit and part of this Report.).
         21.0   Subsidiaries of the Company.
         23.0   Consent of KPMG Peat Marwick LLP.
         24.0   Powers of Attorney from the Directors of FSI International, Inc.
         27.0   Financial Data Schedule



(1) Filed as an Exhibit to the Company's Report on Form 8-K dated January 5, 1995, as amended, File No. 0-17276, and incorporated by reference.
(2) Filed as an Exhibit to the Company's Registration Statement on Form S-3 dated January 5, 1995, SEC File No. 33-88250 and incorporated by reference.
(3) Filed as an Exhibit to the Company's Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.
(4) Filed as an Exhibit to the Company's Registration Statement on Form S-1, SEC File No. 33-25035, and incorporated by reference.
(5) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1989, SEC File No. 0-17276, and incorporated by reference.
(6) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.
(7) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.
(8) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.
(9) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.
(10)Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.
(11)Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1995, SEC File No. 0-17276 and incorporated by reference.

(12) Filed as an Exhibit to the Company's Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.
(13) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1996, SEC File No. 0-17276 and incorporated by reference.
(14) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended March 1, 1997, SEC File No. 0-17276, and incorporated by reference.
(15) Filed as an Exhibit to the Company's Report on Form 8-K, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(b)  Reports on Form 8-K

     The Company filed a Report on Form 8-K on June 5, 1997, reporting that on May 22, 1997 the Company adopted a Shareholder Rights Plan.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FSI INTERNATIONAL, INC.

                                   By:    /s/Joel A. Elftmann
                                          -------------------
                                          Joel A. Elftmann, Chairman,
                                          President and Chief Executive
                                          Officer (Principal Executive Officer)

Dated:  November 26, 1997

                                   By:    /s/Benno Sand
                                          ------------------------------------
                                          Benno Sand, Executive Vice President
                                          and Chief Financial Officer (Principal
                                          Financial and Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, constituting a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated.

Joel A. Elftmann, Director      )
James A. Bernards, Director     )
Neil R. Bonke, Director         )
Terrence W. Glarner, Director   )
Joanna T. Lau, Director         )
Robert E. Lorenzini, Director   )
Charles R. Wofford, Director    )
                                   By:    /s/Benno Sand
                                          --------------------------
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)


Dated:  November 26, 1997

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders FSI International, Inc.

Under the date of October 10, 1997, we reported on the consolidated balance sheets of FSI International, Inc. and subsidiaries as of August 30, 1997 and August 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended August 30, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick

Minneapolis, Minnesota October 10, 1997

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

                                  SCHEDULE II

   VALUATION AND QUALIFYING ACCOUNTS FISCAL YEARS ENDED AUGUST 30, 1997, AUGUST 31, 1996 AND AUGUST 26, 1995

                                   BALANCE AT
                                    BEGINNING                              BALANCE AT
                                     OF YEAR     ADDITIONS    DELETIONS    END OF YEAR
                                     -------     ---------    ---------    -----------
  Fiscal Year Ended August 30,
  1997 Allowance for doubtful
  accounts (Deducted from
    receivable accounts            $1,843,000   $284,000         $ --      $2,127,000
                                   ==========   ========         ====      ==========
  Fiscal Year Ended August 31,
   1996 Allowance for doubtful
   accounts (Deducted from
   accounts receivable)            $1,234,000   $ 609,000       $ --       $1,843,000
                                   ==========   =========       ====       ==========
  Fiscal Year Ended August 26,
   1995 Allowance for doubtful
    accounts (Deducted from
    accounts receivable)           $  533,500   $ 700,500       $ --       $1,234,000
                                   ==========   =========       ====       ==========



                                 EXHIBIT INDEX


       10.25  FSI International, Inc. 1997 Incentive Plan
       11.1   Computation of Per Share Earnings of FSI
              International, Inc.

       13.0   Registrant's 1997 Annual Report to Shareholders
              (not deemed "filed" as part of this Form 10-K except for those portions that are expressly incorporated by reference)

       21.0   Subsidiaries of the Company
       23.0   Consent of KPMG Peat Marwick LLP
       24.0   Powers of Attorney from the Directors of FSI
              International, Inc.
       27.0   Financial Data Schedule