Form 10-Q
period 1997-11-29
FSI INTERNATIONAL INC
filed 1998-01-13
CIK 841692

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  NOVEMBER 29, 1997
                                -----------------


                          or




[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                  to
                                ---------------    --------------------

Commission File Number:   0-17276
                         ------------

                           FSI INTERNATIONAL, INC.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         MINNESOTA                                                            41-1223238
-----------------------------------------------------------------------------------------------------------
(State or  other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)


   322 LAKE HAZELTINE DRIVE, CHASKA, MINNESOTA                      55318
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

COMMON STOCK, NO PAR VALUE - 22,630,347 SHARES OUTSTANDING AS OF DECEMBER 19,
1997

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q



PART I.   FINANCIAL INFORMATION                                                               PAGE NO.
          ---------------------                                                               --------
Item 1.   Consolidated Condensed Financial Statements:
             Consolidated Condensed Balance Sheets as of
             November 29, 1997 (Unaudited) and August 30, 1997                                  3

             Consolidated Condensed Statements of Operations
             (Unaudited) for the quarters ended November 29, 1997
             and November 30, 1996                                                              5

             Consolidated Condensed Statements of Cash Flows (Unaudited)
             for the quarters ended November 29, 1997 and November 30, 1996                     6

             Notes to the Consolidated Condensed Financial Statements (Unaudited)               7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                 8

PART II.  OTHER INFORMATION
          -----------------
          SIGNATURES                                                                           19
          ----------

                    PART I.  Item 1.   FINANCIAL INFORMATION


                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     NOVEMBER 29, 1997 AND AUGUST 30, 1997

                                     ASSETS




                                                        November 29,    August 30,
                                                          1997           1997
                                                        (Unaudited)     (Audited)
                                                        ------------   ------------
Current assets:
  Cash and cash equivalents                            $ 72,222,747   $ 79,186,746
  Marketable securities                                  10,764,670     10,022,596
  Trade accounts receivable, net of allowance for
     doubtful accounts of $2,196,000 and
     $2,127,000, respectively                            56,887,110     54,161,499
  Trade accounts receivable from affiliates              15,886,925     10,092,769
  Inventories                                            63,517,531     61,990,473
  Deferred income tax benefit                            11,835,427     11,835,439
  Prepaid expenses and current assets                     5,581,735      6,182,794
                                                       ------------   ------------
     Total current assets                               236,696,145    233,472,316
                                                       ------------   ------------
Property, plant and equipment, at cost                  106,987,652    105,549,731
  Less accumulated depreciation and amortization        (32,628,522)   (28,884,658)
                                                       ------------   ------------
                                                         74,359,130     76,665,073
                                                       ------------   ------------
Investment in affiliates                                 16,180,090     15,975,834
Deposits and other assets                                 3,685,266      3,937,844
Deferred income tax benefit                               1,101,334      1,101,334
                                                       ------------   ------------
                                                       $332,021,965   $331,152,401
                                                       ============   ============

     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     NOVEMBER 29, 1997 AND AUGUST 30, 1997
                                  (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                         November 29,     August 30,
                                                             1997            1997
                                                         (Unaudited)       (Audited)
                                                        --------------   ------------
Current liabilities:
 Current maturities of long-term debt                    $    102,609    $    118,200
 Trade accounts payable                                    17,986,318      24,349,713
 Accrued expenses                                          27,254,511      26,398,976
 Customer deposits                                          2,322,758       2,816,617
 Deferred revenue                                          13,806,119       8,910,824
                                                        -------------   -------------
   Total current liabilities                               61,472,315      62,594,330
                                                        -------------   -------------
Long-term debt, less current maturities                    42,110,075      42,137,894
Deferred income taxes                                           2,985           3,340
Minority interest                                           2,319,906       2,077,208
Stockholders' Equity:
 Preferred stock, no par value; 9,700,000 shares
   authorized, none issued and outstanding                          -               -
 Series A Junior Participating Preferred Stock, no par
   value:  300,000 shares authorized; none issued and
   outstanding.                                                     -               -
 Common stock, no par value; 50,000,000 shares
   authorized; issued and outstanding, 22,628,929
   and 22,583,174 shares at November 29, 1997
   and August 30, 1997, respectively                      159,983,478     159,706,639
 Retained earnings                                         66,870,620      64,985,283
 Cumulative translation adjustment                           (737,414)       (352,293)
                                                        -------------   -------------
   Total stockholders' equity                             226,116,684     224,339,629
                                                        -------------   -------------
                                                         $332,021,965    $331,152,401
                                                        =============   =============

     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE QUARTERS ENDED NOVEMBER 29, 1997 AND NOVEMBER 30, 1996
                                  (Unaudited)




                                                 November 29,            November 30,
                                                    1997                    1996
                                              --------------------  --------------------
Sales (including sales to affiliates of
 $18,902,000 and $21,840,000, respectively)           $64,914,894           $66,990,995
Cost of goods sold                                     38,731,022            40,226,170
                                              -------------------   -------------------
 Gross profit                                          26,183,872            26,764,825
Selling, general and administrative expenses           14,388,564            13,218,839
Research and development expenses                      10,650,836             9,677,913
                                              -------------------   -------------------
 Operating income                                       1,144,472             3,868,073
Interest expense                                         (797,836)              (35,808)
Interest income                                         1,247,358               731,153
Other income (expense), net                                23,910               (24,193)
                                              -------------------   -------------------
 Income before income taxes                             1,617,904             4,539,225
Income tax expense                                        517,730             1,407,126
                                              -------------------   -------------------
 Income before minority interest
  and equity in earnings of affiliates                  1,100,174             3,132,099
Minority interest                                         226,711              (114,763)
Equity in earnings of affiliates                          558,452             1,023,588
                                              -------------------   -------------------
 Net income                                           $ 1,885,337           $ 4,040,924
                                              ===================   ===================
 Net income per common share                          $      0.08           $      0.18
 Weighted average common shares
  and common share equivalents                         23,757,211            23,014,483

     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE QUARTERS ENDED NOVEMBER 29, 1997 AND NOVEMBER 30, 1996

                                  (Unaudited)



                                                        November 29,  November 30,
                                                            1997         1996
                                                        -----------   -----------
OPERATING ACTIVITIES:
 Net income                                             $ 1,885,337   $  4,040,924
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Minority interest                                        (226,711)       114,763
  Provision for deferred income taxes                          (343)           911
  Depreciation and amortization                           3,898,694      2,254,188
  Equity in earnings of affiliates                         (558,452)    (1,023,588)
  Changes in operating assets and liabilities:
   Trade accounts receivable                             (8,519,767)    12,303,893
 Inventories                                             (1,527,058)     5,762,187
   Prepaid expenses and current assets                      601,059      1,465,791
   Trade accounts payable                                (6,363,395)   (15,902,440)
   Accrued expenses                                         855,535     (4,589,180)
   Customer deposits                                       (493,859)        25,937
   Deferred revenue                                       4,895,295      1,972,824
   Other                                                    (61,851)        75,356
                                                        -----------   ------------
 Net cash provided by (used in) operating activities     (5,615,516)     6,501,566
                                                        -----------   ------------
INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment            (1,437,921)    (8,005,351)
 Purchases of marketable securities                      (2,746,096)    (4,845,071)
 Sales of marketable securities                              32,594      1,007,110
 Maturities of marketable securities                      1,971,428        600,000
 Decrease (increase) in deposits and other assets            97,748        377,860
                                                        -----------   ------------
 Net cash used in investing activities                   (2,082,247)   (10,865,452)
                                                        -----------   ------------
FINANCING ACTIVITIES:
 Minority interests' investment in FME                      500,335              -
 Principal payments on long-term debt                       (43,410)       (57,502)
 Net proceeds from issuance of common stock                 276,839         11,217
                                                        -----------   ------------
 Net cash provided by (used in) financing activities        733,764        (46,285)
                                                        -----------   ------------
Decrease in cash and cash equivalents                    (6,963,999)    (4,410,171)
Cash and cash equivalents at beginning of period        $79,186,746   $ 48,804,158
                                                        -----------   ------------
Cash and cash equivalents at end of period              $72,222,747   $ 44,393,987
                                                        ===========   ============

     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)


(1)  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's Annual 10-K Report for the fiscal year ended August 30, 1997 previously filed with the Securities and Exchange Commission.

(2)  INVENTORIES

     Inventories are summarized as follows:

                                   November 29,    August 30,
                                       1997           1997
                                   (Unaudited)     (Audited)
                                   -------------   -----------
Finished products                   $ 6,744,363     $ 7,539,031
Work-in-process                      19,608,495      18,341,911
Subassemblies                         8,904,137       9,545,857
Raw materials and purchased parts    28,260,536      26,563,674
                                   ------------  --------------
                                    $63,517,531     $61,990,473
                                   ------------  --------------

(3)  SUPPLEMENTARY CASH FLOW INFORMATION


                                                            Quarters Ended
                                                  ----------------------------------
                                                  November 29,        November 30,
                                                      1997                1996
                                                  ------------        --------------
Schedule of interest and income taxes paid:
  Interest                                               $33,286            $   38,508
  Income taxes                                           $76,001            $2,911,535

     The Company realized in first quarter 1998 and 1997, a tax benefit from disqualifying stock options and purchases of $0 and $70,280, respectively.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 1998 COMPARED WITH THE FIRST QUARTER OF FISCAL 1997.

The information in this discussion, except for the historical information contained herein, contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements are subject to risks and uncertainties, several of which are discussed below. Readers are directed to the Risk Factors discussion found in the Company's Report on Form 10-K for the year ended August 30, 1997. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. The Company assumes no obligation to publicly release any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences. Such forward-looking statements are marked with an asterisk (*).

The following table sets forth, for the fiscal quarter indicated, certain income and expense items as a percent of total sales.


                                          Percent of Sales
                                     -----------------------------
                                       November 29,  November 30,
                                           1997          1996
                                      -------------    ----------
First quarter ended
Sales                                      100.0%        100.0%
Cost of goods sold                          59.7          60.0
Gross profit                                40.3          40.0
Selling, general and administrative         22.1          19.7
Research and development                    16.4          14.5
Operating income                             1.8           5.8
Other income (expense), net                  0.7           1.0
Income before income taxes                   2.5           6.8
Income tax expense                           0.8           2.1
Minority interest                            0.3          (0.2)
Equity in earnings of affiliates             0.9           1.5
                                     -----------   -----------
Net income                                   2.9%          6.0%
                                     ===========   ===========

SALES:

Sales were $64.9 million for the first quarter of fiscal 1998 as compared to $67.0 million for the first quarter of fiscal 1997. Sales were lower than expected due to customer requested delays, primarily related to Microlithography products for thin film head production and Chemical Management products. Sales of the Surface Conditioning and Microlithography product lines increased in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. However, these increases were offset by sales decrease in Chemical Management products.

International sales were $21.6 million and $22.7 million for the first quarter of fiscal 1998 and 1997, respectively, and represented approximately 33% and 34%, respectively of sales during these periods. International sales were
approximately 36% of total sales for fiscal 1997.   The decrease in
international sales in first quarter fiscal 1998 as compared to first quarter fiscal 1997 occurred in Europe.

The recent economic and monetary turbulence in Asia has resulted in uncertainty in the microelectronics industry. The Company's customers around the world are more cautious given the situation in Asia. The Company has recently experienced some delays in shipment of orders and is seeing a softening in orders, particularly from Korean semiconductor manufacturers and U.S. thin film head manufacturers.
Given the uncertainty of the market, the Company could see delays or cancellations of orders in the next few months.* Overall, the Company expects sales to increase in fiscal 1998 from fiscal 1997 levels.* However, it is unlikely that fiscal 1998 sales will exceed $300 million.* However, if industry conditions continue to deteriorate and confidence in the Asian markets is not restored, anticipated sales levels are at risk.*

GROSS PROFIT:

Gross profit as a percentage of sales for the first quarter of fiscal 1998 was 40.3% as compared to 40.0% for the first quarter of fiscal 1997. The increase in gross profit margin was generally due to an increase in the percentage of total sales of the Company's higher margin products.

The Company's gross profit margin may fluctuate as a result of a number of factors, including the mix of products sold, the proportion of international sales, competitive pricing pressures and utilization of manufacturing capacity. The Company expects gross margins to improve in fiscal 1998 because of an expected change in the product sales mix to higher-margin products and as the Company begins absorbing excess manufacturing capacity.* However, due to the anticipated mix of products to be sold in the second quarter of fiscal 1998, the gross profit margin may be slightly lower than in the first quarter of fiscal 1998.*

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses were $14.4 million and $13.2 million or 22.1% and 19.7% of sales during the first quarter of fiscal 1998 and 1997, respectively . The increase in the amount of SG&A expenses in the first quarter of fiscal 1998 was primarily due to higher costs including costs associated with the new information business system and increased infrastructure costs. The Company expects the amount of SG&A expenses to increase in fiscal 1998 as compared to fiscal 1997.* The Company will continue investing in worldwide sales and support capability, continue expanding the Company's business system applications and begin preparation for the year 2000 software change requirements.*

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses for the first quarter of fiscal 1998 were $10.7 million, or 16.4% of sales, as compared to $9.7 million, or 14.5% of sales, for the first quarter of fiscal 1997. The increase in the amount of R&D expenses resulted primarily from the Company's continued product and process development efforts on new and existing products, including the 300mm EXCALIBUR(R) and ARIES(TM) CryoKinetic(TM) cleaning system, ZETA(TM) automated surface conditioning system, new POLARIS(R) cluster models and certain new chemical management products. The successful introduction of new products is important to the long-term growth of the Company.* The Company expects R&D expenses to increase on a dollar to dollar basis in fiscal 1998 but decrease as a percentage of sales.* Overall, the Company's goal is to invest approximately 13% to 15% of sales annually on new product and process development.*

OTHER INCOME (EXPENSE), NET:

Other income (expense), net was approximately $473,000 for the first quarter of fiscal 1998 as compared to $671,000 for the first quarter of fiscal 1997. The majority of the change was due to an increase of approximately $762,000 in interest expense offset by an increase in interest income of $516,000. Both increases are a result of the Company's $42.0 million private debt placement completed in December 1996.

INCOME TAX EXPENSE:

Income tax expense for the first quarter of fiscal 1998 was approximately $518,000 or 32% of pre-tax profit compared to approximately $1.4 million of income tax expense or 31% of pre-tax profit for first quarter of fiscal 1997. The Company anticipates its effective tax rate will range from 30% to 33% in fiscal 1998.*

EQUITY IN EARNINGS OF AFFILIATES:

The equity in earnings of affiliates was $558,000 for the first quarter of fiscal 1998, compared to $1.0 million for the first quarter of fiscal 1997. The decrease is due to lower earnings at both affiliates (Metron Technology B.V. and m-FSI Ltd.)

The Company anticipates that the equity in earnings of affiliates will be down in the second quarter of fiscal 1998 as compared to the first quarter of fiscal 1998 as a result of current industry conditions.*

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and marketable securities were approximately $83.0 million as of November 29, 1997, a decrease of $6.2 million from the end of fiscal 1997. The decrease in cash and cash equivalents and marketable securities is primarily a result of funding of current operations.

The Company's accounts receivable increased by approximately 13.3%, or $8.5 million, from the end of fiscal 1997. The increase in accounts receivable is mainly due to a higher percentage of international sales in the first quarter of fiscal 1998 as compared to the fourth quarter of fiscal 1997 and due to a deterioration of the accounts receivable aging.

The Company's inventory increased approximately $1.5 million to $63.5 million at November 29, 1997 compared to $62.0 million at the end of fiscal 1997. The majority of the increase relates to our Microlithography facility in Allen, Texas as the Company transitions the Polaris(R) system manufacturing from Chaska, Minnesota to Allen. As of November 29, 1997, the Company's current ratio of current assets to current liabilities was 3.85 to 1.0 and working capital was $175.2 million.

The Company had acquisitions of property, plant and equipment of $1.4 million and $8.0 million for the first quarter of fiscal 1998 and fiscal 1997, respectively. The continuing acquisitions reflect the investments in information systems and facilities programs. It is anticipated the Company will invest $10.0 to $15.0 million in fiscal 1998.*

The Company believes that with existing cash and cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet the Company's currently projected working capital and other cash requirements through at least fiscal 1998.*

The Company believes that success in its industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may fund such activities with additional equity or debt financings. The sale of additional equity or debt securities could result in additional dilution to the Company's shareholders.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share, which simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion (APB) No. 15. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures, and requires a reconciliation. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB No. 15. SFAS No. 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period earnings-per-share data presented. The Company plans to adopt SFAS No. 128 during the second quarter of fiscal 1998 and anticipates that it will not have a material impact on the Company's financial statement disclosures.*

In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structures, which was implemented by the Company in the first quarter of fiscal 1998. SFAS No. 129 requires companies to disclose certain information about their capital structure. The disclosure requirements of SFAS No. 129 did not have an impact on the Company's financial statement disclosures.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 in its fiscal year 1999. The Company does not anticipate that SFAS No. 130 will have a material impact on its financial statement disclosures.*

In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. Management has not yet evaluated the effects of this change on its reporting of segment information. The Company will adopt SFAS No. 131 in its fiscal year 1999.

RISK FACTORS

Due to the nature of business and the industry in which the Company operates, the following risk factors should be considered in addition to others described above.

CYCLICALITY AND VOLATILITY IN THE MICROELECTRONICS INDUSTRY:

The Company's business depends upon the capital equipment expenditures of microelectronics manufacturers, which in turn depend on the current and anticipated market demand for semiconductor devices and products utilizing semi-conductor devices. The microelectronics industry has been cyclical in nature and has experienced periodic downturns. Certain semiconductor device manufacturers have experienced slowdowns in terms of product demand and volatility in terms of product pricing. Industry slowdowns and volatility have caused the semiconductor device manufacturers to reduce their demand for semiconductor processing equipment and, in some instances, to delay capital equipment decisions. In some cases this has resulted in order cancellations or delays of orders and delays of delivery dates for the Company's products. No assurance can be given that the Company's sales and operating results will not be adversely affected during downturns in the semiconductor industry.

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


RISK OF DELAYS IN INTRODUCING NEW PRODUCTS AND THE MARKET'S ACCEPTANCE OF SUCH
PRODUCTS:

Microelectronics manufacturing equipment and processes are subject to rapid technological change and new product introductions, as well as evolving industry standards. The Company believes microelectronics manufacturers are increasingly relying on equipment manufacturers to design and develop more efficient equipment, to design and implement improved processes for the benefit of microelectronics manufacturers and to integrate their equipment with that of other equipment manufacturers. The Company must continue to develop, manufacture and market new products that conform to evolving industry standards and that require a significant commitment of resources and capital. The success of the Company in developing, introducing and selling new and enhanced equipment depends upon a variety of factors including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, product performance in the field, and effective sales and marketing. The Company must also manage product transitions successfully, as introductions of new products could adversely affect the sales of existing products. The Company's failure to develop and successfully introduce new products or enhancements to its existing products and processes or achieve market acceptance of the new products or enhancements could adversely affect the Company's business and results of operations.

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

VOLATILITY OF STOCK PRICE:

The Company's common stock has experienced in the past, and could experience in the future, substantial price volatility as a result of a number of factors, including quarter-to-quarter variations in the actual or anticipated financial results of the Company, announcements by the Company, its competitors or customers, government regulations and developments in the industry. In addition, the stock market has experienced extreme price and volume fluctuations, which have affected the market price of many technology companies in particular and which have at times been unrelated to the operating performance of the specific companies whose stock is traded. Broad market fluctuations, as well as economic conditions generally and, in the microelectronics industry specifically, may adversely affect the market price of the Company's common stock.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

The Company's operating results have in the past been, and may continue to be, subject to quarterly fluctuations due to a number of factors. FSI may experience significant fluctuations in its quarterly sales, gross profits, operating results, and net income. Factors which may influence FSI's operating results in a given quarter include specific economic conditions in the microelectronics industry, the financial results of FSI's affiliates, the timing of the receipt of orders from major customers, the mix of products sold by FSI, competetive pricing pressures, the proportion of international sales, product modifications requested by customers, and production ability. During a specific quarter, a significant portion of the Company's revenue may be derived from the sale of a relatively small number of systems. Accordingly, a small change in the numbers of such systems sold in a quarter may cause significant changes in operating results. Moreover, customers may cancel or reschedule shipments, and parts availability could delay shipments. These factors also could significantly affect annual results of operations.

SUCCESS OF COMPANY'S AFFILIATED DISTRIBUTORS:

The majority of the Company's international sales are made through its affiliated distributors, Metron Technology B.V. and m-FSI Ltd. These affiliated distributors also provide service and support to many of the Company's international customers. The affiliated distributors also sell other principals' products. A reduction in the sales efforts or financial viability of such distributors or a loss of a significant principal by a distributor could affect the Company's results of operations.

LITIGATION:

The Company is currently involved in litigation regarding a patent and could become involved in additional litigation in the future. There can be no assurance about the outcome of current or any future litigation or patent infringement inquiries and whether it will adversely impact the Company's business or results of operations.







HIGHLY COMPETITIVE INDUSTRY:

The microelectronics processing equipment industry is highly competitive. The Company faces substantial competition throughout the world. The Company believes that to remain competitive, it will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development. There can be no assurance that financial resources with favorable terms would be available when required. The Company believes that the microelectronics industry is becoming increasingly dominated by large manufacturers that have the resources to support customers on a worldwide basis. Certain of the Company's competitors have substantially greater financial, marketing, and customer service and support capabilities than the Company. There is the possibility of large equipment companies entering the market areas in which the Company competes. In addition, there are smaller emerging microelectronics equipment companies that provide innovative technology. The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. No assurance can be given that the Company will continue to compete successfully in the United States or elsewhere.

DEPENDENCE ON KEY PERSONNEL:

The Company's success depends to a significant extent upon management and technical personnel. The loss of the services of several or more of these key persons could have an adverse effect on the Company's operations. Competition for such personnel in the Company's industry in all geographic locations is high. There can be no assurance that the Company will continue to be successful in attracting and retaining the personnel it requires to continue to grow and operate profitably.

INDUSTRY CONSOLIDATION:

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

VOLATILITY OF GLOBAL MARKETS:

The Company and its affiliates operate in a global market. Global operations are subject to risks, including political and economic instability, general economic conditions, imposition of government controls, fluctuations of exchange rates, the need to comply with a wide variety of foreign and United States export laws, trade restrictions and the greater difficulty of administering business overseas. Although substantially all the Company's direct international sales are denominated in United States dollars, both direct sales by the Company and sales through its affiliated international distributors may be affected by these factors and thus may adversely affect the operations and financial results of the Company.

Recently the South East Asian currency crisis and the impact the crisis has had upon the capital markets has resulted in lowered expectations for the semiconductor capital industry. Due to the uncertainty in the South East Asia region, the Company has seen a recent slow down in the industry. Anticipated sales levels are at risk if industry conditions continue to deteriorate and confidence in the Asian markets is not restored.

YEAR 2000

The Company is addressing the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way. The Company is aware of the computing difficulties that the millenium issue presents for the year 2000.

The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from some of the Company's vendors that plans are being developed to address processing of transactions in the year 2000. Management has not yet assessed the year 2000 compliance expense and related potential effect on the Company's earnings. The year 2000 problem creates risk for the Company from unforeseen problems in its own computer systems and from the Company's vendors. The failures of the Company's or its vendor's computer systems could have a material impact on the Company's operations.

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

a)(3)   Exhibits

  * An asterisk next to a listed Exhibit indicates it is an executive compensation plan or arrangement.


   2.1  Agreement and Plan of Reorganization dated December 23, 1994 by and among the Company, ACS Acquisition Corp., Applied Chemical
        Solutions, and certain significant shareholders of Applied
        Chemical Solutions.(1)
   2.2  Share Purchase Agreement dated December 14, 1994 by and among the
        Company, Metron Semiconductors Europa B.V., Christopher
        Springall, Anthony Springall, Roger Springall, David Springall
        and Michael Springall. (2)
   2.3  Agreement and Plan of Reorganization by and Among FSI
        International, Inc., Spectre Acquisition Corp., and Semiconductor
        Systems, Inc. (12)
   3.1  Restated Articles of Incorporation of the Company. (3)
   3.2  Restated By-Laws. (4)
   3.3  Amendment to Restated By-Laws. (5)
   4.1  Note Purchase Agreement between FSI International, Inc. and Metropolitan Life
        Insurance Company and other certain purchasers.  (Schedule A omitted) (14)
   4.2  Form of Rights Agreement dated as of May 22, 1997 between FSI International,
        Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent
        (15)
 *10.1  FSI International, Inc. 1997 Omnibus Stock Plan (14)
 *10.2  Split Dollar Insurance Agreement and Collateral Assignment
        Agreement dated December 28, 1989, between the Company and Joel
        A. Elftmann. (Similar agreements between the Company and each of
        Robert E. Cavins, Benjamin J. Sloan, Dale A. Courtney, Peter A.
        Pope, Benno G. Sand and J. Wayne Stewart have
        been omitted, but will be filed upon the request of the
        Commission).(6)
  10.3  Lease dated June 27, 1985, between the Company and Lake Hazeltine
        Properties. (4)
  10.4  Lease dated September 1, 1985, between the Company and Elftmann,
        Wyers, Blackwood Partnership. (4)
  10.5  Lease dated September 1, 1985, between the Company and Elftmann,
        Wyers Partnership. (4)
 *10.6  1989 Stock Option Plan. (5)
 *10.7  Amended and Restated Employees Stock Purchase Plan. (3)
  10.8  Shareholders Agreement among FSI International, Inc. and Mitsui
        & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August
        14, 1991. (6)
  10.9  FSI Exclusive Distributorship Agreement dated as of August 14,
        1991 between FSI International, Inc. and moFSI, Ltd. (6)
 10.10  FSI Licensing Agreement dated as of August 14, 1991, between FSI
        International, Inc. and moFSI, Ltd. (6)
 10.11  License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (7)
 10.12  Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments
        Incorporated. (7)
 10.13  Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated (8)
*10.14  Amended and Restated Directors' Nonstatutory Stock Option Plan. (9)
*10.15  Management Agreement between FSI International, Inc. and Robert E. Cavins, effective as of March 28, 1994. (9)
*10.16  Management Agreement between FSI International, Inc. and Dale A. Courtney,



        effective as of March 28, 1994. (9)
*10.17  Management Agreement between FSI International, Inc. and Joel A. Elftmann, effective as of March 28, 1994 (9)
*10.19  Management Agreement between FSI International, Inc. and Peter A. Pope, effective as of March 28, 1994. (9)
*10.20  Management Agreement between FSI International, Inc. and Benno G. Sand, effective as of March 31, 1994. (9)
*10.21  Management Agreement between FSI International, Inc. and Benjamin J. Sloan, effective as of March 28, 1994. (9)
*10.22  Management Agreement between FSI International, Inc. and J. Wayne Stewart, effective as of March 28, 1994. (9)
*10.23  Management Agreement between FSI International, Inc. and Charles Wofford effective as of February 5, 1996. (13)
*10.24  FSI International, Inc. 1994 Omnibus Stock Plan. (10)
*10.25  FSI International, Inc. 1997 Incentive Plan.
 10.26  First Amendment to Lease made and entered into October 31, 1995 by and between
        Lake Hazeltine Properties and FSI International, Inc. (11)
 10.27  Distribution Agreement made and entered into as of July 6, 1995 by and between
        FSI International, Inc. and Metron Semiconductors Europa B.V. (Exhibits to
        Agreement omitted) (11)
 10.28  Lease dated August 9, 1995 between Skyline Builders, Inc. and FSI International,
        Inc. (11)
 10.29  Lease Rider dated August 9, 1995 between Skyline Builders, Inc. and FSI
        International, Inc. (11)
 10.30  Lease Amendment dated November, 1995 between Roland A. Stinski and FSI
        International, Inc. (Exhibits to Amendment omitted) (11)
  11.1  Computation of Per Share Earnings of FSI International, Inc.

(1)  Filed as an Exhibit to the Company's Report on Form 8-K dated January
     5, 1995, as amended, File No. 0-17276, and incorporated by reference.
(2)  Filed as an Exhibit to the Company's Registration Statement on Form
     S-3 dated January 5, 1995, SEC File No. 33-88250 and incorporated by reference.
(3) Filed as an Exhibit to the Company's Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.
(4)  Filed as an Exhibit to the Company's Registration Statement on Form
     S-1, SEC File No. 33-25035, and incorporated by reference.
(5) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1989, SEC File No. 0-17276, and incorporated by reference.
(6) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.
(7) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.
(8) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.
(9) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.
(10) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.
(11) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1995, SEC File No. 0-17276 and incorporated reference.
(12) Filed as an Exhibit to the Company's Registration Statement on Form
     S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.
(13) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1996, SEC File No.
     0-17276 and incorporated by reference.
(14) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended March 1, 1997, SEC File No. 0-17276, and incorporated by reference.
(15) Filed as an Exhibit to the Company's Report on Form 8-K, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

___________________________

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the first quarter ended November 29, 1997.

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


DATE:  January 13, 1998




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