Form 10-Q
period 1998-02-28
FSI INTERNATIONAL INC
filed 1998-04-14
CIK 841692

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended            FEBRUARY 28, 1998
                               -------------------------------------------------
                                                 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                               ---------------------  -------------------------
Commission File Number:                    0-17276
                       ---------------------------------------------------------

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

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date:

COMMON STOCK, NO PAR VALUE - 22,815,061 SHARES OUTSTANDING AS OF MARCH 27, 1998

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                                     PAGE NO.
         ---------------------                                                                     --------

Item 1.  Consolidated Condensed Financial Statements:
               Consolidated Condensed Balance Sheets as of February 28, 1998
               (Unaudited) and August 30, 1997                                                        3

               Consolidated Condensed Statements of Operations
               (Unaudited) for the quarters ended February 28, 1998
               and March 1, 1997                                                                      5

               Consolidated Condensed Statements of Operations (Unaudited)
               for the six months ended February 28, 1998 and March 1, 1997                           6

               Consolidated Condensed Statements of Cash Flows (Unaudited)
               for the six months ended February 28, 1998 and March 1, 1997                           7

               Notes to the Consolidated Condensed Financial Statements (Unaudited)                   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                        10

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings                                                                      18

Item 4.        Submission of Matters to a Vote of Security Holders                                    18

Item 5.        Other Information                                                                      18

Item 6.        Exhibits and Reports on Form 8-K                                                       19

         SIGNATURES                                                                                   22



                      PART I. Item 1. FINANCIAL INFORMATION


                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      FEBRUARY 28, 1998 AND AUGUST 30, 1997


                                     ASSETS


                                                                    February 28,     August 30,
                                                                       1998             1997
                                                                   (Unaudited)       (Audited)
                                                                ----------------  ---------------
Current assets:
         Cash and cash equivalents                               $  70,077,009      $  79,186,746
         Marketable securities                                      16,164,628         10,022,596
         Trade accounts receivable, net of allowance for
             doubtful accounts of $2,249,000 and $2,127,000,
             respectively                                           45,109,677         54,161,499
         Trade accounts receivable from affiliates                  19,658,566         10,092,769
         Inventories                                                69,816,496         61,990,473
         Deferred income tax benefit                                11,835,427         11,835,439
         Prepaid expenses and other current assets                  10,828,968          6,182,794
                                                                 -------------      -------------

                  Total current assets                             243,490,771        233,472,316
                                                                 -------------      -------------

Property, plant and equipment, at cost                             108,023,763        105,549,731
         Less accumulated depreciation and amortization            (36,420,937)       (28,884,658)
                                                                 -------------      -------------
                                                                    71,602,826         76,665,073
                                                                 -------------      -------------

Investment in affiliates                                            15,629,418         15,975,834
Deposits and other assets                                            3,357,795          3,937,844
Deferred income tax benefit                                          1,101,334          1,101,334
                                                                 -------------      -------------

                                                                 $ 335,182,144      $ 331,152,401
                                                                 =============      =============









     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      FEBRUARY 28, 1998 AND AUGUST 30, 1997
                                   (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        February 28,           August 30,
                                                                            1998                  1997
                                                                        (Unaudited)             (Audited)
                                                                    -----------------       ---------------
Current liabilities:
    Current maturities of long-term debt                              $      85,666         $     118,200
    Trade accounts payable                                               22,926,268            24,349,713
    Accrued expenses                                                     25,046,422            26,398,976
    Customer deposits                                                     6,663,034             2,816,617
    Deferred revenue                                                     13,155,945             8,910,824
                                                                      -------------         -------------

           Total current liabilities                                     67,877,335            62,594,330
                                                                      -------------         -------------

Long-term debt, less current maturities                                  42,093,586            42,137,894
Deferred income taxes                                                         4,158                 3,340
Minority interest                                                         2,258,468             2,077,208

Stockholders' equity:
     Preferred stock, no par value; 9,700,000 shares
           authorized; none issued and outstanding                               --                    --
     Series A Junior Participating Preferred Stock, no par
            value:  300,000 shares authorized; none issued and
           outstanding                                                           --                    --
     Common stock, no par value; 50,000,000 shares
            authorized; issued and outstanding,
            22,814,061 and 22,583,174 shares at February 28, 1998
            and August 30, 1997, respectively                           161,763,273           159,706,639
     Retained earnings                                                   62,273,618            64,985,283
     Cumulative translation adjustment                                   (1,088,294)             (352,293)
                                                                      -------------         -------------

           Total stockholders' equity                                   222,948,597           224,339,629
                                                                      -------------         -------------

                                                                      $ 335,182,144         $ 331,152,401
                                                                      =============         =============




     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           FOR THE QUARTERS ENDED FEBRUARY 28, 1998 AND MARCH 1, 1997
                                   (Unaudited)


                                                                February 28,            March 1,
                                                                   1998                  1997
                                                             ------------------    ----------------
Sales (including sales to affiliates of
    $26,088,000 and $20,977,000, respectively)                  $ 59,431,392         $ 60,157,375

Cost of sales                                                     38,759,409           38,865,173
                                                                ------------         ------------

      Gross profit                                                20,671,983           21,292,202

Selling, general and administrative expenses                      17,374,954           12,247,047
Research and development expenses                                 11,228,302            8,917,409
                                                                ------------         ------------

      Operating income (loss)                                     (7,931,273)             127,746

Interest expense                                                    (801,862)            (195,125)
Interest income                                                    1,190,871            1,227,478
Other income (expense), net                                          (86,721)            (180,692)
                                                                ------------         ------------

      Income (loss) before income taxes                           (7,628,985)             979,407

Income tax (benefit)  (benefit)                                   (3,042,384)            (303,400)
                                                                ------------         ------------

      Income (loss) before minority interest
             and equity in earnings (loss) of affiliates          (4,586,601)           1,282,807

Minority interest                                                    125,415             (149,344)

Equity in earnings (loss) of affiliates                             (135,816)             804,213
                                                                ------------         ------------

      Net income (loss)                                         ($ 4,597,002)        $  1,937,676
                                                                ============         ============

      Net income (loss) per common share - Basic                      ($0.20)               $0.09

      Net income (loss) per common share - Diluted                    ($0.20)               $0.08

      Weighted average common shares                              22,767,469           22,461,822

      Weighted average common shares
         and common share equivalents                             22,767,469           23,201,862




     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
          FOR THE SIX-MONTHS ENDED FEBRUARY 28, 1998 AND MARCH 1, 1997
                                   (Unaudited)


                                                           February 28,          March 1,
                                                               1998                1997
                                                       --------------------  -------------------
Sales (including sales to affiliates of
    $44,990,000 and $42,817,000, respectively)            $ 124,346,286         $ 127,148,370

Cost of sales                                                77,490,431            79,091,343
                                                          -------------         -------------

      Gross profit                                           46,855,855            48,057,027

Selling, general and administrative expenses                 31,763,518            25,465,886
Research and development expenses                            21,879,138            18,595,322
                                                          -------------         -------------

      Operating income (loss)                                (6,786,801)            3,995,819

Interest expense                                             (1,599,698)             (230,933)
Interest income                                               2,438,229             1,958,631
Other income (expense), net                                     (62,811)             (204,885)
                                                          -------------         -------------

      Income (loss) before income taxes                      (6,011,081)            5,518,632

Income tax expense (benefit)                                 (2,524,654)            1,103,726
                                                          -------------         -------------

      Income (loss) before minority interest
             and equity in earnings of affiliates            (3,486,427)            4,414,906

Minority interest                                               352,126              (264,107)

Equity in earnings of affiliates                                422,636             1,827,801
                                                          -------------         -------------

      Net income (loss)                                   ($  2,711,665)        $   5,978,600
                                                          =============         =============

      Net income (loss) per common share - Basic                 ($0.12)                $0.27

      Net income (loss) per common share - Diluted               ($0.12)                $0.26

      Weighted average common shares                         22,691,001            22,412,576

      Weighted average common shares
         and common share equivalents                        22,691,001            23,119,302




     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED FEBRUARY 28, 1998 AND MARCH 1, 1997
                                   (Unaudited)

                                                                            February 28,             March 1,
                                                                                1998                   1997
                                                                          ------------------     --------------
OPERATING ACTIVITIES:
    Net income (loss)                                                        ($ 2,711,665)        $  5,978,600
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
           Minority interest                                                     (352,126)             264,107
           Provision for deferred income taxes                                        818                2,958
           Depreciation and amortization                                        7,840,392            4,800,062
           Equity in earnings of affiliates                                      (422,636)          (1,827,801)
           Loss on sale of equipment                                                   --               11,901
           Changes in operating assets and liabilities:
                Trade accounts receivable                                        (513,975)          19,618,203
                Inventories                                                    (7,826,023)           5,723,634
                Prepaid and other current assets                               (4,646,174)              28,088
                Trade accounts payable                                         (1,423,445)         (13,587,813)
                Accrued expenses                                               (1,147,392)          (4,611,639)
                Customer deposits                                               3,846,417             (183,916)
                Deferred revenue                                                4,245,121             (310,690)
                Other                                                              66,114              270,121
                                                                             ------------         ------------

    Net cash provided by (provided by (used in)) operating activities          (3,044,574)          16,175,815
                                                                             ------------         ------------

INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment                               (2,474,032)         (21,586,568)
    Purchase of marketable securities                                         (11,142,280)         (15,065,983)
    Maturities of marketable securities                                         5,000,248            2,705,300
    Decrease (Increase) in deposits and other assets                              275,936              455,311
                                                                             ------------         ------------
          Net cash used in investing activities                                (8,340,128)         (33,491,940)
                                                                             ------------         ------------

FINANCING ACTIVITIES:
    Debt financing costs                                                               --             (338,872)
    Minority interest's investment in FME                                         500,335                   --
    Principal payments on long-term debt                                          (76,842)            (115,684)
    Increase in long-term debt                                                         --           42,000,000
    Net proceeds from issuance of common stock                                  1,851,472            1,315,740
                                                                             ------------         ------------
      Net cash provided by financing activities                                 2,274,965           42,861,184
                                                                             ------------         ------------

Increase (decrease) in cash and cash equivalents                               (9,109,737)          25,545,059

Cash and cash equivalents at beginning of period                               79,186,746           48,804,158
                                                                             ------------         ------------

Cash and cash equivalents at end of period                                   $ 70,077,009         $ 74,349,217
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

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

(1)      CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's Annual 10-K Report on Form 10-K for the fiscal year ended August 30, 1997 previously filed with the Securities and Exchange Commission.

(2)      INVENTORIES

         Inventories are summarized as follows:

                                                  February 28,         August 30,
                                                      1998                 1997
                                                   (Unaudited)          (Audited)
                                                 --------------      -------------

          Finished productsproducts                $ 5,951,145        $ 7,539,031
          Work-in-process                           21,712,128         18,341,911
          Subassemblies                              8,515,712          9,545,857
          Raw materials and purchased parts         33,637,511         26,563,674
                                                   -----------        -----------
                                                   $69,816,496        $61,990,473
                                                   -----------        -----------

(3)      SUPPLEMENTARY CASH FLOW INFORMATION

                                                                  Six Months Ended
                                                        -----------------------------------
                                                            February            March 1,
                                                              1998                1997
                                                           (Unaudited)         (Unaudited)
                                                         ----------------    --------------
          Schedule of interest and income taxes paid:

                     Interest                                $1,579,297        $   85,533

                     Income taxes                            $1,313,819        $3,816,630

         The Company realized ina tax benefit from disqualifying stock options and purchasesthe exercise of stock options of $205,162 and $70,280 in the first half of fiscal 1998 and 1997, respectively.

(4)      RECONCILIATION OF EARNINGS AND SHARE AMOUNTS USED IN EPS CALCULATION

         Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the quarter and six months ended February 28, 1998 and March 1, 1997 were calculated using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of dilutive common stock equivalents. As a result, the Company's reported earnings per share for prior periods were restated. There was no material impact on reported earnings per share (EPS) data when compared to basic and diluted earnings per share calculated under the provisions of SFAS No. 128 for the quarter and six months ended March 1, 1997.

                                          FSI INTERNATIONAL, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------------
                                               FEBRUARY 28, 1998                                      MARCH 1, 1997
                                                  (UNAUDITED)                                          (UNAUDITED)
                                -------------------------------------------------    ---------------------------------------------
                                                                      Per Share                                         Per Share
FOR THE QUARTERS ENDED              Income             Shares           Amount           Income           Shares          Amount
                                  -----------        ----------      ------------    -------------      ------------   ------------
Net Income (loss)                 ($4,597,002)                                          $1,937,676

BASIC EARNINGS PER SHARE:
Income (loss) available to
common stockholders               ($4,597,002)        22,767,469          ($0.20)       $1,937,676       22,461,822          $0.09

Effect of Dilutive Securities:

Stock options                               -                 - *              -                -           740,040         ($0.01)

DILUTIVE EARNINGS PER SHARE:
Income (loss) available to
common stockholders               ($4,597,002)         22,767,469         ($0.20)       $1,937,676       23,201,862          $0.08



------------------------------------------------------------------------------------------------------------------------------------
                                                   FEBRUARY 28, 1998                                    MARCH 1, 1997
                                                      (UNAUDITED)                                        (UNAUDITED)
                                      -----------------------------------------------    ------------------------------------------
                                                                             Per                                             Per
                                                                            Share                                           Share
FOR THE SIX MONTHS ENDED                 Income             Shares          Amount          Income            Shares        Amount
                                      ------------        ----------      ---------       -----------       -----------  ----------
Net Income (loss)                     ($2,711,665)                                         $5,978,600

BASIC EARNINGS PER SHARE:
Income (loss) available to
common stockholders                   ($2,711,665)         22,691,001       ($0.12)        $5,978,600        22,412,576      $0.27

Effect of Dilutive Securities:

Stock options                                   -                 - *            -                 -            706,726     ($0.01)

DILUTIVE EARNINGS PER SHARE:
Income (loss) available to
common stockholders                   ($2,711,665)         22,691,001       ($0.12)        $5,978,600        23,119,302      $0.26




* The effect of stock options were not included in the calculation of dilutive earnings per share for the quarter and six months ended February 28, 1998 because their inclusion would have been anti-dilutive.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST SIX MONTHS OF FISCAL 1998 COMPARED WITH THE SECOND QUARTER AND FIRST SIX MONTHS OF FISCAL 1997

The information in this discussion, except for the historical information contained herein, contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements are subject to various risks and uncertainties. Actual results may be materially different from these foward-looking statements. Factors that could cause actual results to differ include general economic conditions including the current economic and financial conditions in Asia, particularly Korea and Japan; the demand and price for semiconductors; the level of new orders and order delays or cancellations; competitive pricing pressures; the timing and success of current and future product and process development programs; the success of the company's affiliated distributors; and the timing and extent of an industry up-or down-turn. In addition, readers are also directed to the Risk Factors discussion found below under "Risk Factors" and in the Company's Report on Form 10-K for the year ended August 30, 1997 and the Company's Report on Form 10-Q for the quarter ended November 29, 1997. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. The Company assumes no obligation to publicly release any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences. Such forward-looking statements are marked with an asterisk (*).

Due to current industry conditions, the Company implemented cost-control measures including asking all employees to take ten furlough days during the remainder of the fiscal year. In addition, capital spending plans have been reduced for fiscal 1998, from previously anticipated $10 to $15 million to less than $10 million.*

SALES:


                     Second Quarters Ended                                      Six Months Ended
       --------------------------------------------------     ----------------------------------------------------

        February 28,                         March 1,            February 28,                       March 1,
            1998            Change              1997                  1998         Change             1997
       ---------------- --------------- -----------------     ----------------- -------------- -------------------
Sales   $59,431,392        (1.2%)           $60,157,375           124,346,286     (2.2%)            $127,148,370


Sales decreased to $59.4 million for the second quarter ended February 28, 1998 as compared to $60.2 million for the second quarter of fiscal 1997. Sales for the six months ended February 28, 1998 decreased $2.8 million to $124.3 million as compared to $127.1 million for the first six months of fiscal 1997. Sales for the second quarter of fiscal 1998 were lower than anticipated due to the softness in the microelectronics market. The Company experienced an order delay from a major Korean semiconductor manufacturer, which had been expected to ship during the quarter. In addition, a U.S. disk drive manufacturer requested a delay in the shipment of two POLARIS(R) Microlithography Clusters.

International sales were $26.5 million, and $25.5 million for the second quarter of fiscal 1998 and 1997, respectively, and represented approximately 44.6% and 42.3% of sales during these periods. International sales were $48.1 million and $48.2 million for the first half of fiscal 1998 and 1997, respectively, and represented 38.7% and 37.9% of sales during these periods. International sales were approximately 36% of total sales for fiscal 1997. The increase in international sales in second quarter and first half of fiscal 1998 as a percentage of sales as compared to second quarter and first half of fiscal 1997 occurred in Europe.

The continued weakness in DRAM prices, driven by excess capacity, combined with the financing difficulties and economic turbulence in Asia are causing the Company's customers to be cautious about capital spending. In addition, some customers are contracting out device manufacturing instead of adding capacity to their own operations. Given the uncertainty in the industry, the Company could see delays or cancellations of orders in the future.* The Company believes, with the current softness in the industry and the overall uncertainty in the market place, fiscal 1998 sales could be at or below 1997 sales of $252 million.*

Therefore, sales for the next few quarters are currently forecasted to be relatively flat compared to the second quarter.*

GROSS PROFIT:


                                         Second Quarter                                      Six Months Ended
                         -----------------------------------------------     --------------------------------------------------

                           February 28,                     March 1,             February 28,                       March 1,
                              1998          Change           1997                   1998          Change              1997
                         --------------- -------------- ----------------     ----------------- --------------- ----------------
Gross Profit                $20,671,983     (2.9%)          $21,292,202           $46,855,855      (2.5%)          $48,057,027

As a % of sales                   34.8%                           35.4%                 37.7%                            37.8%


Gross profit as a percentage of sales for second quarter of fiscal 1998 was 34.8% as compared to approximately 35.4% for second quarter of fiscal 1997. Gross profit as a percentage of sales for the first six months of fiscal 1998 was 37.7% as compared to approximately 37.8% for the first six months of fiscal 1997. Gross profit margins for the second quarter and the first six months of fiscal 1998 were impacted by low manufacturing capacity utilization, reflecting lower than expected revenues and the addition of the new Microlithography facility in Allen, Texas in the second half of fiscal 1997. Also, an increase in inventory obsolescence reserves, OEM systems content and increased pricing pressure impacted gross margins.

The Company's gross profit margin fluctuates as a result of a number of factors, including the mix of products sold, the proportion of international sales, OEM systems content, competitive pricing pressures and the utilization of manufacturing capacity. The Company expects gross margins as a percentage of sales to slightly increase during the remainder of fiscal 1998 due to the expected mix of products to be sold.*

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

                                         Second Quarter                                       Six Months Ended
                         ------------------------------------------------     -------------------------------------------------
                          February 28,                      March 1,             February 28,                      March 1,
                              1998            Change          1997                  1998           Change           1997
                         ---------------- -------------- ----------------     ------------------ ------------ -----------------
SG&A Expenses                $17,374,954      41.9%          $12,247,047            $31,763,518     24.7%          $25,465,886

As a % of sales                    29.2%                           20.4%                  25.5%                          20.0%


Selling, general and administrative expenses were $17.4 million and $12.2 million or 29.2% and 20.4% of sales during the second quarter of fiscal 1998 and 1997, respectively. For the first six months of fiscal 1998, and 1997, SG&A expenses were $31.8 million and $25.5 million or 25.5% and 20.0% of sales, respectively. SG&A expenses were higher in the second quarter and first half of fiscal 1998 as compared to the second quarter and first half of fiscal 1997 primarily due to one-time charges of approximately $2 million related to organizational changes announced in December 1997 and the settlement of a patent infringement lawsuit.

In addition, the increase in the amount of SG&A expenses in the second quarter and first half of fiscal 1998 was also due to increased costs associated with the new business system, year 2000 programs and overall infrastructure costs.

The Company recently settled a patent infringement lawsuit relating to its EXCALIBUR(R) Systems which had been brought by Purusar Corporation in October 1995. In exchange for a one-time lump-sum payment, Purusar has dismissed the lawsuit and released FSI and its customers from any past or future claims of infringement relating to the patent at issue. FSI did not and will not be paying any royalties to Purusar. (See Item 3, Legal Proceedings).

RESEARCH AND DEVELOPMENT EXPENSES:


                                          Second Quarter                                      Six Months Ended
                          -----------------------------------------------     -------------------------------------------------
                            February 28,                     March 1,            February 28,                       March 1,
                               1998           Change           1997                 1998          Change             1997
                          ---------------- ------------- ----------------     ----------------- ------------- -----------------
R&D Expenses                  $11,228,302     25.9%           $8,917,409           $21,879,138     17.7%           $18,595,322

As a % of sales                     18.9%                          14.8%                 17.6%                           14.6%


Research and development expenses for the second quarter of fiscal 1998 were $11.2 million, or 18.9% of sales, as compared to $8.9 million, or 14.8% of sales, for the second quarter of fiscal 1997. For the first six months of fiscal 1998, research and development expenses were $21.9 million or 17.6% of sales as compared to $18.6 million or 14.6% of sales for the first half of fiscal 1997. The increase in the amount of R&D expenses resulted from continued product and process development efforts on new and existing products, including 300-mm development programs for the EXCALIBUR(R), ARIES(TM) CryoKinetic(TM) cleaning systems, the ZETA(TM) automated surface conditioning system, the new POLARIS(R) cluster models and certain new chemical management products. The Company is also investing in 0.25 and 0.18 micron process development programs. The successful introduction of new products is important to the long-term growth of the Company.* Overall, the Company's goal is to invest approximately 13% to 15% of sales in research and development and process development programs.* The Company expects to invest a higher percentage of sales in research and development programs in fiscal 1998.*

OTHER INCOME (EXPENSE), NET:

                                             Second Quarter                                    Six Months Ended
                              ----------------------------------------------    ------------------------------------------------
                                 February 28,                     March 1,         February 28,                      March 1,
                                    1998           Change          1997               1998           Change           1997
                              ---------------- ------------- ---------------    ---------------- -------------- ----------------
Other income, (expense), net      $302,288       (64.5%)           $851,661            $775,720     (49.1%)          $1,522,813

As a % of sales                       0.5%                             1.4%                0.6%                            1.2%


Other income, (expense) was approximately $302,000 and $776,000 respectively, of income for the second quarter and first six months of fiscal 1998 as compared to $852,000 and $1.5 million, respectively, of income for the second quarter and first half of fiscal 1997.

INCOME TAX (BENEFIT) EXPENSE:

Income tax (benefit), expense for the second quarter and first six months of fiscal 1998 was approximately ($3.0) million tax (benefit) and ($2.5) million tax (benefit), respectively, compared to approximately ($303,000) tax benefit and $1.1 million of tax expense, respectively for the second quarter and first six months of fiscal 1997.

EQUITY IN EARNINGS OF AFFILIATES:


                                           Second Quarter                                     Six Months Ended
                           ------------------------------------------------    ------------------------------------------------
                              February 28,                     March 1,          February 28,                      March 1,
                                 1998            Change          1997                1998            Change          1997
                           ------------------ --------------- -------------    ------------------- ------------ ---------------
Equity in
    Earnings (Loss)
    of Affiliates            ($135,816)          (116.9%)         $804,213           $422,636        (76.9%)        $1,827,801

As a % of sales                  (0.2%)                               1.3%               0.3%                             1.4%


The equity in loss of affiliates was ($136,000) for the second quarter of fiscal 1998, compared to earnings of $804,000 for the second quarter of fiscal 1997. For the first six months of fiscal 1998, equity in earnings of affiliates was $423,00 compared to $1.8 million for the first half of fiscal 1997. The decrease is due to lower earnings at both affiliates (Metron Technology B.V. and m-FSI Ltd.) due to the downturn in industry conditions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and marketable securities approximated $86.2 million as of February 28, 1998, a decrease of $3.0 million from the end of fiscal year 1997. The decrease in cash, cash equivalents and marketable securities is a result of cash flow used in operations of approximately $3.0 million.

The Company's accounts receivable increased 0.8%, or approximately $514,000 to $64.8 million at February 28, 1998 as compared to $64.3 million at the end of fiscal 1997. The increase in accounts receivable is due to an increase in foreign sales from 30% in the fourth quarter of fiscal 1997 to 45% in the second quarter of fiscal 1998. Generally, foreign receivables tend to have extended payment terms or take longer to collect. The Company does not believe it has any significant collection exposure from South East Asia.*

The Company's inventory increased approximately $7.8 million to $69.8 million at February 28, 1998 compared to $62.0 million at the end of fiscal 1997. This was mainly due to increased levels of raw materials and purchased parts. The Company had anticipated higher order levels in the first half of fiscal 1998 than what was achieved which resulted in higher inventory levels. As of February 28, 1998, the Company's current ratio of current assets to current liabilities was 3.59 to
1.0 and working capital was $175.6 million.

The Company had acquisitions of property, plant and equipment of approximately $2.5 million and $21.6 million for the first half of fiscal 1998 and fiscal 1997, respectively. It is anticipated the Company will invest less than $10.0 million in fiscal 1998.*

The Company believes that with existing cash and cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet the Company's current projected working capital and other cash requirements through at least fiscal 1999.*

The Company believes that success in its industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies.* The Company may fund such activities with additional equity or debt financings.* The sale of additional equity or debt securities could result in additional dilution to the Company's shareholders.*

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share, which simplifies the standards for computing earnings per share previously found in Accounting Principles

Board Opinion (APB) No. 15. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures, and requires a reconciliation. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB No. 15. SFAS No. 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period earnings-per-share data presented. The Company implemented SFAS No. 128 during the second quarter of fiscal 1998. This implementation of SFAS No. 128 did not have a material impact on the Company's financial statement disclosures.

In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structures, which was implemented by the Company in the first quarter of fiscal 1998. SFAS No. 129 requires companies to disclose certain information about their capital structure. The disclosure requirements of SFAS No. 129 did not have an impact on the Company's financial statement disclosures.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 in fiscal year 1999.

In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. Management has not yet evaluated the effects of this change on its reporting of segment information. The Company will adopt SFAS No. 131 in fiscal 1999.

RISK FACTORS

Due to the nature of business and the industry in which the Company operates, the following risk factors should be considered in addition to others described above.

CYCLICALITY AND VOLATILITY IN THE MICROELECTRONICS INDUSTRY:

The Company's business depends upon the capital equipment expenditures of microelectronics manufacturers, which in turn depend on the current and anticipated market demand for semiconductor devices and products utilizing semi-conductor devices. The microelectronics industry has been cyclical in nature and has experienced periodic downturns. Certain semiconductor device manufactures have experienced slowdowns in terms of product demand and volatility in terms of product pricing. Industry slowdowns and volatility have caused the semiconductor device manufacturers to reduce their demand for semiconductor processing equipment and in some instances, to delay capital equipment decisions. In some cases this has resulted in order delays and may result in order cancellations or delays of delivery dates for the Company's products. No assurance can be given that the Company's sales and operating results will not be adversely affected during a slowdown in the semiconductor industry.

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

NEW FACILITIES AND RELATED INFASTRUCTURE COSTS:

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

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS:

The Company's operating results have in the past been, and may continue to be, subject to quarterly fluctuations due to a number of factors. FSI may experience significant fluctuations in its quarterly sales, gross profits, operating results, and net income. Factors which may influence FSI's operating results in a given quarter include specific economic conditions in the microelectronics industry, the financial results of FSI's affiliates, the timing of the receipt of orders from major customers, the mix of products sold by FSI, competitive pricing pressures, the proportion of international sales, product modifications requested by customers, utilization of manufacturing capacity, and production ability. During a specific quarter, a significant portion of the Company's revenue may be derived from the sale of a relatively small number of systems. Accordingly, a small change in the numbers of such systems sold in a quarter may cause significant changes in operating results. Moreover, customers may cancel or reschedule shipments, and parts availability could delay shipments. These factors also could significantly affect annual results of operations.

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

LITIGATION:

The Company recently settled a patent infringement lawsuit. The Company could become involved in additional litigation in the future. There can be no assurance about the outcome of any future litigation or patent infringement inquiries and whether it will adversely impact the Company's business or results of operations.

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

INDUSTRY CONSOLIDATION:

There has been a trend toward industry consolidation for several years, During fiscal 1997, the Company saw this trend continue with the completion of two large industry mergers. The Company expects this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in a rapidly changing industry. The Company believes that the industry consolidation may result in competitors that are better able to compete. This could have a material adverse affect on the Company's business operating results and financial condition.

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

YEAR 2000:

The Company is addressing the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way. The Company is aware of the computing difficulties that the Millennium issue presents for the year 2000.

The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from some of the Company's vendors that plans are being developed to address processing of transactions in the year 2000. It is anticipated the Company will incur at least $850,000 to address the year 2000 problem during fiscal 1998 and $800,000 in fiscal 1999. The year 2000 problem creates risk for the Company from unforeseen problems in its own computer systems and from the Company's vendors. The failures of the Company's or its vendor's computer systems could have a material impact on the Company's operations.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company recently settled a patent infringement lawsuit relating to its EXCALIBUR(R) Systems which had been brought by Purusar Corporation in October 1995. In exchange for a one-time lump-sum payment, Purusar has dismissed the lawsuit and released the Company and its customers from any past or future claims of infringement relating to the patent at issue. The Company did not and will not be paying any royalties to Purusar.

ITEM 2.   CHANGE IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's Annual Meeting of Shareholders held on January 27, 1998, the shareholders approved the following:

          (1) Election of three Class II Directors to serve a three-year term. Each nominated director was elected as follows:


          DIRECTOR-NOMINEE          VOTES FOR               VOTES ABSTENTIONS
          ----------------          ---------               -----------------
          Neil R. Bonke             19,462,258                   77,178
          Joel A. Elftmann          19,466,693                   72,743
          Thomas D. George          19,468,173                   71,263

          James A. Bernards and Joanna T. Lau, as Class I Directors, and Terrence W. Glarner and Charles R. Wofford, as Class III Directors, continue to serve as directors of the Company.

          (2) Proposal to ratify the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending August 29, 1998. The proposal received 19,456,987 votes for and 50,588 votes against. There were 31,861 abstentions.

          (3) Proposal to increase the number of shares authorized under the FSI International, Inc. Employee Stock Purchase Plan by 350,000 shares. The proposal received 18,262,627 votes for and 1,204,928 votes against. There were 71,881 abstentions.

          (4) Proposal to increase the number of shares authorized under FSI International, Inc's 1997 Omnibus Stock Plan by 750,000 shares. The proposal received 13,507,635 votes for and 5,805,744 votes against. There were 226,057 abstentions.

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

 *10.16     Management Agreement between FSI International, Inc. and Dale A.
            Courtney, effective as of March 28, 1994. (9)
 *10.17     Management Agreement between FSI International, Inc. and Joel A.
            Elftmann, effective as of March 28, 1994 (9)
 *10.19     Management Agreement between FSI International, Inc. and Peter A.
            Pope, effective as of March 28, 1994. (9)
 *10.20     Management Agreement between FSI International, Inc. and Benno G.
            Sand, effective as of March 31, 1994. (9)
 *10.21     Management Agreement between FSI International, Inc. and Benjamin
            J. Sloan, effective as of March 28, 1994. (9)
 *10.22     Management Agreement between FSI International, Inc. and J. Wayne
            Stewart, effective as of March 28, 1994. (9)
 *10.23     Management Agreement between FSI International, Inc. and Charles
            Wofford effective as of February 5, 1996. (13)
 *10.24     FSI International, Inc. 1994 Omnibus Stock Plan. (10)
 *10.25     FSI International, Inc. 1997 Incentive Plan.
  10.26     First Amendment to Lease made and entered into October 31, 1995 by and between Lake Hazeltine Properties and FSI International, Inc.
            (11)
  10.27     Distribution Agreement made and entered into as of July 6, 1995 by and between FSI International, Inc. and Metron Semiconductors
            Europa B.V. (Exhibits to Agreement omitted) (11)
  10.28     Lease dated August 9, 1995 between Skyline Builders, Inc. and FSI
            International, Inc. (11)
  10.29     Lease Rider dated August 9, 1995 between Skyline Builders, Inc. and
            FSI International, Inc. (11)
  10.30     Lease Amendment dated November, 1995 between Roland A. Stinski and
            FSI International, Inc. (Exhibits to Amendment omitted) (11)
   27.0     Financial Data Schedules

    (1) Filed as an Exhibit to the Company's Report on Form 8-K dated January 5, 1995, as amended, File No. 0-17276, and incorporated by reference.
    (2) Filed as an Exhibit to the Company's Registration Statement on Form S-3 dated January 5, 1995, SEC File No. 33-88250 and incorporated by reference.
    (3) Filed as an Exhibit to the Company's Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.
    (4) Filed as an Exhibit to the Company's Registration Statement on Form S-1, SEC File No. 33-25035, and incorporated by reference.
    (5) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1989, SEC File No. 0-17276, and incorporated by reference.
    (6) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.
    (7) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.
    (8) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.
    (9) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.
    (10)Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.
    (11)Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1995, SEC File No. 0-17276 and incorporated by reference.
    (12)Filed as an Exhibit to the Company's Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.
    (13)Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1996, SEC File No. 0-17276 and incorporated by reference.
    (14)Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended March 1, 1997, SEC File No. 0-17276, and incorporated by reference.
    (15)Filed as an Exhibit to the Company's Report on Form 8-K, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

---------------------------

     (b)  Reports on Form 8-K
          No reports on Form 8-K were filed during the second quarter ended February 28, 1998.

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



                                             FSI INTERNATIONAL, INC.
                                             . . . . . . . . . . . . .

                                                    [Registrant]


DATE:  April 13, 1998



                                      By:      /s/Patricia M. Hollister
                                               ---------------------------------
                                               Patricia M. Hollister
                                               Chief Financial Officer and
                                               Corporate Controller
                                               on behalf of the
                                               Registrant and as
                                               Principal Financial Officer