Form 10-Q
period 1998-05-30
FSI INTERNATIONAL INC
filed 1998-07-14
CIK 841692

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended MAY 30, 1998


                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from               to
                               --------------  -----------------
Commission File Number: 0-17276

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

COMMON STOCK, NO PAR VALUE - 22,909,671 SHARES OUTSTANDING AS OF JUNE 22, 1998

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q


PART I.         FINANCIAL INFORMATION                                                               PAGE NO.
-------         ---------------------                                                               --------
Item 1.         Consolidated Condensed Financial Statements:

                      Consolidated Condensed Balance Sheets as of
                      May 30, 1998 (Unaudited) and August 30, 1997                                      3

                      Consolidated Condensed Statements of Operations
                       (Unaudited) for the quarters ended May 30, 1998
                       and May 31, 1997                                                                 5

                      Consolidated Condensed Statements of Operations (Unaudited)
                       for the nine months ended May 30, 1998 and May 31, 1997                          6

                      Consolidated Condensed Statements of Cash Flows (Unaudited)
                       for the nine months ended May 30, 1998 and May 31, 1997                          7

                      Notes to Consolidated Condensed Financial Statements (Unaudited)                  8

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                   10

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                                       18

Item 2.         Change in Securities                                                                    19

Item 6.         Exhibits and Reports on Form 8-K.                                                       20



                      PART I. Item 1. FINANCIAL INFORMATION

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        MAY 30, 1998 AND AUGUST 30, 1997

                                     ASSETS


                                                                                  May 30,             August 30,
                                                                                   1998                  1997
                                                                                (Unaudited)           (Audited)
                                                                             ------------------   ------------------
Current assets:
      Cash and cash equivalents                                               $  66,043,901        $    79,186,746
      Marketable securities                                                      23,057,950             10,022,596
      Trade accounts receivable, net of allowance for
          doubtful accounts of $2,274,000 and $2,127,000,
          respectively                                                           37,754,035             54,161,499
      Trade accounts receivable from affiliates                                  20,808,527             10,092,769
      Inventories                                                                65,207,141             61,990,473
      Deferred income tax benefit                                                11,835,427             11,835,439
      Prepaid expenses and other current assets                                  13,545,373              6,182,794
                                                                              --------------       ---------------
          Total current assets                                                  238,252,354            233,472,316
                                                                              --------------       ---------------

Property, plant and equipment, at cost                                          109,824,736            105,549,731
      Less accumulated depreciation and amortization                            (40,349,126)           (28,884,658)
                                                                              --------------       ---------------
                                                                                 69,475,610             76,665,073
                                                                              --------------       ---------------

Investment in affiliates                                                         15,546,348             15,975,834
Deposits and other assets                                                         3,022,424              3,937,844
Deferred income tax benefit                                                       1,101,334              1,101,334
                                                                              --------------       ---------------

                                                                              $ 327,398,070        $   331,152,401
                                                                              =============        ===============




      See accompanying notes to consolidated condensed financial statements

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        MAY 30, 1998 AND AUGUST 30, 1997
                                   (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                  May 30,               August 30,
                                                                                    1998                   1997
                                                                                (Unaudited)             (Audited)
                                                                            ---------------------    -----------------
Current liabilities:
     Current maturities of long-term debt                                        $      73,670          $     118,200
     Trade accounts payable                                                         17,352,795             24,349,713
     Accrued expenses                                                               26,090,950             26,398,976
     Customer deposits                                                               6,111,365              2,816,617
     Deferred revenue                                                               13,113,703              8,910,824
                                                                                 -------------          -------------

           Total current liabilities                                                62,742,483             62,594,330
                                                                                 -------------          -------------

Long-term debt, less current maturities                                             42,079,213             42,137,894
Deferred income taxes                                                                    3,566                  3,340
Minority interest                                                                    1,797,806              2,077,208

Stockholders' equity:
     Preferred stock, no par value; 9,700,000 shares
           authorized; none issued and outstanding                                           -                      -
     Series A Junior Participating Preferred Stock, no par
           value; 300,000 shares authorized; none issued
           and outstanding                                                                   -                      -
     Common stock, no par value; 50,000,000 shares
           authorized; issued and outstanding, 22,909,171
           and  22,583,174 shares at May 30, 1998
           and August 30, 1997, respectively                                       162,254,590            159,706,639
     Retained earnings                                                              60,287,072             64,985,283
     Cumulative translation adjustment                                              (1,766,660)              (352,293)
                                                                                 -------------          -------------
           Total stockholders' equity                                              220,775,002            224,339,629
                                                                                 -------------          -------------

                                                                                 $ 327,398,070          $ 331,152,401
                                                                                 =============          =============



      See accompanying notes to consolidated condensed financial statements

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              FOR THE QUARTERS ENDED MAY 30, 1998 AND MAY 31, 1997
                                   (Unaudited)



                                                                                 May 30,             May 31,
                                                                                   1998                1997
                                                                              ---------------     --------------
Sales (including sales to affiliates of
      $16,602,000 and $15,067,000, respectively)                                $ 55,835,934        $ 51,393,863

Cost of goods sold                                                                34,425,899          31,726,229
                                                                                ------------        ------------

      Gross profit                                                                21,410,035          19,667,634

Selling, general and administrative expenses                                      14,947,649          14,391,419
Research and development expenses                                                 10,496,610          10,794,056
                                                                                ------------        ------------

      Operating loss                                                              (4,034,224)         (5,517,841)

Interest expense                                                                    (790,667)           (705,605)
Interest income                                                                    1,206,449           1,227,237
Other income (expense), net                                                           88,865            (138,688)
                                                                                ------------        ------------

      Loss before income taxes                                                    (3,529,577)         (5,134,897)

Income tax benefit                                                                (1,196,203)         (1,195,822)
                                                                                ------------        ------------

      Loss before minority interest
           and equity in earnings of affiliates                                   (2,333,374)         (3,939,075)

Minority interest                                                                    202,781             116,364

Equity in earnings of affiliates                                                     144,047           1,078,663
                                                                                ------------        ------------


      Net loss                                                                  $ (1,986,546)        $(2,744,048)
                                                                                ============         ===========

      Net loss per common share - Basic                                         $      (0.09)        $     (0.12)
      Net loss per common share - Diluted                                       $      (0.09)        $     (0.12)

      Weighted average common shares                                              22,848,680          22,507,019

      Weighted average common shares
           and common share equivalents                                           22,848,680          22,507,019



      See accompanying notes to consolidated condensed financial statements

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             FOR THE NINE-MONTHS ENDED MAY 30, 1998 AND MAY 31, 1997
                                   (Unaudited)



                                                                               May 30,               May 31,
                                                                                1998                  1997
                                                                         -----------------     -----------------
Sales (including sales to affiliates of
      $61,592,000 and $57,885,000, respectively)                           $  180,182,220        $  178,542,233

Cost of goods sold                                                            111,916,330           110,817,572
                                                                           --------------        --------------

      Gross profit                                                             68,265,890            67,724,661

Selling, general and administrative expenses                                   46,711,167            39,857,305
Research and development expenses                                              32,375,748            29,389,378
                                                                           --------------        --------------

      Operating loss                                                          (10,821,025)           (1,522,022)

Interest expense                                                               (2,390,365)             (936,538)
Interest income                                                                 3,644,678             3,185,868
Other income (expense), net                                                        26,054              (343,573)
                                                                           --------------        --------------

      Income (loss) before income taxes                                        (9,540,658)              383,735

Income tax benefit                                                             (3,720,857)              (92,096)
                                                                           --------------        --------------

      Income (loss) before minority interest
           and equity in earnings of affiliates                                (5,819,801)              475,831

Minority interest                                                                 554,907              (147,743)

Equity in earnings of affiliates                                                  566,683             2,906,464
                                                                           --------------        --------------

      Net income (loss)                                                    $   (4,698,211)       $    3,234,552
                                                                           ==============        ==============

      Net income (loss) per common share - Basic                           $        (0.21)       $         0.14
      Net income (loss) per common share - Diluted                         $        (0.21)       $         0.14

      Weighted average common shares                                           22,737,537            22,444,057

      Weighted average common shares
           and common share equivalents                                        22,737,537            23,272,289



      See accompanying notes to consolidated condensed financial statements

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED MAY 30, 1998 AND MAY 31, 1997
                                   (Unaudited)



                                                                               May 30,               May 31,
                                                                                1998                  1997
                                                                          -----------------     ----------------
OPERATING ACTIVITIES:
      Net income (loss)                                                   $     (4,698,211)      $     3,234,552
      Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
          Minority interest                                                       (554,907)              147,743
          Provision for deferred income taxes                                          226                 2,052
          Depreciation and amortization                                         11,968,542             8,475,486
          Equity in earnings of affiliates                                        (566,683)           (2,906,464)
          Loss on disposal of equipment                                                  -                11,901
          Changes in operating assets and liabilities:
              Trade accounts receivable                                          5,691,706            32,020,386
              Inventories                                                       (3,216,668)           (1,352,722)
              Other current assets                                              (7,362,578)           (2,974,046)
              Trade accounts payable                                            (6,996,918)           (8,973,671)
              Accrued expenses                                                     (94,541)           (8,633,791)
              Customer deposits                                                  3,294,749               377,735
              Deferred revenue                                                   4,202,879             2,380,349
              Other                                                               (643,017)              179,503
                                                                          ----------------       ---------------

      Net cash provided by operating activities                                  1,024,579            21,989,013
                                                                          ----------------       ---------------

INVESTING ACTIVITIES:
      Acquisition of property, plant and equipment                              (4,275,005)          (34,151,335)
      Purchase of marketable securities                                        (23,435,560)          (18,685,251)
      Sales of marketable securities                                                     -             9,317,052
      Maturities of marketable securities                                       10,400,206             5,057,730
      Decrease in deposits and other assets                                        411,346               575,079
                                                                          ----------------       ---------------
          Net cash used in investing activities                                (16,899,013)          (37,886,725)
                                                                          ----------------       ---------------

FINANCING ACTIVITIES:
      Minority interest's investment in FME                                        500,335                     -
      Additions to long-term debt                                                        -            42,000,000
      Debt financing costs                                                               -              (338,872)
      Principal payments on long-term debt                                        (103,211)             (178,412)
      Net proceeds from issuance of common stock                                 2,334,465             1,357,715
                                                                          ----------------       ---------------
          Net cash provided by financing activities                              2,731,589            42,840,431
                                                                          ----------------       ---------------

Increase (decrease) in cash and cash equivalents                               (13,142,845)           26,942,719

Cash and cash equivalents at beginning of period                                79,186,746            48,804,158
                                                                          ----------------       ---------------

Cash and cash equivalents at end of period                                $     66,043,901       $    75,746,877
                                                                          ================       ===============


      See accompanying notes to consolidated condensed financial statements

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

 (1)     CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 30, 1997 previously filed with the Securities and Exchange Commission.

(2)      INVENTORIES

         Inventories are summarized as follows:


                                                                                      May 30,              August 30,
                                                                                      1998                    1997
                                                                                   (Unaudited)             (Audited)
                                                                                ------------------     -------------------
             Finished products                                                       $  6,223,899            $  7,539,031
             Work-in-process                                                           13,761,159              18,341,911
             Subassemblies                                                              9,472,076               9,545,857
             Raw materials and purchased parts                                         35,750,007              26,563,674
                                                                                ------------------     -------------------
                                                                                     $ 65,207,141            $ 61,990,473
                                                                                ------------------     -------------------

(3)      SUPPLEMENTARY CASH FLOW INFORMATION
                                                                                            Nine Months Ended
                                                                                ------------------------------------------
                                                                                      May 30,                  May 31,
                                                                                      1998                      1997
                                                                                   (Unaudited)              (Unaudited)
                                                                                ------------------    --------------------
        Schedule of interest and income taxes paid:
                   Interest                                                            $1,605,413            $    159,184

                   Income taxes                                                        $2,605,742            $  4,959,938


         The Company realized a tax benefit from the exercise of stock options of $213,486 and $70,280 in the first nine months of fiscal 1998 and 1997, respectively.

(4)      RECONCILIATION OF EARNINGS AND SHARE AMOUNTS USED IN EPS CALCULATION

         The Company adopted SFAS No. 128, "Earnings per Share" during the quarter ended February 28, 1998. Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the quarter and nine months ended May 30, 1998 and May 31, 1997 were calculated using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of dilutive common stock equivalents. As a result the Company's reported earnings per share for prior periods were restated. There was no material impact on reported earnings per share (EPS) data when compared to basic and diluted earnings per share calculated under the provisions of SFAS No. 128 for the quarter and nine months ended May 31, 1997.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES


                                                May 30, 1998                                  May 31, 1997
                                                 (Unaudited)                                  (Unaudited)
                                 -------------------------------------------- ---------------------------------------------
                                                                     Per                                           Per
                                                                    Share                                         Share
FOR THE QUARTERS ENDED                Loss           Shares         Amount         Loss            Shares         Amount
                                 ---------------- --------------  ----------- ---------------- ---------------  -----------
Net loss                            $(1,986,546)                                 $(2,744,048)

BASIC EARNINGS PER
SHARE:
Loss available to
common stockholders                 $(1,986,546)     22,848,680      $(0.09)     $(2,744,048)      22,507,019      $(0.12)

Effective of Dilutive
Securities:

Stock options                                  -             -*            -                -              -*            -

DILUTIVE EARNINGS PER
SHARE:
Loss available to
common stockholders                 $(1,986,546)     22,848,680      $(0.09)     $(2,744,048)      22,507,019      $(0.12)


                                                May 30, 1998                                  May 31, 1997
                                                 (Unaudited)                                  (Unaudited)
                                 -------------------------------------------- ---------------------------------------------
                                                                     Per                                           Per
FOR THE NINE MONTHS                                                 Share                                         Share
ENDED                                 Loss           Shares         Amount        Income           Shares         Amount
                                 ---------------- --------------  ----------- ---------------- ---------------  -----------
Net Income (loss)                   $(4,698,211)                                   $3,234,552

BASIC EARNINGS PER
SHARE:
Income (loss) available to
common stockholders                 $(4,698,211)     22,737,537      $(0.21)       $3,234,552      22,444,057        $0.14

Effective of Dilutive
Securities:

Stock Options                                  -             -*            -                -         828,231            -

DILUTIVE EARNINGS PER
SHARE:
Income (loss) available to
common stockholders                 $(4,698,211)     22,737,537      $(0.21)       $3,234,552      23,272,288        $0.14



* The effect of stock options were not included in the calculation of dilutive earnings per share for the quarter and nine months ended May 30, 1998 and for the quarter ended May 31, 1997 because their inclusion would have been anti-dilutive.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 1998 COMPARED WITH THE THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 1997

The information in this discussion, except for the historical information contained herein, contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements are subject to various risks and uncertainties. Actual results may be materially different from these forward-looking statements. Factors that could cause actual results to differ include general economic conditions including the current economic and financial conditions in Asia, particularly Korea and Japan; the demand and price for semiconductors; the level of new orders and order delays or cancellations; competitive pricing pressures; the timing and success of current and future product and process development programs; the success of the company's affiliated distributors; and the timing and extent of any industry up- or down-turn. In addition, readers are also directed to the Risk Factors discussion found below under "Risk Factors" and in the Company's Report on Form 10-K for the year ended August 30, 1997 and the Company's Report on Form 10-Q for the quarters ended November 29, 1997 and February 28, 1998. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. The Company assumes no obligation to publicly release any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences. Such forward-looking statements are marked with an asterisk (*).

Industry conditions continue to be dominated by uncertainty. Semiconductor device manufacturers continue to reduce or delay their capital spending particularly in Korea and Japan. Weak DRAM prices, driven by excess capacity, combined with financing difficulties and economic conditions in Asia have caused many microelectronic manufacturers to reduce capital spending. The Asian financial crisis has now impacted consumer spending in the region and customers there continue to have difficulty in finding funding for any significant capital spending.

As a result of current industry conditions, the Company is realigning its business to reflect expected lower revenues. The Company will be implementing cost reduction measures including an involuntary reduction in force and the delay or cancellation of certain programs.* It is the Company's goal to reduce fiscal 1999 expenses by 10 to 15 percent as compared to fiscal 1998.* The realignment will result in a one-time charge in the fourth quarter of a currently undetermined amount.*


SALES:
                                      Third Quarter Ended                                    Nine Months Ended
                       ---------------------------------------------------      ------------------------------------------
                            May 30,                          May 31,              May 30,                        May 31,
                              1998            Change           1997                 1998          Change           1997
                       -----------------  ------------  ------------------      ------------- ------------  ---------------
Sales                     $55,835,934          8.6%        $51,393,863          $180,182,220       0.9%        $178,542,233

Sales increased to $55.8 million for the third quarter ended May 30, 1998 as compared to $51.4 million for the third quarter of fiscal 1997. Sales for the nine months ended May 30, 1998 increased $1.6 million to $180.2 million as compared to $178.5 million for the first nine months of fiscal 1997. Sales increases for the third quarter and first nine months of fiscal 1998 as compared to the 1997 periods were due to increases in the Microlithography and Surface Conditioning product lines offset by decreases in the Chemical Management product line.

International sales were $23.8 million and $19.0 million for the third quarter of fiscal 1998 and 1997, respectively, and represented approximately 42.6% and 37.0% of sales during these periods. International sales were $72.2 million and $67.2 million for the first nine months of fiscal 1998 and 1997, respectively, and represented 40.1% and 37.6% of sales during these periods. International sales were approximately 36% of total sales for fiscal 1997. The increase in international sales in the third quarter and the first nine months of fiscal 1998 as a percentage of sales as compared to the third quarter and the first nine months of fiscal 1997 occurred in Europe.

The continued weakness in DRAM prices, driven by excess capacity, combined with the financing difficulties and economic turbulence in Asia are causing the Company's customers to be cautious about capital spending. As a result, the Company has seen an increase in the delay or cancellation of customer orders. In addition, some customers are contracting out device manufacturing instead of adding capacity to their own operations. Given the uncertainty in the industry, the Company could continue to see delays or cancellations of orders in the future.* The Company believes, with the current softness in the industry and the overall uncertainty in the market place, that 1998 fourth quarter sales will be significantly lower than the third quarter level and that the annual sales level for fiscal 1999 could be down 10 to 15 percent from the anticipated 1998 level.*



GROSS PROFIT:
                                      Third Quarter Ended                                    Nine Months Ended
                       ---------------------------------------------------       ------------------------------------------
                            May 30,                          May 31,              May 30,                        May 31,
                              1998            Change           1997                 1998          Change           1997
                       -----------------  ------------  ------------------      ------------- ------------  ---------------
Gross Profit                  $21,410,035      8.9%           $19,667,634          $68,265,890     0.8%            $67,724,661

As a % of sales                      38.3%                           38.3%                37.9%                           37.9%


Gross profit as a percentage of sales for the third quarters of fiscal 1998 and 1997 was 38.3%. Gross profit as a percentage of sales for the first nine months of fiscal 1998 and 1997 was 37.9%. The flat gross profit margins for the third quarter and the first nine months of fiscal 1998 continued to be impacted by low manufacturing capacity utilization, reflecting lower than expected revenues and increased inventory obsolescence reserves.

The Company's gross profit margin fluctuates as a result of a number of factors, including the mix of products sold, the proportion of international sales, OEM systems content, competitive pricing pressures and the utilization of manufacturing capacity. There will be additional pressure on gross profit margins as a result of foreign currency exchange rates in Asia and general industry conditions.*

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:



                                          Third Quarter Ended                                 Nine Months Ended
                            -------------------------------------------------     --------------------------------------------
                                May 30,                          May 31,            May 30,                       May 31,
                                 1998            Change           1997               1998          Change           1997
                          -----------------  ------------  ------------------      ------------- ------------  ----------------
SG&A Expenses                   $14,947,649       3.9%           $14,391,419        $46,711,167     17.2%          $39,857,305

As a % of sales                       26.8%                            28.0%              25.9%                          22.3%

Selling, general and administrative expenses were $14.9 million and $14.4 million or 26.8% and 28.0% of sales during the third quarter of fiscal 1998 and 1997, respectively. For the first nine months of fiscal 1998 and 1997, SG&A expenses were $46.7 million and $39.9 million or 25.9% and 22.3% of sales, respectively. SG&A expenses were higher in the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997 primarily due to one-time charges of approximately $2 million related to organizational changes announced in December 1997 and the settlement of a patent infringement lawsuit.

In addition, the increase in the amount of SG&A expenses in the third quarter and the first nine months of fiscal 1998 was also due to increased costs associated with the new business system, year 2000 programs and overall infrastructure costs as compared to the 1997 periods.


RESEARCH AND DEVELOPMENT EXPENSES:



                                      Third Quarter Ended                                    Nine Months Ended
                       ---------------------------------------------------      --------------------------------------------
                            May 30,                          May 31,              May 30,                        May 31,
                              1998            Change           1997                 1998          Change          1997
                              ----            ------           ----                 ----          ------          ----
R&D Expenses                  $10,496,610     (2.8%)          $10,794,056          $32,375,748    10.2%           $29,389,378

As a % of sales                      18.8%                           21.0%                18.0%                          16.5%

Research and development expenses for the third quarter of fiscal 1998 were $10.5 million, or 18.8% of sales, as compared to $10.8 million, or 21.0% of sales, for the third quarter of fiscal 1997. For the first nine months of fiscal 1998, research and development expenses were $32.4 million or 18.0% of sales as compared to $29.4 million or 16.5% for the first nine months of fiscal 1997. The increase in the amount of R&D expenses for the first nine months resulted from continued product and process development efforts on new and existing products, including 300-mm development programs for the EXCALIBUR(R), ARIES(TM) CryoKinetic(TM) cleaning systems, the ZETA(TM) automated surface conditioning system, the new POLARIS(R) cluster models and certain new chemical management products. The Company is also investing in the new ANTARES(TM) platform for single wafer cleaning products along with 0.25 and 0.18 micron process development programs. The successful introduction of new products is important to the long-term growth of the Company.* Overall, the Company's goal is to invest approximately 13% to 15% of sales in research and development, and process development programs.*

OPERATING LOSS

Operating loss for the third quarter of fiscal 1998 was $4.0 million as compared to $5.5 million for the third quarter of fiscal 1997. The lower third quarter loss in 1998 was due to higher revenues in fiscal 1998 third quarter as compared to fiscal 1997 third quarter.

Operating loss for the first nine months of fiscal 1998 was $10.8 million as compared to $1.5 million for the first nine months of fiscal 1997. The larger loss in 1998 was primarily due to increased SG&A and R&D expenses. As fourth quarter sales are expected to be significantly below third quarter sales, an operating loss is expected.* Due to the expected lower revenues in fiscal 1999, it is anticipated that the Company's fiscal 1999 operating losses will be $8 to $10 million after the implementation of the cost reduction actions.*

OTHER INCOME (EXPENSE), NET:


                                      Third Quarter Ended                                    Nine Months Ended
                       ---------------------------------------------------      ----------------------------------------
                            May 30,                          May 31,              May 30,                        May 31,
                             1998             Change           1997                 1998          Change          1997
                             ----             ------           ----                 ----          ------          ----
Other income,
(expense), net              $504,647           31.8%          $382,944           $1,280,367     (32.8%)         $1,905,757

As a % of sales                  0.9%                              0.7%                 0.7%                           1.1%

Other income (expense), net was approximately $505,000 and $1.3 million, respectively, of income for the third quarter and the first nine months of fiscal 1998 as compared to $383,000 and $1.9 million, respectively, of income for the third quarter and the first nine months of fiscal 1997. The increase in the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997 is due to a lease write-off in 1997 for a Dallas facility. The decrease for the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997 is due to increased interest expense related to the $42.0 million private placement debt completed in December 1996.

INCOME TAX BENEFIT:

Income tax benefit for the third quarter and the first nine months of fiscal 1998 was approximately $1.2 million and $3.7 million, respectively, compared to approximately $1.2 million and $92,000, respectively, for the third quarter and the first nine months of fiscal 1997.

EQUITY IN EARNINGS OF AFFILIATES:



                                              Third Quarter Ended                              Nine Months Ended
                                 ----------------------------------------------      ---------------------------------------
                                     May 30,                         May 31,             May 30,                    May 31,
                                       1998          Change            1997               1998        Change         1997
                                 -----------------  ------------  --------------      ------------- ------------  -----------
Equity in Earnings of
    Affiliates                         $144,047      (86.6%)        $1,078,663           $566,683   (80.5%)        $2,906,464

As a % of sales                             0.3%                           2.1%               0.3%                        1.6%

The equity in earnings of affiliates was $144,000 for the third quarter of fiscal 1998, compared to earnings of $1.1 million for the third quarter of fiscal 1997. For the first nine months of fiscal 1998, equity in earnings of affiliates was $567,000 compared to $2.9 million for the first nine months of fiscal 1997. The decrease is due to lower earnings at both of the Company's affiliates (Metron Technology B.V. and m-FSI Ltd.) due to current industry conditions. Equity in earnings of affiliates will continue to be under pressure by the overall softness in the industry.*

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and marketable securities approximated $89.1 million as of May 30, 1998, a decrease of $107,000 from the end of fiscal year 1997. The decrease in cash and cash equivalents and marketable securities is a result of cash flow provided by operations of approximately $1.0 million and $2.3 million in proceeds from common stock issuances being offset primarily by acquisitions of property, plant and equipment of $4.3 million.

The Company's accounts receivable decreased 8.9%, or approximately $5.7 million to $58.6 million at May 30, 1998 as compared to $64.3 million at the end of fiscal 1997. The decrease in accounts receivable is due to concentrated collection efforts by the divisions and sales management. The Company does not believe it has any significant collection exposure from Asia.*

The Company's inventory increased approximately $3.2 million to $65.2 million at May 30, 1998 compared to $62.0 million at the end of fiscal 1997. This was mainly due to increased levels of raw materials and purchased parts. The Company had anticipated higher order levels in the first nine months of fiscal 1998 than what was achieved which resulted in higher inventory levels. As of May 30, 1998, the Company's current ratio of current assets to current liabilities was 3.8 to
1.0 and working capital was $175.5 million.

The Company had acquisitions of property, plant and equipment of approximately $4.3 million and $34.2 million for the first nine months of fiscal 1998 and fiscal 1997, respectively. It is anticipated the Company will invest less than $10.0 million in fiscal 1998 in property, plant and equipment.*

The Company believes that with existing cash and cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet the Company's current projected working capital and other cash requirements through at least fiscal 1999.* It is the Company's goal for fiscal 1999 to generate positive cash flow from operations.*

The Company believes that success in its industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies.* The Company may fund such activities with additional equity or debt financings.* The sale of additional equity or debt securities could result in additional dilution to the Company's shareholders.*

The Company is continuing to address the "Year 2000" computer problem. See "Risk Factors - Year 2000" below.

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

In June 1997, the FASB issued SFAS No., 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 in fiscal year 1999.

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

In March, 1998, the FASB issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which establishes the appropriate accounting for all costs related to software developed or obtained for internal use. The Company adopted SOP 98-1 in fiscal 1998.

RISK FACTORS

Due to the nature of the business and industry in which the Company operates, the following risk factors should be considered in addition to others described or referenced to above.

CYCLICALITY AND VOLATILITY IN THE MICROELECTRONICS INDUSTRY:

The Company's business depends upon the capital equipment expenditures of microelectronics manufacturers, which in turn depend on the current and anticipated market demand for semiconductor devices and products utilizing semiconductor devices. The microelectronics industry has been cyclical in nature and historically experienced periodic downturns. The industry is currently experiencing a downturn and it is unclear at this point in time as to how long this downturn may last. Certain semiconductor device manufacturers have experienced slowdowns in terms of product demand and volatility in terms of product pricing. Industry slowdowns and volatility have caused semiconductor device manufacturers to reduce their demand for semiconductor processing equipment and in some instances, to delay or cancel capital equipment decisions. In some cases this has resulted in order delays and order cancellations or delays of delivery dates for the Company's products. No assurance can be given that the Company's sales and operating results will not continue to be adversely affected during the current slowdown or will not be adversely affected by future slowdowns in the semiconductor industry.

In addition, the need for continued investments in research and development, substantial capital equipment requirements and extensive ongoing worldwide customer service and support capability will limit the Company's ability to reduce expenses. Accordingly, there is no assurance that the Company will be able to achieve or maintain profitability in the future.

RISK OF DELAYS IN INTRODUCING NEW PRODUCTS AND THE MARKET'S ACCEPTANCE OF SUCH
PRODUCTS:

Microelectronics manufacturing equipment and processes are subject to rapid technological change and new product introductions, as well as evolving industry standards. The Company believes microelectronics manufacturers are increasingly relying on equipment manufacturers to design and develop more efficient equipment, to design and implement improved processes for the benefit of microelectronics manufacturers and to integrate their equipment with that of other equipment manufacturers. The Company must continue to develop, manufacture and market new products which conform to evolving industry standards and that require a significant commitment of resources and capital. The success of the Company in developing, introducing and selling new and enhanced equipment depends upon a variety of factors including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, product performance in the field, and effective sales, marketing and post sales support. The Company must also manage product transitions successfully, as introductions of new products could adversely affect the sales of existing products. The Company's failure to develop and successfully introduce new products or enhancements to its existing products and processes or achieve market acceptance of the new products or enhancements could adversely affect the Company's business and results of operations.

NEW FACILITIES AND RELATED INFRASTRUCTURE COSTS:

The Company added manufacturing capacity with new facilities during fiscal 1997. This additional manufacturing capacity is having a negative impact on gross profit margins due to the lower revenue levels. These additional facilities and related infrastructure costs also increase the overall operating expenses of the Company. The potential impact of idle manufacturing capacity on gross margins and related infrastructure costs could also have an adverse impact on the Company's future financial results.

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

SUCCESS OF COMPANY'S AFFILIATED DISTRIBUTORS:

The majority of the Company's international sales are made through its affiliated distributors, Metron Technology B.V., and m*FSI Ltd. These affiliated distributors also provide service and support to many of the Company's international customers. The affiliated distributors also sell other principals' products. A reduction in the sales efforts or financial viability of such distributors or a loss of a significant principal by a distributor could affect the Company's results of operations.

LITIGATION:

The Company recently settled a patent infringement lawsuit. The Company could become involved in additional litigation in the future. There can be no assurance about the outcome of any future litigation or patent infringement inquiries and whether they will adversely impact the Company's business or results of operations. (See Item 3).

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

VOLATILITY OF GLOBAL MARKETS:

The Company and its affiliates operate in a global market. Global operations are subject to risks, including political and economic instability, general economic conditions, imposition of government controls, fluctuations of exchange rates, the need to comply with a wide variety of foreign and United States export laws, trade restrictions and the greater difficulty of administering business overseas. Although substantially all the Company's direct international sales are denominated in United States dollars, both direct sales by the Company and sales through it affiliated international distributors may be affected by these factors and thus may adversely affect the operations and financial results of the Company.

Recently the South East Asian currency crisis and the impact the crisis has had upon the capital markets has resulted in lowered expectations for the semiconductor capital industry. Due to the uncertainty in the South East Asia region, the Company has seen a recent slowdown in the industry. Anticipated sales levels are at risk if industry conditions continue to deteriorate and confidence in the Asian markets is not restored.

YEAR 2000:

The Company is addressing the issue associated with the programming code in existing computer systems as the millennium (year 2000) approaches The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way. The Company is aware of the computing difficulties that the millennium issue presents for the year 2000.

The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing.* To date, confirmations have been received from some of the Company's vendors that plans are being developed to address processing of transactions in the year 2000. It is anticipated the Company will incur at least $850,000 to address the year 2000 problem during fiscal 1998 and $800,000 in fiscal 1999.* However, unexpected delays, the availability of resources as well as coding issues may impact the Company's ability to complete the reprogramming by December 31, 1998 and the amounts that will be incurred. The year 2000 problem creates risk for the Company from unforeseen problems in its own computer systems and from the Company's vendors. The failures of the Company's or its vendor's computer systems could have a material impact on the Company's operations.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES



PART II.OTHER INFORMATION

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

        Discovery has been completed. Trial was originally scheduled to begin in May of this year. Prior to that time each party had brought a summary judgment motion. After hearing the motion arguments, the law and motion judge in April 1998 denied both parties' motions on the contract claims but stated Semiconductor Systems had breached the terms of the Shareholder Agreement in that only Semiconductor Systems and not its shareholders could repurchase Mr. Hsu's shares but that the issue of damages was an issue of fact for a jury. Defendants promptly sought appellate review of the law and motion judge's position and the trial has been rescheduled for November 1998. That review is still pending.

        The Company, on behalf of Semiconductor Systems, has made a claim with respect to the lawsuit under the escrow created at the time of the Company's acquisition of Semiconductor Systems. The escrow was established to secure certain indemnification obligations of the former shareholders of Semiconductor Systems. In addition to the escrow, the former shareholders have agreed to hold the Company and Semiconductor Systems harmless from any claim arising out of any securities transactions between the shareholders or former shareholders of Semiconductor Systems and Semiconductor Systems. The escrow consists of an aggregate of 250,000 shares of Company Common Stock paid to the former shareholders of Semiconductor Systems as consideration in the acquisition.

        On March 31, 1998, Industrial Risk Insurers (IRI) commenced a lawsuit against FSI International, Inc. ("FSI") in California Superior Court in Santa Clara County. The lawsuit relates to an incident in November 1994 involving FSI's equipment at a customer site in which hydrochloric acid was released into the customer's facility and caused damage to the customer's personal property and interrupted its business operations.

        Following the incident the customer commenced suit against its insurance company to recover costs associated with the business interruption and property damage. That lawsuit was ultimately settled for $2.75M. IRI on behalf of the customer's insurance companies has commenced a subrogation action against FSI seeking reimbursement of the $2.75M settlement plus interest.

        FSI has previously tendered defense of this matter to its commercial general liability and excess umbrella liability insurance company. The insurance company has assumed defense and indemnification of FSI under the commercial general liability policy but has denied coverage under the excess/umbrella policy. FSI is contesting with the insurance company its determination that there is no coverage or obligation to defend FSI under the excess umbrella policy.

        The lawsuit is in the very preliminary stages and no discovery has been conducted to date. FSI is investigating the matter, believes it may have or has meritorious defenses and intends to contest the litigation.

ITEM 2. CHANGE IN SECURITIES

        The Company filed a Form 8-A/A-1 with the Securities and Exchange Commission on April 16, 1998 to report a change in the terms of the Company's Series A Junior Participating Preferred Stock. The description of such change contained in the Form 8-A/A-1 is hereby incorporated by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        NONE

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        NONE

ITEM 5. OTHER INFORMATION

        NONE

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

     (a)(3)   Exhibits

              * An asterisk next to a listed Exhibit indicates it is an
                executive compensation plan or arrangement

             2.1   Agreement and Plan of Reorganization dated December 23, 1994 by and among the Company, ACS Acquisition Corp., Applied
                   Chemical Solutions, and certain significant shareholders of
                   Applied Chemical Solutions.(1)
             2.2   Share Purchase Agreement dated December 14, 1994 by and among the Company, Metron Semiconductors Europa B.V., Christopher
                   Springall, Anthony Springall, Roger Springall, David
                   Springall and Michael Springall. (2)
             2.3   Agreement and Plan of Reorganization by and Among FSI
                   International, Inc., Spectre Acquisition
                   Corp., and Semiconductor Systems, Inc. (12)
             3.1   Restated Articles of Incorporation of the Company. (3)
             3.2   Restated By-Laws. (4)
             3.3   Amendment to Restated By-Laws. (5)
             4.1   Note Purchase Agreement between FSI International, Inc. and
                   Metropolitan Life Insurance Company and other certain
                   purchasers. (Schedule A omitted) (14)
             4.2   Form of Rights Agreement dated as of May 22, 1997 between FSI
                   International, Inc. and Harris Trust and Savings Bank,
                   National Association, as Rights Agent (15)
             4.3   Amendment dated March 26, 1998 to Rights Agreement dated May
                   22, 1997 by and between FSI International, Inc. and Harris
                   Trust and Saving Bank,, National Association as Rights Agent
                   (16)
           *10.1   FSI International, Inc. 1997 Omnibus Stock Plan (14)
           *10.2   Split Dollar Insurance Agreement and Collateral Assignment
                   Agreement dated December 28, 1989, between the Company and
                   Joel A. Elftmann. (Similar agreements between the Company and each of Robert E. Cavins, Benjamin J. Sloan, Dale A.
                   Courtney, Peter A. Pope, Benno G. Sand and J. Wayne Stewart
                   have been omitted, but will be filed upon the request of the
                   Commission).(6)
            10.3   Lease dated June 27, 1985, between the Company and Lake
                   Hazeltine Properties. (4)
            10.4   Lease dated September 1, 1985, between the Company and
                   Elftmann, Wyers, Blackwood Partnership. (4)
            10.5   Lease dated September 1, 1985, between the Company and
                   Elftmann, Wyers Partnership. (4)
           *10.6   1989 Stock Option Plan. (5)
           *10.7   Amended and Restated Employees Stock Purchase Plan. (3)
            10.8   Shareholders Agreement among FSI International, Inc. and
                   Mitsui & Co., Ltd. and
                   Chlorine Engineers Corp. Ltd. dated as of August 14, 1991.
                   (6)
            10.9   FSI Exclusive Distributorship Agreement dated as of August
                   14, 1991 between FSI International, Inc.
                   and m*FSI, Ltd. (6)
            10.10  FSI Licensing Agreement dated as of August 14, 1991, between
                   FSI International, Inc.
                   and m*FSI, Ltd. (6)
            10.11  License Agreement, dated October 15, 1991, between the
                   Company and Texas Instruments
                   Incorporated. (7)
            10.12  Amendment No. 1, dated April 10, 1992, to the License
                   Agreement, dated October 15, 1991,
                   between the Company and Texas Instruments Incorporated. (7)
            10.13  Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas
                   Instruments Incorporated (8)
           *10.14  Amended and Restated Directors' Nonstatutory Stock Option
                   Plan. (9)
           *10.15  Management Agreement between FSI International, Inc. and
                   Robert E. Cavins, effective as of
                   March 28, 1994. (9)
           *10.16  Management Agreement between FSI International, Inc. and Dale
                   A. Courtney, effective as of March 28, 1994. (9)
           *10.17  Management Agreement between FSI International, Inc. and Joel
                   A. Elftmann, effective as of March 28, 1994 (9)
           *10.19  Management Agreement between FSI International, Inc. and
                   Peter A. Pope, effective as of March 28, 1994. (9)
           *10.20  Management Agreement between FSI International, Inc. and
                   Benno G. Sand, effective as of March 31, 1994. (9)

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

    (1) Filed as an Exhibit to the Company's Report on Form 8-K dated January 5, 1995, as amended, File No. 0-17276, and incorporated by reference.
    (2) Filed as an Exhibit to the Company's Registration Statement on Form S-3 dated January 5, 1995, SEC File No. 33-88250 and incorporated by reference.
    (3) Filed as an Exhibit to the Company's Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.
    (4) Filed as an Exhibit to the Company's Registration Statement on Form S-1, SEC File No. 33-25035, and incorporated by reference.
    (5) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1989, SEC File No. 0-17276, and incorporated by reference.
    (6) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.
    (7) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.
    (8) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.
    (9) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.
    (10)Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.
    (11)Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1995, SEC File No. 0-17276 and incorporated by reference.
    (12)Filed as an Exhibit to the Company's Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.
    (13)Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1996, SEC File No. 0-17276 and incorporated by reference.
    (14)Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended March 1, 1997, SEC File No. 0-17276, and incorporated by reference.
    (15)Filed as an Exhibit to the Company's Report on Form 8-K, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.
    (16)Filed as an Exhibit to the Company's Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.
---------------------------

    (b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the third quarter ended May 30, 1998.

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



                                                         FSI INTERNATIONAL, INC.
                                                         . . . . . . . . . . . .

                                                               [Registrant]


DATE:  July 14, 1998



                                        By:         /s/Patricia M. Hollister
                                                    ----------------------------
                                                    Patricia M. Hollister
                                                    Chief Financial Officer and
                                                    Corporate Controller
                                                    on behalf of the
                                                    Registrant and as
                                                    Principal Financial Officer