Form 10-K
period 1998-08-29
FSI INTERNATIONAL INC
filed 1998-11-23
CIK 841692

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 29, 1998
                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

                             COMMISSION FILE NUMBER

                                     0-17276

                             FSI INTERNATIONAL, INC.
             (Exact Name of Registrant as specified in its charter)

               MINNESOTA                                     41-1223238
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                      Identification No.)

                322 LAKE HAZELTINE DRIVE, CHASKA, MINNESOTA 55318
             -------------------------------------------------------
              (Address of principal executive offices and Zip Code)

        Registrant's telephone number including area code: (612) 448-5440

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT TITLE OF EACH CLASS AND NAME OF EACH EXCHANGE ON WHICH REGISTERED:

                                      NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT:

                           COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on October 16, 1998, as reported on the Nasdaq National Market, was approximately $85,249,000. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of October 16, 1998, the registrant had issued and outstanding 23,054,176 shares of Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended August 29, 1998 (the "Annual Report") are incorporated by reference into Parts I, II and IV of this Form 10-K Report.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 1999, (the "Proxy Statement") and to be filed within 120 days after the Registrant's fiscal year ended August 29, 1998, are incorporated by reference into Part III of this Form 10-K Report. (The Compensation Committee Report and the stock performance graph of the Registrant's Proxy Statement are expressly not incorporated by reference herein.)

                                     PART I

ITEM 1. BUSINESS

CAUTIONARY INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Report on Form 10-K constitute forward looking statements within the meaning of the Private Litigation Securities Reform Act of 1995. Such forward looking statements are based upon current expectations and beliefs and involve numerous risks and uncertainties that could cause actual events or results to differ materially from these forward looking statements. For a discussion of factors that could cause actual results to differ materially from those described in this Form 10-K, see the discussion of risk factors set forth below in this Report and in the Section of the 1998 Annual Report to Shareholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference into this Report. Forward-looking statements in this report are indicated by an asterisk(*).

THE COMPANY

FSI International, Inc., a Minnesota corporation organized in 1973 ("FSI" or the "Company"), designs, develops, manufactures, markets and supports microlithography, surface conditioning and chemical management equipment used in the fabrication of microelectronics, such as advanced semiconductor devices, thin film heads and multichip modules.

The Company has four segments, Surface Conditioning Division (SCD), Chemical Management Division (CMD), Microlithography Division (MLD) and Shared Services
(SS).

Due to the similarity of production processes, distribution methods, customer base and products/services, the reporting of segment information will be aggregated for Surface Conditioning and Microlithography. (See Note 17 of the Company's notes to the consolidated financial statements incorporated by reference and referred to in Item 8 on page 21 of this Report.)

The Surface Conditioning segment sells products, processes and services using wet, vapor and cryogenic techniques to prepare the surfaces of silicon wafers for subsequent processing and the Microlithography segment supplies photoresist processing equipment and services for the semiconductor, thin film head and multichip module markets.

The Chemical Management segment supplies a wide range of chemical management systems for microelectronics manufacturers. These systems generate, blend and deliver chemicals to all points of use in a manufacturing facility.

The Shared Services segment consists of legal, marketing, finance, information services, human resources and other administrative activities. None of the Shared Service costs are allocated to the other segments.

In the fall of 1997, FSI established a company in South Korea to provide chemical management systems' support and turnkey installation services to the microelectronics manufacturing industry in South Korea. The new company, FSI Chemical Management Company-Korea, Ltd. ("CMK"), is owned 65% by FSI with the remaining 35% owned by FSI's affiliated distributor Metron Technology B.V. ("Metron").

On April 4, 1996, the Company, through a merger involving a newly-formed and wholly-owned subsidiary of the Company, acquired all of the outstanding capital stock of Semiconductor Systems, Inc. ("SSI") a supplier of photoresist processing equipment and support, and SSI became a wholly-owned subsidiary of the Company. Principal SSI products include the ORBITRAK(R) and the SCORPIO(TM) microlithography clusters. SSI's operations are headquartered in Fremont, California.

During fiscal 1995, the Company completed two transactions which expanded its chemical management capabilities. In January 1995, FSI and Metron each acquired a 50% interest in FSI Chemical Management Europe, Limited ("CME") located in Newhaven, England. On March 8, 1995 the Company, through a merger involving a newly-formed and wholly-owned subsidiary, acquired all of the outstanding capital stock of Applied Chemical Solutions ("ACS") and ACS became a wholly-owned subsidiary of the Company. ACS's operations are headquartered in Hollister, California.

The Company markets its products directly in North America and primarily through a network of affiliated distributors in Europe, Asia Pacific and Japan. Through these affiliated international distributors the Company can provide timely and efficient worldwide customer service and support.

INDUSTRY BACKGROUND

The fabrication of semiconductor devices is a complex process involving several distinct phases repeated numerous times during the fabrication process. Each production phase requires different processing technology and equipment, and no one semiconductor equipment supplier currently produces an entire state-of-the-art fabrication system. Rather, semiconductor device manufacturers typically equip fabrication facilities by combining manufacturing equipment produced by several different suppliers, each of which performs specific functions in the manufacturing process. The multichip module, and thin film head fabrication processes utilize many of the same basic technological building blocks as that of the semiconductor manufacturing industry.

Demand for new microelectronics manufacturing equipment is driven principally by the need for new processes and systems capable of manufacturing increasingly complex devices. Industries that utilize microelectronics are demanding higher performance devices from manufacturers. Over the last decade, technological advances have allowed device manufacturers to reduce the size and substantially increase the functionality of each device.

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

The Company continues to believe that microelectronics manufacturers are asking equipment suppliers to take an increasingly active role in meeting the manufacturer's technology requirements and cost constraints by developing and supporting the products and processes required to fabricate advanced microelectronics products.

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

PRODUCTS

The mix of products sold by the Company may vary significantly from year to year. The following table sets forth, for the periods indicated, the amount of sales and approximate percentages of the Company's total sales contributed by the Company's principal products:

                                                               FISCAL YEAR ENDED
                                 ------------------------------------------------------------------------------
                                      AUGUST 29, 1998           AUGUST 30, 1997            AUGUST 31,1996
                                 -------------------------- ------------------------  -------------------------
                                                            (DOLLARS IN THOUSANDS)

Microlithography
   products                         $ 74,540         34.2%      $ 80,994      32.1%       $137,975       45.4%
Surface conditioning
 products                             60,197         27.6%        54,578      21.6%         66,082       21.7%
Chemical management
   systems                            49,864         22.9%        84,724      33.6%         66,642       21.9%
Spare parts and
   service                            33,293         15.3%        32,145      12.7%         33,342       11.0%
                                 -----------   ----------    -----------  --------     -----------   --------

                                    $217,894        100.0%      $252,441     100.0%       $304,041      100.0%
                                 ===========   ==========    ===========  ========     ===========   ========


MICROLITHOGRAPHY PRODUCTS. The Company's microlithography products consist of several versions of the POLARIS(R) cluster and of several other products manufactured by the Company's subsidiary, SSI.

The Company's POLARIS microlithography clusters perform all of the photolithography processing steps except exposure. The POLARIS cluster consists of one or two clean-room qualified robots surrounded by various process modules. Each module is totally independent and requires no mechanical interface. The cluster is enclosed by process modules and safety walls, creating a self-contained process environment and is configured to match the throughput capabilities of the integrated exposure equipment (stepper). The enclosure can be used to provide a Class 1 clean room environment with independent control of temperature, humidity and airborne chemical contaminants from the rest of the fabrication area. During operation, cassettes of wafers are loaded into the cluster's input/output module from which the robot or robots transport(s) wafers through the various process modules in a sequence programmed by the operator.

The POLARIS clusters represent a processing alternative to conventional photoresist track or linear systems which permit processing of the wafer only according to a pre-established arrangement of the equipment. Wafer routing and throughput in a POLARIS cluster are not dependent upon module configuration. The programmable capability allows random wafer routing and continuous processing of wafers eliminating the need for production pauses between wafer lots for resetting the wafer sequence sometimes required by traditional track systems. In addition, by controlling system variables within narrow tolerance levels, the POLARIS cluster is able to better ensure the repeatability of the various process steps. As a result, the POLARIS cluster provides system flexibility and performance advantages over competing track systems. It also provides significant reliability and serviceability advantages. The highly integrated and automated cluster approach of the POLARIS cluster eliminates the need for a number of complex mechanisms which can impact system reliability, such as exposure system interface modules and wafer transport mechanisms generally associated with track systems. Recent models include a dual robot system to provide for higher throughput and to address more complex process flows. POLARIS process modules can be serviced from outside the cluster without disrupting other cluster process operations. In addition, should technology change in any particular process module, that individual module can be replaced or modified with an upgrade without rendering the entire system obsolete.

Purchasers of multiple POLARIS clusters include Applied Magnetics; ASM Lithography; International Business Machines Corporation ("IBM"); ITT Corporation; National Semiconductor, Corp., ("NSC"); SMST Submicron; Texas Instruments, Incorporated ("TI") and Tower Semiconductor Ltd. ("TSL"). The price of the POLARIS cluster ranges from approximately $800,000 to $2,500,000, depending on wafer size, number of modules, and number of robots required. The POLARIS cluster technology is licensed by the Company from TI. See "Patents, Trademarks and Intellectual Property" below.

In April 1996, the Company expanded its resist processing product line, through the acquisition of SSI, to include the ORBITRAK(R) and SCORPIO(TM) microlithography clusters. Introduced by SSI in 1993, the ORBITRAK microlithography cluster is designed for use in submicron fabs. The ORBITRAK cluster features proprietary process modules -- arranged in an "orbit" around production proven, three axis robots -- that allow wafers to be processed in virtually any desired sequence. Multiple process chambers, thermal process modules, and fixed central robots with dual end effectors all contribute to superior throughput in a very small footprint, thereby reducing its cost of ownership.

Introduced by SSI in 1993, the SCORPIO cluster is a flexible and cost-effective platform for the photolithography steps involved in the manufacturing of thin film heads and semiconductor devices. The benefits of "cluster" processing are also evident in this system. The SCORPIO cluster provides thin-film head manufacturers who produce less complex circuits with some of the same advantages provided by the ORBITRAK and POLARIS clusters. The SCORPIO cluster is also designed for use in manufacturing multichip modules ("MCMs"). MCMs are multiple integrated circuits (memory, logic, microcomponent, etc.) designed onto a single packaging substrate to provide increased functionality with a smaller component size.

Purchasers of SSI's products include Candescent Technologies Corporation, Dallas Semiconductors, Inc., Flip Chip Technologies, Hewlett-Packard, International Rectifier Corp., Motorola, Inc. ("Motorola"), Microchip Technology, Read-Rite Corporation and Seagate Technology.

SURFACE CONDITIONING PRODUCTS. The Company's surface conditioning products perform cleaning, etching and stripping functions necessary for the fabrication of semiconductor devices.

Spray Processing Systems. The Company's spray processing systems, which include the MERCURY(R) and ZETA(TM) spray processors, are sophisticated spray chemistry systems used to clean, etch and strip wafers at various stages in the semiconductor device fabrication process. These systems use centrifugal spray technology to process wafers by exposing them to a programmed, sequenced spray of fresh chemicals inside a closed, nitrogen filled chamber. Cassettes filled with wafers are loaded into a turntable in the process chamber and the processing chemicals, de-ionized water and nitrogen are sequentially dispensed into the chamber through one or more spray posts mounted in the chamber. As the turntable rotates, nozzles apply a chemical spray to the wafers' surface. After chemical application, de-ionized water is sprayed on the wafer surface and all surfaces of the process chamber to remove chemical residues. The wafers and chamber are then dried by centrifugal spinning combined with a flow of nitrogen into the chamber. FSI's spray processing systems include a microprocessor-based controller to program, control, and monitor the operating functions of the system in order to ensure precise control and repeatability of the process.

The Company's spray processing systems provide an alternative to traditional immersion technology, principally wet-bench processing of wafers. A chemical wet-bench consists of an exhaust hood with open chemical batches arranged in a line in which the wafers are either manually or automatically transferred from one chemical bath to another. The Company believes that its spray processing systems provide cost of ownership and many other benefits over wet-bench chemical processing including protection of the process equipment operator from hazardous chemicals or fumes, improved cleaning capability, reduced chemical usage, lower space utilization in the clean room, and greater process flexibility, including the capability to easily change chemical sequences.

In October 1997, the Company introduced the ZETA(TM) system, a batch spray processor designed to meet all factory automation requirements for both 200- and 300-mm wafer technology. The ZETA(TM) system includes an eight-chemical flow system for improved process which allows for a wider range of chemical blend ratios and also lowers chemical and DI water consumption. The ZETA(TM) system provides a reliable, automated environment to move wafers to and from the process chamber. A central robot moves cassettes from station to station and into the ZETA(TM) system process chamber. After wafers are processed, it unloads the cassettes from the process chamber, transfers wafers back into the transport cassettes and returns the cassettes to the input/output ("I/O") ports to be removed from the system workcell. The automated and enclosed ZETA(TM) system helps ensure maximum process tool use, increases throughput, reduces contamination and minimizes human error.

In 1998, the Company introduced the ANTARES(TM) single wafer platform. The ANTARES(TM) single wafer platform is capable of integrating such products as the EXCALIBUR(R) and ARIES(R) systems. The advantages of a single platform for the Company's customers include common spares, less service training and support and less engineering support. The ANTARES(TM) single wafer platform has the ability to mix and match multiple process technologies.

Spray processing system customers include Advanced Micro Devices ("AMD"); Atmel Corporation; Fujitsu Microelectronics, Inc. ("Fujitsu"); IBM; "IRC"; Lucent Technology; Macronix International Co., Ltd.; Matsushita Corp.; Motorola; SGS Thompson Microelectronics, Inc. ("SGS Thompson"); Philips Semiconductors B.V.; Siliconix, Inc. and TI. The spray processing systems offered by the Company range in price from $650,000 to $2.0 million. The Company also markets certain equipment complementary to its spray processors, including water heaters, chemical heaters, and booster pumps.

Vapor Processing Systems. The Company's EXCALIBUR(R) vapor processing systems use anhydrous hydrogen fluoride ("HF") gas in conjunction with water vapor to perform cleaning steps normally done with liquid chemicals. The EXCALIBUR(R) systems are highly automated, with a microprocessor-based controller and user-friendly software for sequencing and control of the reactants. Wafers are processed on an individual basis and loaded from the wafer carrier into the process chamber by a handler that minimizes particle contamination. Up to two process chambers can be operated with a single electronic controller through the utilization of multi-tasking software. The advantages of vapor HF processing over wet processing include increased chemical purity (due in part to its ability to mix chemical gases with water vapor at the point of use), reduced chemical and waste disposal costs, increased processing capabilities leading to technology enablement. An integrated system of this type provides the necessary environmental and surface control of the wafer between cleaning and various other process steps, resulting in reduced contamination and improved yield.

The Company's EXCALIBUR(R) system customers include AMD; ANAM Industrial Co. Ltd. ("ANAM"); Fujitsu; Hyundai Electronics Industries Co., Ltd.;
IBM; Matsushita; Motorola; Taiwan Semiconductor Manufacturing Corp.;
and TI. Systems vary in price from approximately $400,000 to $650,000 depending on the model, wafer size, number of process chambers, and related electronic control requirements.

Through a License Agreement with IBM, FSI manufactures, markets, and services a product using IBM's cryogenic aerosol cleaning technology. In July, 1996, the Company introduced this cryogenic aerosol cleaning technology as the ARIES(R) cryokinetic cleaning system. In the system, ultrapure argon/nitrogen crystals are formed by rapidly cooling the gaseous mixture. When the frozen gas crystals collide with particles or residues on the wafer surface, they impart sufficient cryokinetic force to dislodge contaminants. Contaminants become entrained in the gas flow and are carried away from the wafer and removed from the process chamber. This removal process is facilitated by a unique chamber design that prevents contaminants from redepositing on the wafer surface once removed. The process is effective on many types of particle or residue contamination. The advantage of using an ARIES system over conventional aqueous processes includes the ability of the cryogenic aerosol to remove particles or particulate without undercutting and weakening device structures. An ARIES system varies in price from $1,200,000 to $1,500,000 depending on the number of process chambers and related requirements. To date, the Company's only ARIES system customer has been IBM.

CHEMICAL MANAGEMENT SYSTEMS. The Company's chemical management systems enable semiconductor manufacturers to blend acids and slurries to desired concentrations, store the acids and solvents in bulk tanks outside the device fabrication clean room and to deliver programmed amounts of chemicals to various types of equipment in the clean room.

Chemical Delivery Systems. The Company offers chemical delivery and slurry systems utilizing pump, pump and pressure, and vacuum pressure designs. The Company's chemical delivery systems provide manufacturers with enhanced chemical purity, inventory control, safety, dispensing accuracy and bulk purchasing opportunities.

Typically, a chemical delivery system installation involves the delivery, flow and purity control of ten to twenty distinct chemicals and two to four types of slurry. Each chemical requires its own station operated by a dedicated programmable logic controller. These dedicated controllers are in turn integrated by a host industrial computer to monitor and control the entire system. Normally, one chemical delivery module is required for each chemical; however, one module can be used to supply that chemical to multiple use points within the clean room. Each system installation requires a degree of customization based on the delivery requirements and physical layout of the customer's facility. FSI's project management expertise allows it to perform multiple installations simultaneously, which is a significant advantage during periods of growth in the number of fabrication facilities being constructed, upgraded, or expanded. In addition, upon the request of a customer, FSI will oversee and coordinate not only the installation of a chemical delivery system but also the entire chemical distribution system of the fabrication facility, including point of use interfaces and primary and secondary containment piping.

The Company offers several models of chemical delivery systems, including the CHEMFILL(R) 500 module, which provides all the features of a centralized delivery system in a compact, economical unit. This model can be used as a cost-effective solution for small volume chemical users or as a local source of chemicals in large fabrication facilities. The CHEMFILL 1000 PLC module (for "programmable logic control") offers increased automation to its users, providing enhanced control, flexibility, and functionality. The CHEMFILL 1500 series of delivery modules incorporates vacuum pressure or pump pulsation dampened technology with full redundancy. The 1500 series utilizes stabilized distribution, stabilized drum transfer compartmentalization for on-line maintenance, semiautomatic component purge with DI water and nitrogen and a standard metal and particle sampling compartment. The CHEMFILL 5000, designed for facilities requiring high chemical flow features redundant pump/pressure systems that help increase uptime.

In fiscal 1998, the Company introduced the CHEMFILL 1200 series which incorporates stabilized distribution in a vacuum pressure or pump pulsation dampened configuration to provide for all the solvent and aqueous chemistries required by a fabrication facility. The CHEMFILL 1200 series provides vacuum pressure technology at a lower cost to the customer and higher purity capability to support sub 0.18 micron semiconductor manufacturing.

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

Slurry Mixing and Delivery Systems. The Company's proprietary vacuum pressure slurry mixing and delivery systems mix and deliver slurries which are used in conjunction with CMP technology. The Company's P2200, P4400 and P6000 systems mix and deliver slurries for both oxide and metal polishing applications.

Chemical management system customers include ANAM; AMD; Chartered Semiconductor; Cypress; Hitachi; IBM; Lucent; Matsushita Semiconductor Corporation of America; Motorola; NSC and Siemens. The Company has installed chemical management systems in over 150 fabrication plants worldwide. Typical installations vary in price from $250,000 to $3,500,000. However, a project involving turn-key installation with multiple chemicals and points of use can cost in excess of $15,000,000.


SPARE PARTS AND SERVICE.

The Company sells spare part kits for a number of its products and individual spare part components for its equipment. The Company often packages product improvements to enable customers to update previously purchased equipment.

The Company employs customer service and process engineers to assist and train the Company's customers in performing preventive maintenance and service on FSI equipment and developing process applications for the equipment through service and application engineers worldwide. The Company offers a variety of process, service, and maintenance programs that may be purchased for a fee. A number of customers have purchased maintenance contracts whereby the Company's service employees work at the customer's facility, and provide process service and maintenance support for FSI equipment.

BACKLOG AND SEASONALITY

The Company's backlog at the end of fiscal 1998 and 1997, was approximately $54 million and $112 million, respectively. Approximately 55% and 32% respectively of FSI's backlog at fiscal 1998 and 1997 year-end was comprised of orders from three customers. Backlog consists of orders for which a customer's purchase order has been received or a customer purchase order number has been communicated to the Company and where the equipment is scheduled to be shipped within twelve months of the order. All orders are subject to cancellation by the customer and in some cases a limited penalty provision may apply. During fiscal 1997, the semiconductor market experienced volatility in terms of product demand and product pricing and deteriorating industry conditions. These conditions continued into fiscal 1998 and have caused certain semiconductor manufacturers to exercise caution in making their capital equipment purchase decisions and in certain cases to reschedule or cancel capital equipment purchases. In fiscal 1998 and 1997, purchase orders aggregating approximately $14,498,000 and $18,861,000, constituting 6.7% and 7.5% of sales, respectively, were canceled and not rescheduled. Because of the timing and relative size of certain orders received by the Company and possible changes in delivery schedules and cancellations of orders, the Company's backlog can vary from time to time and at any particular date is not necessarily indicative of actual sales for any succeeding period. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." The business of the Company is not seasonal to any significant extent.

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

The Company maintains state-of-the-art demonstration and process development laboratories, one at its manufacturing facility in Chaska, Minnesota, occupying over 2,000 square feet, and another in Allen, Texas, occupying 2,200 square feet. In fiscal 1998, the Company opened a new research and development laboratory in one of its Chaska, Minnesota facilities which focuses on high purity chemical delivery and blending equipment. This laboratory occupies approximately 2,100 square feet. In fiscal 1997, the Company added a slurry blending and dispense technology laboratory in Hollister, California, which occupies 1,250 square feet. The Company's laboratory personnel work directly with customers in solving process problems, developing new processes, evaluating new pieces of equipment and designing new equipment.

Expenditures for research and development, which are expensed as incurred, during fiscal 1998, 1997 and 1996 were approximately $42,975,000, $39,713,000, and $40,998,000, respectively, and represented 19.7%, 15.7% and 13.5% of sales, respectively.

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

In North America, the Company markets its products through direct sales personnel located at its operating facilities or at regional sales offices together with product and technical specialists devoted to each of the Company's product lines. These individuals and the Company's process engineers work with customers to understand the customer's precise processing requirements and to configure the appropriate FSI equipment to meet such requirements. In addition, as of the end of fiscal 1998, the sales effort was supported by approximately 170 employees and contractors engaged in customer service and support.

International sales, primarily in Europe and Asia accounted for approximately 41%, 36% and 35% of total sales for fiscal years 1998, 1997 and 1996 respectively. The Company owns a 31.8% equity interest in Metron Technology B.V. ("Metron"), a distributor of the Company's products which has an extensive distribution organization located in Europe, Israel, India, and in the Asia Pacific Region. Fluoroware, Inc., a manufacturer of plastic injection moldings for the microelectronics industry, also owns a 31.8% equity interest in Metron. In addition to the Company's products, Metron also sells products and equipment on behalf of several other semiconductor equipment and consumables manufacturers, including Fluoroware, Inc.

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

The significant majority of the Company's international sales are made to its affiliated distributors for resale to end users of the Company's products. However, in some cases, the Company may also sell directly to an international customer, in which case the Company may pay a commission to one of its affiliated distributors in connection with the sale. When commissions are taken into account, the international sales to the Company's affiliates are on terms generally no less favorable to the Company than international sales by the Company directly to non-affiliates.

MANUFACTURING, RAW MATERIALS AND SUPPLIERS

The Company maintains multiple manufacturing facilities including Chaska, Minnesota; Allen, Texas and Fremont, California. CME also manufactures, under a license from the Company, certain CMD products. In addition, CME also provides program management, including the capability to manage the installation of large chemical generation, blending and dispense systems.

The Company typically assembles its products and systems from components and prefabricated parts manufactured and supplied by others, such as process controllers, robots, integrated circuits, power supplies, stainless steel pressure vessels, chamber bowls, valves and relays. Certain of the items manufactured by others are made to the Company's specifications. Typically, final assembly and systems tests are performed by the Company's manufacturing personnel. Quality control is maintained through incoming inspection of components, in-process inspection during equipment assembly, and final inspection and operation of manufactured equipment prior to shipment. FSI has a company-wide quality program in place and received ISO 9001 certification in October 1994. Such certification, however, does not cover the operations of ACS, CME, CMK or SSI.

Certain of the components and subassemblies included in the Company's products are obtained from a single supplier or a limited group of suppliers in order to ensure overall quality and timeliness of delivery. Although the Company seeks to reduce dependence on sole and limited source suppliers, disruption or termination of certain of these sources could have a temporary adverse effect on the Company's operations. The Company believes that alternative sources could be obtained and qualified to supply these products, if necessary.* Nevertheless, a prolonged inability to obtain certain components could have an adverse effect on the Company's operating results, disrupt scheduled deliveries and result in damage to customer relationships.*

COMPETITION

The global semiconductor industry in which FSI competes is highly competitive. In each of the markets it serves, the Company faces intense competition from established competitors, some of which have substantially greater financial, engineering, research, development, manufacturing, marketing, service and support resources, and greater name recognition than the Company. In order to remain competitive, the Company will be required to maintain a high level of investment in research and development, marketing, and customer service and support as well as control its operating expenses.* There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company's products will continue to be viewed as competitive as a result of technological advances by competitors or changes in semiconductor processing technology. The Company's competitors also may increase their efforts to gain and retain market share through competitive pricing or strategic alliances.* Such competitive pressures may necessitate significant price reductions by the Company or result in lost orders which could adversely affect the Company's results of operations.* If the Company's competitors enter into strategic alliances with leading semiconductor manufacturers in the areas of surface conditioning, chemical management, or microlithography, this could impair the ability of the Company to sell its products to manufacturers and adversely affect the Company's operating results.*

The Japanese market segment is important as it represents a substantial percentage of the world-wide semiconductor device market. To date, the Company has not yet established itself as a significant participant in the Japanese market segment with respect to its microlithography product line. As part of the strategy to establish its Japanese presence, the Company formed a joint venture, m-FSI in August 1991 with Mitsui and granted m-FSI certain product and technology licenses and product distribution rights in Japan.

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

A portion of the Company's international sales have been to semiconductor device manufacturers located in Korea. The Korean market is extremely competitive and the semiconductor device manufacturers located there have been very aggressive in seeking price concessions from suppliers. The Company recently established a company in South Korea, CMK, to provide sales support and service to chemical management systems or projects in Korea. FSI does not believe that there are any existing government trade restrictions that would materially limit FSI's ability to compete in the Japanese or Korean markets.

Taiwan, Singapore and more recently, Thailand and Malaysia, have increased their microelectronics fabrication facility activity. The Company understands that many of these companies have technology alliances with established Japanese, U.S. or European semiconductor device manufacturing companies and that a substantial portion of their equipment purchase decisions will be based upon the recommendations of their alliance partners.

Significant competitive factors in the equipment market include quality, process repeatability, capability and flexibility, ability to integrate with other products, and overall cost of ownership, including reliability, automation, throughput, customer support, and system price. The Company has experienced significant price competition from certain of its competitors, primarily those in the microlithography and chemical management systems' markets. Although the Company believes that it has certain technological and other advantages over its competitors, realizing and maintaining such advantages will require a continued high level of investment by the Company in research and development, and marketing and customer service and support as well as controlling operating expenses.* There can be no assurance that the Company will continue to compete successfully in the future.*

The Company's competitors differ across its three product lines. The Company's microlithography clusters compete with products offered by, among others, Dainippon Screen Manufacturing Co. Ltd. ("DNS"), Fairchild/Convac, Silicon Valley Group, Inc., and Tokyo Electron Ltd. ("TEL"). The Company competes with, among others, DNS, Kaijo Denki, Steag, Sugai/Sankyo Engineering, Semitool, Inc., SubMicron Systems, Inc. ("SubMicron"), SCP Global Technologies, and TEL in the area of surface conditioning products. The Company's Chemical Management Division competes with products, among others, from Systems Chemistry, Inc., a subsidiary of British Oxygen Company ("BOC"), MEGA Systems, Inc., a subsidiary of U.S. Filter Corporation and a number of gas and/or chemical supply companies that also offer competitive products or services.

CUSTOMERS

The Company sells products from one or more of its product lines to most major microelectronics manufacturers and has an extensive history with several of the largest integrated circuit manufacturers in the world. It has over 100 active customers worldwide.

IBM accounted for approximately 11%, 17% and 11% of the Company's sales in fiscal 1998, 1997 and 1996, respectively.

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

Sales to the Company's affiliated international distributors in fiscal 1998, 1997 and 1996, which may include sales of products subsequently resold to the Company's direct customers, accounted for approximately 37%, 29% and 25% respectively, of the Company's total sales. In addition, the earnings received from the Company's equity ownership interest in such affiliated distributors was approximately $674,000, $3,712,000 and $5,108,000, in fiscal 1998, 1997 and 1996 respectively. The earnings or losses of the Company's affiliated distributors can affect significantly the financial results of the Company. There can be no assurance that the affiliated distributors will continue to distribute the Company's products or do so successfully, and in such event the Company's results of operations and earnings could be adversely affected.*

Effective March 31, 1998 the Company and Metron entered into a new distribution agreement. The agreement appoints Metron as the Company's distributor in a number of European and Asian countries for FSI's CMD, MLD, and SCD products. The agreement continues until terminated. Either party may terminate the agreement on or after January 31, 2000 by giving one year prior written notice and upon the occurrence of certain events at an earlier date upon one year notice. There is no requirement that Metron purchase a specified amount or percentage of the Company's products.

The Company entered into licensing and distribuiton agreements with m-FSI when it was formed in 1991. In general, m-FSI has exclusive distribution rights with respect to certain of FSI's products in Japan. The licensing agreement allows m-FSI to manufacture certain of FSI's products. The agreements may be terminated only upon the occurrence of certain events or conditions. There is no obligation under the distribution agreement for m-FSI to purchase a specified amount or percentage of FSI's products.

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

There can be no assurance that any of these patents will not be challenged, invalidated, or circumvented or that any rights granted thereunder will provide competitive advantages to the Company. In addition, there can be no assurances that patents will issue for pending applications or that the claims allowed in any future patents will be sufficiently broad to protect the Company's technology. In addition, the laws of some foreign countries may not permit the protection of the Company's proprietary rights to the same extent as under the laws of the United States. Although the Company believes that protection afforded by its patents, patent applications, and other intellectual property rights has value, rapidly changing technology makes its future success primarily dependent on the engineering, marketing, service, and manufacturing skills of its employees.*

In the normal course of business, the company from time to time receives and makes inquiries with regard to possible patent infringement. In dealing with such inquiries, it may become necessary or useful for the Company to obtain or grant licenses or other rights. However, there can be no assurance that such license rights will be available to the Company on commercially reasonable terms, or at all. The inability to obtain certain license or other rights, or to obtain such licenses or rights on favorable terms, or the need to engage in litigation could have a material adverse effect on the Company.

The POLARIS cluster is offered by the Company under a non-exclusive license from TI. The Company has converted the license to a fully paid-up, world-wide license to sell and manufacture the POLARIS cluster. FSI also has the non-exclusive right to manufacture and sell related TI modules. The license agreement continues until terminated. It may be terminated by either party upon a breach by the other party, and the failure to cure, of certain terms of the agreement.


The ARIES(R) cryokinetic cleaning tool is offered under license agreements from IBM. The licenses require certain minimum royalties and system-based royalties. Royalties are based on the "royalty portion revenues" of licensed equipment which excludes amounts for freight, taxes, customers duties, insurance, discounts, and certain equipment not manufactured by FSI.

EMPLOYEES

As of August 29, 1998, FSI and its wholly-owned subsidiaries ACS and SSI, and its joint ventures, CME and CMK, had, in the aggregate, approximately 1,140 employees. As of October 31st that number was approximately 990 and the decrease is primarily related to a reduction in force in October of 1998. In the high technology industry, competition for highly skilled employees is intense. The Company believes that a great part of its future success depends upon its continued ability to retain and attract qualified employees.* The Company is not subject to any collective bargaining agreement, has never been subject to a work stoppage and believes its relations with its employees is good.

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

The Company's international sales for each of the last three fiscal years is disclosed in the financial statements incorporated by reference and referred to in Item 8 on page 21 of this report.

OTHER RISK FACTORS

A discussion of certain risk factors is presented in the "Risk Factors Section" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 15 to 18 of the Company's Annual Report to Shareholders for the year ended August 29, 1998, which risk factors discussion is hereby incorporated by reference.

ITEM 2. PROPERTIES

The Company's corporate offices are located in Chaska, a suburb of Minneapolis, Minnesota. In fiscal 1998, the Company leased approximately 288,000 square feet, in four buildings. The annual rental cost for these facilities in fiscal 1998 was approximately $1,238,000.

In November 1995, the Company opened a new 100,000 square foot manufacturing facility which cost approximately $12.5 million to construct and equip. The facility contains 40,000 square feet of Class 1,000 and 10,000 clean room space, which can be upgraded to class 100 as required. The new facility also contains manufacturing support operations and a customer training center. In May, 1997, the Company completed construction of an 88,000 square foot addition to this facility. The cost of constructing and equipping this addition was $21.5 million. This addition contains the headquarters for the Company's Surface Conditioning Division and includes research, laboratory and engineering facilities.

In March, 1997 the Company completed construction of a 159,000 square foot facility in Allen, Texas at a cost of $18.6 million to construct and equip. This facility comprises the Microlithography Division's headquarters and includes manufacturing, engineering, and a research and development laboratory.

The Company also leases facilities in England and in various other locations within the United States including:

* a 27,390 square foot engineering and administrative facility for the Chemical Management Division located in Hollister, California (ACS Headquarters).

* 23,500 square feet of office, engineering, manufacturing, and administrative facilities for the Chemical Management Division located in England (CME Headquarters).

* a 62,040 square foot research and development laboratory, engineering, manufacturing, and administrative facility in Fremont, California (SSI Headquarters).

* a 4,270 square foot sales support and project management facility in Bundang, Korea (CMK headquarters).

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

There has been substantial litigation regarding patent and other intellectual property rights in the microelectronics industry recently and further commercialization of the Company's products could provoke claims of infringement by third-parties. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the Company's proprietary rights. Any such litigation could result in substantial costs and diversion of effort by the Company, which by itself could have a material adverse impact on the Company's financial condition and operating results. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third-parties or prevent the Company from manufacturing or selling one or more products, any of which could have a material adverse effect on the Company's financial condition and results of operations.

In October 1996, Eric C. and Angie L. Hsu (the "plaintiffs") filed a lawsuit in the Superior Court of California, County of Alameda, Southern Division, against Semiconductors Systems, Inc. ("Semiconductor Systems"), a wholly-owned subsidiary of the Company that was acquired in April 1996, and the former shareholders of Semiconductor Systems. In the fall of 1995, pursuant to the Employee Stock Purchase and Shareholder Agreement dated November 30, 1990 between Mr. Hsu and Semiconductor Systems (the "Shareholder Agreement") and in connection with Mr. Hsu's termination of his employment with Semiconductor Systems in August 1995, the former shareholders of Semiconductor Systems purchased the shares of Semiconductor Systems common stock then held by Mr. Hsu. The plaintiffs are claiming, among other things, that such purchase breached the Shareholder Agreement and violated the California Corporations Code, breached the fiduciary duty owed plaintiffs by the individual defendants and constituted fraud. The plaintiffs are seeking, among other things, damages in an amount to be proven at trial, punitive damages, attorneys' fees and a constructive trust over the shares held in the escrow mentioned below. Semiconductor Systems intends to vigorously defend the lawsuit and the Company currently believes the trial will commence shortly.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter ended August 29, 1998.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

The executive officers are elected by the board of directors, generally for a term of one year, and serve until their successor is elected and qualified. The following table and discussion contains information regarding the current executive officers of the Company.

NAME                              AGE     POSITION
----                              ---     --------
Mark A. Ahmann (1)                42      Vice President, Human Resources

Dale A. Courtney (2)              61      Senior Vice President; President,
                                          Surface Conditioning Division

Joel A. Elftmann (3)              58      Chairman and
                                          Chief Executive Officer

Patricia M. Hollister (4)         38      Chief Financial Officer and

                                          Corporate Controller

Luke R. Komarek (5)               45      Vice President; General Counsel and
                                          Assistant Secretary

Dale M. Pescatrice (6)            51      Vice President; President, Chemical
                                          Management Division

Benno G. Sand (7)                 44      Executive Vice President, Chief
                                          Administrative Officer and Secretary

Benjamin J. Sloan (8)             58      Executive Vice President, Chief
                                          Operating Officer and President,
                                          Microlithography Division

Charles R. Wofford (9)            65      Vice Chairman

(1)Mr. Ahmann has been Vice President of Human Resources since January 1998 and joined the Company in May 1997 as Staff Vice President, Human Resources. From 1988 to 1997 he worked for Aetna, Inc. in a variety of human resources positions with the company in corporate and divisional operations, most recently as Vice President, Human Resources in a project management capacity. Prior to Aetna he worked for Honeywell, Inc. and Northern States Power Company.

(2)Mr. Courtney has served as Senior Vice President; President, Surface Conditioning Division of the Company since January 1, 1998 and as Executive Vice President; President, Surface Conditioning Division from January 1996 to December 1997. From March 1994 until January 1, 1996 he was Senior Vice President, Surface Conditioning Division. He served as Vice President, Surface Conditioning Division of the Company from November 1992 to March 1994. Mr. Courtney served as Vice President, Engineering of the Company from August 1991 to November 1992. Mr. Courtney served as Director of Engineering of the Company from September 1990 to August 1991 and as manager of Engineering Software Development and Automation of the Company from September 1987 to September 1990. Prior to joining the Company, Mr. Courtney was President of D A Courtney & Associates, Dallas, Texas, specializing in the development of software for automation and real time process control systems. Mr. Courtney is a director of m-FSI, Ltd.

(3)Mr. Elftmann is a co-founder of the Company and has served as a Director of the Company since 1973 and as Chairman of the Board since August 1983. From August 1983 to August 1989, and from May 1991 until the present, Mr. Elftmann has served as Chief Executive Officer of the Company. From 1977 to August 1983, and from May 1991 until January 1998, Mr. Elftmann served as President of the Company. Mr. Elftmann is a member of the Supervisory Board of Directors of Metron Technology B.V., a director of m-FSI, Ltd. and has been a director of Veeco Instruments, Inc. since May 1994.

(4)Ms. Hollister has served as Chief Financial Officer and Corporate Controller since January 1998. She was Corporate Controller of the Company from March 1995 until January 1998. Prior thereto, Ms. Hollister was employed by KPMG Peat Marwick LLP in Minneapolis, Minnesota where she served over 12 years on various audit and consulting engagements, most recently as a Senior Manager.

(5)Mr. Komarek joined FSI in June 1995 as corporate counsel. He was named General Counsel in October 1996 and made a Staff Vice President in May 1997. In January 1998 he was elected Vice President and General Counsel. He has served as Assistant Secretary since 1996. Prior to joining FSI he was at Faegre and Benson, the company's outside law firm for several years and prior to Faegre he held legal management positions with Northgate Computer Company and Diversified Energies, Inc. Mr. Komarek is also a director of CMK.

(6)Mr. Pescatrice joined FSI as Vice President; President, Chemical Management Division in March 1998. In 1997, Mr. Pescatrice was associated with Co-Development International as a senior consultant where he contributed his supply chain experience to the Tennessee Valley Authority (TVA), the largest generator of electric power in the United States. Mr. Pescatrice worked at Texas Instruments from 1969-1996. From 1994 to 1996, he served as Vice President, World-Wide Supply Process and was accountable for the global strategy and execution of procurement and logistics performance to enhance semiconductor group objectives. From 1985 to 1993, he served as Vice President, Materials Division within the semiconductor group. Mr. Pescatrice is also a director of both CMK and CME.

(7)Mr. Sand has served as Executive Vice President and Chief Administrative Officer since January 1, 1998. He served as Executive Vice President and Chief Financial Officer of the Company from January 1992 to January 1998. Mr. Sand served as Vice President, Finance and Chief Financial Officer of the Company from October 1990 until January 1992. He served as Vice President, Finance of the Company from October 1987 until October 1990. Mr. Sand was elected Assistant Secretary of the Company in November 1989 and Secretary in November 1990. Mr. Sand is a director of ACS and SSI.

(8)Dr. Sloan has served as Executive Vice President; Chief Operating Officer and President, Microlithography Division of the Company since January 1, 1998. From January 1996 to January 1998 he served as Executive Vice President and President, Microlithography Division. From January 1992 to January 1996, he served as Executive Vice President, Microlithography Division. Prior thereto, Dr. Sloan was employed by Texas Instruments in Dallas, Texas where he served over 24 years in various research and development capacities, most recently as Vice President of a semiconductor group of TI and Manager of the Wafer Fabrication Systems Division of TI's Process Automation Center. Dr. Sloan also serves as a director of SSI.

(9)Mr. Wofford has served as a Director of the Company since November 1992. On February 5, 1996 he joined the Company as Vice Chairman. Since April 1994, Mr. Wofford has been a business and management consultant. From April 1992 to April 1994, he was Chairman of the Board, Chief Executive Officer, and President of the FARR Company, a manufacturer of clean room filtration systems and equipment. Mr. Wofford was President and Chief Executive Officer of the FARR Company from September 1991 to March 1992, and from July 1991 to August 1991 he was President and Chief Operating Officer. Prior thereto, Mr. Wofford held a variety of positions with respect to TI's semiconductor operations in the United States, Europe, Asia, and Latin America, including Senior Vice President, Semiconductor Group.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

The Company's Common Stock, no par value, is traded on the Nasdaq Stock Market under the symbol "FSII." The information concerning the quarterly stock prices and dividends for the fiscal years ended August 29, 1998 and the number of shareholders of record is contained in the Company's 1998 Annual Report to Shareholders ("Annual Report"), at page 32 under the captions "Quarterly Data" and "Common Stock Prices", which information is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

The summary of selected financial data for each of the last five fiscal years set forth in the Annual Report in the table on page 11 under the caption "Five-Year Selected Financial Data" is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the Company's Annual Report on pages 12 to 18 is incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Registrant at August 29, 1998 and August 30, 1997 and for each of the three years in the period ended August 29, 1998 and the Report thereon of the Independent Auditors' on pages 19 to 32 of the Annual Report are incorporated herein by reference.

The Quarterly Data on page 32 of the Annual Report is also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Certain information required by Part III is incorporated by reference to the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 1999 (the "Proxy Statement") and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after August 29, 1998.

Except for those portions specifically incorporated in this Report by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 1999, no other portions of the Proxy Statement are deemed to be filed as part of this Report on Form 10-K. The Proxy Statement is furnished solely for the information of the Securities and Exchange Commission.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a) (1) The following financial statements and documents and the report of the independent auditors are included in the Annual Report (an Exhibit to this Report) and are incorporated by reference in Item 8 of this Report:

                                                                                         PAGE NUMBER IN THE
                                                                                           ANNUAL REPORT
                                                                                      -------------------------

Selected Financial Data for the five years ended August 29, 1998                                 11

Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                                     12-18

Consolidated Statements of Operations - Fiscal Years ended
August 29, 1998, August 30, 1997 and August 31, 1996                                             20

Consolidated Balance Sheets - August 29, 1998 and August 30, 1997                                21

Consolidated Statements of Stockholders' Equity - Fiscal Years ended August
29, 1998, August 30, 1997 and August 31, 1996                                                    22

Consolidated Statements of Cash Flows - Fiscal Years ended
August 29, 1998, August 30, 1997 and August 31, 1996                                             23

Notes to Consolidated Financial Statements                                                     24-32

Independent Auditors' Report                                                                     19



                                                                                            PAGE NUMBER
                                                                                           IN THIS REPORT
                                                                                        ---------------------

(a) (2) Financial Statement Schedules

The following Report and financial statement schedule are included in this Part
IV and are found in this Report at the pages indicated.

Independent Auditors' Report on Schedule                                                         28

Schedule II - Valuation and Qualifying Accounts                                                  29

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.



     (a)(3)   Exhibits

              * An asterisk next to a listed Exhibit indicates it is an executive compensation plan or arrangement

             2.1   Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp.,
                   and Semiconductor Systems, Inc. (1)
             3.1   Restated Articles of Incorporation of the Company. (2)
             3.2   Restated By-Laws. (3)
             3.3   Amendment to Restated By-Laws. (4)
             4.1   Note Purchase Agreement between FSI International, Inc. and
                   Metropolitan Life Insurance Company and other certain
                   purchasers. (Schedule A omitted) (5)
             4.2   Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent (6)
             4.3   Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI
                   International, Inc. and Harris Trust and Saving Bank,, National Association as Rights Agent (7)
           *10.1   FSI International, Inc. 1997 Omnibus Stock Plan (5)
           *10.2   Split Dollar Insurance Agreement and Collateral Assignment
                   Agreement dated December 28, 1989, between the Company and Joel A. Elftmann.
                   (Similar agreements between the Company and each of Dale A. Courtney,
                   Patricia M. Hollister, Luke R. Komarek, Benno G. Sand and Benjamin J. Sloan,
                   have been omitted, but will be filed if requested in writing by  the Commission):(6)
            10.3   Lease dated June 27, 1985, between the Company and Lake
                   Hazeltine Properties. (3)
            10.4   Lease dated September 1, 1985, between the Company and Elftmann, Wyers, Blackwood
                   Partnership. (3)
            10.5   Lease dated September 1, 1985, between the Company and Elftmann, Wyers Partnership. (3)
           *10.6   1989 Stock Option Plan. (4)
           *10.7   Amended and Restated Employees Stock Purchase Plan.(filed herewith)
            10.8   Shareholders Agreement among FSI International, Inc. and Mitsui & Co., Ltd. and
                   Chlorine Engineers Corp. Ltd. dated as of August 14, 1991. (8)
            10.9   FSI Exclusive Distributorship Agreement dated as of August 14, 1991 between
                   FSI International, Inc. and m-FSI, Ltd. (8)
           10.10   FSI Licensing Agreement dated as of August 14, 1991, between FSI International, Inc.
                   and m-FSI, Ltd. (8)
           10.11   License Agreement, dated October 15, 1991, between the Company and Texas Instruments
                   Incorporated. (9)
           10.12   Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (9)
           10.13   Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas
                   Instruments Incorporated (10)
          *10.14   Amended and Restated Directors' Nonstatutory Stock Option Plan. (11)
          *10.15   Management Agreement between FSI International, Inc. and Joel A. Elftmann, effective as of June 5, 1998
                   (filed herewith) (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.)
          *10.16   FSI International, Inc. 1994 Omnibus Stock Plan. (12)
          *10.17   FSI International, Inc. 1998 Incentive Plan.  (filed herewith)
           10.18   First Amendment to Lease made and entered into October 31, 1995 by and between Lake Hazeltine Properties and FSI
                   International, Inc. (13)
           10.19   Distribution Agreement made and entered into as of March 31, 1998 by and between FSI International, Inc. and
                   Metron Technology B.V. (Exhibits to Agreement omitted) (filed herewith)



           10.20   Lease dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)
           10.21   Lease Rider dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)
           10.29   Lease Amendment dated November, 1995 between Roland A. Stinski and FSI International,
                   Inc. (Exhibits to Amendment omitted) (13)
           13.0    Registrant's 1998 Annual Report to Shareholders (Only those portions of this document specifically incorporated herein by reference are deemed to be included in this Exhibit and part of this Report) (filed herewith)
           21.0    Subsidiaries of the Company (filed herewith)
           23.0    Consent of KPMG    Peat Marwick (filed herewith)
           24.0    Powers of Attorney from the Directors of FSI International, Inc.
                   (filed herewith)
           27.0    Financial Data Schedule (filed herewith)


    (1) Filed as an Exhibit to the Company's Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.
    (2) Filed as an Exhibit to the Company's Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.
    (3) Filed as an Exhibit to the Company's Registration Statement on Form S-1, SEC File No. 33-25035, and incorporated by reference.
    (4) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1989, SEC File No. 0-17276, and incorporated by reference.
    (5) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended March 1, 1997, SEC File No. 0-17276, and incorporated by reference.
    (6) Filed as an Exhibit to the Company's Report on Form 8-K, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.
    (7) Filed as an Exhibit to the Company's Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.
    (8) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.
    (9) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.
    (10)Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.
    (11)Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.
    (12)Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.
    (13)Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1995, SEC File No. 0-17276 and incorporated by reference.
 ---------------------------

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter ended August 29, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         FSI INTERNATIONAL, INC.

                                By:    /s/Joel A. Elftmann
                                Joel A. Elftmann, Chairman,
                                and Chief Executive Officer
                                (Principal Executive Officer)

Dated:  November 23, 1998

                                By:    /s/Patricia M. Hollister
                                Patricia M. Hollister, Chief Financial Officer and Corporate Controller
                                (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, constituting a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated.

Joel A. Elftmann, Director    )
James A. Bernards, Director   )
Neil R. Bonke, Director       )
Terrence W. Glarner, Director )
Joanna T. Lau, Director       )
Thomas D. George, Director    )
Charles R. Wofford, Director  )

                                By:    /s/ Patricia M. Hollister
                                Patricia M. Hollister, Chief Financial Officer and Corporate Controller
                                (Principal Financial and Accounting Officer)

Dated:  November 23, 1998

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of FSI International, Inc.:

Under the date of October 9, 1998, we reported on the consolidated balance sheets of FSI International, Inc. and subsidiaries as of August 29, 1998 and August 30, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended August 29, 1998, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick LLP

Minneapolis, Minnesota

October 9, 1998

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

                                   SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS FOR THE FISCAL YEARS ENDED AUGUST 29, 1998, AUGUST 30, 1997 AND AUGUST 31, 1996


                                             Balance at
                                             Beginning                                         Balance at
                                              of Year         Additions       Deletions       End of Year
                                            -------------    ------------     -----------    ---------------

Fiscal Year Ended August 29, 1998
Allowance for doubtful accounts
(Deducted from accounts receivable)           $2,127,000        $986,000      $                  $3,113,000
                                                                                       -

Fiscal Year Ended August 30, 1997
Allowance for doubtful accounts
(Deducted from accounts receivable)           $1,843,000        $284,000      $                  $2,127,000
                                                                                       -

Fiscal Year Ended August 31, 1996
Allowance for doubtful accounts
(Deducted from accounts receivable)           $1,234,000        $609,000      $                  $1,843,000
                                                                                       -