Form 10-Q
period 1998-11-28
FSI INTERNATIONAL INC
filed 1999-01-11
CIK 841692

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              NOVEMBER 28, 1998
                               ---------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to
                               -----------------    -------------------------

Commission File Number:                   0-17276
                        -----------------------------------------------------

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

COMMON STOCK, NO PAR VALUE - 23,052,673 SHARES OUTSTANDING AS OF DECEMBER 18,
1998

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q


PART I.            FINANCIAL INFORMATION                                                                 PAGE NO.
                   ---------------------                                                                 -------
Item 1.            Consolidated Condensed Financial Statements:
                        Consolidated Condensed Balance Sheets as of
                        November 28, 1998 (Unaudited) and August 29, 1998                                   3

                        Consolidated Condensed Statements of Operations
                        (Unaudited) for the quarters ended November 28, 1998
                        and November 29, 1997                                                                5

                        Consolidated Condensed Statements of Cash Flows (Unaudited)
                        for the quarters ended November 28, 1998 and November 29, 1997                       6

                        Notes to the Consolidated Condensed Financial Statements (Unaudited)                 7

Item 2.            Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                                     9

Item 3.            Quantitative and Qualitative Disclosures About Market Risk                               18

PART II.           OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K                                                         20


                   SIGNATURE                                                                                22

                      PART I. Item 1. FINANCIAL INFORMATION


                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      NOVEMBER 28, 1998 AND AUGUST 29, 1998

                                     ASSETS


                                                                                 November 28,            August 29,
                                                                                     1998                   1998
                                                                                  (Unaudited)            (Audited)
                                                                                 -------------          ------------
Current assets:
     Cash and cash equivalents                                                   $ 79,650,733            $75,384,024
     Marketable securities                                                         25,366,307             13,495,411
     Trade accounts receivable, net of allowance for
         doubtful accounts of $3,071,000 and
         $3,113,000, respectively                                                  22,605,940             33,818,525
     Trade accounts receivable from affiliates                                     11,062,569             12,644,219
     Inventories                                                                   46,615,784             50,152,429
     Deferred income tax benefit                                                   13,499,119             13,499,119
     Refundable income taxes                                                        3,911,303             10,637,318
     Prepaid expenses and other current assets                                      8,029,469              8,414,318
                                                                                 ------------           ------------

              Total current assets                                                210,741,224            218,045,363
                                                                                 ------------           ------------

Property, plant and equipment, at cost                                            114,646,322            112,248,529
     Less accumulated depreciation and amortization                               (46,640,657)           (43,460,736)
                                                                                 ------------           ------------
                                                                                   68,005,665             68,787,793
                                                                                 ------------           ------------

Investment in affiliates                                                           14,897,448             15,408,400
Deposits and other assets                                                           3,607,006              3,832,467
Deferred income tax benefit                                                         4,383,558              4,383,558
                                                                                 ------------           ------------

                                                                                 $301,634,901           $310,457,581
                                                                                 ============           ============


     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      NOVEMBER 28, 1998 AND AUGUST 29, 1998
                                   (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              November 28,            August 29,
                                                                                 1998                   1998
                                                                              (Unaudited)             (Audited)
                                                                             -------------          -------------
Current liabilities:
    Current maturities of long-term debt                                     $      59,815          $      65,418
    Trade accounts payable                                                      17,278,465             18,999,777
    Accrued expenses                                                            25,671,506             25,226,720
    Customer deposits                                                            8,883,834              4,969,645
    Deferred revenue                                                             8,483,902             12,739,504
                                                                             -------------          -------------

           Total current liabilities                                            60,377,522             62,001,064
                                                                             -------------          -------------

Long-term debt, less current maturities                                         42,054,489             42,064,496
Deferred income taxes                                                               24,377                 24,016
Minority interest                                                                1,981,614              1,991,738

Stockholders' equity:
    Preferred stock, no par value; 9,700,000 shares
        authorized, none issued and outstanding                                          -                      -
    Series A Junior Participating Preferred Stock, no par
        value:  300,000 shares authorized; none issued and
        outstanding.                                                                     -                      -
    Common stock, no par value; 50,000,000 shares
        authorized; issued and outstanding, 23,052,673
        and 23,034,562 shares at November 28, 1998
        and August 29, 1998, respectively                                      163,365,701            163,307,107
    Retained earnings                                                           35,470,647             43,033,192
    Cumulative translation adjustment                                           (1,639,449)            (1,964,032)
                                                                             -------------          -------------

           Total stockholders' equity                                          197,196,899            204,376,267
                                                                             -------------          -------------

                                                                             $ 301,634,901          $ 310,457,581
                                                                             =============          =============



     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE QUARTERS ENDED NOVEMBER 28, 1998 AND NOVEMBER 29, 1997
                                   (Unaudited)

                                                                                     November 28,         November 29,
                                                                                         1998                 1997
                                                                                     ------------         ------------
Sales (including sales to affiliates of
    $8,970,000 and $18,902,000, respectively)                                         $34,193,184          $64,914,894

Cost of goods sold                                                                     24,519,328           38,731,022
                                                                                     ------------         ------------

      Gross profit                                                                      9,673,856           26,183,872

Selling, general and administrative expenses                                           11,724,041           14,388,564
Research and development expenses                                                       9,285,188           10,650,836
                                                                                     ------------         ------------

      Operating (loss) income                                                         (11,335,373)           1,144,472

Interest expense                                                                         (785,084)            (797,836)
Interest income                                                                         1,278,573            1,247,358
Other income (expense), net                                                               (40,370)              23,910
                                                                                     ------------         ------------

      Income (loss) before income taxes                                               (10,882,254)           1,617,904

Income tax (benefit) expense                                                           (4,051,153)             517,730
                                                                                     ------------         ------------

      Income (loss) before minority interest
             and equity in earnings (loss) of affiliates                               (6,831,101)           1,100,174

Minority interest                                                                          50,763              226,711

Equity in earnings (loss) of affiliates                                                  (298,382)             558,452
                                                                                     ------------         ------------

      Net (loss) income                                                               ($7,078,720)         $ 1,885,337
                                                                                     ============         ============

      Net (loss) income per common share - basic                                           ($0.31)               $0.08
      Net (loss) income per common share - diluted                                         ($0.31)               $0.08

      Weighted average common shares                                                   23,047,629           22,614,865

      Weighted average common shares
         and potential common shares                                                   23,047,629           23,757,229


     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE QUARTERS ENDED NOVEMBER 28, 1998 AND NOVEMBER 29, 1997

                                   (Unaudited)

                                                                                    November 28,           November 29,
                                                                                        1998                   1997
                                                                                   --------------          ------------
OPERATING ACTIVITIES:
    Net (loss) income                                                                 ($7,078,720)          $ 1,885,337
    Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
           Minority interest                                                              (50,763)             (226,711)
           Depreciation and amortization                                                3,566,202             3,898,694
           Provision for deferred income taxes                                                361                  (343)
           Provision for allowance for doubtful accounts                                  (42,528)              (68,931)
           Provision for inventory reserves                                               (25,008)             (399,870)
           Equity in earnings (loss) of affiliates                                        298,382              (558,452)
           Changes in operating assets and liabilities:
                 Trade accounts receivable                                             12,836,763            (8,450,836)
                 Inventories                                                            3,561,653            (1,127,188)
                 Refundable income taxes                                                6,726,015                     -
                 Prepaid expenses and current assets                                      384,850               601,059
                 Trade accounts payable                                                (1,721,312)           (6,363,395)
                 Accrued expenses                                                         475,753               855,535
                 Customer deposits                                                      3,914,189              (493,859)
                 Deferred revenue                                                      (4,255,602)            4,895,295
                 Other                                                                     93,966               (61,851)
                                                                                     ------------          ------------

    Net cash provided by (used in) operating activities                                18,684,201            (5,615,516)
                                                                                     ------------          ------------

INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment                                       (3,110,984)           (1,437,921)
    Proceeds from sale of equipment                                                       470,500                     -
    Purchases of marketable securities                                                (19,709,236)           (2,746,096)
    Sales of marketable securities                                                              -                32,594
    Maturities of marketable securities                                                 7,838,340             1,971,428
    Decrease in deposits and other assets                                                  81,871                97,748
                                                                                     ------------          ------------
          Net cash used in investing activities                                       (14,429,509)           (2,082,247)
                                                                                     ------------          ------------

FINANCING ACTIVITIES:
    Minority interests' investment in CME                                                       -               500,335
     Principal payments on long-term debt                                                 (15,610)              (43,410)
     Net proceeds from issuance of common stock                                            27,627               276,839
                                                                                     ------------          ------------
        Net cash provided by financing activities                                          12,017               733,764
                                                                                     ------------          ------------

Increase (decrease) in cash and cash equivalents                                        4,266,709            (6,963,999)

Cash and cash equivalents at beginning of period                                      $75,384,024           $79,186,746
                                                                                     ------------          ------------

Cash and cash equivalents at end of period                                            $79,650,733           $72,222,747
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

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


(1)      CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's Annual 10-K Report for the fiscal year ended August 29, 1998 previously filed with the Securities and Exchange Commission.

(2)      INVENTORIES

         Inventories are summarized as follows:
                                                                November 28,              August 29,
                                                                    1998                     1998
                                                               -------------            -------------
           Finished products                                     $ 3,651,143               $4,220,843
           Work-in-process                                        14,632,960               11,347,129
           Subassemblies                                           6,855,936               11,214,265
           Raw materials and purchased parts                      21,475,745               23,370,192
                                                               -------------            -------------
                                                                 $46,615,784              $50,152,429
                                                               -------------            -------------

(3)      SUPPLEMENTARY CASH FLOW INFORMATION

                                                                                         Quarters Ended
                                                                                ---------------------------------
                                                                                 November 28,        November 29,
                                                                                    1998                 1997
                                                                                ---------------     -------------
             Schedule of interest paid and income taxes paid
             (refunds received):
                   Interest                                                      $     20,533          $33,286

                   Income taxes                                                  ($10,830,825)         $76,001

         The Company realized in the first quarter of fiscal 1999 and 1998, a tax benefit from disqualifying dispositions of stock options of $30,967 and $0, respectively.

(4)      RECONCILIATION OF EARNINGS AND SHARE AMOUNTS USED IN EPS CALCULATION

         Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the quarters ended November 28, 1998 and November 29, 1997 were calculated using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of dilutive common stock equivalents. As a result, the Company's reported earnings per share for prior periods were restated. There was no material impact on reported earnings per share (EPS) data when compared to basic and diluted earnings per share calculated under the provisions of SFAS No. 128 for the quarter ended November 29, 1997.

                                                                 Basic                                        Dilutive
                                                                Earnings                                   Earnings (Loss)
                                                            (Loss) Per Share          Effect of               Per Share
                                                             Income (Loss)             Dilutive             Income (Loss)
                                            Net                Available             Securities*            Available To
                                           Income              To Common                Stock                  Common
FOR THE QUARTERS ENDED                     (Loss)             Stockholders             Options              Stockholders
----------------------                     ------             ------------           ------------           ------------
NOVEMBER 28, 1998
Loss                                    ($7,078,720)           ($7,078,720)                    -            ($7,078,720)
Shares                                            -             23,047,629                     -             23,047,629
Per share amount                                  -                 ($0.31)                    -                 ($0.31)

NOVEMBER 29, 1997
Income                                   $1,885,337             $1,885,337                     -             $1,885,337
Shares                                            -             22,614,865             1,142,364             23,757,229
Per share amount                                  -                  $0.08                 $0.00                  $0.08


* The effect of stock options were not included in the calculation of dilutive earnings per share for the quarter ended November 28, 1998 because their inclusion would have been anti-dilutive.

(5)      COMPREHENSIVE INCOME (LOSS)

         Effective August 30, 1998, the Company adopted FASB Statement No. 130 (SFAS No. 130), "Reporting Comprehensive Income." SFAS No. 130 requires that an entity report a total for comprehensive income (loss) in condensed financial statements of interim periods issued to shareholders. For the quarters ended November 28, 1998 and November 29, 1997 net income (loss), items of other comprehensive income and comprehensive income (loss) are as follows:

                                                                     November 28, 1998            November 29, 1997
                                                                    -------------------           -----------------
Net income (loss)                                                       ($7,078,720)                  $1,885,337

Items of other comprehensive income (loss):
      Foreign currency translation                                          324,583                     (385,121)
                                                                       ------------                  -----------

Comprehensive income (loss)
                                                                        ($6,754,137)                  $1,500,216
                                                                       ============                  ===========

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 1999 COMPARED WITH THE FIRST QUARTER OF FISCAL 1998.

The information in this report, except for the historical information contained herein, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements are subject to various risks and uncertainties. Actual results may be materially different from these forward looking statements. Factors that could cause actual results to differ include overall economic and financial conditions in our industry; general economic conditions; the demand and price for semiconductors; the level of new orders; and order delays or cancellation. Competitive pricing pressures; the timing and success of current and future product and process development programs; the success of the Company's affiliated distributors, the timing and extent of any industry upturn or downturn and the successful implementation of the new business systems. Readers are directed to the Risk Factors discussion found in the Company's Report on Form 10-K for the year ended August 29, 1998. In addition, readers are also directed to the Risk Factors discussion found below under "Risk Factors". Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. The Company assumes no obligation to publicly release any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences. Such forward-looking statements are marked with an asterisk (*).

FSI International, Inc., ("FSI" or the "Company"), designs, develops, manufactures, markets and supports microlithography, surface conditioning and chemical management equipment used in the fabrication of microelectronics, such as advanced semiconductor devices, thin film heads and multichip modules.

Overall industry softness continues due to pricing pressures, a faster than expected move to smaller line widths, low utilization of foundry capacity, delays in the transition to 300mm wafers and the increased availability of used equipment.

However, it appears DRAM pricing has stabilized somewhat and that the disk drive manufacturers are experiencing modestly better order rates. This may be occurring because of the strong PC unit demand related to holiday season buying practices, along with Year 2000 upgrade requirements.

The industry has seen some minor signs of improvement in recent months in equipment bookings, however, the Company remains cautious and is managing its business to reflect expected lower revenues as compared to fiscal 1998*. The Company's goal is to effectively manage its assets during the industry downturn while continuing to invest in key strategic programs.

During October 1998, the Company implemented additional cost control measures including a reduction of force of approximately 150 employees and contractors. In addition, the Company initiated three weeks of scheduled plant shutdowns during the first half of fiscal 1999. The Company had a charge of approximately $800,000 for severance and outplacement costs in the first quarter of fiscal 1999.

The Company has four segments, Surface Conditioning Division (SCD), Chemical Management Division (CMD), Microlithography Division (MLD) and Shared Services
(SS).

Due to the similarity of production processes, distribution methods, customer base and products/services, the reporting of segment information is aggregated for the Surface Conditioning and Microlithography Divisions.

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

The following table sets forth on a consolidated basis, for the fiscal quarter indicated, certain income and expense items as a percent of total sales.

                                                                       Percent of Sales
                                                           -----------------------------------------
                                                              November 28,           November 29,
First  quarter ended:                                             1998                   1997
                                                             -------------           ------------
Sales                                                               100.0%                 100.0%
Cost of goods sold                                                   71.7                   59.7
Gross profit                                                         28.3                   40.3
Selling, general and administrative                                  34.3                   22.1
Research and development                                             27.2                   16.4
Operating (loss) income                                             (33.2)                   1.8
Other income (expense), net                                           1.3                    0.7
Income (loss) before income taxes                                   (31.9)                   2.5
Income tax (benefit) expense                                        (11.9)                   0.8
Minority interest                                                     0.2                    0.3
Equity in earnings (loss) of affiliates                              (0.9)                   0.9
                                                               ----------              ---------
       Net income (loss)                                            (20.7%)                  2.9%
                                                               ==========              =========

Segment information is as follows:


                                                              November 28,          November 29,
First quartered ended:                                            1998                  1997
                                                              ------------         -------------
MLD & SCD
----------------------------------------------------------
Revenue from external customers                               $24,016,101           $50,598,198
Depreciation and amortization                                   1,388,460             1,371,949
Segment operating profit (loss)                               ($4,376,393)          $ 7,535,729

CMD
----------------------------------------------------------
Revenue from external customers                               $10,177,083           $14,316,696
Depreciation and amortization                                     289,210               282,370
Segment operating profit (loss)                               ($2,062,606)          $   440,760

Shared Services
----------------------------------------------------------
Revenue from external customers                              $        ---           $       ---
Depreciation and amortization                                   1,888,532             2,244,375
Segment operating loss                                       ($ 4,896,374)         ($ 6,832,017)

SALES:

Sales were $34.2 million for the first quarter of fiscal 1999 as compared to $64.9 million for the first quarter of fiscal 1998. Fourth quarter sales for fiscal 1998 were approximately $37.7 million. Due to the current industry conditions, sales decreased across all product lines for the first quarter of fiscal 1999 as compared to prior year comparable period with MLD and SCD experiencing the most significant reduction.

International sales were $11.0 million and $21.6 million for the first quarter of fiscal 1999 and 1998, respectively, and represented approximately 32% and 33%, respectively of sales during these periods. International sales were approximately 41% of total sales for fiscal 1998. The decrease in international sales in first quarter fiscal 1999 as compared to first quarter of fiscal 1998 was primarily in Europe and Japan.

During the first quarter of fiscal 1999, the Company did add new customers for certain products and bookings increased from the fourth quarter of fiscal 1998 level, resulting in a book-to-bill ratio considerably above 1.0. Currently, the Company is anticipating an improvement in sales in the second quarter of fiscal 1999 as compared to the first quarter of 1999.* However, with the significantly lower fiscal 1999 beginning backlog and the uncertain industry conditions, the Company has limited visibility into the second half of fiscal 1999. The Company expects annual sales to decrease in fiscal 1999 from fiscal 1998 levels.* With the expected lower sales revenues, the Company is anticipating a loss in fiscal 1999.*

GROSS PROFIT:

Gross profit as a percentage of sales for the first quarter of fiscal 1999 was 28.3% as compared to 40.3% for the first quarter of fiscal 1998. The decrease in the gross margin percentage for the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998 is primarily due to the lower revenue levels, pricing pressures for MLD and CMD products and excess capacity.

The Company's gross profit margin fluctuates as a result of a number of factors, including the mix of products sold, the proportion of international sales, OEM systems content, competitive pricing pressures and utilization of manufacturing capacity.

With the excess capacity and continuing pricing pressures for CMD and MLD products, the Company expects overall gross margins to remain below 40 percent for fiscal 1999.*

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses decreased 18.8% to $11.7 million for the first quarter of fiscal 1999 as compared to $14.4 million for the first quarter of fiscal 1998. The decrease in the amount of SG&A expenses in the first quarter of fiscal 1999 as compared to the first quarter of 1998 was primarily due to the reduction in force and the overall cost controls implemented during the fourth quarter of fiscal 1998 and the first quarter of 1999. The Company expects the amount of SG&A expenses to decrease in fiscal 1999 as compared to fiscal 1998.* The Company will continue investing in worldwide sales and support capability, continue expanding the Company's business system applications and completing the year 2000 hardware and software changes.*

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses decreased 13.1% to $9.3 million for the first quarter of fiscal 1999 as compared to $10.7 million for the same period in fiscal 1998. The Company's reduction in force and other cost controls implemented during fiscal 1998 and the first quarter of fiscal 1999 did impact research and development expenses. However, the cost reductions implemented were strategic in nature to ensure there was minimal impact on key research and development programs. The successful introduction of new products is important to the long-term growth of the Company.* The Company expects the amount of R&D expenses to decrease in fiscal 1999 as compared to fiscal 1998*. Overall, the Company's goal is to invest approximately 13% to 15% of sales annually on new product and process development.*

OTHER INCOME (EXPENSE), NET:

Other income (expense), net was approximately $453,000 for the first quarter of fiscal 1999 as compared to $473,000 for the first quarter of fiscal 1998. The slight decrease is due to an increase of approximately $64,000 in other miscellaneous expenses. In addition, the average rate of return on the Company's investments is being impacted by the overall lower interest rates.

INCOME TAX (BENEFIT) EXPENSE:

Income tax (benefit) expense for the first quarter of fiscal 1999 was approximately $4.1 million income tax benefit or 37% of pre-tax loss compared to approximately $518,000 of income tax expense or 32% of pre-tax profit for the first quarter of fiscal 1998.

On November 28, 1998, the Company had recorded net deferred tax assets of approximately $17.9 million. Based on an assessment of the Company's taxable earnings' history and prospective future taxable income, as well as tax planning strategies available to management which includes the sale or disposal of assets to produce current taxable income, management has determined it to be more likely than not that its net deferred tax asset will be realized in future periods. The Company may be required to provide a valuation allowance for this asset in the future if it does not generate sufficient taxable income as planned.

EQUITY IN EARNINGS (LOSS) OF AFFILIATES:

The equity in earnings (loss) of affiliates was approximately a $298,000 loss for the first quarter of fiscal 1999, compared to approximately $558,000 of income for the first quarter of fiscal 1998. The decrease is due to lower earnings at both affiliates (Metron Technology B.V. and m-FSI, Ltd.), particularly Metron Technology. The Company does not anticipate significant improvements in its affiliates performance during fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and marketable securities were approximately $105.0 million as of November 28, 1998, an increase of $16.1 million from the end of fiscal 1998. The increase in cash, cash equivalents, and marketable securities is due to approximately $18.7 million in cash flow from operations offset by approximately $3.1 million of capital expenditures.

The Company's accounts receivable decreased by approximately 28%, or $12.8 million, from the end of fiscal 1998. The decrease in accounts receivable is due to lower sales revenues along with additional resources being dedicated to collection efforts.

The Company's inventory decreased approximately $3.6 million to $46.6 million at November 28, 1998 compared to $50.2 million at the end of fiscal 1998. The decrease in inventory is due to the Company's emphasis on inventory management and reduction in inventory purchases. As of November 28, 1998, the Company's current ratio of current assets to current liabilities was 3.5 to 1.0 and working capital was $150.4 million.

The Company had acquisitions of property, plant and equipment of approximately $3.1 million and $1.4 million for the first quarter of fiscal 1999 and fiscal 1998, respectively. The continuing acquisitions reflect investments in information systems and other strategic programs. It is anticipated the Company will invest less than $10.0 million in fiscal 1999 in property, plant and equipment.*

The Company believes that with existing cash and cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet the Company's currently projected working capital and other cash requirements through at least fiscal 1999.*

The Company believes that success in its industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may fund such activities with additional equity or debt financings. The sale of additional equity or debt securities could result in additional dilution to the Company's shareholders.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" which requires companies to disclose certain information about pensions and other postretirement benefits. SFAS No. 132 must be adopted for financial statements issued for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 132 in fiscal 1999.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes appropriate accounting for derivative instruments and hedging activities. SFAS No. 133 must be adopted for financial statements issued for fiscal years beginning after June 15, 1999. It is anticipated that the Company will adopt SFAS No. 133 in fiscal 2000, and is currently studying the expected impact.

RISK FACTORS

Due to the nature of business and the industry in which the Company operates, the following risk factors should be considered in addition to others described above.

CYCLICALITY AND VOLATILITY IN THE MICROELECTRONICS INDUSTRY

The Company's business depends upon the capital equipment expenditures of microelectronics manufacturers, which in turn depend on the current and anticipated market demand for semiconductor devices and products utilizing semiconductor devices. The microelectronics industry has been cyclical in nature and has experienced periodic downturns. The industry is currently experiencing a downturn and it is unclear at this point in time as to how long this downturn may last. Certain semiconductor device manufacturers have experienced slowdowns in terms of product demand and volatility in terms of product pricing. Industry slowdowns and volatility have caused the semiconductor device manufacturers to reduce their demand for semiconductor processing equipment and, in some instances, to delay capital equipment decisions. In some cases this has resulted in order cancellations or delays of orders and delay of delivery dates for the Company's products. No assurance can be given that the Company's sales and operating results will not continue to be adversely affected during the current slowdown or will not be adversely affected by future slowdowns in the semiconductor industry.

In addition, the need for continued investments in research and development, substantial capital equipment requirements and extensive ongoing worldwide customer service and support capability will limit the Company's ability to reduce expenses.

RISK OF DELAYS IN INTRODUCING NEW PRODUCTS AND THE MARKET'S ACCEPTANCE OF SUCH PRODUCTS

Microelectronics manufacturing equipment and processes are subject to rapid technological change and new product introductions, as well as evolving industry standards. The Company believes microelectronics manufacturers are increasingly relying on equipment manufacturers to design and develop more efficient equipment, to design and implement improved processes for the benefit of microelectronics manufacturers and to integrate their equipment with that of other equipment manufacturers. The Company must continue to develop, manufacture and market new products that conform to evolving industry standards. The success of the Company in developing, introducing and selling new and enhanced equipment depends upon a variety of factors including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, product performance in the field, and effective sales and marketing. The Company must also manage product transitions successfully, as introductions of new products could adversely affect the sales of existing products. The Company's failure to develop and successfully introduce new products or enhancements to its existing products and processes or achieve market acceptance of the new products or enhancements could adversely affect the Company's business and results of operations.*

NEW FACILITIES AND RELATED INFRASTRUCTURE COSTS

The Company added manufacturing capacity with new facilities during fiscal 1997. This additional manufacturing capacity is having a negative impact on gross profit margins due to lower revenue levels. These additional facilities and related infrastructure costs have also increased the overall operating expenses of the Company. The potential impact of idle manufacturing capacity on gross margins and related infrastructure costs will have an adverse impact on the Company's future financial results until the Company is able to increase its utilization rates.*

VOLATILITY OF STOCK PRICE

The Company's common stock has experienced in the past, and could experience in the future, substantial price volatility as a result of a number of factors, including quarter-to-quarter variations in the actual or anticipated financial results of the Company, announcements by the Company, its competitors or customers, government regulations and developments in the industry. In addition, the stock market has experienced extreme price and volume fluctuations, which have affected the market price of many technology companies in particular, and which have at times been unrelated to the operating performance of the specific companies whose stock is traded. Broad market fluctuations, as well as economic conditions generally and, in the microelectronics industry specifically, may adversely affect the market price of the Company's common stock.*

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

The Company's operating results in the past have been, and may continue in the future to be, subject to quarterly fluctuations due to a number of factors. The Company may experience significant fluctuations in its quarterly sales, gross profits, operating results and net income. Factors which may influence the Company's operating results in a given quarter include specific economic conditions in the microelectronics industry, the financial results of the Company's affiliates, the timing of the receipt of orders from major customers, the mix of products sold by the Company, competitive pricing pressures, the proportion of international sales, product modifications requested by customers, utilization of manufacturing capacity and production ability. During a specific quarter, a significant portion of the Company's revenue may be derived from the sale of a relatively small number of systems. Accordingly, a small change in the numbers of such systems sold in a quarter may cause significant changes in operating results. Moreover, customers may cancel or reschedule shipments and parts availability could delay shipments. These factors also could significantly affect annual results of operations.

SUCCESS OF COMPANY'S AFFILIATED DISTRIBUTORS

The majority of the Company's international sales are made through its affiliated distributors, Metron Technology B.V., ("Metron") and m-FSI Ltd. ("m-FSI"). These affiliated distributors also provide service and support to many of the Company's international customers. The affiliated distributors also sell other principals' products. A reduction in the sales efforts or financial viability of such distributors or a loss of a significant principal by a distributor could affect the Company's results of operations.*

The earnings or losses of the Company's affiliated distributors can significantly affect the financial results of the Company. The affiliated distributors distribute not only the Company's products but also distribute or represent those of other companies serving the microelectronics industry. Over the past several years, a majority of

Metron's revenues have been attributable to sales of products of equipment and consumable suppliers other than FSI. Thus, the financial results of Metron and their impact on the Company's financial results are dependent not only upon the ability of Metron to successfully market the Company's products, but also on their ability to maintain relationships with and market the products of other equipment and consumables suppliers. While sales of the Company's products by Metron (and of certain other manufacturers for whom they distribute) are generally in U.S. dollars, the expenses of Metron are generally denominated in foreign currencies and, accordingly, Metron's operating results may be affected by fluctuations in interest and currency exchange rates. In addition, sales by m-FSI are denominated in yen and, accordingly, the Company's equity interest in the earnings of m-FSI are affected by U.S. dollar/yen exchange rates.

The Company's affiliated distributors periodically engage in hedging transactions in an effort to lessen the potentially negative effect of foreign currency devaluation in relation to the U.S. dollar. This typically occurs in those instances where a sale by an affiliated distributor has been both in a foreign currency (usually at the request of a foreign-domiciled customer) and of a size to justify the costs of engaging in hedging activity. The Company's affiliated distributors generally have hedged such transactions by buying forward U.S. dollars and selling forward the applicable local currency. If the order that is the subject of a hedging transaction is subsequently canceled by the customer, the affiliated distributor may be required to satisfy its hedging obligations by buying and/or selling the applicable currencies at market prices that could result in losses to the affiliated distributor. To date, the Company has not experienced any material adverse effect as a result of the hedging activities of its affiliated distributors. There can be no assurance that Metron or m-FSI will continue to distribute, or to distribute successfully, the Company's products or the products of other microelectronics and consumables companies, and in such an event the Company's results of operations and earnings could be adversely affected. The Company is not aware of any financial difficulties being experienced by any of its affiliated distributors that could materially adversely affect the Company's financial condition or results of operations.

INTERNATIONAL BUSINESS

Approximately 41%, 36% and 35% of the Company's sales for fiscal 1998, 1997 and fiscal 1996, respectively, were attributable to sales outside the United States, including sales through the Company's affiliated international distributors which accounted for 89%, 82% and 71% respectively, of such international sales. See "Success of the Company's affiliated distributors" above. The Company expects that international sales will continue to represent a significant portion of its total sales. Sales to customers outside the United States are subject to risks, including the imposition of governmental controls, the need to comply with a wide variety of foreign and U.S. export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, longer payment cycles typically associated with international sales, and the greater difficulty of administering business overseas as well as general economic conditions. The Japan and Asia Pacific markets have been extremely competitive and the semiconductor device manufacturers located there have been very aggressive in seeking price concessions from suppliers.

Although substantially all of the Company's direct international sales are denominated in U.S. dollars, both direct sales by the Company and sales through its affiliated international distributors may be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. Moreover, while sales by Metron are also generally denominated in U.S. dollars, their expenses are denominated in foreign currencies and, consequently, their operating results may be directly affected by changes in exchange rates. Sales by m-FSI are denominated in yen and, accordingly, the Company's equity interest in the earnings of m-FSI are affected by fluctuations in U.S. dollar/yen exchange rates. Furthermore, although the Company endeavors to meet technical standards established by foreign regulatory bodies, there can be no assurance that the Company will be able to comply with changes in foreign standards in the future. The inability of the Company to design products to comply with foreign standards could have a material adverse effect on the Company. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as the laws of the United States.

LITIGATION

The Company settled a patent infringement lawsuit in fiscal 1998. The Company could in the future become involved in additional litigation or be the subject of patent infringement inquiries. There can be no assurance about the outcome of any future litigation or patent infringement inquiries and whether they will adversely impact the Company's business or results of operations.

In the normal course of business, the Company from time to time becomes involved in litigation that may ultimately result in a liability to the Company. It is the opinion of management that facts known at the present time do not indicate that there is a probability that any such litigation would have a material effect on the Company's operations or its financial position. As of November 28, 1998, the Company believes it is not involved in any litigation that will have a material impact on the Company.

HIGHLY COMPETITIVE INDUSTRY

The microelectronics processing equipment industry is highly competitive. The Company faces substantial competition throughout the world. The Company believes that to remain competitive, it will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development. The Company believes that the microelectronics industry is becoming increasingly dominated by large manufacturers who have the resources to support customers on a worldwide basis. Certain of the Company's competitors have substantially greater financial, marketing, and customer service and support capabilities than the Company. There is the possibility of large equipment companies entering the market areas in which the Company competes. In addition, there are smaller emerging microelectronics equipment companies that provide innovative technology. The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics.* No assurance can be given that the Company will continue to compete successfully in the United States or elsewhere.*

DEPENDENCE ON KEY CUSTOMERS

Although the composition of the Company's largest customers has changed from year to year, direct sales to the Company's top five customers in each of fiscal 1998, 1997 and 1996 have accounted for approximately 40%, 40% and 41%, respectively, of the Company's total sales. Direct sales to the Company's top two customers in each of fiscal 1998, 1997, and 1996 accounted for approximately 20%, 25% and 23%, respectively, of the Company's total sales. The Company currently has no long-term sales commitments with any of its customers and sales are generally made pursuant to purchase orders. A reduction, delay or cancellation of orders from one or more of its significant customers, or the loss of one or more of such customers, could have a material adverse effect on the Company's operating results.

INDUSTRY CONSOLIDATION

There has been a trend toward industry consolidation for several years. During fiscal 1998 and 1997, the Company saw this trend continue with the completion of two large industry mergers. The Company expects this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in a rapidly changing industry. The Company believes that the industry consolidation may result in competitors that are better able to compete. This could have a material adverse affect on the Company's business operating results and financial condition.

FUTURE ACQUISITIONS

A portion of the Company's historical growth has been from acquisitions. In the future the Company may pursue acquisitions of additional product lines, technologies or businesses. Future acquisitions by the Company may result in potentially dilutive issuance of equity securities, incurrence of debt and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's financial conditions and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired company, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. In the event that an acquisition does occur, there can be no assurance to the effect thereof on the Company's business, financial conditions or operating results.

VOLATILITY OF GLOBAL MARKETS

The Company and its affiliates operate in a global market. Global operations are subject to risks, including political and economic instability, general economic conditions, imposition of government controls, fluctuations of exchange rates, the need to comply with a wide variety of foreign and U.S. export laws, trade restrictions and the greater difficulty of administering business overseas. Although substantially all the Company's direct international sales are denominated in U.S. dollars, both direct sales by the Company and sales through its affiliated international distributors may be affected by these factors and thus may adversely affect the operations and financial results of the Company.

DEPENDENCE ON KEY PERSONNEL

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

INTELLECTUAL PROPERTY RIGHTS

Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that its financial performance will depend more upon the innovation, technological expertise and marketing abilities of its employees than upon such protection. There can be no assurance that any of the Company's pending patent applications will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. There can be no assurance that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company.

As is typical in the semiconductor industry, the Company occasionally receives notices from third parties alleging infringement claims. Although there are currently no pending lawsuits against the Company regarding any possible infringement claims, there can be no assurance that infringement claims by third parties or claims for indemnification resulting from infringement claims will not be asserted or that such assertions, if proven to have merit, will not materially adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights if available on reasonable terms or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims or enforce its proprietary rights. Such challenges could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations.

YEAR 2000

The Company is addressing the issue associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way. The Company is aware of the computing difficulties that the millennium issue presents for the Year 2000.

The Company has identified teams to address the information technology (IT) systems used for internal purposes at the Company and to also address the non-IT systems. Each of the Company's divisions have also identified teams to address the potential software and hardware issues associated with the division's individual product lines.

It is anticipated that all reprogramming and Year 2000 testing efforts for internally used IT systems will be complete by July 1, 1999, allowing adequate time for testing.* The non-IT systems generally require third-party assurances as to compliance with year 2000. To date, confirmations have not been received from all of the Company's vendors indicating that plans are being developed to address processing of transactions in the Year 2000. Availability of resources, unexpected delays as well as coding issues may impact the Company's ability to complete the reprogramming by March 31, 1999 or of our vendors ability to become Year 2000 compliant.* There can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal operating systems, which are composed predominantly of third party software and hardware technology or by the inability of vendors to correct their Year 2000 issues.

Each of the Business Segments have completed the analysis of each of their product lines to determine if hardware and software are Year 2000 compliant. The majority of the Company's current standard product lines are believed to be Year 2000 compliant. It is the Company's goal to have all of their products Year 2000 compliant by early June 1999.*

There can be no assurance that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to the Company, including repair and replacement costs and costs incurred in litigation due to any such defects. Many commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues. Because of the unprecedented nature of such litigation, and the Company's current lack of knowledge as to whether its products are Year 2000 compliant, there can be no assurance that the Company will not be materially adversely affected by claims related to Year 2000 compliance.

The Company incurred approximately $400,000 to address the Year 2000 problem during fiscal 1998 and expects to incur approximately $900,000 in fiscal 1999.*

The Company is in the process of establishing a contingency plan if the Company's IT and non-IT systems are not Year 2000 compliant. It is anticipated that the contingency plan will be completed by June 1999.*

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

The Company is exposed to certain market risks based on outstanding debt obligations of $42 million as of November 28, 1998. The fixed interest rates of these debt obligations range from 7.15% to 7.27% and have maturity dates through December 2006. The Company does not have investments in derivative financial instruments.

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

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

     (a)(3)   Exhibits

              * An asterisk next to a listed Exhibit indicates it is an
                executive compensation plan or arrangement

           2.1     Agreement and Plan of Reorganization by and Among FSI
                   International, Inc., Spectre Acquisition Corp.,
                   and Semiconductor Systems, Inc. (1)
           3.1     Restated Articles of Incorporation of the Company. (2)
           3.2     Restated By-Laws. (3)
           3.3     Amendment to Restated By-Laws. (4)
           4.1     Note Purchase Agreement between FSI International, Inc. and
                   Metropolitan Life Insurance Company and other certain
                   purchasers. (Schedule A omitted) (5)
           4.2     Form of Rights Agreement dated as of May 22, 1997 between
                   FSI International, Inc. and Harris Trust and Savings Bank,
                   National Association, as Rights Agent (6)
           4.3     Amendment dated March 26, 1998 to Rights Agreement dated
                   May 22, 1997 by and between FSI International, Inc. and
                   Harris Trust and Saving Bank, National Association as Rights
                   Agent (7)
         *10.1     FSI International, Inc. 1997 Omnibus Stock Plan (5)
         *10.2     Split Dollar Insurance Agreement and Collateral Assignment
                   Agreement dated December 28, 1989, between the Company and
                   Joel A. Elftmann.
                   (Similar agreements between the Company and each of Dale A.
                   Courtney, Patricia M. Hollister, Luke R. Komarek, Benno G.
                   Sand and Benjamin J. Sloan, have been omitted, but will be filed if requested in writing by  the Commission):(8)
          10.3     Lease dated June 27, 1985, between the Company and Lake
                   Hazeltine Properties. (3)
          10.4     Lease dated September 1, 1985, between the Company and
                   Elftmann, Wyers, Blackwood Partnership. (3)
          10.5     Lease dated September 1, 1985, between the Company and
                   Elftmann, Wyers Partnership. (3)
         *10.6     1989 Stock Option Plan. (4)
         *10.7     Amended and Restated Employees Stock Purchase Plan. (14)
          10.8     Shareholders Agreement among FSI International, Inc. and
                   Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991. (8)
          10.9     FSI Exclusive Distributorship Agreement dated as of
                   August 14, 1991 between FSI International, Inc. and m-FSI,
                   Ltd. (8)
         10.10     FSI Licensing Agreement dated as of August 14, 1991, between
                   FSI International, Inc. and m-FSI, Ltd. (8)
         10.11     License Agreement, dated October 15, 1991, between the
                   Company and Texas Instruments Incorporated. (9)
         10.12     Amendment No. 1, dated April 10, 1992, to the License
                   Agreement, dated October 15, 1991, between the Company and
                   Texas Instruments Incorporated. (9)
         10.13     Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas
                   Instruments Incorporated (10)
        *10.14     Amended and Restated Directors' Nonstatutory Stock Option
                   Plan. (11)
        *10.15     Management Agreement between FSI International, Inc. and
                   Joel A. Elftmann, effective as of June 5, 1998 (Similar
                   agreements between the Company and its executive officers
                   have been omitted but will be filed if requested in writing by the commission.) (14)
        *10.16     FSI International, Inc. 1994 Omnibus Stock Plan. (12)
        *10.17     FSI International, Inc. 1998 Incentive Plan.  (14)
         10.18     First Amendment to Lease made and entered into October 31,
                   1995 by and between Lake Hazeltine Properties and FSI
                   International, Inc. (13)
         10.19     Distribution Agreement made and entered into as of March 31,
                   1998 by and between FSI International, Inc. and Metron
                   Technology B.V. (Exhibits to Agreement omitted) (14)

         10.20 Lease dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)
         10.21 Lease Rider dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)
         10.29 Lease Amendment dated November, 1995 between Roland A. Stinski and FSI International, Inc. (Exhibits to Amendment omitted) (13)
         27.0      Financial Data Schedule (filed herewith)



(1) Filed as an Exhibit to the Company's Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.
(2) Filed as an Exhibit to the Company's Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.
(3) Filed as an Exhibit to the Company's Registration Statement on Form S-1, SEC File No. 33-25035, and incorporated by reference.
(4) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1989, SEC File No. 0-17276, and incorporated by reference.
(5) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended March 1, 1997, SEC File No. 0-17276, and incorporated by reference.
(6) Filed as an Exhibit to the Company's Report on Form 8-K, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.
(7) Filed as an Exhibit to the Company's Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.
(8) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.
(9) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.
(10) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.
(11) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.
(12) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.
(13 Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1995, SEC File No. 0-17276 and incorporated by reference.
(14) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 29, 1998, SEC File No. 0-17276, and incorporated by reference.
---------------------------

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the first quarter ended November 28, 1998.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES




SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     FSI INTERNATIONAL, INC.
                                                     . . . . . . . . . . . . .

                                                     [Registrant]


DATE:  January 11, 1999



                                             By:   /s/Patricia M. Hollister
                                                   -----------------------------
                                                   Chief Financial Officer
                                                   and Corporate Controller
                                                   on behalf of the
                                                   Registrant and as
                                                   Principal Financial Officer