Form 10-Q
period 1999-02-27
FSI INTERNATIONAL INC
filed 1999-04-13
CIK 841692

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 FEBRUARY 27, 1999
                               -------------------------------------------------
                                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                               -----------------------   -----------------------

Commission File Number:                              0-17276
                       ---------------------------------------------------------


                             FSI INTERNATIONAL, INC.
           ---------------------------------------------------------
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

                              |X| YES        |_| NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date:

COMMON STOCK, NO PAR VALUE - 23,250,319 SHARES OUTSTANDING AS OF MARCH 26, 1999

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q




PART I.             FINANCIAL INFORMATION                                                                     PAGE NO.
                    ---------------------                                                                     --------

Item 1.             Consolidated Condensed Financial Statements:
                          Consolidated Condensed Balance Sheets as of February 27, 1999
                          (Unaudited) and August 29, 1998                                                        3

                          Consolidated Condensed Statements of Operations
                          (Unaudited) for the quarters ended February 27, 1999
                          and February 28, 1998                                                                  5

                          Consolidated Condensed Statements of Operations (Unaudited)
                          for the six months ended February 27, 1999 and February 28, 1998                       6

                          Consolidated Condensed Statements of Cash Flows (Unaudited)
                          for the six months ended February 27, 1999 and February 28, 1998                       7

                          Notes to Consolidated Condensed Financial Statements (Unaudited)                       8

Item 2.             Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                        10


Item 3.             Quantitative and Qualitative Disclosures About Market Risk                                   20

PART II.            OTHER INFORMATION

Item 1.                   Legal Proceedings                                                                      21

Item 4.                   Submission of Matters to a Vote of Security Holders                                    21

Item 5.                   Other Information                                                                      21

Item 6.                   Exhibits and Reports on Form 8-K                                                       22


                    SIGNATURE                                                                                    25

                      PART I. Item 1. FINANCIAL INFORMATION


                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      FEBRUARY 27, 1999 AND AUGUST 29, 1998


                                     ASSETS




                                                                 February 27,      August 29,
                                                                    1999             1998
                                                              ----------------  ----------------
Current assets:
         Cash and cash equivalents                             $  75,356,305    $  75,384,024
         Marketable securities                                    23,009,959       13,495,411
         Trade accounts receivable, net of allowance for
             doubtful accounts of $3,080,000 and $3,113,000,
                 respectively                                     23,395,621       33,818,525
         Trade accounts receivable from affiliates                 9,772,054       12,644,219
         Inventories                                              48,267,588       50,152,429
         Deferred income tax benefit                              13,553,752       13,499,119
         Refundable income taxes                                         --        10,637,318
             Prepaid expenses and other current assets             8,946,243        8,414,318
                                                               -------------    -------------

                  Total current assets                           202,301,522      218,045,363
                                                               -------------    -------------

Property, plant and equipment, at cost                           114,913,534      112,248,529
         Less accumulated depreciation and amortization          (48,335,675)     (43,460,736)
                                                               -------------    -------------
                                                                  66,577,859       68,787,793
                                                               -------------    -------------

Investment in affiliates                                          14,835,456       15,408,400
Deposits and other assets                                          4,882,533        3,832,467
Deferred income tax benefit                                       12,300,412        4,383,558
                                                               -------------    -------------

                                                               $ 300,897,782    $ 310,457,581
                                                               =============    =============
















     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      FEBRUARY 27, 1999 AND AUGUST 29, 1998
                                   (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY





                                                                  February 27,      August 29,
                                                                      1999            1998
                                                                  ------------    -------------
Current liabilities:
    Current maturities of long-term debt                         $      59,815    $      65,418
    Trade accounts payable                                          22,617,988       18,999,777
    Accrued expenses                                                26,022,777       25,226,720
    Customer deposits                                                9,273,165        4,969,645
    Deferred revenue                                                 9,115,530       12,739,504
                                                                 -------------    -------------

           Total current liabilities                                67,089,275       62,001,064
                                                                 -------------    -------------

Long-term debt, less current maturities                             42,039,058       42,064,496
Deferred income taxes                                                   24,450           24,016
Minority interest                                                           --        1,991,738

Stockholders' equity:
     Preferred stock, no par value; 9,700,000 shares
           authorized; none issued and outstanding                          --               --
     Series A Junior Participating Preferred Stock, no par
            value:  300,000 shares authorized; none issued and
           outstanding                                                      --               --
     Common stock, no par value; 50,000,000 shares
            authorized; issued and outstanding, 23,250,319
            and 23,034,562 shares at February 27, 1999
            and August 29, 1998, respectively                      164,746,151      163,307,107
     Retained earnings                                              27,896,718       43,033,192
     Cumulative translation adjustment                                (897,870)      (1,964,032)
                                                                 -------------    -------------

           Total stockholders' equity                              191,744,999      204,376,267
                                                                 -------------    -------------

                                                                 $ 300,897,782    $ 310,457,581
                                                                 =============    =============













     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE QUARTERS ENDED FEBRUARY 27, 1999 AND FEBRUARY 28, 1998
                                   (Unaudited)




                                                February 27,    February 28,
                                                    1999            1998
                                                ------------    ------------
Sales (including sales to affiliates of
    $9,261,000 and $26,088,000, respectively)   $ 33,034,654    $ 59,431,392

Cost of sales                                     25,942,229      38,759,409
                                                ------------    ------------

      Gross profit                                 7,092,425      20,671,983

Selling, general and administrative expenses      10,877,980      17,374,954
Research and development expenses                  8,122,240      11,228,302
                                                ------------    ------------

      Operating loss                             (11,907,795)     (7,931,273)

Interest expense                                    (718,850)       (801,862)
Interest income                                    1,316,318       1,190,871
Other income (expense), net                          327,664         (86,721)
                                                ------------    ------------

      Loss before income taxes                   (10,982,663)     (7,628,985)

Income tax benefit                                 4,282,234       3,042,384
                                                ------------    ------------

      Loss before minority interest
             and equity in loss of affiliates     (6,700,429)     (4,586,601)

Minority interest                                    (91,528)        125,415

Equity in loss of affiliates                        (781,972)       (135,816)
                                                ------------    ------------

        Net loss                                 ($7,573,929)    ($4,597,002)
                                                ============    ============

      Net loss per common share - basic               ($0.33)         ($0.20)

      Net loss per common share - diluted             ($0.33)         ($0.20)

      Weighted average common shares              23,169,617      22,767,469

      Weighted average common
         and potential common shares              23,169,617      22,767,469










     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        FOR THE SIX-MONTHS ENDED FEBRUARY 27, 1999 AND FEBRUARY 28, 1998
                                   (Unaudited)



                                                            February 27,     February 28,
                                                               1999             1998
                                                           -------------    -------------
Sales (including sales to affiliates of
    $18,231,000 and $44,990,000, respectively)             $  67,227,838    $ 124,346,286

Cost of sales                                                 50,461,557       77,490,431
                                                           -------------    -------------

      Gross profit                                            16,766,281       46,855,855

Selling, general and administrative expenses                  22,602,021       31,763,518
Research and development expenses                             17,407,428       21,879,138
                                                           -------------    -------------

      Operating loss                                         (23,243,168)      (6,786,801)

Interest expense                                              (1,503,934)      (1,599,698)
Interest income                                                2,594,891        2,438,229
Other income (expense), net                                      287,294          (62,811)
                                                           -------------    -------------

      Loss before income taxes                               (21,864,917)      (6,011,081)

Income tax benefit                                             8,333,387        2,524,654
                                                           -------------    -------------

      Loss before minority interest
             and equity in earnings (loss) of affiliates     (13,531,530)      (3,486,427)

Minority interest                                                (40,765)         352,126

Equity in earnings (loss) of affiliates                       (1,080,354)         422,636
                                                           -------------    -------------

        Net loss                                            ($14,652,649)     ($2,711,665)
                                                           =============    =============

      Net loss per common share - basic                           ($0.63)          ($0.12)

      Net loss per common share - diluted                         ($0.63)          ($0.12)

      Weighted average common shares                          23,108,545       22,691,001

      Weighted average common
         and potential common shares                          23,108,545       22,691,001









     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED FEBRUARY 27, 1999 AND FEBRUARY 28, 1998
                                   (Unaudited)




                                                           February 27,    February 28,
                                                              1999             1998
                                                          -------------   -------------

OPERATING ACTIVITIES:
    Net loss                                              ($14,652,649)   ($ 2,711,665)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
           Minority interest                                    40,765        (352,126)
           Deferred income taxes                            (7,971,053)            818
           Depreciation and amortization                     7,448,179       7,840,392
           Allowance for doubtful accounts                     (32,840)        122,248
           Inventory reserves                                 (471,334)        765,777
           Equity in (earnings) loss of affiliates           1,080,354        (422,636)
           Changes in operating assets and liabilities:
                Trade accounts receivable                   13,327,909        (636,223)
                Inventories                                  2,356,175      (8,591,800)
                Prepaid and other current assets              (531,925)     (4,646,174)
                Trade accounts payable                       3,618,211      (1,423,445)
                Accrued expenses                               831,335      (1,147,392)
                Customer deposits                            4,303,520       3,846,417
                Deferred revenue                            (3,623,974)      4,245,121
                Refundable income taxes                     10,637,318              --
                Other                                          552,424          66,114
                                                          ------------    ------------
    Net cash provided by (used in) operating activities     16,912,415      (3,044,574)
                                                          ------------    ------------

INVESTING ACTIVITIES:
    Proceeds from sale of equipment                            470,500              --
    Acquisition of property, plant and equipment            (5,502,863)     (2,474,032)
    Purchase of minority interest in CME and CMK            (2,510,000)             --
    Purchases of marketable securities                     (30,183,805)    (11,142,280)
    Maturities of marketable securities                     17,645,827       5,000,248
    Sale of marketable securities                            3,023,430              --
    Decrease (increase) in deposits and other assets        (1,255,948)        275,936
                                                          ------------    ------------
          Net cash used in investing activities            (18,312,859)     (8,340,128)
                                                          ------------    ------------

FINANCING ACTIVITIES:
    Minority interest's investment in FME                           --         500,335
     Principal payments on long-term debt                      (31,041)        (76,842)
     Net proceeds from issuance of common stock              1,403,766       1,851,472
                                                          ------------    ------------
      Net cash provided by financing activities              1,372,725       2,274,965
                                                          ------------    ------------

Decrease in cash and cash equivalents                          (27,719)     (9,109,737)

Cash and cash equivalents at beginning of period            75,384,024      79,186,746
                                                          ------------    ------------

Cash and cash equivalents at end of period                $ 75,356,305    $ 70,077,009
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

(2)      INVENTORIES


         Inventories are summarized as follows:

                                                                                      February 27,         August 29,
                                                                                         1999                 1998
                                                                                   -----------------     ----------------
           Finished products                                                            $ 2,753,115          $ 4,220,843
           Work-in-process                                                               17,433,270           11,347,129
           Subassemblies                                                                  7,075,678           11,214,265
           Raw materials and purchased parts                                             21,005,525           23,370,192
                                                                                   -----------------     ----------------
                                                                                        $48,267,588          $50,152,429
                                                                                   -----------------     ----------------

(3)      SUPPLEMENTARY CASH FLOW INFORMATION
                                                                                             Six Months Ended
                                                                                   --------------------------------------
                                                                                      February 27,        February 28,
                                                                                         1999                 1998
                                                                                   -----------------    -----------------
        Schedule of interest and income taxes paid (refunds received):
                   Interest                                                             $ 1,483,533           $1,579,297

                   Income taxes                                                        ($11,992,195)          $1,313,819


         The Company realized a tax benefit from disqualifying dispositions of stock options of $35,278 and $205,162 in the first half of fiscal 1999 and 1998, respectively.

(4)      RECONCILIATION OF EARNINGS AND SHARE AMOUNTS USED IN EPS CALCULATION

         Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share for the quarters and six months ended February 27, 1999 and February 28, 1998 was calculated using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of dilutive potential common shares.

                                                                                                            Dilutive
                                                                     Basic                                    Loss
                                                                 Loss Per Share        Effect of           Per Share
                                                   Net           Loss To Common         Dilutive         Loss To Common
FOR THE QUARTERS ENDED                            Loss            Stockholders        Securities*         Stockholders
----------------------                        ------------       --------------       -----------        --------------
FEBRUARY 27, 1999
Loss                                          ($7,573,929)           ($7,573,929)          -                 ($7,573,929)
Shares                                                  -             23,169,617           -                  23,169,617
Per share amount                                        -                 ($0.33)          -                      ($0.33)

FEBRUARY 28, 1998
Loss                                          ($4,597,002)           ($4,597,002)          -                 ($4,597,002)
Shares                                                  -             22,767,469           -                  22,767,469
Per share amount                                        -                 ($0.20)          -                      ($0.20)

FOR THE SIX MONTHS ENDED
---------------------------------------

FEBRUARY 27, 1999
Loss                                         ($14,652,649)          ($14,652,649)          -                ($14,652,649)
Shares                                                  -             23,108,545           -                  23,108,545
Per share amount                                        -                 ($0.63)          -                      ($0.63)

FEBRUARY 28, 1998
Loss                                          ($2,711,665)           ($2,711,665)          -                 ($2,711,665)
Shares                                                  -             22,691,001           -                  22,691,001
Per share amount                                        -                 ($0.12)          -                      ($0.12)


* The effect of stock options were not included in the calculation of dilutive earnings per share for the quarter and six months ended February 27, 1999 and February 28, 1998 because their inclusion would have been anti-dilutive.

(5)      COMPREHENSIVE INCOME (LOSS)

         Effective August 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income." SFAS No. 130 requires that an entity report a total for comprehensive income (loss) in condensed financial statements of interim periods issued to shareholders. For the quarters and six months ended February 27, 1999 and February 28, 1998 net income (loss), items of other comprehensive income and comprehensive income (loss) are as follows:

                                                                             February 27,           February 28,
                                                                                1999                   1998
                                                                          ------------------     -----------------
FOR THE QUARTERS ENDED:

Net loss                                                                        ($7,573,929)         ($4,597,002)
Items of other comprehensive income (loss):
         Foreign currency translation                                               741,579             (350,880)
                                                                          ------------------     -----------------
Comprehensive loss                                                              ($6,832,350)         ($4,947,882)
                                                                          ==================     =================

FOR THE SIX MONTHS ENDED:

Net loss                                                                      ($14,652,649)          ($2,711,665)
Items of other comprehensive income (loss):
         Foreign currency translation                                            1,066,162              (736,001)
                                                                          ------------------     -----------------
Comprehensive loss                                                            ($13,586,487)          ($3,447,666)
                                                                          ==================     =================

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST HALF OF FISCAL 1999 COMPARED WITH THE SECOND QUARTER AND FIRST HALF OF FISCAL 1998.

The information in this report, except for the historical information contained herein, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements are subject to various risks and uncertainties. Actual results may be materially different from these forward-looking statements. Factors that could cause actual results to differ include overall economic and financial conditions in our industry; general economic conditions; the demand and price for semiconductors; the level of new orders and order delays or cancellations; competitive pricing pressures; expenses associated with the pending YieldUP International Corporation (YieldUP) acquisition; patent infringement litigation of YieldUP if the acquisition of YieldUP is consummated; the timing and success of current and future product and process development programs; the success of the Company's affiliated distributors; the timing and extent of any industry upturn or downturn and the successful implementation of new business systems. Readers are directed to the Risk Factors discussion found in the Company's Report on Form 10-K for the year ended August 29, 1998. In addition, readers are also directed to the Risk Factors discussion found below under "Risk Factors". Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. The Company assumes no obligation to publicly release any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences. Such forward-looking statements are marked with an asterisk (*).

FSI International, Inc., ("FSI" or the "Company"), designs, develops, manufactures, markets and supports microlithography, surface conditioning and chemical management equipment used in the fabrication of microelectronics, such as advanced semiconductor devices and thin film heads.

Overall industry softness continues due to pricing pressures, a faster than expected move to smaller line widths, delays in the transition to 300mm wafers and the increased availability of used equipment. The move to smaller line widths allows device manufacturers to produce more chips on each wafer by shrinking the die size. Manufacturers are able to increase production without buying a significant amount of new equipment or moving to the next generation 300-mm wafer size, resulting in a delay of 300-mm production and the need to purchase equipment.

However, it appears DRAM pricing has stabilized somewhat and that the disk drive manufacturers are experiencing modestly better order rates. This may be occurring because of the strong PC unit demand related to Year 2000 upgrade requirements, improving economic conditions in Asia and the availability of low cost PC's.

The industry has seen some minor signs of improvement in recent months in equipment bookings; however, the Company remains cautious and is managing its business to reflect expected lower revenues as compared to fiscal 1998*. The Company's goal is to effectively manage its assets during the industry downturn while continuing to invest in key strategic programs.

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

The Surface Conditioning segment sells products, processes and services using wet, vapor and cryogenic techniques to prepare the surfaces of silicon wafers for subsequent processing and the Microlithography segment supplies photoresist processing equipment and services for the semiconductor and thin film head markets.

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

The following table sets forth on a consolidated basis, for the fiscal period indicated, certain income and expense items as a percent of total sales.



                                                   Percent of Sales                        Percent of Sales
                                                     Quarter Ended                         Six Months Ended
                                          ------------------------------------    -----------------------------------
                                            February 27,       February 28,        February 27,        February 28,
                                                1999               1998                1999                1998
                                          -----------------   ----------------    ----------------    ---------------
Sales                                            100.0%              100.0%             100.0%             100.0%
Cost  of goods sold                               78.5                65.2               75.1               62.3
Gross profit                                      21.5                34.8               24.9               37.7
Selling, general and administrative               32.9                29.2               33.6               25.5
Research and development                          24.6                18.9               25.9               17.6
Operating loss                                   (36.0)              (13.3)             (34.6)              (5.4)
Other income (expense), net                        2.8                 0.5                2.1                0.6
Loss before income taxes                         (33.2)              (12.8)             (32.5)              (4.8)
Income tax (benefit) expense                     (13.0)               (5.1)             (12.4)              (2.0)
Minority interest                                 (0.3)                0.2               (0.1)               0.3
Equity in earnings (loss) of affiliates           (2.4)               (0.2)              (1.6)               0.3
                                          ------------         -----------        -----------         ----------
         Net loss                                (22.9%)              (7.7%)            (21.8%)             (2.2%)
                                          ============         ===========        ===========         ==========




Segment information is as follows:


                                                           Quarter Ended                         Six Months Ended
                                                ------------------------------------    -----------------------------------
                                                  February 27,       February 28,        February 27,        February 28,
                                                      1999               1998                1999                1998
                                                -----------------   ----------------    ----------------    ---------------
MLD & SCD
----------------------------------------------
Revenue from external customers                       19,147,019         44,122,570          43,163,120         94,720,768
Depreciation and amortization                          1,178,485          1,338,189           2,566,945          2,710,138
Segment operating profit (loss)                       (5,322,488)           803,606          (9,693,179)         8,339,335

CMD
----------------------------------------------
Revenue from external customers                       13,887,635         15,308,822          24,064,718         29,625,518
Depreciation and amortization                            282,799            295,043             572,009            577,413
Segment operating profit (loss)                       (2,150,298)           450,835          (4,212,904)           891,595

SHARED SERVICES
----------------------------------------------
Revenue from external customers                               --                 --                  --                 --
Depreciation and amortization                          2,420,693          2,308,466           4,309,225          4,552,841
Segment operating loss                                (4,435,009)        (9,185,714)         (9,337,085)       (16,017,731)

SALES

Sales were $33.0 million for the second quarter of fiscal 1999 as compared to $59.4 million for the second quarter of fiscal 1998. Sales were $67.2 million for the first half of fiscal 1999 as compared to $124.3 million for the first half of fiscal 1998. Due to the current industry conditions, sales decreased across all product lines for the second quarter and first half of fiscal 1999 as compared to the prior year's comparable period, with MLD and SCD experiencing the most significant reduction.

International sales were $14.0 million, and $26.5 million for the second quarter of fiscal 1999 and 1998, respectively, and represented approximately 42% and 45%, respectively of sales during these periods. International sales were $25.0 million and $48.0 million for the first half of fiscal 1999 and 1998, respectively, and represented 37% and 39%, respectively, of sales during these periods. Due to industry conditions, our sales to affiliates, Metron Technology B.V. and m-FSI Ltd. were significantly impacted. The decrease in international sales in the second quarter and the first half of fiscal 1999 as compared to the same fiscal 1998 periods occurred primarily in Europe and Japan.

With the significantly lower fiscal 1999 beginning backlog and delay in orders, fiscal 1999 sales will be below fiscal 1998 levels.*

GROSS PROFIT

Gross profit as a percentage of sales for the second quarter of fiscal 1999 was 21.5% as compared to 34.8% for the second quarter of fiscal 1998. Gross profit as a percentage of sales for the first half of fiscal 1999 was 24.9% as compared to 37.7% for the first half of fiscal 1998. The gross profit margin percentage for the second quarter and first half of fiscal 1999 were significantly impacted by the margin deterioration on one large Asian Chemical Management Division project. This deterioration in margin was due to various change orders and other unanticipated costs. The decrease in gross margin percentages is also due to lower revenue levels, pricing pressures for all products and excess capacity.

The Company's gross profit margin fluctuates as a result of a number of factors, including the mix of products sold, the proportion of international sales, OEM systems content, competitive pricing pressures and utilization of manufacturing capacity.

With the excess capacity and continuing pricing pressures for all products, the Company expects overall gross margins to remain below 35% for fiscal 1999.*

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 37% to $10.9 million for the second quarter of fiscal 1999 as compared to $17.4 million for the second quarter of fiscal 1998. Selling, general and administrative expenses decreased 29% to $22.6 million for the first half of fiscal 1999 as compared to $31.8 million for the same period in fiscal 1998. The decrease in the amount of SG&A expenses in the second quarter and first half of fiscal 1999 as compared to the second quarter and first half of 1998 was primarily due to the reduction in force and the overall cost controls implemented during the fourth quarter of fiscal 1998 and the first quarter of 1999. In addition, the second quarter of fiscal 1998 had approximately $2.0 million of costs associated with organizational changes and a patent lawsuit infringement settlement. The Company expects the amount of SG&A expenses to increase in the second half of fiscal 1999 as compared to the first half of fiscal 1999.* The expected increase in the second half of fiscal 1999 as compared to the first half of fiscal 1999 is primarily due to approximately three weeks of plant shut downs in the first half of fiscal 1999 and salary increases in the second half of the fiscal year.* However, the Company anticipates that the amounts of SG&A expenses will be less than comparable amounts for the second half of 1998 due to the previously discussed cost controls.* The Company will continue investing in worldwide sales and support capability, continue expanding the Company's business system applications and completing the Year 2000 hardware and software changes.*

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased 28% to $8.1 million for the second quarter of fiscal 1999 as compared to $11.2 million for the same period in fiscal 1998. Research and development expenses decreased 21% to $17.4 million for the first half of fiscal 1999 as compared to $21.9 million for the same period in fiscal 1998. The Company's reduction in force and other cost controls implemented during fiscal 1998 and the first quarter of fiscal 1999 were strategic in nature in order to minimize the impact on key research and development programs. The successful introduction of new products is important to the long-term growth of the Company.* The Company expects the amount of R&D expenses to increase in the second half of fiscal 1999 as compared to the first half of fiscal 1999.* The expected increase is due to the first half of fiscal 1999 having approximately three weeks of plant shutdown and salary increases primarily in the second half of the fiscal year.* However, the Company anticipates the amounts of R&D expenses for the remainder of fiscal 1999 will be less than comparable amounts for the second half of 1998 due to the previously discussed cost controls.* The Company will continue to remain focused on critical technologies and strategically invest R&D dollars.

OTHER INCOME (EXPENSE), NET

Other income (expense), net was approximately $925,000 and $1,378,000 for the second quarter and first half of fiscal 1999 as compared to $302,000 and $776,000 for the second quarter and first half of fiscal 1998. The increase in the amounts for the fiscal 1999 periods is due to higher levels of marketable securities generating income and approximately $360,000 of miscellaneous income including foreign currency transaction gains and lease financing.

INCOME TAX BENEFIT

Income tax benefit for the second quarter and first half of fiscal 1999 was approximately $4.3 million and $8.3 million or 39% and 38% of pre-tax loss, respectively, compared to approximately $3.0 million and $2.5 million, or 40% and 42% of pre-tax loss, for the second quarter and first half of fiscal 1998, respectively.

As of February 27, 1999, the Company had recorded net deferred tax assets of approximately $25.9 million. Based on an assessment of the Company's taxable earnings' history and prospective future taxable income, as well as tax planning strategies available to management which includes the sale or disposal of assets to produce current taxable income, management has determined that it is more likely than not that its net deferred tax asset will be realized in future periods.* The Company may be required to provide a valuation allowance for this asset in the future if it does not generate sufficient taxable income as planned.

EQUITY IN EARNINGS (LOSS) OF AFFILIATES

The equity in earnings (loss) of affiliates was approximately ($782,000) loss for the second quarter of fiscal 1999, compared to approximately ($136,000) of loss for the second quarter of fiscal 1998. The equity in earnings (loss) of affiliates was approximately ($1,080,000) loss for the first half of fiscal 1999, compared to $423,000 of income for the first half of fiscal 1998. The increase in losses is due to lower earnings at both affiliates (Metron Technology B.V. and m-FSI Ltd.), particularly Metron Technology. The Company does not anticipate significant improvements in its affiliates performance until late calendar 1999.*

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and marketable securities were approximately $98.4 million as of February 27, 1999, an increase of $9.5 million from the end of fiscal 1998. The increase in cash, cash equivalents and marketable securities is due to approximately $16.9 million in cash flow from operations offset by approximately $5.5 million of capital expenditures.

The Company's accounts receivable decreased by approximately 28.6% or $13.3 million from the end of fiscal 1998. The decrease in accounts receivable is due to lower sales revenues along with additional resources being dedicated to collection efforts.

The Company's inventory decreased approximately $1.9 million to $48.3 million at February 27, 1999 compared to $50.2 million at the end of fiscal 1998. The decrease in inventory is due to the Company's emphasis on inventory management and reduction in inventory purchases. As of February 27, 1999, the Company's current ratio of current assets to current liabilities was 3.0 to 1.0 and working capital was $135.2 million.

The Company had acquisitions of property, plant and equipment of approximately $5.5 million and $2.5 million for the first half of fiscal 1999 and 1998, respectively. The continuing acquisitions reflect investments in information systems and other strategic programs. It is anticipated the Company will invest approximately $10.0 to $12.0 million in fiscal 1999 in property, plant and equipment.*

During the second quarter of 1999, we announced the proposed acquisition of YieldUP. We are in the process of filing the necessary regulatory documents and are anticipating closing later in the third quarter or early in the fourth quarter of fiscal 1999. Upon consummation of the proposed merger, each outstanding share of YieldUP Common Stock will be converted into the right to receive 0.1567 shares of Common Stock of the Company and cash in the amount of $0.7313. Cash also will be paid in lieu of the issuance of any fractional shares. As of March 31, 1999, YieldUP had approximately 8,260,000 of common shares outstanding. This acquisition will provide the Surface Conditioning Division with an entree into the critical cleaning immersion market. By acquiring YieldUP and its intellectual property, the Company believes that it is obtaining unique immersion technologies that will expand the Company's capabilities to create a total cleaning solution for customers. This acquisition will be accounted for under the purchase accounting method and will be dilutive for fiscal 1999.*

The Company believes that with existing cash and cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet the Company's current projected working capital and other cash requirements through fiscal 2000.*

The Company believes that success in its industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may fund such activities with additional equity or debt financings. The sale of additional equity or debt securities could result in additional dilution to the Company's stockholders.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1998, the FASB issued SFAS No. 132, "Employers' disclosures about Pensions and other Postretirement Benefits" which requires companies to disclose certain information about pensions and other postretirement benefits. SFAS No. 132 must be adopted for financial statements issued for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 132 in fiscal 1999.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes appropriate accounting for derivative instruments and hedging activities. SFAS No. 133 must be adopted for financial statements issued for fiscal years beginning after June 15, 1999. It is anticipated that the Company will adopt SFAS No. 133 in fiscal 2000, and is currently studying the expected impact.

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

NEW FACILITIES AND RELATED INFRASTRUCTURE COSTS

The Company added manufacturing capacity with new facilities during fiscal 1997. This additional manufacturing capacity is having a negative impact on gross profit margins due to lower revenue levels that are currently being experienced. These additional facilities and related infrastructure costs have also increased the overall operating expenses of the Company. The potential impact of idle manufacturing capacity on gross margins and related infrastructure costs will have an adverse impact on the Company's future financial results until the Company is able to increase its utilization rates.

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

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

The Company's operating results have in the past been, and may continue to be, subject to quarterly fluctuations due to a number of factors. The Company may experience significant fluctuations in its quarterly sales, gross profits, operating results, and net income. Factors which may influence the Company's operating results in a given quarter include specific economic conditions in the microelectronics industry, the financial results of the Company's affiliates, the timing of the receipt of orders from major customers, the mix of products sold by the Company, competitive pricing pressures, the proportion of international sales, product modifications requested by customers, utilization of manufacturing capacity, and production ability. During a specific quarter, a significant portion of the Company's revenue may be derived from the sale of a relatively small number of systems. Accordingly, a small change in the numbers of such systems sold in a quarter may cause significant changes in operating results. Moreover, customers may cancel or reschedule shipments and parts availability could delay shipments. These factors also could significantly affect annual results of operations.

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

The earnings or losses of the Company's affiliated distributors can significantly affect the financial results of the Company. The affiliated distributors distribute not only the Company's products but also distribute or represent those of other companies serving the microelectronics industry. Over the past several years, a majority of Metron's revenues have been attributable to sales of products of equipment and consumable suppliers other than FSI. Thus, the financial results of Metron and their impact on the Company's financial results are dependent not only upon the ability of Metron to successfully market the Company's products, but also on their ability to maintain relationships with and market the products of other equipment and consumable suppliers. While sales of the Company's products by Metron (and of certain other manufacturers for whom they distribute) are generally in U.S. dollars, the expenses of Metron are generally denominated in foreign currencies and, accordingly, Metron's operating results may be affected by fluctuations in interest and currency exchange rates. In addition, sales by m-FSI are denominated in yen and, accordingly, the Company's equity interests in the earnings of m-FSI are affected by U.S. dollar/yen exchange rates.

The Company's affiliated distributors periodically engage in hedging transactions in an effort to lessen the potentially negative effect of foreign currency devaluation in relation to the U.S. dollar. This typically occurs in those instances where a sale by an affiliated distributor has been both in a foreign currency (usually at the request of a foreign-domiciled customer) and of a size to justify the costs of engaging in hedging activity. The Company's affiliated distributors generally have hedged such transactions by buying forward U.S. dollars and selling forward the applicable local currency. If the order that is the subject of a hedging transaction is subsequently canceled by the customer, the affiliated distributor may be required to satisfy its hedging obligations by buying and/or selling the applicable currencies at market prices that could result in losses to the affiliated distributor. To date, the Company has not experienced any material adverse effect as a result of the hedging activities of its affiliated distributors. There can be no assurance that Metron or m-FSI will continue to distribute, or to distribute successfully, the Company's products or the products of other microelectronics and consumable companies, and in such an event the Company's results of operations and earnings could be adversely affected. The Company is not aware of any financial difficulties being experienced by any of its affiliated distributors that could materially adversely affect the Company's financial condition or results of operations.

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

Although substantially all of the Company's direct international sales are denominated in U.S. dollars, both direct sales by the Company and sales through its affiliated international distributors may be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. Moreover, while sales by Metron are also generally denominated in U.S. dollars, their expenses are denominated in foreign currencies and, consequently, their operating results may be directly affected by changes in exchange rates. Sales by m-FSI are denominated in yen and, accordingly, the Company's equity interests in the earnings of m-FSI are affected by fluctuations in U.S. dollar/yen exchange rates. Furthermore, although the Company endeavors to meet technical standards established by foreign regulatory bodies, there can be no assurance that the Company will be able to comply with changes in foreign standards in the future. The inability of the Company to design products to comply with foreign standards could have a material adverse effect on the Company. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as the laws of the United States.

LITIGATION

The Company settled a patent infringement lawsuit in fiscal 1998. The Company could in the future become involved in additional litigation or be the subject of patent infringement inquiries. There can be no assurance about the outcome of any future litigation or patent infringement inquiries and whether it will adversely impact the Company's business or results of operations.

In the normal course of business, the Company from time to time becomes involved in litigation that may ultimately result in a liability to the Company. It is the opinion of management that facts known at the present time do not indicate that there is a probability that any such litigation would have a material effect on the Company's operations or its financial position. As of February 27, 1999, the Company believes it is not involved in any litigation that will have a material impact on the Company.

The Company has previously announced a proposed acquisition with YieldUP. YieldUP is currently involved in patent infringement litigation with CFMT, Inc. and CFM Technologies, Inc.

Patent litigation can be costly and involve a significant amount of management time and attention. Assuming successful completion of the acquisition of YieldUP, there can be no assurance about the outcome of such litigation and whether it will adversely impact the Company's business or results of operation.

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

INDUSTRY CONSOLIDATION

There has been a trend toward industry consolidation for several years, During fiscal 1998 and 1997, the Company saw this trend continue with the completion of two large industry mergers. The Company expects this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in a rapidly changing industry. The Company believes that the industry consolidation may result in competitors that are better able to compete. This could have a material adverse affect on the Company's business operating results and financial condition.

FUTURE ACQUISITIONS

A portion of the Company's historical growth has been from acquisitions. Through the proposed acquisition of YieldUP and in the future the Company may pursue additional acquisitions of product lines, technologies or businesses. Such acquisitions by the Company may result in potentially dilutive issuance of equity securities, incurrence of debt and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's financial conditions and results of operations. In addition, acquisitions such as the proposed acquisition of YieldUP, involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired company, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. In the event that the proposed YieldUP acquisition or any future acquisition does occur, there can be no assurance to the effect thereof on the Company's business, financial condition or operating results.

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

INTELLECTUAL PROPERTY RIGHTS

Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that its financial performance will depend more upon the innovation, technological expertise and marketing abilities of its employees than upon such protection. There can be no assurance that any of the Company's pending patent applications will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. There can be no assurance that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company.

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

RISK OF RECOVERABILITY OF DEFERRED TAX ASSETS

As of February 27, 1999 the Company had recorded net deferred tax assets of approximately $25.9 million. Based on an assessment of the Company's taxable earnings' history and prospective future taxable income, as well as tax planning strategies available to management, which includes the sale or disposal of assets to produce current taxable income, management has determined it to be more likely than not that its net deferred tax asset will be realized in future periods. The Company may be required to provide a valuation allowance for this asset in the future if it does not generate sufficient taxable income as planned. The recording of a valuation allowance would have a negative impact on the Company's reported results of operations.

YEAR 2000

The Company is addressing the issues associated with date related data and the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way. The Company is aware of the computing difficulties that the millennium issue presents for the Year 2000.

The Company has identified teams to address the information technology (IT) systems used for internal purposes at the Company and to also address the non-IT systems used by the Company. Each of the Company's divisions have also identified teams to address the potential software and hardware issues associated with the division's individual product lines.

It is anticipated that all reprogramming and Year 2000 testing efforts for internally used IT systems will be complete by September 1, 1999, allowing time for testing.* The non-IT systems generally require third-party assurances as to compliance with Year 2000. To date, confirmations have not been received from all of the Company's vendors indicating that plans are being developed to address processing of transactions in the Year 2000. Availability of resources, unexpected delays as well as coding issues may impact the Company's ability to complete the reprogramming by September 1, 1999 or of our vendors ability to become Year 2000 compliant.* There can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal operating systems, which are composed predominantly of third party software and hardware technology or by the inability of vendors to correct their Year 2000 issues.

Each of the business segments have completed the analysis of each of their product lines to determine if hardware and software are Year 2000 compliant and if necessary, determined and began the implementation of the appropriate fixes. The majority of the Company's current standard product lines are believed to be Year 2000 compliant. It is the Company's goal to have all of its products Year 2000 compliant by June 1999.*

There can be no assurance that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to the Company, including repair and replacement costs and costs incurred in litigation due to any such defects. Many commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues. Because of the unprecedented nature of such litigation, and the Company's current lack of knowledge as to whether its products are Year 2000 complaint, there can be no assurance that the Company will not be materially adversely affected by claims related to Year 2000 compliance.

The Company incurred approximately $400,000 to address the Year 2000 problem during fiscal 1998 and expects to incur approximately $915,000 in fiscal 1999.*

The Company is in the process of establishing a contingency plan if the Company's IT and non-IT systems are not Year 2000 compliant. It is anticipated that the contingency plan will be completed by September 1999.*

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

The Company's market risk exposure includes interest rate risk related to its cash and cash equivalents and investments in marketable securities. The Company has investment guidelines which limit the types of securities in which it may invest as well as the length of maturities. No investment will have a maturity date in excess of eighteen months.

The table below provides information about the Company's cash and cash equivalents and marketable securities as of February 27, 1999.


                                                                               Cost                      Fair Value
                                                                               ----                      ----------

         Due within one year                                                  $88,533,752               $88,605,894

         Due after one year and less than two years                             9,832,512                 9,740,430
                                                                              -----------               -----------
                                                                              $98,366,264               $98,346,324
                                                                              ===========               ===========


The Company is also exposed to certain market risks based on outstanding debt obligations of $42 million as of February 27, 1999. The fixed interest rates of these debt obligations range from 7.15% to 7.27% and have maturity dates through December 2006. The Company does not have investments in derivative financial instruments.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES


PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     CHANGE IN SECURITIES

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At the Company's Annual Meeting of Shareholders held on January 26, 1999, the shareholders approved the following:

            (1) Election of two Class III Directors to serve a three-year term. Each nominated director was elected as follows:

            DIRECTOR-NOMINEE             VOTES FOR             VOTES ABSTENTIONS
            ----------------             ---------             -----------------

            Terrence W. Glarner          20,373,734                  105,830
            Charles R. Wofford           20,371,640                  107,916

            James A. Bernards and Joanna T. Lau, as Class I Directors, and Neil
            R. Bonke, Joel A. Elftmann and Thomas D. George, as Class II Directors, continue to serve as directors of the Company.

            (2) Proposal to increase the number of shares authorized under the FSI International, Inc. Employee Stock Purchase Plan by 250,000 shares. The proposal received 19,912,285 votes for and 315,243 votes against. There were 252,036 abstentions.

            (3) Proposal to increase the number of shares authorized under FSI International, Inc.'s 1997 Omnibus Stock Plan by 350,000 shares. The proposal received 14,687,106 votes for and 5,525,911 votes against. There were 266,547 abstentions.

ITEM 5.     OTHER INFORMATION

            None

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

(a)(3) Exhibits

    * An asterisk next to a listed Exhibit indicates it is an executive compensation plan or arrangement.

            2.0    Agreement and Plan of Reorganization, dated as of January 21,
                   1999 among FSI International, Inc., BMI International, Inc.
                   and YieldUP International, Corporation. (15)
            2.1    License Agreement for Microelectronic Technology between
                   YieldUP International, Corporation and FSI International,
                   Inc. dated January 21, 1999. (15)
            2.2    Agreement and Plan of Reorganization by and Among FSI
                   International, Inc., Spectre Acquisition Corp., and
                   Semiconductor Systems, Inc. (1)
            3.1    Restated Articles of Incorporation of the Company. (2)
            3.2    Restated By-Laws. (3)
            3.3    Amendment to Restated By-Laws. (4)
            4.1    Note Purchase Agreement between FSI International, Inc. and
                   Metropolitan Life Insurance Company and other certain
                   purchasers. (Schedule A omitted) (5)
            4.2    Form of Rights Agreement dated as of May 22, 1997 between
                   FSI International, Inc. and Harris Trust and Savings Bank,
                   National Association, as Rights Agent. (6)
            4.3    Amendment dated March 26, 1998 to
                   Rights Agreement dated May 22, 1997 by and between FSI
                   International, Inc. and Harris Trust and Saving Bank,
                   National Association as Rights Agent. (7)
          *10.1    FSI International, Inc. 1997 Omnibus Stock Plan. (5)
          *10.2    Split Dollar Insurance Agreement and Collateral Assignment
                   Agreement dated December 28, 1989, between the Company and
                   Joel A. Elftmann. (Similar agreements between the Company and each of Dale A. Courtney, Patricia M. Hollister, Luke R.
                   Komarek, Benno G. Sand and Benjamin J. Sloan, have been
                   omitted, but will be filed if requested in writing by the
                   Commission).(8)
           10.3    Lease dated June 27, 1985, between the Company and Lake
                   Hazeltine Properties. (3)
           10.4    Lease dated September 1, 1985, between the Company and
                   Elftmann, Wyers, Blackwood Partnership. (3)
           10.5    Lease dated September 1, 1985, between the Company and
                   Elftmann, Wyers Partnership. (3)
          *10.6    1989 Stock Option Plan. (4)
          *10.7    Amended and Restated Employees Stock Purchase Plan. (14)
           10.8    Shareholders Agreement among FSI International, Inc. and
                   Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991. (8)
           10.9    FSI Exclusive Distributorship Agreement dated as of August
                   14, 1991 between FSI International, Inc. and m-FSI, Ltd. (8)
          10.10    FSI Licensing Agreement dated as of August 14, 1991, between
                   FSI International, Inc. and m-FSI, Ltd. (8)
          10.11    License Agreement, dated October 15, 1991, between the
                   Company and Texas Instruments Incorporated. (9)
          10.12    Amendment No. 1, dated April 10, 1992, to the License
                   Agreement, dated October 15, 1991, between the Company and
                   Texas Instruments Incorporated. (9)
          10.13    Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas
                   Instruments Incorporated. (10)
         *10.14    Amended and Restated Directors' Nonstatutory Stock Option
                   Plan. (11)
         *10.15    Management Agreement between FSI International, Inc. and Joel
                   A. Elftmann, effective as of June 5, 1998 (Similar agreements between the Company and its executive officers have been
                   omitted but will be filed if requested in writing by the
                   Commission. (14)
         *10.16    FSI International, Inc. 1994 Omnibus Stock Plan. (12)
         *10.17    FSI International, Inc. 1998 Incentive Plan. (14)
          10.18    First Amendment to Lease made and entered into October 31,
                   1995 by and between Lake Hazeltine Properties and FSI
                   International, Inc. (13)

         10.19 Distribution Agreement made and entered into as of March 31, 1998 by and between FSI International, Inc. and Metron Technology B.V. (Exhibits to Agreement omitted). (14)
         10.20 Lease dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)
         10.21 Lease Rider dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)
         10.29 Lease Amendment dated November, 1995 between Roland A. Stinski and FSI International, Inc. (Exhibits to Amendment omitted). (13)
         27.0      Financial Data Schedule. (filed herewith)



    (1) Filed as an Exhibit to the Company's Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.
    (2) Filed as an Exhibit to the Company's Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.
    (3) Filed as an Exhibit to the Company's Registration Statement on Form S-1, SEC File No. 33-25035, and incorporated by reference.
    (4) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1989, SEC File No. 0-17276, and incorporated by reference.
    (5) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended March 1, 1997, SEC File No. 0-17276, and incorporated by reference.
    (6) Filed as an Exhibit to the Company's Report on Form 8-K, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.
    (7) Filed as an Exhibit to the Company's Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.
    (8) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.
    (9) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.
   (10) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.
   (11) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.
   (12) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.
   (13) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1995, SEC File No. 0-17276 and incorporated by reference.
   (14) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 29, 1998, SEC File No. 0-17276, and incorporated by reference.
   (15) Filed as an Exhibit to the Company's Report on Form 8-K, filed by the Company on January 21, 1999, SEC File No. 0-17276 and incorporated by reference.


 ---------------------------

     (b)    Reports on Form 8-K

         The Company filed a Form 8-K on January 21, 1999, reporting that the Company entered into an Agreement and Plan of Reorganization, dated as of January 21, 1999 (the "Reorganization Agreement"), with YieldUP International Corporation, a Delaware corporation ("YieldUP"), and BMI International, Inc., a Minnesota corporation and wholly owned subsidiary of the Company ("Sub"), providing for the statutory merger of YieldUP with and into Sub (the "Merger"), with Sub remaining as a wholly owned subsidiary of the Company.

         Under the terms of the Reorganization Agreement, upon consummation of the Merger each outstanding share of YieldUP Common Stock will be converted into the right to receive 0.1567 shares of Common Stock of the Company ("FSI Common Stock") and cash in the amount of $0.7313. Cash also will be paid in lieu of the issuance of any fractional shares.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES








SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   FSI INTERNATIONAL, INC.
                                                   .......................

                                                        [Registrant]


DATE:  April 12, 1999



                                     By:     /s/Patricia M. Hollister
                                             -----------------------------------
                                             Patricia M. Hollister
                                             Chief Financial Officer and
                                             Corporate Controller
                                             on behalf of the
                                             Registrant and as
                                             Principal Financial Officer