Form 10-Q
period 1999-05-29
FSI INTERNATIONAL INC
filed 1999-07-13
CIK 841692

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended                MAY 29, 1999
                                    --------------------------------------------

                                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to
                               ---------------------        --------------------
Commission File Number:                              0-17276
                         -------------------------------------------------------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    |X| YES | | NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date:

COMMON STOCK, NO PAR VALUE - 23,282,009 SHARES OUTSTANDING AS OF JUNE 30, 1999

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

PART I.                  FINANCIAL INFORMATION                                                                    PAGE NO.
-------                  ---------------------                                                                    --------
Item 1.                  Consolidated Condensed Financial Statements:

                              Consolidated Condensed Balance Sheets (Unaudited) as of
                              May 29, 1999 and August 29, 1998                                                         3

                              Consolidated Condensed Statements of Operations
                              (Unaudited) for the quarters ended May 29, 1999 and May 30, 1998                         5

                              Consolidated Condensed Statements of Operations (Unaudited)
                              for the nine months ended May 29, 1999 and May 30, 1998                                  6

                              Consolidated Condensed Statements of Cash Flows (Unaudited)
                              for the nine months ended May 29, 1999 and May 30, 1998                                  7

                              Notes to Consolidated Condensed Financial Statements (Unaudited)                         8

Item 2.                  Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                                                        11

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk                                   24

PART II.                 OTHER INFORMATION
--------                 -----------------

Item 1.                  Legal Proceedings                                                                            25

Item 2.                  Change in Securities                                                                         26

Item 6.                  Exhibits and Reports on Form 8-K.                                                            27

                         Signature                                                                                    29


                    PART I. Item 1. FINANCIAL INFORMATION

                  FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                      MAY 29, 1999 AND AUGUST 29, 1998

                                   ASSETS
                                 (Unaudited)

                                                                                    May 29,              August 29,
                                                                                      1999                  1998
                                                                                -----------------      ---------------
Current assets:

      Cash and cash equivalents                                                 $    47,441,599      $    72,789,811
      Marketable securities                                                          32,336,566           13,495,411
      Trade accounts receivable, net of allowance for
           doubtful accounts of $1,850,000 and $2,390,000,
           respectively                                                              23,611,534           23,202,801
      Trade accounts receivable from affiliates                                       4,528,488            8,705,425
      Inventories                                                                    36,232,266           41,488,206
      Deferred income tax benefit                                                    10,101,953           12,918,113
      Refundable income taxes                                                                 -            9,769,314
      Prepaid expenses and other current assets                                       5,105,116            5,309,084
      Net assets of discontinued operations                                          13,104,433           17,403,728
                                                                                ---------------      ---------------

           Total current assets                                                     172,461,955          205,081,893
                                                                                ---------------      ---------------

Property, plant and equipment, at cost                                              111,587,875          106,938,716
      Less accumulated depreciation and amortization                                (47,251,267)         (40,799,980)
                                                                                ---------------      ---------------
                                                                                     64,336,608           66,138,736

Investment in affiliates                                                             13,615,129           15,408,400
Deposits and other assets                                                             4,382,518            3,440,044
Deferred income tax benefit                                                                   -            4,296,462
                                                                                ---------------      ---------------

                                                                                $   254,796,210      $   294,365,535
                                                                                ===============      ===============

     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        MAY 29, 1999 AND AUGUST 29, 1998
                                   (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                    May 29,             August 29,
                                                                                      1999                 1998
                                                                                -----------------    -----------------
Current liabilities:

      Current maturities of long-term debt                                       $        59,696    $          65,418
      Trade accounts payable                                                          18,891,291           15,884,218
      Accrued expenses                                                                18,375,713           20,367,735
      Customer deposits                                                                  834,789                    -
      Deferred revenue                                                                 3,439,156           11,607,401
                                                                                 ---------------    -----------------

            Total current liabilities                                                 41,600,645           47,924,772
                                                                                 ---------------    -----------------

Long-term debt, less current maturities                                               42,015,060           42,064,496

Stockholders' equity:
      Preferred stock, no par value; 9,700,000 shares
            authorized; none issued and outstanding                                            -                    -
      Series A Junior Participating Preferred Stock, no par value; 300,000 shares authorized; none issued
            and outstanding                                                                    -                    -
      Common stock, no par value; 50,000,000 shares
            authorized; issued and outstanding, 23,269,319
            and  23,034,562 shares at May 29, 1999
            and August 29, 1998, respectively                                        164,967,661          163,307,107
      Retained earnings                                                                7,509,882           43,033,192
      Cumulative translation adjustment                                               (1,297,038)          (1,964,032)
                                                                                 ---------------    -----------------

            Total stockholders' equity                                               171,180,505          204,376,267
                                                                                 ---------------    -----------------

                                                                                 $   254,796,210    $     294,365,535
                                                                                 ===============    =================



     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              FOR THE QUARTERS ENDED MAY 29, 1999 AND MAY 30, 1998
                                   (Unaudited)

                                                                                   May 29,            May 30,
                                                                                     1999               1998
                                                                                     ----               ----
Sales (including sales to affiliates of
      $7,545,000 and $14,352,000, respectively)                                 $   37,673,719     $   39,322,137
Cost of goods sold                                                                  27,107,950         22,844,922
                                                                                --------------     --------------
      Gross profit                                                                  10,565,769         16,477,215

Selling, general and administrative expenses                                         8,503,531         12,153,359
Research and development expenses                                                    7,388,035          8,868,779
                                                                                --------------     --------------
      Operating loss                                                                (5,325,797)        (4,544,923)

Interest expense                                                                      (716,382)          (787,742)
Interest income                                                                      1,139,947          1,182,358
Other income (expense), net                                                             24,650             23,539
                                                                                --------------     --------------
      Loss before income taxes                                                      (4,877,582)        (4,126,768)

Income tax expense (benefit)                                                        14,784,916         (1,401,901)
                                                                                --------------     --------------

      Loss before equity in (loss) earnings of affiliates                          (19,662,498)        (2,724,867)

Equity in (loss) earnings of affiliates                                               (876,473)           144,047
                                                                                --------------     --------------

      Net loss from continuing operations                                          (20,538,971)        (2,580,820)

Discontinued operations:
      Income from operations                                                           152,135            594,274
                                                                                --------------     --------------

      Net loss                                                                   $ (20,386,836)     $  (1,986,546)
                                                                                ==============     ==============

Net income (loss) per common share - basic:
      Continuing operations                                                      $       (0.88)     $       (0.11)
      Discontinued operations                                                    $        0.00      $        0.02
      Net loss                                                                   $       (0.88)     $       (0.09)

Net income (loss) per common share - diluted:
      Continuing operations                                                      $       (0.88)     $       (0.11)
      Discontinued operations                                                    $        0.00               0.02
      Net loss                                                                   $       (0.88)     $       (0.09)

      Weighted average common shares                                                23,251,363         22,848,680

      Weighted average common  and potential common shares                          23,251,363         22,848,680



     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE NINE-MONTHS ENDED MAY 29,
                        1999 AND MAY 30, 1998 (Unaudited)


                                                                                    May 29,                May 30,
                                                                                      1999                  1998
                                                                                 ----------------    -----------------
Sales (including sales to affiliates of
      $17,350,000 and $47,918,000, respectively)                                 $    80,836,840     $    134,042,905
Cost of goods sold                                                                    56,965,694           80,899,793
                                                                                 ---------------     ----------------
      Gross profit                                                                    23,871,146           53,143,112

Selling, general and administrative expenses                                          26,148,497           38,212,974
Research and development expenses                                                     22,078,711           27,153,456
                                                                                 ---------------     ----------------
      Operating loss                                                                 (24,356,062)         (12,223,318)

Interest expense                                                                      (2,219,426)          (2,384,370)
Interest income                                                                        3,653,531            3,590,751
Other income (expense), net                                                              217,189                7,824
                                                                                 ---------------     ----------------
      Loss before income taxes                                                       (22,704,768)         (11,009,113)

Income tax expense (benefit)                                                           6,608,850           (3,560,941)
                                                                                 ---------------     ----------------

      Loss before equity in (loss) earnings of affiliates                            (29,313,618)          (7,448,172)

Equity in (loss) earnings of affiliates                                               (1,956,827)             566,683
                                                                                 ---------------     ----------------

      Net loss from continuing operations                                            (31,270,445)          (6,881,489)

      Discontinued operations:
      Income (loss) from operations                                                   (3,769,040)           2,183,278
                                                                                 ---------------     ----------------

      Net loss                                                                    $  (35,039,485)     $    (4,698,211)
                                                                                 ===============     ================

Net income (loss) per common share - basic:
      Continuing operations                                                       $        (1.35)     $         (0.30)
      Discontinued operations                                                     $        (0.16)     $          0.09
      Net loss                                                                    $        (1.51)     $         (0.21)

Net income (loss) per common share - diluted:
      Continuing operations                                                       $        (1.35)     $         (0.30)
      Discontinued operations                                                     $        (0.16)     $          0.09
      Net loss                                                                    $        (1.51)     $         (0.21)

      Weighted average common shares                                                  23,156,150           22,737,537

      Weighted average common and potential common shares                             23,156,150           22,737,537

     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED MAY 29, 1999 AND MAY 30, 1998
                                   (Unaudited)


                                                                                 May 29,             May 30,
                                                                                  1999                 1998
                                                                            ------------------   -----------------
OPERATING ACTIVITIES:
      Net loss                                                               $    (35,039,485)    $    (4,698,211)
      Adjustments to reconcile net loss to net cash
      provided by operating activities:
          (Income) loss from discontinued operations                                3,769,040          (2,183,278)
          Provision for deferred income taxes                                      (9,497,045)                 51
          Valuation reserve for deferred income taxes                              16,609,667                   -
          Allowance for doubtful accounts                                            (539,949)             99,863
          Inventory reserves                                                          651,826           1,080,956
          Depreciation and amortization                                             8,957,772          10,449,473
          Equity in (earnings) loss of affiliates                                   1,956,827            (566,683)
          Changes in operating assets and liabilities:
              Trade accounts receivable                                             4,308,153           3,455,859
              Inventories                                                           4,604,114          (4,434,330)
              Refundable income taxes                                               9,769,314          (4,555,683)
              Prepaid expenses and other current assets                               203,968            (705,727)
              Trade accounts payable                                                3,007,073          (6,962,946)
              Accrued expenses                                                     (1,942,304)           (965,818)
              Customer deposits                                                       834,789           2,585,886
              Deferred revenue                                                     (8,168,245)          2,550,665
              Other                                                                    19,613            (418,198)
                                                                            -----------------    ----------------
           Net cash used by operating activities                                     (494,872)         (5,268,121)

INVESTING ACTIVITIES:
      Acquisition of property, plant and equipment                                 (7,487,017)         (2,392,802)
      Purchase of marketable securities                                           (53,583,790)        (23,435,560)
      Sales of marketable securities                                                6,971,481                   -
      Maturities of marketable securities                                          27,771,154          10,400,206
      Decrease (increase) in deposits and other assets                             (1,081,601)            385,819
      Proceeds from sale of equipment                                                 470,500                   -
                                                                            -----------------    ----------------
          Net cash used in investing activities                                   (26,939,273)        (15,042,337)

FINANCING ACTIVITIES:
      Principal payments on long-term debt                                            (55,158)            (96,817)
      Net proceeds from issuance of common stock                                    1,610,836           2,334,465
                                                                            -----------------    ----------------
           Net cash provided by financing activities                                1,555,678           2,237,648
Cash provided by discontinued operations                                              530,255           5,003,524
                                                                            -----------------    ----------------
Decrease in cash and cash equivalents                                             (25,348,212)        (13,069,286)

Cash and cash equivalents at beginning of period                                   72,789,811          75,442,783
                                                                            -----------------    ----------------
Cash and cash equivalents at end of period                                  $      47,441,599    $     62,373,497
                                                                            =================    ================



     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

 (1)     CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         The accompanying consolidated condensed financial statements have been prepared by FSI International, Inc. ("the Company") without audit and reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 1998 previously filed with the Securities and Exchange Commission.

(2)      INVENTORIES

         Inventories are summarized as follows:

                                                                                      May 29,              August 29,
                                                                                      1999                    1998
                                                                                ------------------     -------------------
           Finished products                                                           $2,515,453              $4,086,038
           Work-in-process                                                             11,200,619               9,112,431
           Subassemblies                                                                4,564,810               8,651,265
           Raw materials and purchased parts                                           17,951,384              19,638,472
                                                                                -----------------      ------------------
                                                                                      $36,232,266             $41,488,206
                                                                                =================      ==================



(3)      SUPPLEMENTARY CASH FLOW INFORMATION

                                                                                            Nine Months Ended
                                                                                      May 29,                May 30,
                                                                                       1999                    1998
                                                                                ------------------    --------------------
            Schedule of interest and income taxes (received) paid:

                  Interest                                                            $ 1,434,474              $1,599,418

                  Income taxes                                                       ($11,840,284)             $2,237,406

         The Company realized a tax benefit from the exercise of stock options of $49,718 and $213,486 in the first nine months of fiscal 1999 and 1998, respectively.

(4)      RECONCILIATION OF EARNINGS AND SHARE AMOUNTS USED IN EPS CALCULATION

         Basic earnings per common share were computed by dividing net income or loss from continuing and discontinued operations by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share for the quarters and nine months ended May 29, 1999 and May 30, 1998 were calculated using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of dilutive potential common shares. The effect of stock options were not in the calculation of dilutive earnings per share for the quarters and the nine months ended May 29, 1999 and May 30, 1998 because their inclusion would have been anti-dilutive.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

(5)      COMPREHENSIVE INCOME (LOSS)

         Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income" requires that an entity report a total for comprehensive income (loss) in condensed financial statements of interim periods issued to shareholders. For the quarters and nine months ended May 29, 1999 and May 30, 1998 net loss, items of other comprehensive loss and comprehensive loss are as follows:


                                                                               May 29,                May 30,
                                                                                1999                   1998
                                                                          ------------------     -----------------
         FOR THE QUARTERS ENDED:

         Net loss                                                              $(20,386,836)          $(1,986,546)
         Items of other comprehensive loss:
                  Foreign currency translation                                     (399,168)             (678,366)
                                                                          -----------------      ----------------
         Comprehensive loss                                                    $(20,786,004)          $(2,664,912)
                                                                          =================      ================

         FOR THE NINE MONTHS ENDED:

         Net loss                                                              $(35,039,485)          $(4,698,211)
         Items of other comprehensive loss:
                  Foreign currency translation                                      666,994            (1,414,367)
                                                                          -----------------      ----------------
         Comprehensive loss                                                    $(34,372,491)          $(6,112,578)
                                                                          =================      ================


(6)      DEFERRED TAX ASSETS AND RELATED VALUATION ALLOWANCE

         During the third quarter of fiscal 1999, the Company recorded a valuation allowance against its deferred tax assets of approximately $16.6 million or $0.71 per share. The valuation allowance was recorded primarily due to the Company's continued losses. As of May 29, 1999 the Company had recorded net deferred tax assets of approximately $10.1 million. Based on an assessment of the Company's taxable earnings' history and prospective future taxable income, as well as tax planning strategies available to management, which includes the sale or disposal of assets to produce current taxable income, management has determined it to be more likely than not that its net deferred tax asset will be realized in future periods. This amount is expected to be recoverable upon the completion of the divestiture of the Chemical Management division. The Company may be required to provide an additional valuation allowance for this asset in the future if the transaction does not occur.

(7)      SUBSEQUENT EVENT - DIVESTITURE OF THE CHEMICAL MANAGEMENT DIVISION

         On June 9, 1999, the Company agreed to sell its Chemical Management division to the BOC Group, Inc., a Delaware corporation ("BOC"), for approximately $38 million in cash, subject to adjustment based upon changes in net working capital from April 3, 1999 through closing. As of April 3, 1999, the Chemical Management division's net assets were carried at a net book value of approximately $11 million. Therefore, the Company expects to report a pre-tax gain of approximately $25 million, net of transaction costs of approximately $2.0 million.* The Chemical Management division designs and manufactures chemical management systems that generate, blend and dispense high purity chemicals, and blend and deliver slurries, to points of use in a manufacturing facility, as well as related controls and support products. As a result of management's decision to enter into this agreement with BOC, the Company has reflected the operations of the Chemical Management division in its financial statement as discontinued operations.

         The closing of the sale of the Chemical Management division to BOC will depend upon whether the conditions specified in the asset purchase agreement are ultimately satisfied. In addition to standard closing conditions, the obligations of both the Company and BOC to close the sale are subject to receipt of any necessary approvals under the Hart-Scott-Rodino Act, the completion and execution of a technology license agreement, a shared services agreement and a sublease agreement between the Company and BOC, and the receipt of required third-party consents to the sale. If any conditions to the sale remain unsatisfied and the sale has not been completed by September 30, 1999, the transaction may be terminated.

         Under the asset purchase agreement, the Company has agreed to either retain or indemnify BOC with respect to certain specified obligations and liabilities of the Chemical Management division.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 1999 COMPARED WITH THE THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 1998.

The information in this report, except for the historical information contained herein, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements are subject to various risks and uncertainties. Actual results may be materially different from these forward-looking statements. Factors that could cause actual results to differ include overall industry conditions including general economic conditions; the demand and price for semiconductors; the level of new orders and order delays or cancellations; product pricing pressures; expenses associated with the pending YieldUP International Corporation (YieldUP) acquisition including a possible in-process research and development write-off; patent infringement litigation of YieldUP if the acquisition of YieldUP is consummated; the expenses associated with the pending divestiture of the Chemical Management division; the timing and success of current and future product and process development programs; the success of the Company's affiliated distributors; the timing and extent of any industry upturn or downturn and the successful implementation of new business systems. Readers are directed to the Risk Factors discussion found in the Company's Report on Form 10-K for the year ended August 29, 1998. In addition, readers are also directed to the Risk Factors discussion found below under "Risk Factors". Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. The Company assumes no obligation to publicly release any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences. Such forward-looking statements are marked with an asterisk (*).

FSI International, Inc., ("FSI" or the "Company"), designs, develops, manufactures, markets and supports microlithography, surface conditioning and chemical management equipment used in the fabrication of microelectronics, such as advanced semiconductor devices and thin film heads.

Industry conditions for many semiconductor device manufacturers appear to be continuing to improve as semiconductor device demand is being fueled by sales of personal computers and demand for devices used for internet access and e-commerce.

However, it appears DRAM pricing remains under pressure as the industry moves into the slow summer season. Certain DRAM manufacturers are optimistic that they will see higher prices in the fall as capacity utilization rates improve. In fact, certain DRAM manufacturers believe that the industry could see shortages of certain devices in early 2000.

Bookings for front-end semiconductor process equipment, as reported by North American equipment companies, increased to $1.04 billion in May 1999 as compared to $754 million in January 1999. During this same period, shipments have increased from $672 million to $853 million. The industry book-to-bill ratio was
1.21 in May, representing the fifth consecutive month that it has been above
1.0.

However, the larger equipment companies with good market share positions have received a proportionally higher percentage of the new orders placed by semiconductor manufacturers. A device focused consolidation trend appears to be occurring in the semiconductor industry, while a process technology consolidation trend appears to be occurring in the semiconductor equipment industry. Many of the equipment companies have excess manufacturing capacity; therefore, this is leading to strong pricing pressure among the small and mid-cap equipment companies.

The Company has four segments, Surface Conditioning Division (SCD), Chemical Management Division (CMD), Microlithography Division (MLD) and Shared Services
(SS).

Due to the similarity of production processes, distribution methods, customer base and products/services, the reporting of segment information is aggregated for the Surface Conditioning and Microlithography Divisions.

The Surface Conditioning segment sells products, processes and services using wet, vapor and cryogenic techniques to prepare the surfaces of silicon wafers for subsequent processing. The Microlithography segment supplies photoresist processing equipment and services for the semiconductor and thin film head markets, plating equipment for the thin film industry and recently introduced a spin on dielectrics system for the semiconductor industry.

The Chemical Management segment supplies a wide range of chemical management systems for microelectronics manufacturers. These systems generate, blend and deliver chemicals to all points of use in a manufacturing facility. This segment is being treated as discontinued operations for purposes of financial statement presentation due to the pending divestiture. (See note 6 to the financial statements).

The Shared Services segment consists of legal, marketing, finance, information services, human resources and other administrative activities. None of the Shared Service costs are allocated to the other segments.

The following table sets forth on a consolidated basis, for the fiscal period indicated, certain income and expense items from continuing operations as a percent of total sales.


                                                             Percent of Sales                      Percent of Sales
                                                               Quarter Ended                      Nine Months Ended
                                                     ----------------------------------     -------------------------------
                                                     ----------------------------------     -------------------------------
                                                         May 29,            May 30,            May 29,           May 30,
                                                          1999               1998               1999              1998
                                                     ----------------    --------------     --------------     ------------
Sales                                                          100.0%            100.0%             100.0%           100.0%
Cost  of goods sold                                             72.0              58.1               70.5             60.4
Gross profit                                                    28.0              41.9               29.5             39.6
Selling, general and administrative                             22.6              30.9               32.3             28.5
Research and development                                        19.6              22.6               27.3             20.2
Operating loss                                                 (14.2)            (11.6)             (30.1)            (9.1)
Other income (expense), net                                      1.2               1.1                2.0              0.9
Loss before income taxes                                       (13.0)            (10.5)             (28.1)            (8.2)
Income tax (benefit) expense                                    39.2              (3.6)               8.2             (2.7)
Equity in earnings (loss) of affiliates                         (2.3)              0.3               (2.4)             0.4
                                                     ---------------     -------------      -------------      -----------
         Net loss from continuing operations                   (54.5)%            (6.6)%            (38.7)%           (5.1)%
                                                     ===============     =============      =============      ===========


Segment information for the continuing operations is as follows:



                                                         Quarter Ended                         Nine Months Ended
                                              ------------------------------------    -------------------------------------
                                                   May 29,            May 30,              May 29,             May 30,
                                                    1999               1998                 1999                1998
                                              -----------------   ----------------    -----------------   -----------------
MLD & SCD
--------------------------------------------
Revenue from external customers                    $37,673,719        $39,322,137          $80,836,840        $134,042,905
Depreciation and amortization                        1,138,933          1,469,318            3,705,878           4,179,456
Segment operating profit (loss)                    $(1,840,562)        $2,097,982         $(11,533,742)        $10,437,318

SHARED SERVICES
--------------------------------------------
Revenue from external customers                              -                  -                    -                   -
Depreciation and amortization                         $942,669         $1,717,176          $ 5,251,894         $ 6,270,017
Segment operating loss                             $(3,485,235)       $(6,642,905)        ($12,822,320)       ($22,660,636)


DIVESTITURE OF THE CHEMICAL MANAGEMENT DIVISION

On June 9, 1999 the Company announced that it entered into an agreement with The BOC Group, Inc. ("BOC"), on behalf of its BOC Edwards Business Unit, to sell the Chemical Management division to BOC for approximately $38 million. The purchase price is subject to an adjustment for the change in net working capital of the division from April 3, 1999 through closing. As of April 3, 1999, the Chemical Management division's net assets were carried at a net book value of approximately $11 million. Therefore, the Company expects to report a pre-tax gain of approximately $25 million, net of transaction costs of approximately $2.0 million.* Taxes on this transaction are expected to be approximately $9.5 million.* The Company's goal is to complete the closing in early August.* Completion of the deal is subject to various conditions, including regulatory approvals.

Prior to closing, it is expected that BOC will make offers to approximately 235 or 24% of the Company's 970 employees.* As part of the transaction, BOC will acquire the Chemical Management division's operation (subsidiaries) in Newhaven, England; Hollister, California; and Kyungki-do, Korea. The Chemical Management division will continue to operate out of the Chaska, Minnesota facility, thus reducing the Company's infrastructure by approximately 70,000 square feet. In addition, at closing BOC Edwards has agreed to hire the employees of the Company's affiliate, Metron Technology, that are dedicated to the chemical management business in Europe and Asia and purchase the related business inventory. BOC will use the Company's affiliate, m-FSI, as their distributor in Japan for Chemical Management products.

In conjunction with the transaction, the Company will license back from BOC certain chemical management intellectual property for use in the other divisions of the Company. This is a worldwide, royalty-free license. The Company believes BOC Edwards will become a strategic partner of the Company going forward.

Segment information for the Chemical Management division is as follows:


                                                          Quarter Ended                         Nine Months Ended
                                              ------------------------------------    -------------------------------------
                                                     May 29,             May 30,            May 29,              May 30,
                                                      1999                1998               1999                 1998
                                              -----------------   ----------------    -----------------   -----------------
CMD
--------------------------------------------
Revenue from external customers                    $12,896,057        $16,513,797          $36,960,775          $46,139,315
Depreciation and amortization                        1,102,831            941,655            1,674,840            1,519,068
Segment operating profit (loss)                       (398,860)           510,698           (4,611,764)           1,402,293
Net income (loss) from segment                        $152,135           $594,274          $(3,769,040)          $2,183,278


Sales and gross profit margins for the CMD division continue to be impacted by pricing pressures and overall competition. In addition, during the first nine months of fiscal 1999, the division experienced significant losses of approximately $2.0 million on a turnkey project in Asia.

SALES
Sales were $37.7 million for the third quarter of fiscal 1999 as compared to $39.3 million for the third quarter of fiscal 1998. Sales were $80.8 million for the first nine months of fiscal 1999 as compared to $134.0 million for the first nine months of fiscal 1998. The decrease in sales for the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998 is due to decreased sales for the Surface Conditioning division products. Sales decreased across all product lines for the first nine months of fiscal 1999 as compared to the prior year's comparable period.

International sales were $10.1 million, and $15.2 million for the third quarter of fiscal 1999 and 1998, respectively, and represented approximately 27% and 39%, respectively, of sales during these periods. International sales were $20.0 million and $50.9 million for the first nine months of fiscal 1999 and 1998, respectively, and represented 25% and 38%, respectively, of sales during these periods. Due to industry conditions, the Company's sales to affiliates, Metron Technology B.V. and m-FSI Ltd. were significantly impacted. The decrease in international sales in the third quarter and the first nine months of fiscal 1999 as compared to the same fiscal 1998 periods occurred primarily in Europe and Japan. The decrease in sales for the first nine months in Europe was $17.4 million and the decrease in Japan was $6.5 million.

Along with the industry, the Company saw order activity increase in the third quarter as compared to the second quarter of fiscal 1999. Based upon industry forecasts, the Company expects the order activity to continue to improve over the next few quarters, particularly in the Asia-Pacific region.*

GROSS PROFIT

Gross profit as a percentage of sales for the third quarter of fiscal 1999 was 28.0% as compared to 41.9% for the third quarter of fiscal 1998. Gross profit as a percentage of sales for the first nine months of fiscal 1999 was 29.5% as compared to 39.6% for the first nine months of fiscal 1998. The gross profit margin percentage for the third quarter and first nine months of fiscal 1999 were significantly impacted due to lower revenue levels, pricing pressures for all products and excess capacity.

Margins were also impacted due to the low margins on the initial shipments of the new POLARIS(R) 2500 Cluster. Given the competitive pricing pressures, there is a concentrated effort by the Microlithography division to improve the margins on this product and value engineering will be a key focus of that effort going forward.*

Overall, the Company's gross profit margin may fluctuate as a result of a number of factors, including the mix of products sold, as some products have higher margins than others, the proportion of international sales, as international sales generally have lower margins, competitive pricing pressures and utilization of manufacturing capacity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 30% to $8.5 million for the third quarter of fiscal 1999 as compared to $12.2 million for the third quarter of fiscal 1998. Selling, general and administrative expenses decreased 32% to $26.1 million for the first nine months of fiscal 1999 as compared to $38.2 million for the same period in fiscal 1998. The decrease in the amount of SG&A expenses in the third quarter and first nine months of fiscal 1999 as compared to the third quarter and first nine months of 1998 was primarily due to the reduction in force and the overall cost controls implemented during the fourth quarter of fiscal 1998 and the first quarter of 1999. The SG&A headcount as of the end of third quarter 1999 decreased over 24% as compared to the end of the third quarter of 1998. The Company will continue investing in worldwide sales and support capability, continue expanding the Company's business system applications and completing the Year 2000 hardware and software changes.*

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased 17% to $7.4 million for the third quarter of fiscal 1999 as compared to $8.9 million for the same period in fiscal 1998. Research and development expenses decreased 19% to $22.1 million for the first nine months of fiscal 1999 as compared to $27.2 million for the same period in fiscal 1998. The Company's reduction in force and other cost controls implemented during fiscal 1998 and the first quarter of fiscal 1999 were strategic in nature in order to minimize the impact on key research and development programs. The successful introduction of new products is important to the long-term growth of the Company.* The Company will continue to remain focused on critical technologies and strategically invest research and development dollars.

OTHER INCOME (EXPENSE), NET

Other income (expense), net was approximately $448,000 and $1.7 million for the third quarter and first nine months of fiscal 1999, respectively, as compared to $418,000 and $1.2 million for the third quarter and first nine months of fiscal 1998, respectively. The increase in the amounts for the first nine months of fiscal 1999 as compared to the first nine months of fiscal 1998 is due to higher levels of marketable securities generating income. The increase in the amounts for the third quarter of fiscal 1999 as compared to the same period for fiscal 1998 is due primarily to lower interest expense as the Company capitalizes interest expense as it implements its new business information system.

INCOME TAX EXPENSE (BENEFIT)

The income tax expense (benefit) for the third quarter was a $14.8 million income tax expense as compared to a $1.4 million income tax benefit for the third quarter of 1998. The income tax expense (benefit) for the first nine months was $6.6 million income tax expense as compared to a $3.6 million income tax benefit for the comparable 1998 period. During the third quarter, the Company recorded a valuation allowance of $16.6 million against its deferred tax assets. This valuation allowance was recorded in accordance with SFAS No. 109, primarily due to the Company's continued losses. The Company will not be recording any tax benefit or expense in the future, except for taxes related to the Chemical Management divestiture, until the Company is consistently profitable on a quarterly basis.*

The Company has net deferred tax assets remaining on the balance sheet of approximately $10.1 million. As of May 29, 1999, based on an assessment of the Company's taxable earnings' history, prospective future taxable income, and tax planning strategies, management has determined it is more likely than not that its net deferred tax asset will be realized in future periods.* However, the Company may be required to provide a valuation allowance for this asset in the future if it does not generate sufficient taxable income as planned, such as the expected $25 million pre-tax gain from the CMD divestiture.*

EQUITY IN (LOSS) EARNINGS OF AFFILIATES

The equity in (loss) earnings of affiliates was approximately a $876,000 loss for the third quarter of fiscal 1999, compared to approximately $144,000 of income for the third quarter of fiscal 1998. The equity in (loss) earnings of affiliates was approximately a $2.0 million loss for the first nine months of fiscal 1999, compared to $567,000 of income for the first nine months of fiscal 1998. The decrease in earnings is due to lower earnings at both affiliates (Metron Technology B.V. and m-FSI Ltd.)

OUTLOOK

The Company does not normally provide detailed information on future financial expectations; however, given the potential changes to the Company's business model, due in part to the YieldUP acquisition and Chemical Management division divestiture, the Company believes at this time it is appropriate to provide such information.

Looking ahead to the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000, programs which the Company will be working on include:

- The Chemical Management division divestiture including data/systems conversion and closing the transaction;
-    Completion of the YieldUP acquisition including regulatory filings;
-    AVALON to SAP data conversion, training, and SAP implementation;
- New product introductions including the CALYPSO(TM) spin on dielectric product;
-    The YieldUP Model 8000 series product characterization/introduction;
-    POLARIS(R) 2500 cost reduction programs;
-    Finalize Year 2000 compliance programs; and
-    Fiscal Year 2000 strategic and financial plan completion.

Based upon the programs discussed, potential orders, and assuming that the YieldUP acquisition and Chemical Management division divestiture close after the end of the fourth quarter of fiscal 1999, fourth quarter 1999 results as compared to the third quarter of fiscal 1999 are currently expected to be as follows:

- Orders booked are expected to increase based upon continued improvement of industry conditions;*
- Sales are expected to be flat as 1999 third quarter sales included sales that were delayed from the second quarter due to timing of customer acceptance of a new product and a delayed shipment;*
-    Gross margin as a percentage of sales is expected to be flat;*
- SG&A expenses are expected to increase due to costs associated with the divestiture of the Chemical Management division, which costs are expensed as incurred regardless of when the transaction is closed.* Costs will also increase due to the Company's participation in the July SEMICON/West industry trade show;*
- Research and development costs are expected to increase due to efforts associated with new product development, 300-mm programs, and cost reduction efforts on the POLARIS(R) 2500;*
- Other income/expense including interest income/expense is expected to remain flat or increase income slightly;*
- There will be no tax benefit or expense recorded based upon the assumptions previously discussed; and*
-    Equity in losses of affiliates is expected to be a smaller loss.*

FOURTH QUARTER OF FISCAL 1999

The YieldUP acquisition and the Chemical Management division divestiture are expected to have the following significant financial impacts when and if consummated;

- The Company expects to recognize a gain on the Chemical Management division divestiture of approximately $15.5 million which is net of $9.5 million of taxes;*
- The Company currently expects to have a one-time in-process research and development charge relating to the acquisition of YieldUP of approximately $7.0 million depending on the status of certain YieldUP research and development projects at closing; and*
- Sales levels would decrease as a result of the Chemical Management division divestiture partially offset by sales from YieldUP.*

FISCAL YEAR 2000

Fiscal year 2000 will be a rebuilding year for the Company as it strives to complete all the programs previously discussed and as it transitions to a new business model.

The Company continues to work on its strategic and financial plan and currently, based on industry forecasts, expects the following financial results for fiscal 2000:

- Orders are expected to continue to increase assuming industry conditions continue to improve worldwide;*
- Sales are expected to increase for the remaining two divisions as compared to fiscal 1999 again assuming industry conditions continue to improve;*
- Gross margins are expected to be in the low to mid-30 percent range as the Company expects to continue to experience pricing pressures and the impact from its excess capacity.* Successful cost reduction programs could result in further improvements in the second half of fiscal 2000;*
- SG&A expenses are expected to average between $9.0 and $10.0 million per quarter, subject to the successful implementation of SAP, completing our Y2K compliance programs, and successful cost reduction programs;*
- R&D expenses are expected to average $7.0 to $8.0 million per quarter, as the Company continues to work on 300-mm programs, CALYPSO(TM) spin on dielectric system, and YieldUP Model 8000 series product introduction;*
- Other income/expense including interest income and expense is expected to increase income as a result of higher levels of cash due to the proceeds from the Chemical Management division divestiture offset by cash paid as part of the YieldUP acquisition;*
- It is expected there will be no tax benefit or expense until the Company can demonstrate quarterly profitability; and*
- Equity in earnings/losses of affiliates is expected to continue to improve throughout the year as industry conditions improve in the Asia-Pacific region.*

Currently, the Company does not expect to return to profitability before the fourth quarter of fiscal 2000.* The Company believes, under the future business model, that the current break-even level for the Company is expected to be approximately $45 million of revenues per quarter assuming a 35% gross profit margin.*

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and marketable securities were approximately $79.8 million as of May 29, 1999, a decrease of $6.5 million from the end of fiscal 1998. The majority of the decrease in cash, cash equivalents and marketable securities is due to approximately $495,000 in cash used in operations and approximately $7.5 million of capital expenditures, offset by $530,000 in cash provided by discontinued operations.

The Company's accounts receivable decreased by approximately 12% or $3.8 million from the end of fiscal 1998. The decrease in accounts receivable is due to lower sales revenues along with additional resources being dedicated to collection efforts.

The Company's inventory decreased approximately $5.3 million to $36.2 million at May 29, 1999 compared to $41.5 million at the end of fiscal 1998. The decrease in inventory is due to the Company's emphasis on inventory management and reduction in inventory purchases.

As of May 29, 1999, the Company's current ratio of current assets to current liabilities was 4.1 to 1.0 and working capital was $130.9 million.

The Company had acquisitions of property, plant and equipment of approximately $7.5 million and $2.4 million for the first nine months of fiscal 1999 and 1998, respectively. The continuing acquisitions reflect investments in information systems and other strategic programs.

During the second quarter of 1999, the Company announced the proposed acquisition of YieldUP. The Company is in the process of filing the necessary regulatory documents and anticipates a closing later in the fourth quarter of fiscal 1999 or early in the first quarter of fiscal 2000.* Upon consummation of the proposed merger, each outstanding share of YieldUP common stock will be converted into the right to receive 0.1567 shares of common stock of the Company and cash in the amount of $0.7313. Cash also will be paid in lieu of the issuance of any fractional shares. As of March 31, 1999, YieldUP had approximately 8,260,000 shares of common stock outstanding. This acquisition will provide the Surface Conditioning division with an entree into the critical cleaning immersion market. By acquiring YieldUP and its intellectual property, the Company believes that it is obtaining unique immersion technologies that will expand the Company's capabilities to create a total cleaning solution for customers.* This acquisition will be accounted for under the purchase accounting method and is expected to be dilutive for fiscal 2000.*

The Company has short-term debt of approximately $60,000 relating to equipment capital leases with interest rates ranging from 8.83% to 12.68%. The Company has long-term debt of $42.0 million. The long-term debt is a private placement primarily of unsecured notes with various insurance companies. The long-term debt has maturity dates through December 2006 and has interest rates ranging from 7.15% to 7.27%. The notes are subject to certain affirmative and negative covenants, including financial ratio tests such as an indebtedness ratio and a tangible net worth test. Based upon the Company's current results along with the anticipated increases in intangible asset balances on the Company's balance sheet in connection with the YieldUP acquisition, the Company expects it may be in noncompliance with the debt covenants in the fourth quarter of 1999 or the first quarter of fiscal 2000.* The failure to meet these covenants could result in additional fees for waivers, amendments to the notes requiring a security interest in the Company's assets and/or higher interest rates or prepayment of the notes with potential penalties. The Company is currently analyzing this situation and is discussing the analysis with the note holders.

The Company believes that even if it is required to prepay the $42.0 million of long-term debt, that with its remaining cash, cash equivalents, marketable securities and internally generated funds, there would be sufficient funds to meet the Company's currently projected working capital and other cash requirements through at least fiscal 2000.*

The Company believes that success in its industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies.* The Company may fund such activities with additional equity or debt financings. The sale of additional equity or debt securities could result in additional dilution to the Company's stockholders.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1998, the FASB issued SFAS No. 132, "Employers' disclosures about Pensions and other Postretirement Benefits" which requires companies to disclose certain information about pensions and other postretirement benefits. SFAS No. 132 must be adopted for financial statements issued for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 132 in fiscal 1999. This statement will effect disclosures related to the Company's pension plan, but will not effect the financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes appropriate accounting for derivative instruments and hedging activities. SFAS No. 133 must be adopted for financial statements issued for fiscal years beginning after June 15, 2000. It is anticipated that the Company will adopt SFAS No. 133 in fiscal 2001, and is currently studying the expected impact.

RISK FACTORS

Due to the nature of business and the industry in which the Company operates, the following risk factors should be considered in addition to others described above.

CYCLICALITY AND VOLATILITY IN THE INDUSTRY MAY ADVERSELY AFFECT THE COMPANY'S RESULTS

The Company's business depends upon the capital equipment expenditures of microelectronics manufacturers, which in turn depend on the current and anticipated market demand for semiconductor devices and products utilizing semi-conductor devices. The microelectronics industry has been cyclical in nature and has experienced periodic downturns. Certain semiconductor device manufacturers have experienced slowdowns in terms of product demand and volatility in terms of product pricing. Industry slowdowns and volatility have caused the semiconductor device manufacturers to reduce their demand for semiconductor processing equipment and, in some instances, to delay capital equipment decisions. In some cases this has resulted in order cancellations or delays of orders and delay of delivery dates for the Company's products. No assurance can be given that the Company's sales and operating results will not be adversely affected by future slowdowns in the semiconductor industry.

In addition, the need for continued investments in research and development, substantial capital equipment requirements and extensive ongoing worldwide customer service and support capability will limit the Company's ability to reduce expenses.

RISK OF DELAYS IN INTRODUCING NEW PRODUCTS AND THE MARKET'S ACCEPTANCE OF SUCH PRODUCTS COULD ADVERSELY IMPACT THE COMPANY'S RESULTS

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

IDLE FACILITIES AND RELATED INFRASTRUCTURE COSTS MAY ADVERSELY AFFECT THE COMPANY'S RESULTS

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

VOLATILITY OF THE COMPANY'S STOCK PRICE

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

FLUCTUATIONS IN THE COMPANY'S QUARTERLY OPERATING RESULTS

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

SUCCESS OF COMPANY'S AFFILIATED DISTRIBUTORS IMPACTS THE COMPANY'S OPERATIONS

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

THE COMPANY'S RESULTS MAY BE ADVERSELY AFFECTED BY FLUCTUATIONS IN CURRENCY EXCHANGE RATES

Almost all of the Company's direct international sales are denominated in U.S. dollars. Nonetheless, changes in demand caused by fluctuations in interest and currency exchange rates may affect the Company's international sales. The Company makes most of its international sales, however, through its affiliated distributors. Metron's sales of the Company and other companies' products are denominated in U.S. dollars, but its expenses are generally denominated in foreign currencies. Accordingly, fluctuations in interest and currency exchange rates may affect Metron's financial results. m-FSI's sales are denominated in yen. As a result, U.S. dollar/yen exchange rates may affect the Company's equity interest in m-FSI's earnings.

Metron and m-FSI sometimes engage in so-called "hedging" or risk-reducing transactions to try to limit the negative effects that the devaluation of foreign currencies relative to the U.S. dollar could have on operating results. Metron and m-FSI will do so if a sale denominated in a foreign currency is sufficiently large to justify the costs of hedging. To hedge a sale, Metron or m-FSI will typically commit to buy U.S. dollars and sell the foreign currency at a given price at a future date. If the customer cancels the sale, Metron or m-FSI may be forced to buy U.S. dollars and sell the foreign currency at market rates to meet its hedging obligations and may incur a loss in doing so. To date, the hedging activities of Metron and m-FSI have not had any significant negative effect on the Company.

THE COMPANY'S RESULTS ARE AFFECTED BY WEAKNESS IN FOREIGN MARKETS AND THE IMPOSITION OF INTERNATIONAL-TRADING REGULATIONS

The Company and its affiliates operate in a global market. In fiscal 1998, 1997 and 1996 approximately 41%, 36% and 35%, respectively, of the Company's sales revenue for all operations was derived from sales outside the United States. These percentages include sales through Metron and m-FSI, which accounted for 89% of international sales in 1998, 82% in 1997, and 71% in 1996. The Company expects that international sales will continue to represent a significant portion of total sales. Sales to customers outside the United States involve a number of risks, including the following:

-    Imposition of government controls
-    Compliance with U.S. export laws and foreign laws
-    Political and economic instability
-    Trade restrictions
-    Changes in taxes and tariffs
-    Longer payment cycles
-    Difficulty of administering business overseas
-    General economic conditions

In particular, the Japanese and Asian-Pacific markets are extremely competitive. The semiconductor device manufacturers located there are very aggressive in seeking price concessions from suppliers, including equipment manufacturers. In fiscal 1998, approximately 37% of the Company's international sales for all operations were attributable to these markets. Total sales to these markets have declined from $54 million in fiscal 1996 to $34 million in fiscal 1998.

The Company seeks to meet technical standards imposed by foreign regulatory bodies. However, the Company cannot guarantee that it will be able to comply with those standards in the future. Any failure by the Company to design products to comply with foreign standards could have a significant negative impact on the Company.

LITIGATION MAY ADVERSELY IMPACT THE COMPANY'S OPERATIONS

The Company settled a patent infringement lawsuit in fiscal 1998. The Company could in the future become involved in additional litigation or be the subject of patent infringement inquiries. There can be no assurance about the outcome of any future litigation or patent infringement inquiries and whether it will adversely impact the Company's business or results of operations.

In the normal course of business, the Company from time to time becomes involved in litigation that may ultimately result in a liability to the Company. It is the opinion of management that facts known at the present time do not indicate that there is a probability that any such litigation would have a material effect on the Company's operations or its financial position. As of May 29, 1999, the Company believes it is not involved in any litigation that will have a material impact on the Company.

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

IT MAY BE DIFFICULT FOR THE COMPANY TO COMPETE WITH STRONGER COMPETITORS

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

THE COMPANY MAY LOSE ITS KEY CUSTOMERS

Although the composition of the Company's largest customers has changed from year to year, direct sales to the Company's top five customers in each of fiscal 1998, 1997 and 1996 have accounted for approximately 40%, 40% and 41%, respectively, of the Company's total sales for all operations. Direct sales to the Company's top two customers in each of fiscal 1998, 1997, and 1996 accounted for approximately 20%, 25% and 23%, respectively, of the Company's total sales for all operations. The Company currently has no long-term sales commitments with any of its customers and sales are generally made pursuant to purchase orders. A reduction, delay or cancellation of orders from one or more of its significant customers, or the loss of one or more of such customers, could have a material adverse effect on the Company's operating results.

INDUSTRY CONSOLIDATION MAY IMPACT THE COMPANY'S ABILITY TO COMPETE

There has been a trend toward industry consolidation for several years. The Company expects this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in a rapidly changing industry. The Company believes that the industry consolidation may result in competitors that are better able to compete. This could have a material adverse affect on the Company's business operating results and financial condition.

FUTURE ACQUISITIONS COULD ADVERSELY IMPACT THE COMPANY'S OPERATIONS AND FINANCIAL CONDITION

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

THE COMPANY MAY LOSE ITS KEY PERSONNEL

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

LOSS OF INTELLECTUAL PROPERTY RIGHTS COULD ADVERSELY AFFECT THE COMPANY'S
BUSINESS

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

THE COMPANY MAY NOT REALIZE ITS DEFERRED TAX ASSETS

As of May 29, 1999 the Company had recorded net deferred tax assets of approximately $10.1 million. Based on an assessment of the Company's taxable earnings' history and prospective future taxable income, as well as tax planning strategies available to management, which includes the sale or disposal of assets to produce current taxable income, management has determined it to be more likely than not that its net deferred tax asset will be realized in future periods. This amount is expected to be recoverable upon the completion of the divestiture of the Chemical Management division. The Company may be required to provide a valuation allowance for this asset in the future if the transaction does not occur. The recording of a valuation allowance would have a negative impact on the Company's reported results of operations.

YEAR 2000 COMPLIANCE AND POTENTIAL IMPACT ON THE COMPANY'S BUSINESS

The Company is addressing the issues associated with date-related data and the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way. The Company is aware of the computing difficulties that the millennium issue presents for the Year 2000.

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

In the worst case, the Company or the third parties on which it depends may, for an extended period of time, be incapable of conducting critical business activities, such as manufacturing and shipping products and invoicing customers. In addition, if public suppliers of water, electricity, or natural gas are disrupted for a substantial period, the Company's operations may be materially adversely affected.

Each of the business segments have completed the analysis of each of their product lines to determine if hardware and software are Year 2000 compliant and if necessary, determined and began the implementation of the appropriate fixes. The Company's current standard product lines are believed to be Year 2000 compliant. The Company is working with their customers to schedule appropriate upgrades and necessary servicing of products.

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

The Company, for both continuing and discontinuing operations, incurred approximately $400,000 to address the Year 2000 problem during fiscal 1998 and expects to incur approximately $980,000 in fiscal 1999 of which $620,000 has been spent through May 29, 1999.*

The Company is in the process of establishing a contingency plan if the Company's IT and non-IT systems are not Year 2000 compliant. It is anticipated that the contingency plan will be completed by September 1999.*

ADOPTION OF THE COMMON EUROPEAN CURRENCY MAY ADVERSELY AFFECT THE COMPANY AND ITS AFFILIATED DISTRIBUTORS

The Company is in the process of analyzing the issues raised by the introduction of the common European currency unit, the "Euro." The use of the Euro began on January 1, 1999 and will be phased-in through January 1, 2002. The Company does not expect the cost of any necessary systems modification to be material and does not anticipate that the introduction and use of the Euro will materially affect the results of its or its affiliated distributors' international business operations. Nor does the Company expect the Euro to have a material effect on the currency exchange risks of its or its affiliated distributors' business. The Company's management will continue to monitor the effect of the implementation of the Euro.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

The Company's market risk exposure includes interest rate risk related to its cash and cash equivalents and investments in marketable securities. The Company has investment guidelines, which limit the types of securities in which it may invest as well as the length of maturities. No investment will have a maturity date in excess of eighteen months.

The table below provides information about the Company's cash and cash equivalents and marketable securities as of May 29, 1999.

                                                                               Cost                 Fair Value
                                                                         -----------------      ------------------
         Due within one year                                                  $63,918,143             $63,876,351

         Due after one year and less than two years                            15,860,022              15,760,264
                                                                         ----------------       -----------------

                                                                              $79,778,165             $79,636,615
                                                                         ================       =================


The Company is also exposed to certain market risks based on outstanding debt obligations of $42 million as of May 29, 1999. The fixed interest rates of these debt obligations range from 7.15% to 7.27% and have maturity dates through December 2006. The Company does not have investments in derivative financial instruments.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company generates minor amounts of liquid and solid hazardous waste and uses licensed haulers and disposal facilities to ship and dispose of such waste. The Company has received notice from state or federal enforcement agencies that it is a potentially responsible party ("PRP") in connection with the investigation of several hazardous waste disposal sites owned and operated by third parties. In each matter, the Company believes that it is at most a "de minimis" RPR. The Company has elected to participate in settlement offers made to all de minimis parties with respect to several of such sites. The risk of being named a PRP is that if any of the other PRP's are unable to contribute their proportionate share of the liability, if any, associated with the site, those PRP that are able could be held financially responsible for the shortfall. While the ultimate outcome of those matters not yet settled cannot presently be determined, the Company does not believe that any of these investigations, either individually or in the aggregate, will have a material adverse effect on its business, operating results, or financial condition.

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

In October 1996, Eric C. and Angie L. Hsu (the "plaintiffs") filed a lawsuit in the Superior Court of California, County of Alameda, Southern Division, against Semiconductors Systems, Inc. ("Semiconductor Systems"), a wholly-owned subsidiary of the Company that was acquired in April 1996, and the former shareholders of Semiconductor Systems. In the fall of 1995, pursuant to the Employee Stock Purchase and Shareholder Agreement dated November 30, 1990 between Mr. Hsu and Semiconductor Systems (the "Shareholder Agreement") and in connection with Mr. Hsu's termination of his employment with Semiconductor Systems in August 1995, the former shareholders of Semiconductor Systems purchased the shares of Semiconductor Systems common stock then held by Mr. Hsu. The plaintiffs are claiming, among other things, that such purchase breached the Shareholder Agreement and violated the California Corporations Code, breached the fiduciary duty owed plaintiffs by the individual defendants and constituted fraud. The plaintiffs are seeking, among other things, damages in an amount to be proven at trial, punitive damages, attorneys' fees and a constructive trust over the shares held in the escrow mentioned below. The amount of damages sought by the plaintiffs is currently approximately $2.4 million, together with such other damages as the trial court may allow. Semiconductor Systems intends to vigorously defend the lawsuit and the Company currently believes the trial will commence later this year.

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

     2.0 Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International, Corporation. (15)
     2.1 License Agreement for Microelectronic Technology between YieldUP International, Corporation and FSI International, Inc. dated January 21, 1999. (15)
     2.2 Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)
     2.3 Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (16)
     3.1  Restated Articles of Incorporation of the Company. (2)
     3.2  Restated By-Laws. (3)
     3.3  Amendment to Restated By-Laws. (4)
     4.1 Note Purchase Agreement between FSI International, Inc. and Metropolitan Life Insurance Company and other certain purchasers. (Schedule A omitted) (5)
     4.2 Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent. (6)
     4.3 Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent. (7)
    *10.1 FSI International, Inc. 1997 Omnibus Stock Plan. (5)
    *10.2 Split Dollar Insurance Agreement and Collateral Assignment Agreement
          dated December 28, 1989, between the Company and Joel A. Elftmann. (Similar agreements between the Company and each of Dale A. Courtney, Patricia M. Hollister, Luke R. Komarek, Benno G. Sand and Benjamin J. Sloan, have been omitted, but will be filed if requested in writing by the Commission).(8)
     10.3 Lease dated June 27, 1985, between the Company and Lake Hazeltine Properties. (3)
     10.4 Lease dated September 1, 1985, between the Company and Elftmann, Wyers, Blackwood Partnership. (3)
     10.5 Lease dated September 1, 1985, between the Company and Elftmann, Wyers Partnership. (3)
    *10.6 1989 Stock Option Plan. (4)
    *10.7 Amended and Restated Employees Stock Purchase Plan. (14)
     10.8 Shareholders Agreement among FSI International, Inc. and Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991.
          (8)
     10.9 FSI Exclusive Distributorship Agreement dated as of August 14, 1991 between FSI International, Inc. and m-FSI, Ltd. (8)
    10.10 FSI Licensing Agreement dated as of August 14, 1991, between FSI International, Inc. and m-FSI, Ltd. (8)
    10.11 License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (9)
    10.12 Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (9)
    10.13 Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated. (10)
   *10.14 Amended and Restated Directors' Nonstatutory Stock Option Plan. (11) *10.15 Management Agreement between FSI International, Inc. and Joel A.
          Elftmann, effective as of June 5, 1998 (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the Commission. (14)
   *10.16 FSI International, Inc. 1994 Omnibus Stock Plan. (12)

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



(1) Filed as an Exhibit to the Company's Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.
(2) Filed as an Exhibit to the Company's Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.
(3) Filed as an Exhibit to the Company's Registration Statement on Form S-1, SEC File No. 33-25035, and incorporated by reference.
(4) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1989, SEC File No. 0-17276, and incorporated by reference.
(5) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended March 1, 1997, SEC File No. 0-17276, and incorporated by reference.
(6) Filed as an Exhibit to the Company's Report on Form 8-K, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.
(7) Filed as an Exhibit to the Company's Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.
(8) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.
(9) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.
(10) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.
(11) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.
(12) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.
(13) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1995, SEC File No. 0-17276 and incorporated by reference.
(14) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 29, 1998, SEC File No. 0-17276, and incorporated by reference.
(15) Filed as an Exhibit to the Company's Report on Form 8-K, filed by the Company on January 21, 1999, SEC File No. 0-17276 and incorporated by reference.
(16) Filed as an Exhibit to the Company's Report on Form 8-K, filed by the Company on June 23, 1999, SEC File No. 0-17276 and incorporated by reference.
 ---------------------------

(b)  Reports on Form 8-K

     The Company filed an 8-K dated June 23, 1999 with respect to the proposed Chemical Management division divestiture.

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



                                             FSI INTERNATIONAL, INC.
                                             . . . . . . . . . . . . . . . .


                                                  [Registrant]


DATE:  July 13, 1999



                                             By:     /s/ Patricia M. Hollister
                                                     ---------------------------
                                                     Patricia M. Hollister
                                                     Chief Financial Officer
                                                     and Corporate Controller
                                                     on behalf of the
                                                     Registrant and as
                                                     Principal Financial Officer