Form 10-K/A
period 1998-08-29
FSI INTERNATIONAL INC
filed 1999-09-13
CIK 841692

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.


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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended August 29, 1998 (the "Annual Report") are incorporated by reference into Parts I, II and IV of this Form 10-K/A Report.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 1999, (the "Proxy Statement") and to be filed within 120 days after the Registrant's fiscal year ended August 29, 1998, are incorporated by reference into Part III of this Form 10-K/A Report. (The Compensation Committee Report and the stock performance graph of the Registrant's Proxy Statement are expressly not incorporated by reference herein.)

                                     PART I

ITEM 1. BUSINESS

CAUTIONARY INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Report on Form 10-K/A constitute forward looking statements within the meaning of the Private Litigation Securities Reform Act of 1995. Such forward looking statements are based upon current expectations and beliefs and involve numerous risks and uncertainties that could cause actual events or results to differ materially from these forward looking statements. For a discussion of factors that could cause actual results to differ materially from those described in this Form 10-K/A, see the discussion of risk factors set forth below in this Report and in the Section of the 1998 Annual Report to Shareholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference into this Report. Forward-looking statements in this report are indicated by an asterisk(*).

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

PRODUCTS

The mix of products sold by the Company may vary significantly from year to year. The following table sets forth, for the periods indicated, the amount of sales and approximate percentages of the Company's total sales contributed by the Company's principal products:


                                                                FISCAL YEAR ENDED
                                  -------------------------------------------------------------------------------
                                      AUGUST 29, 1998            AUGUST 30, 1997             AUGUST 31,1996
                                  -------------------------  -------------------------  -------------------------
                                                              (DOLLARS IN THOUSANDS)
Microlithography
   products                          $ 74,540        34.2%       $ 80,994       32.1%       $137,975       45.4%
Surface conditioning
 products                              60,197        27.6%         54,578       21.6%         66,082       21.7%
Chemical management
   systems                             49,864        22.9%         84,724       33.6%         66,642       21.9%
Spare parts and
   service                             33,293        15.3%         32,145       12.7%         33,342       11.0%
                                     --------       ------       --------      ------       --------      ------

                                     $217,894       100.0%       $252,441      100.0%       $304,041      100.0%
                                     ========       ======       ========      ======       ========      ======


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



The Company's EXCALIBUR(R) system varies in price from approximately $400,000 to $650,000 depending on the model, wafer size, number of process chambers, and related electronic control requirements.


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



The Company has installed chemical management systems in over 150 fabrication plants worldwide. Typical installations vary in price from $250,000 to $3,500,000. However, a project involving turnkey installation with multiple chemicals and points of use can cost in excess of $15,000,000.


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

BACKLOG AND SEASONALITY


The Company's backlog at the end of fiscal 1998 and 1997, was approximately $54 million and $112 million, respectively. Approximately 55% and 32% respectively of FSI's backlog at fiscal 1998 and 1997 year-end was comprised of orders from three customers for each year. IBM and National Semiconductor represented the top two customers in FSI's backlog for both years. The loss of either customer could have a material adverse effect on the Company's operations. Backlog consists of orders for which a customer's purchase order has been received or a customer purchase order number has been communicated to the Company and where the equipment is scheduled to be shipped within twelve months of the order. All orders are subject to cancellation by the customer and in some cases a limited penalty provision may apply. During fiscal 1997, the semiconductor market experienced volatility in terms of product demand and product pricing and deteriorating industry conditions. These conditions continued into fiscal 1998 and have caused certain semiconductor manufacturers to exercise caution in making their capital equipment purchase decisions and in certain cases to reschedule or cancel capital equipment purchases. In fiscal 1998 and 1997, purchase orders aggregating approximately $14,498,000 and $18,861,000, constituting 6.7% and 7.5% of sales, respectively, were canceled and not rescheduled. Because of the timing and relative size of certain orders received by the Company and possible changes in delivery schedules and cancellations of orders, the Company's backlog can vary from time to time and at any particular date is not necessarily indicative of actual sales for any succeeding period. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." The business of the Company is not seasonal to any significant extent.


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

The Company entered into licensing and distribution agreements with m-FSI when it was formed in 1991. In general, m-FSI has exclusive distribution rights with respect to certain of FSI's products in Japan. The licensing agreement allows m-FSI to manufacture certain of FSI's products. The agreements may be terminated only upon the occurrence of certain events or conditions. There is no obligation under the distribution agreement for m-FSI to purchase a specified amount or percentage of FSI's products.

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


The Company has approximately 40 patents with expiration dates ranging from July 1999 to July 2018.


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



(6)Mr. Pescatrice joined FSI as Vice President; President, Chemical Management Division in March 1998. In 1997, Mr. Pescatrice was associated with Co-Development International as a senior consultant where he contributed his supply chain experience to the Tennessee Valley Authority (TVA), the largest generator of electric power in the United States. Mr. Pescatrice worked at Texas Instruments from 1969-

1996. From 1994 to 1996, he served as Vice President, World-Wide Supply Process and was accountable for the global strategy and execution of procurement and logistics performance to enhance semiconductor group objectives. From 1985 to 1993, he served as Vice President, Materials Division within the semiconductor group. Mr. Pescatrice is also a director of both CMK and CME.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The information in this report, except for the historical information contained herein, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements are subject to various risks and uncertainties. Actual results may be materially different from these forward-looking statements. Factors that could cause actual results to differ include overall economic and financial conditions in our industry; general economic conditions; the demand and price for semiconductors; the level of new orders and order delays or cancellations; competitive pricing pressures; the timing and success of current and future product and process development programs; the success of the company's affiliated distributors; and the timing and extent of any industry upturn or downturn. In addition, readers are also directed to the Risk Factors discussion found below under "Risk Factors." Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. The Company assumes no obligation to publicly release any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences. Such forward-looking statements are marked with an asterisk (*).

Industry conditions continue to be dominated by uncertainty and a sense that the recovery is further out in the future than previously expected. Semiconductor device manufacturers continue to reduce or delay their capital spending most significantly in Korea and Japan; however, customers in other regions of the world have also lowered their spending levels. Weak DRAM prices, driven by excess capacity, have caused a number of customers to close or mothball fabrication facilities.

As a result of current industry conditions, the Company is managing its business to reflect expected lower revenues as compared to fiscal 1998.* The Company has implemented cost reduction measures including involuntary reductions in force, facilities consolidations, scheduled plant shutdowns and the delay or cancellation of certain programs.


During the fourth quarter of fiscal 1998, the Company incurred $12.5 million of charges relating to the realignment of its business due to the industry conditions and the length of the industry-downturn. These realignment charges impacted all segments of the business. These charges were the results of reduction in force and related severance costs, additional inventory reserves due to the discontinuation and phasing out of certain product lines, increased allowance for doubtful accounts for customers who previously purchased products which may be impacted by the realignment and charges related to the consolidation of facilities.



As more fully discussed in Note 2 of the financial statements, the Company incurred approximately $12,500,000 of realignment charges consisting of the following:



Reduction in workforce                               $1,200,000
Consolidation of facilities                          $1,600,000
Inventory reserves                                   $8,800,000
Allowance for doubtful accounts                      $  900,000
                                             -------------------
                                                    $12,500,000



These charges are reflected in the statement of operations as follows:



Cost of goods sold                                   $9,100,000
Selling, general and administrative expenses         $3,000,000
Research and development expenses                    $  400,000
                                             -------------------
                                                    $12,500,000



The reduction in work force resulted in approximately 200 positions being eliminated throughout the Company. The majority of these positions were eliminated in July 1998 with the remaining positions being eliminated by the end of fiscal 1998.



The realignment charge for the consolidation of facilities is for noncancellable lease payments on a closed facility.



The Company anticipates future cash outlays related to the realignment charges will be $1,600,000 primarily related to the consolidation of facilities. It is anticipated this cash outlay will continue to exist until the expiration of the lease of the closed facility, which is October 2000.



The inventory reserved for specifically related to the realignment of the Company due to the continued downturn of the industry. Reserves were necessary for products that are being or will be phased out or discontinued. During fiscal 1998, the Company disposed of $10.8 million of inventory as compared to $1.6 million of fiscal 1997.



The annual cost savings expected to arise from the realignment specifically relate to the reduction in force (approximately 200 positions) and the consolidation of facilities. Initially the savings from the reduction in force are projected to approximate $1.4 million dollars. The savings from the eliminated positions will be reduced as additional positions are added and as job positions get changed and/or compensation changes occur.



The annual cost savings from the consolidation of facilities will approximate $460,000 on an ongoing basis.



The savings from the above realignment began to be realized the first quarter of fiscal 1999.


The following table sets forth, for the fiscal years indicated, certain income and expense items as a percent of total sales:



Percent of Sales
----------------------------------------------------------------------------------------------------------
Fiscal Years Ended                                                 1998            1997            1996
------------------------------------------------------------    ------------   ------------      ---------
Sales                                                                100.0%         100.0%         100.0%
Cost of goods sold                                                    68.7           62.6           57.3
Gross profit                                                          31.3           37.4           42.7
Selling, general and administrative                                   29.2           22.4           19.3
Research and development                                              19.7           15.7           13.5
Operating (loss) income                                              (17.6)          (0.7)           9.9
Other income, net                                                      0.6            0.9            1.3
Income (loss) before income taxes                                    (17.0)           0.2           11.2
Income tax (benefit) expense                                          (6.4)          (0.2)           3.4
Minority interest                                                      0.2           (0.1)          (0.1)
Equity in earnings of affiliates                                       0.3            1.5            1.7
Net (loss) income                                                    (10.1)           1.8            9.4


SALES

Sales decreased to $218 million for the fiscal year ended August 29, 1998 as compared to $252 million for the fiscal year ended August 30, 1997. The decrease in sales occurred in the Chemical Management and Microlithography product lines offset by increases in the Surface Conditioning product lines. The overall decrease in sales is a result of limited capital expenditures by the Company's customers due to the current condition of the semiconductor industry and the uncertainty caused by the Asian currency crisis and overall global economics. Sales decreased to $252 million for the fiscal year ended August 30, 1997 as compared to $304 million for the fiscal year ended August 31, 1996. The decrease in sales occurred in the Surface Conditioning and Microlithography product lines. The decrease in sales was largely due to a decreased demand for equipment as a result of industry conditions.

International sales were $89.8 million, $89.7 million and $107.9 million during fiscal 1998, 1997 and 1996, respectively, and represented approximately 41%, 36% and 35% of sales during these periods. The percent increase in international sales in fiscal 1998 was primarily due to increased sales in Europe. See Note 16 to the Company's consolidated financial statements for additional information regarding the Company's international sales.

The Company ended the fiscal year with a backlog of approximately $54 million as compared to $112 million at the end of fiscal 1997. Backlog consists of orders with delivery dates within the next 12 months for which a customer purchase order has been received or a customer purchase order number has been communicated in writing to the Company. Because of the timing and relative size of orders and the possibility of cancellations or customer delays, backlog is not necessarily indicative of sales for future periods.

The continued weakness in DRAM prices, driven by excess capacity, combined with the financing difficulties and economic turbulence in Asia is causing the Company's customers to be cautious about capital spending. Given the uncertainty in the industry, the Company could continue to see delays or cancellation of orders in the future. With the significantly lower fiscal 1999 beginning backlog and the uncertain industry conditions, the Company has limited visibility into fiscal 1999. The Company believes that the sales level for the first quarter of fiscal 1999 will be flat as compared to the fourth quarter of fiscal 1998 and that fiscal 1999 sales will be below the fiscal 1998 sales level.* At the current anticipated sales level for fiscal 1999, the Company expects a net loss for the year.*

GROSS PROFIT

Gross profit, as a percentage of sales for fiscal 1998 was 31.3% as compared to approximately 37.4% for fiscal 1997. The decrease in gross margins for fiscal 1998 as compared to fiscal 1997 was due to several factors including increased inventory write-offs, excess manufacturing capacity due to lower sales levels and product sales mix. Gross profit, as a percentage of sales for fiscal 1997 was 37.4% as compared to 42.7% for fiscal 1996. The decrease in gross profit margin for fiscal 1997 as compared to fiscal 1996 was generally due to product mix, lower utilization of and an increase in manufacturing capacity, and increased warranty and obsolescence costs.

Gross profit margin for the fourth quarter of fiscal 1998 was significantly reduced due to approximately $9.1 million of additional inventory reserves and severance and outplacement costs associated with a reduction in force.


Due to the industry conditions and Company realignment, all divisions reviewed their phase-out plans and discontinued products. As a result, the divisions increased their inventory reserves.



The total increase in inventory reserves for fiscal 1998 was approximately $11.6 million as compared to an increase of $4.8 million in fiscal 1997. The large increase is due to the continued downturn in the industry and the realignment of the Company's business. In the past, industry cycles were shorter and inventory levels were managed to phase-out plans and product discontinuances. During fiscal 1998 the Company disposed of $10.8 million of inventory as compared to $1.6 million in 1997.



The Company's gross profit margin may fluctuate as a result of a number of factors, including the mix of products sold as some products have higher margins than others, the proportion of international sales as international sales generally have lower margins, competitive pricing pressures and utilization of manufacturing capacity. The Company expects gross profit margins to remain under pressure in fiscal 1999 because of excess capacity and the continued pricing pressure for Chemical Management and Microlithography products.* It is anticipated that gross margins as a percent of sales will be below 40% in fiscal 1999.*


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


The dollar and percentage increase in fiscal 1998 as compared to 1997 is due to one-time charges of approximately $5.0 million. The $5.0 million of charges consists of $2.0 million of costs associated with organizational changes announced in December 1997 and the settlement of a patent infringement lawsuit, $1.6 million of costs associated with facilities consolidation, $900,000 of costs associated with increased allowance for doubtful accounts and $500,000 of severance costs and outplacement fees related to the reduction in force. In addition, the increase in the amount of SG&A expenses in fiscal 1998 was also due to costs associated with information systems, Year 2000 programs and overall infrastructure costs. The dollar amount decrease in the amount of SG&A for fiscal 1997 as compared to fiscal 1996 was due to savings related to the cost controls implemented early in fiscal 1997 and due to reduced commission and incentive compensation expense as a result of lower sales and operating profit. These savings in 1997 were offset by increased information systems expenses due to the new business system and also increased infrastructure costs.


The Company expects the dollar amount of SG&A expenses to decrease in fiscal 1999 as compared to fiscal 1998.* However, the Company will continue investing in worldwide sales and support capability, continue expanding the Company's business system applications and complete the Year 2000 hardware and software change requirements.*

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses for fiscal 1998 were $43.0 million, or 19.7% of sales, as compared to $39.7 million, or 15.7% of sales, for fiscal 1997 and $41.0 million, or 13.5% of sales, for fiscal 1996. In fiscal 1998, the Company continued development efforts on new and existing products, including the ARIES(TM) cryokinetic cleaning system, ZETA(TM) surface conditioning system, ANTARES(TM) platform, new POLARIS(R) cluster models, ORBITRAK(R) enhancements and certain new chemical management products.

In general the Company's goal is to invest approximately 13% to 15% of sales annually on new product and process development programs. The Company expects the amount of research and development expenses to decrease in fiscal 1999 as compared to fiscal 1998.*

During fiscal years 1998, 1997 and 1996, the Company recognized approximately $1,919,000, $277,000, and $0, respectively, of third party funding as reductions in research and development expenses.

OTHER INCOME (EXPENSE), NET

Other income (expense) net was approximately $1.4 million of income, or 0.6% of sales, for fiscal 1998 as compared to $2.5 million of income, or 0.9% of sales, for fiscal 1997 and $4.1 million of income, or 1.3% sales for fiscal 1996. The majority of the change was due to an increase of interest expense in both fiscal 1998 and 1997 as a result of the Company's $42.0 million private debt placement completed in December 1996.

INCOME TAX (BENEFIT) EXPENSE

The income tax benefit for fiscal 1998 was approximately $14.0 million compared to an income tax benefit of approximately $0.7 million in fiscal 1997. The increase is due to larger operating losses resulting from lower revenues. The income tax benefit for fiscal 1997 was approximately $0.7 million compared to an income tax expense of approximately $10.3 million in fiscal 1996. The 1997 income tax benefit is due to lower pretax profits reduced by research and development tax credits and tax savings from tax-exempt interest earnings. Included in tax expense in fiscal 1996 was a tax benefit of approximately $1.5 million for net deferred tax assets related to existing temporary differences of

Semiconductor Systems recorded at the time of its conversion from an S corporation to a C corporation upon closing of the acquisition.

At August 29, 1998, the Company has recorded net deferred tax assets of approximately $17.9 million. Based on an assessment of the Company's taxable earnings' history and prospective future taxable income, as well as tax planning strategies available to management which includes the sale or disposal of assets to produce current taxable income, management has determined it to be more likely than not that its net deferred tax asset will be realized in future periods. The Company may be required to provide a valuation allowance for this asset in the future if it does not generate sufficient taxable income as planned.

EQUITY IN EARNINGS OF AFFILIATES


Equity in earnings of affiliates was approximately $674,000, $3.7 million and $5.1 million for fiscal 1998, 1997 and 1996, respectively. The decrease in fiscal 1998 as compared to fiscal 1997 is due to lower earnings at both affiliates, Metron Technology B.V. and m-FSI Ltd., due to current industry conditions. The decrease in fiscal 1997 as compared to fiscal 1996 is due to lower earnings at Metron Technology B.V. offset by improved earnings from m-FSI Ltd. The lower earnings at Metron Technology B.V. for fiscal 1997 as compared to fiscal 1996 is due to lower profit margins on equipment sales and overall increased selling, general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and marketable securities were approximately $88.9 million as of August 29, 1998, a decrease of $300,000 from the end of fiscal 1997. The decrease in cash and cash equivalents and marketable securities resulted primarily from the cash provided from operations offset by acquisitions of property, plant and equipment.

The Company's accounts receivable decreased by approximately 27.7% or $17.8 million from the end of fiscal 1997. The decrease in accounts receivable was mainly due to the 13.7% decrease in sales in fiscal 1998 as compared to fiscal 1997 and increased collection efforts by the divisions and the sales group.

The Company's inventory decreased approximately $11.8 million to $50.2 million at the end of fiscal 1998, as compared to $62.0 million at the end of fiscal 1997. This was mainly due to decreases in finished goods and work-in-process and a net increase in the inventory reserves of $812,000. As of August 29, 1998, the Company's current ratio was 3.5 to 1.0 and working capital was $156.0 million.

The Company had acquisitions of property, plant and equipment of $7.8 million, $42.9 million and $33.1 million in fiscal 1998, 1997 and 1996, respectively. The Company expects capital expenditures to be less than $10 million in fiscal 1999.*


The Company has short-term debt of approximately $65,000 relating to equipment capital leases with interest rates ranging from 8.83% to 12.68%. The Company has long-term debt of $42.0 million. The long-term debt is a private placement primarily of unsecured notes with various insurance companies. The long-term debt is through December 2006 and has interest rates ranging from 7.15% to 7.27%. The notes are subject to certain affirmative and negative covenants, including financial ratio tests such as an indebtedness ratio and a tangible net worth test.

The Company believes that with existing cash, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet the Company's currently projected working capital and other cash requirements through at least fiscal 2000*.


The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they arise. The Company may, from time to time, as market and business conditions warrant, consider divestitures, investments or acquisitions of businesses, products or technologies.* The Company may effect additional equity or debt financing to fund such activities.* The sale of additional equity or debt securities could result in additional dilution to the Company's shareholders.*

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structures," which was adopted by the Company in the first quarter of fiscal 1998. SFAS No. 129 requires companies to disclose certain information about their capital structure. The disclosure requirements of SFAS No. 129 did not have an impact on the Company's financial statement disclosures.*

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 in its fiscal year 1999.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," which requires companies to disclose certain information about pensions and other postretirement benefits. SFAS No. 132 must be adopted for financial statements issued for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 132 in fiscal 1999.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes appropriate accounting for derivative instruments and hedging activities. SFAS No. 133 must be adopted for financial statements issued for fiscal years beginning after June 15, 1999. It is anticipated that the Company will adopt SFAS No. 133 in fiscal 2000.

In March 1998, the FASB issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes the appropriate accounting for all costs related to software developed or obtained for internal use. The Company adopted SOP 98-1 in fiscal 1998. The implementation of SOP 98-1 will result in additional costs being capitalized for software developed or obtained for internal use.

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

SUCCESS OF COMPANY'S AFFILIATED DISTRIBUTORS


The majority of the Company's international sales are made through its affiliated distributors, Metron Technology B.V. and m-FSI Ltd. These affiliated distributors also provide service and support to many of the Company's international customers. The affiliated distributors also sell other principals' products. A reduction in the sales efforts or financial viability of such distributors or a loss of a significant principal by a distributor could affect the Company's results of operations.*



The earnings or losses of the Company's affiliated distributors can significantly affect the financial results of the Company. The affiliated distributors distribute not only the Company's products but also distribute or represent those of other companies serving the microelectronics industry. Over the past several years, a majority of Metron's revenues have been attributable to sales of products of equipment and consumable suppliers other than FSI. Thus, the financial results of Metron and their impact on the Company's financial results are dependent not only upon the ability of Metron to successfully market the Company's products, but also on their ability to maintain relationships with and market the products of other equipment and consumables suppliers. While sales of the Company's products by Metron (and of certain other manufacturers for whom they distribute) are generally in U.S. dollars, the expenses of Metron are generally denominated in foreign currencies and, accordingly, Metron's operating results may be affected by fluctuations in interest and currency exchange rates. In addition, sales by m-FSI are denominated in yen and, accordingly, the Company's equity interest in the earnings of m-FSI is affected by dollar/yen exchange rates.


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

INTERNATIONAL BUSINESS

Approximately 41%, 36% and 35% of the Company's sales for fiscal 1998, 1997 and fiscal 1996, respectively, were attributable to sales outside the United States, including sales through the Company's affiliated international distributors which accounted for 89%, 82% and 71%, respectively, of such international sales. See "Success of the Company's Affiliated Distributors" above. The Company expects that international sales will continue to represent a significant portion of its total sales. Sales to customers outside the United States are subject to risks, including the imposition of governmental controls, the need to comply with a wide variety of foreign and U.S. export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, longer payment cycles typically associated with international sales, and the greater difficulty of administering business overseas as well as general economic conditions. The Japan and Asia-Pacific markets have been extremely competitive and the semiconductor device manufacturers located there have been very aggressive in seeking price concessions from suppliers.

Although substantially all the Company's direct international sales are denominated in U.S. dollars, both direct sales by the Company and sales through its affiliated international distributors may be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. Moreover, while sales by Metron are also generally denominated in U.S. dollars, their expenses are denominated in foreign currencies and, consequently, their operating results may be directly affected by changes in exchange rates. Sales by m-FSI are denominated in yen and, accordingly, the Company's equity interest in the earnings of m-FSI is affected by fluctuations in dollar/yen exchange rates. Furthermore, although the Company endeavors to meet technical standards established by foreign regulatory bodies, there can be no assurance that the Company will be able to comply with changes in foreign standards in the future. The inability of the Company to design products to comply with foreign standards could have a material adverse effect on the Company. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as the laws of the United States.

LITIGATION

The Company recently settled a patent infringement lawsuit. The Company could in the future become involved in additional litigation or be the subject of patent infringement inquiries. There can be no assurance about the outcome of any future litigation or patent infringement inquiries and whether they will adversely impact the Company's business or results of operations.

In the normal course of business, the Company from time to time becomes involved in litigation that may ultimately result in a liability to the Company. It is the opinion of management that facts known at the present time do not indicate that there is a probability that any such litigation would have a material effect on the Company's operations or its financial position. As of August 29, 1998, the Company believes it is not involved in any litigation that will have a material impact on the Company.

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

It is anticipated that all reprogramming efforts for internally used IT systems will be complete by March 31, 1999, allowing adequate time for testing.* The non-IT systems generally require third-party assurances as to compliance. To date, confirmations have not been received from all of the Company's vendors indicating that plans are being developed to address processing of transactions in the Year 2000. Non-IT systems often contain embedded technology that cannot be repaired and must be replaced. Availability of resources, unexpected delays as well as coding issues may impact the Company's ability to complete the reprogramming by March 31, 1999, or our vendors' ability to become Year 2000 compliant.* There can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal operating systems, which are composed predominantly of third party software and hardware technology or by the inability of vendors to correct their Year 2000 issues.

The divisions have completed the analysis of each of their product lines to determine if hardware and software are Year 2000 compliant. The majority of the Company's current standard product lines are believed to be Year 2000 compliant. It is the goal of each division to be Year 2000 compliant by December 31, 1998.*


There can be no assurance that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to the Company, including repair costs and costs incurred in litigation due to any such defects. Many commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues. Because of the unprecedented nature of such litigation, and the Company's current lack of knowledge as to whether its products are Year 2000 compliant, there can be no assurance that the Company will not be materially adversely affected by claims related to Year 2000 compliance.


The Company incurred approximately $400,000 to address the Year 2000 problem during fiscal 1998 and expects to incur approximately $450,000 in fiscal 1999.*

The Company is in the process of establishing a contingency plan if the Company's IT and non-IT systems are not Year 2000 compliant. It is anticipated that the contingency plan will be completed by March 1999.*

MARKET RISKS

The Company is exposed to certain market risks based on outstanding debt obligations of $42 million as of August 29, 1998. As discussed in note 11 of the consolidated financial statements, the fixed interest rates range from 7.15% to 7.27% and have maturity dates through December 2006. The Company does not have investments in derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     FSI INTERNATIONAL, INC. & SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended August 29, 1998, August 30, 1997 and  August 31, 1996



                                                                          1998                1997                1996
                                                                    -----------------  ------------------   -----------------

Sales (including sales to affiliates of $79,757,000,                    $217,894,406         $252,441,241        $304,040,806
$73,626,000 and $76,437,000, respectively)
Cost of goods sold                                                       149,655,006          158,128,519         174,238,449
                                                                    ----------------   ------------------   -----------------
     Gross profit                                                         68,239,400           94,312,722         129,802,357

Selling, general and administrative expenses                              63,693,305           56,490,877          58,742,058
Research and development expenses                                         42,974,920           39,712,736          40,997,860
                                                                    ----------------   ------------------   -----------------
     Operating (loss) income                                             (38,428,825)          (1,890,891)         30,062,439

Interest expense                                                          (3,195,435)          (1,748,555)           (464,583)
Interest income                                                            4,869,662            4,218,432           4,662,888
Other expense, net                                                          (250,742)             (11,731)            (73,220)
     Income (loss) before income taxes                                   (37,005,340)             567,255          34,187,524

Income tax (benefit) expense                                             (14,000,000)            (675,649)         10,250,000
                                                                    ----------------   ------------------   -----------------

Income (loss) before minority interest and equity in
     earnings of affiliates                                              (23,005,340)           1,242,904          23,937,524

Minority interest                                                            378,975             (314,380)           (497,560)
Equity in earnings of affiliates                                             674,274            3,711,451           5,108,442

                                                                    ----------------   ------------------   -----------------
     Net (loss) income                                                  ($21,952,091)          $4,639,975         $28,548,406
                                                                    ================   ==================   =================

     Net (loss) income per common share - Basic                               ($0.96)               $0.21               $1.29
     Net (loss) income per common share - Diluted                             ($0.96)               $0.20               $1.23

Weighted average common shares                                            22,801,415           22,465,928          22,176,641

Weighted average common shares and common
   share equivalents                                                      22,801,415           23,373,596          23,207,450




The accompanying notes are an integral part of the consolidated financial statements.

                     FSI INTERNATIONAL, INC. & SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
                                                                                          AUGUST 29,         AUGUST 30,
ASSETS                                                                                       1998               1997
--------------------------------------------------------------------------------      ------------------ -----------------
Current assets:
     Cash and cash equivalents                                                               $75,384,024       $79,186,746
     Marketable securities                                                                    13,495,411        10,022,596
     Trade accounts receivable, less allowance for doubtful
        accounts of $3,113,000 and $2,127,000, respectively                                   33,818,525        54,161,499
     Trade accounts receivable from affiliates                                                12,644,219        10,092,769
     Inventories                                                                              50,152,429        61,990,473
     Deferred income tax benefit                                                              13,499,119        11,835,439
     Refundable income taxes                                                                  10,637,318                 -
     Prepaid expenses and other current assets                                                 8,414,318         6,182,794
                                                                                      ------------------ -----------------
        Total current assets                                                                 218,045,363       233,472,316

Property, plant and equipment, net                                                            68,787,793        76,665,073
Investment in affiliates                                                                      15,408,400        15,975,834
Deposits and other assets                                                                      3,832,467         3,937,844
Deferred income tax benefit                                                                    4,383,558         1,101,334
                                                                                      ------------------ -----------------
                                                                                            $310,457,581      $331,152,401
                                                                                      ================== =================
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt                                                         65,418           118,200
     Trade accounts payable                                                                   18,999,777        24,349,713
     Accrued expenses                                                                         25,226,720        26,398,976
     Customer deposits                                                                         4,969,645         2,816,617
     Deferred revenue                                                                         12,739,504         8,910,824
                                                                                      ------------------ -----------------
        Total current liabilities                                                             62,001,064        62,594,330

Long-term debt, less current maturities                                                       42,064,496        42,137,894
Deferred income taxes                                                                             24,016             3,340
Minority interest                                                                              1,991,738         2,077,208
Stockholders' equity:
     Preferred stock, no par value; 9,700,000 shares
        authorized; none issued and outstanding                                                        -                 -
     Series A Junior Participating Preferred Stock, no par
        value; 300,000 shares authorized; none issued and outstanding.                                 -                 -
     Common stock, no par value; 50,000,000 shares
        authorized; issued and outstanding, 23,034,562
        and 22,583,174 shares, respectively                                                  163,307,107       159,706,639
     Retained earnings                                                                        43,033,192        64,985,283
     Cumulative translation adjustment                                                        (1,964,032)         (352,293)
                                                                                      ------------------ -----------------
        Total stockholders' equity                                                           204,376,267       224,339,629
                                                                                      ------------------ -----------------
Commitments (Notes 6, 9, 11, 19 and 21)
                                                                                            $310,457,581      $331,152,401
                                                                                      ================== =================


The accompanying notes are an integral part of the consolidated financial statements.

                     FSI INTERNATIONAL, INC. & SUBSIDIARIES





CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended August 29, 1998, August 30, 1997 and August 31, 1996



                                                         COMMON STOCK
                                                 ------------------------------                   CUMULATIVE
                                                   NUMBER OF                       RETAINED      TRANSLATION
                                                    SHARES          AMOUNT         EARNINGS       ADJUSTMENT         TOTAL
                                                 -------------  --------------- -------------  ---------------  --------------
Balance, August 26, 1995                            21,999,818     $144,387,884   $41,020,002       $1,258,695    $186,666,581
Stock issuance                                         362,238        1,817,747                                      1,817,747
                                                                                            -                -
Tax benefit from stock options exercised                              2,932,197                                      2,932,197
                                                             -                              -                -
Reclassification of undistributed
   S Corporation earnings to common stock                    -        8,594,000    (8,594,000)               -
                                                                                                                             -
S Corporation distributions to Semiconductor                 -
   Systems' shareholders                                                      -      (629,100)               -        (629,100)
Change in cumulative translation
   adjustment                                                                                       (1,208,466)     (1,208,466)
                                                             -                -             -
Net income                                                   -                -    28,548,406                -      28,548,406
                                                 -------------  --------------- -------------  ---------------  --------------
Balance, August 31, 1996                            22,362,056      157,731,828    60,345,308           50,229     218,127,365

Stock issuance                                         221,118        1,710,417                              -       1,710,417
                                                                                            -
Tax benefit from stock options exercised                     -          264,394                              -         264,394
                                                                                            -
Change in cumulative translation adjustment                  -                -             -         (402,522)       (402,522)
Net income                                                   -                -     4,639,975                -       4,639,975
                                                 -------------  --------------- -------------  ---------------  --------------
Balance, August 30, 1997                            22,583,174      159,706,639    64,985,283         (352,293)    224,339,629

Stock issuance                                         451,388        3,365,772             -                -       3,365,772
Tax benefit from stock options exercised                     -          234,696             -                -         234,696
Change in cumulative translation
   adjustment                                                -                -             -       (1,611,739)     (1,611,739)
Net loss                                                     -                -   (21,952,091)               -     (21,952,091)
                                                 =============  =============== =============  ===============  ==============
Balance, August 29, 1998                            23,034,562     $163,307,107   $43,033,192      ($1,964,032)   $204,376,267
                                                 =============  =============== =============  ===============  ==============








The accompanying notes are an integral part of the consolidated financial statements.

                     FSI INTERNATIONAL, INC. & SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended August 29, 1998, August 30, 1997 and August 31, 1996


                                                                          1998               1997               1996
                                                                    ----------------   -----------------  -----------------
OPERATING ACTIVITIES
Net (loss) income                                                       ($21,952,091)         $4,639,975        $28,548,406
Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
    Minority interest                                                       (378,975)            314,380            497,560
    Depreciation and amortization                                         15,887,848          12,285,993          8,209,407
    Provision for deferred income taxes                                   (4,925,228)         (3,229,075)        (2,281,255)
    Provision for allowance for doubtful accounts                            986,000             284,000            609,000
    Provision for inventory reserves                                      11,603,435           4,779,502          3,325,778
    Disposal of inventory                                                (10,791,520)         (1,619,000)        (1,638,000)
    Equity in earnings of affiliates                                        (674,274)         (3,711,451)        (5,108,442)
    Loss on disposal of equipment                                            470,679              76,960                  -
    Changes in operating assets and liabilities:
         Trade accounts receivable                                        16,805,524          16,223,106        (28,026,666)
         Inventories                                                      11,026,129          (1,075,681)       (25,185,637)
         Prepaid expenses and other current assets                       (12,868,842)           (848,716)          (306,027)
         Trade accounts payable                                           (5,349,936)         (6,484,757)         3,822,320
         Accrued expenses                                                   (937,560)         (3,405,909)         8,229,246
         Customer deposits                                                 2,153,028            (893,930)         1,095,673
         Deferred revenue                                                  3,828,680            (913,869)         4,102,663
         Other                                                              (576,861)            196,984           (104,115)
                                                                    ----------------   -----------------  -----------------
Net cash provided by (used in) operating activities                        4,306,036          16,618,512         (4,210,089)

INVESTING ACTIVITIES
Investment in joint ventures, net of cash received                                 -             537,282                  -
Acquisition of property, plant and equipment                              (7,765,672)        (42,880,233)       (33,111,987)
Purchase of marketable securities                                        (13,306,196)        (14,331,765)       (32,679,361)
Sale of marketable securities                                                      -          23,059,364          7,028,937
Maturities of marketable securities                                        9,833,381           4,366,289         18,357,222
(Increase) decrease in deposits and other assets                            (610,198)           (116,552)            61,939
                                                                    ----------------   -----------------  -----------------
   Net cash used in investing activities                                 (11,848,685)        (29,365,615)       (40,343,250)

FINANCING ACTIVITIES
Minority interest's investment in CME                                        500,335                   -                  -
Debt financing costs                                                               -            (338,872)                 -
Proceeds from issuance of long-term debt                                           -          42,000,000            105,265
Principal payments on long-term debt                                        (126,180)           (241,854)          (240,866)
Payments on notes payable to bank                                                  -                   -        (14,461,656)
Advances on notes payable to bank                                                  -                   -          9,961,656
S Corporation distribution payments                                                -                   -           (629,100)


Net proceeds from issuance of common stock                                 3,365,772            1,710,417        1,612,122
                                                                    ----------------   ------------------ ----------------
   Net cash provided by (used in) financing activities                     3,739,927           43,129,691       (3,652,579)
                                                                    ----------------   ------------------ ----------------

Increase (decrease) in cash and cash equivalents                          (3,802,722)          30,382,588      (48,205,918)
Cash and cash equivalents at beginning of year                            79,186,746           48,804,158       97,010,076
                                                                    ================   ================== ================
Cash and cash equivalents at end of year                                 $75,384,024          $79,186,746      $48,804,158
                                                                    ================   ================== ================



The accompanying notes are an integral part of the consolidated financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               FISCAL YEARS ENDED
              AUGUST 29, 1998, AUGUST 30, 1997 AND AUGUST 31, 1996




(1)  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES


Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of FSI International, Inc. and its wholly owned subsidiaries, FSI International, Ltd., a foreign sales corporation (FSC), Applied Chemical Solutions, Inc. and Semiconductor Systems, Inc. The consolidated financial statements also include the accounts of FSI Chemical Management Europe, Limited (CME), and FSI Chemical Management Company Korea, Limited (CMK), joint ventures in which Metron Technology B.V. (Metron Technology), an affiliate of the Company owns 50% and 35%, respectively. CME and CMK have May 31 fiscal year ends and are consolidated utilizing a three-month lag. All significant intercompany balances and transactions have been eliminated in the consolidation.

     The Company's fiscal year ends on the last Saturday in August and is comprised of 52 or 53 weeks. Fiscal 1998 and 1997 consist of 52-week periods and fiscal 1996 consists of a 53-week period.

Revenue Recognition

     Revenue related to the majority of the Company's products is recognized upon shipment, except for newly introduced products and for initial customer installments, which are recognized upon the successful completion of an evaluation period. Revenue on chemical management systems, for which the Company has certain responsibility for facilities engineering and design work, as well as installation, is recognized upon successful completion of the projects' phases and milestones. Losses on such projects are recognized in the period in which it is determined that it is probable that a loss might be incurred and the amount of loss can be reasonably estimated.


Cash and Cash Equivalents

     All highly liquid investments purchased with an original effective maturity of three months or less are considered to be cash equivalents.

Marketable Securities

     The Company classifies its marketable debt securities as available-for-sale and carries these securities at fair market value. Unrealized holding gains and losses are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized (See Note 3).

Inventories

     Inventories are valued at the lower of cost, determined by the first-in, first-out method, or net realizable value.

Property, Plant and Equipment

     Building and related costs are carried at cost and depreciated on a straight-line basis over a 30-year period. Leasehold improvements are carried at cost and amortized over a 3 to 15 year period or the term of the underlying lease, whichever is shorter. Equipment is carried at cost and depreciated on a straight-line method over its estimated economic life. Principal economic lives for equipment are 1 to 7 years. Software developed for internal use is amortized over 3 years. When assets are retired or disposed of, the cost and accumulated depreciation thereon is removed from the accounts and gains or losses are included in other income (expense). Maintenance and repairs are expensed as incurred; significant renewals and improvements are capitalized.

Patents and License Fees

     Patents and license fees are capitalized and amortized over their estimated economic or legal lives, whichever is shorter, ranging up to 5 years.

Investment in Affiliates

     The Company's investment in affiliated companies consists of a 37.5% interest in Metron Technology and a 49.0% interest in m-FSI Ltd. Each investment is accounted for by the equity method utilizing a three-month and two-month lag due to the affiliates' May and June year ends, respectively. Summary financial information for these affiliates is included in Note 9.

Income Taxes

     Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting. The Company accounts for tax credits as reductions of income tax expense in the year in which such credits are allowable for tax purposes.

Product Warranty

     The Company, in general, warrants new equipment manufactured by the Company to the original purchaser to be free from defects in material and workmanship for one to two years, depending upon the product or customer agreement. Provision is made for the estimated cost of maintaining product warranties at the time the product is sold.

Foreign Currency Translation

     Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates. Operating results for subsidiaries and investees are translated into U.S. dollars using the average rates of exchange prevailing during the year. Unrealized gains or losses resulting from translating subsidiaries and investees are included in the cumulative translation adjustment account in stockholders' equity.

Net Income Per Common Share

     The Company adopted SFAS No. 128, "Earnings per Share" during fiscal 1998. Basic earnings per share are computed by dividing net income by weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of dilutive common stock equivalents. As a result, the Company's reported earnings per share for prior periods were restated. There was no material impact on reported earnings per share data when compared to basic and diluted earnings per share calculated under the provisions of SFAS No. 128 for fiscal 1997 and 1996.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Employee Stock Plans

     In accordance with the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," the Company may elect to continue to apply the provisions of Accounting Principles Board's Opinion No. 25 (ABP 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option and stock purchase plans or adopt the fair value method of accounting prescribed by SFAS
123. The Company has elected to continue to account for its stock plans using APB 25, and therefore is not required to recognize compensation expense in connection with these plans. Companies that continue to use APB 25 are required to present in the notes to the consolidated financial statements the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value of options granted (see Note 14).

Reclassifications

Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

(2)  REALIGNMENT OF THE COMPANY

     During the fourth quarter of fiscal 1998, the Company announced the realignment of its business due to current industry conditions. The Company recorded realignment charges of approximately $12,500,000 consisting of $1,200,000 for a reduction in its workforce, $1,600,000 for consolidation of facilities, $8,800,000 for additional inventory reserves and $900,000 for allowance for doubtful accounts. The reduction in workforce resulted in approximately 200 positions being eliminated.

     These charges are reflected in the statement of operations consisting of $9,100,000 of cost of goods sold expenses, $3,000,000 of selling, general and administrative expenses and $400,000 of research and development expenses.

     The Company anticipates future cash outlays related to the realignment charges will be $1,600,000 primarily related to the consolidation of facilities.

(3)  Concentration of Risk and Financial Instruments

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, marketable securities and trade accounts receivable.

     The Company's customers consist of microelectronics manufacturers located throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from them. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable.

     The Company invests in a variety of financial instruments such as municipal bonds, commercial paper and money market fund shares. The Company, by policy, limits the amount of credit exposure with any one financial or commercial issuer.

     The Company's financial instruments reflected on the balance sheet, including cash and cash equivalents, marketable securities, accounts receivable, notes payable, accounts payable and accrued expenses, approximate fair value at August 29, 1998, due to their short maturities.

     As of August 29, 1998 and August 30, 1997, all marketable securities are classified as available-for-sale. At August 29, 1998, marketable securities of $13,495,411 consist of commercial paper, certificates of deposit and corporate bonds that contractually mature in the next year.

     At August 29, 1998, $70,981,860 of investments in debt securities purchased with an original effective maturity date of less than three months are included in cash and cash equivalents on the balance sheet.

         Gross unrealized holding gains and losses and gross realized gains and losses on sales of marketable securities were not significant as of and for the years ended August 29, 1998 and August 30, 1997. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available to meet the Company's current cash requirements.

(4)  ACQUISITIONS

     On April 4, 1996, the Company completed the acquisition of Semiconductor Systems, Inc. (Semiconductor Systems). In connection with the acquisition, the Company issued approximately 1,739,200 shares of its common stock. In addition, the Company issued options for approximately 60,800 shares of the Company's common stock in substitution of previously outstanding options to acquire shares of Semiconductor System's common stock. There were approximately $800,000 of acquisition costs and expenses charged to selling, general and administrative expenses in fiscal 1996 related to the SSI acquisition.

(5)  EARNINGS PER SHARE

     Basic and Dilutive earnings per share are as follows:


                                                                         BASIC               EFFECT OF         DILUTIVE EARNINGS
                                                                    EARNINGS (LOSS)          DILUTIVE              (LOSS) PER
                                                                       PER SHARE            SECURITIES               SHARE
                                                                --------------------    -----------------   ---------------------
                                                 Net                Income (Loss)                                 Income (Loss)
                                               Income                available to              Stock           available to common
                                               (Loss)            common stockholders          Options             stockholders
                                        --------------------    --------------------    -----------------    ---------------------
AUGUST 29, 1998*
Loss                                            ($21,952,091)           ($21,952,091)                   -             ($21,952,091)
Shares                                                     -              22,801,415                    -               22,801,415
Per Share Amount                                           -                  ($0.96)                   -                   ($0.96)

AUGUST 30, 1997
Income                                            $4,639,975              $4,639,975                    -               $4,639,975
Shares                                                     -              22,465,928              907,668               23,373,596
Per Share Amount                                           -                   $0.21               ($0.01)                   $0.20

AUGUST 31, 1996
Income                                           $28,548,406             $28,548,406                    -               28,548,406
Shares                                                     -              22,176,641            1,030,809               23,207,450
Per Share Amount                                           -                   $1.29               ($0.06)                   $1.23

* The effect of stock options was not included in the calculation of dilutive earnings per share for the year ended August 29, 1998 because their inclusion would have been anti-dilutive.


(6)  RELATED PARTY TRANSACTIONS AND OTHER LEASE COMMITMENTS

     The Company has operating lease agreements for equipment and manufacturing and office facilities. Certain of the lease agreements are with partnerships of which a partner is an officer, director and shareholder of the Company.

     The lease for the Company's headquarters is a lease with such a partnership (Lake Hazeltine Properties). The agreement provides for a base monthly rental of $58,333, plus payment of executory costs such as property taxes, maintenance and insurance.

     Future minimum lease payments for all leases with noncancellable lease terms in excess of one year at August 29, 1998 are as follows:


                                                     RELATED
                                                       PARTY                OTHER
                                                      LEASES               LEASES               TOTAL
                                                 ----------------     -----------------    ---------------
 Fiscal Year Ending August:
          1999                                         $  797,200            $1,810,110         $2,607,310
          2000                                            797,200             1,407,250          2,204,450
          2001                                            105,840               895,780          1,001,620
          2002                                            105,840                28,490            134,330
          2003                                                  -                18,010             18,010
          Thereafter                                            -                 2,820              2,820
                                                 ================     =================    ===============
       Total minimum lease payments                    $1,806,080            $4,162,460         $5,968,540
                                                 ================     =================    ===============

Rental expense for all operating leases consisted of the following:


                                                                 AUGUST 29,           AUGUST 30,          AUGUST 31,
      FISCAL YEAR ENDED                                             1998                 1997                1996
                                                              ----------------     ----------------    ----------------
      Rent expense for related party leases                         $  797,200           $  792,400          $  927,400
      Rent expense for other operating leases                        1,765,200            2,025,900           2,027,000
                                                              ----------------     ----------------    ----------------
                                                                    $2,562,400           $2,818,300          $2,954,400
                                                              ================     ================    ================

 (7) INVENTORIES

   Inventories are summarized as follows:

                                                                       AUGUST 29,              AUGUST 30,
                                                                          1998                    1997
                                                                   -------------------     -------------------

         Finished products                                                 $ 4,220,843             $ 7,539,031
         Work in process                                                    11,347,129              18,341,911
         Subassemblies                                                      11,214,265               9,545,857
         Raw materials and purchased parts                                  23,370,192              26,563,674
                                                                   -------------------     -------------------

                                                                           $50,152,429             $61,990,473
                                                                   ===================     ===================


(8)  PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment are as follows:

                                                                             AUGUST 29,              AUGUST 30,
                                                                                1998                    1997
                                                                         ------------------     --------------------
             Land                                                             $  1,992,029             $  1,992,029
             Building and leasehold improvements                                52,751,392               52,186,798
             Office furniture and equipment                                     33,847,970               31,096,055
             Manufacturing equipment                                             5,993,493                5,605,442
             Lab equipment                                                      14,014,514               11,983,673
             Tooling                                                               393,782                  393,782
             Vehicles                                                              184,323                  139,107
             Construction in progress                                            3,071,026                2,152,845
                                                                         -----------------      -------------------
                                                                               112,248,529              105,549,731
             Less accumulated depreciation and amortization                    (43,460,736)             (28,884,658)
                                                                         -----------------      -------------------
                                                                              $ 68,787,793             $ 76,665,073
                                                                         =================      ===================

     Interest is capitalized in connection with the construction of major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In fiscal 1997 approximately $580,000 of interest was capitalized. No interest was capitalized in 1998 or 1996.

(9)  INVESTMENTS IN AFFILIATES

     On July 6, 1995, Metron Semiconductors Europa B.V., an affiliate of the Company, acquired Transpacific Technology Corporation (TTC), a U.S. company. This transaction was accounted for using purchase accounting. The newly consolidated entity changed its name to Metron Technology B.V. (Metron Technology). The Company's ownership in Metron Technology is 37.5%. In conjunction with the acquisition of TTC, Metron Technology and five shareholder-employees entered into an Amended and Restated Buy and Sell Agreement (the "Buy-Sell Agreement") effective as of July 1995. The Buy-Sell Agreement provides for the repurchase, under certain circumstances, of the outstanding shares and options of the five shareholder-employees. Under the terms of the Buy-Sell Agreement, the shareholder-employees have certain put rights and Metron Technology has certain call rights on the shares and options owned by the shareholder-employees. Until June 1, 2000, the purchase obligations of Metron Technology are subject to the occurrence of certain specified events, namely death, permanent disability or termination of employment of the shareholder-employees. The Buy-Sell Agreement terminates upon a change in control or the completion of a qualified initial public offering by Metron Technology.

     Under the terms of the Buy-Sell Agreement, the maximum obligation of Metron Technology during any fiscal year is redetermined annually until the fiscal year beginning June 1, 2000. In general, Metron Technology's payment obligations are subject to an annual limit equal to one half of the sum of the previous fiscal year's net income and the non-cash flow items reported in the consolidated financial statements. Any obligation remaining is carried forward to the following fiscal year. At May 31, 1998 and 1997, the value of the Buy-Sell Agreement rights for the shareholder-employees amounted to approximately $9,700,000 and $11,000,000, respectively. Under certain conditions, the Company, along with another corporate shareholder may have to assume this obligation.

     A summary of assets, liabilities and results of operations for Metron Technology and m-FSI Ltd. accounted for by the equity method is as follows (dollars in thousands):


Metron Technology:

                                                                            MAY 31,
                                               ---------------------------------------------------------
                                                     1998                1997                1996
                                               -----------------    ----------------    ----------------
       Current assets                                   $81,484            $ 77,211            $ 89,594
       Noncurrent assets                                 15,476              14,382              13,501
       Current liabilities                               61,359              54,934              70,471
       Noncurrent liabilities                             2,375               2,371               2,243
       Total stockholders' equity                        33,226              34,288              30,381

                                                                   FISCAL YEAR ENDED MAY 31,
                                               ---------------------------------------------------------
                                                     1998                1997                1996
                                               -----------------    ----------------    ----------------
       Sales                                           $224,913            $255,283            $233,302
       Net income                                           414               4,614               9,658

m-FSI Ltd:


                                                                        JUNE 30,
                                                 --------------------------------------------------------
                                                      1998                 1997               1996
                                                 ----------------     ---------------    ----------------

       Current assets                                    $14,928             $18,639             $15,609
       Noncurrent assets                                   5,744               3,126               1,780
       Current liabilities                                11,610              13,660              12,438
       Noncurrent liabilities                              2,116                 217                 132
       Total stockholders' equity                          6,946               7,888               4,819


                                                                    FISCAL YEAR ENDED JUNE 30,
                                                 --------------------------------------------------------
                                                      1998                 1997               1996
                                                 ----------------     ---------------    ----------------
       Sales                                             $24,078             $30,207             $22,567
       Net income                                            523               3,215               1,931

     Metron Technology operates mainly in Europe, Asia Pacific and the United States. m-FSI Ltd. operates in Japan.

     The Company sold approximately $79,757,000, $73,626,000 and $76,437,000 of its products in the aggregate to Metron Technology and m-FSI Ltd. in fiscal 1998, 1997 and 1996, respectively. In addition, the Company paid Metron Technology a commission for direct sales to Asia-Pacific customers of $1,523,000, $1,774,00 and $2,963,000 for fiscal years 1998, 1997 and 1996, respectively. At August 29, 1998 and August 30, 1997, trade accounts receivable from affiliates was approximately $12,644,000 and $10,093,000, respectively.

     On July 13, 1998, Metron Technology acquired substantially all the outstanding shares of Kyser. Under the terms of the Merger Agreement, each outstanding share of Kyser's common stock acquired was converted into 16.5 shares of the Metron Technology's common shares. Accordingly, Metron Technology issued 1,582,683 new common shares to the shareholders of Kyser. Kyser is a stocking distributor of materials and components which markets both high-purity and industrial-use products in Texas and five other states.

     The merger will be accounted for as a pooling of interests. As a result of this merger, the Company's ownership was diluted to 31.8%.

(10) ACCRUED EXPENSES

Accrued expenses are summarized as follows:


                                                                     AUGUST 29, 1998       AUGUST 30, 1997
                                                                   ------------------    -------------------
                   Commissions                                            $   880,038            $ 1,206,077
                   Commissions due to affiliates                              123,377                582,100
                   Income taxes                                                     -              1,276,587
                   Salaries and bonuses                                     4,904,684              4,857,761
                   Pension and profit sharing                               1,475,569              1,397,293
                   Product warranty                                         8,931,188             10,795,916
                   Other                                                    8,911,864              6,283,242
                                                                   ------------------    -------------------
                                                                          $25,226,720            $26,398,976
                                                                   ==================    ===================

(11) DEBT

     Long-term debt is summarized as follows:

                                                                                    AUGUST 29,         AUGUST 30,
                                                                                       1998               1997
                                                                                  --------------     ---------------
              Unsecured Senior Notes; interest rates ranging from
                 7.15% to 7.27% through December, 2006                               $42,000,000         $42,000,000
              Capital leases on equipment; interest rates ranging from 8.83% to
                12.68% through September 2000, secured by underlying equipment
                                                                                         129,914             249,700
              Other                                                                            -               6,394
                                                                                  --------------     ---------------
                                                                                      42,129,914          42,256,094
                  Less current maturities                                                (65,418)           (118,200)
                                                                                  --------------     ---------------
                                                                                     $42,064,496         $42,137,894
                                                                                  ==============     ===============

         Future payments of long-term debt are as follows:



                 Fiscal Year Ending
                 ------------------
                    1999                                            $    65,418
                    2000                                              6,059,535
                    2001                                              7,719,247
                    2002                                              7,714,286
                    2003                                              7,714,286
                    Thereafter                                       12,857,142
                                                         ======================
                                                                    $42,129,914
                                                         ======================

     On December 19, 1996, the Company completed a private debt placement for $30.0 million of 7.15% senior unsecured notes due 2004 and $12.0 million of 7.27% senior unsecured notes due 2006. The notes are subject to certain affirmative and negative convenants, including financial ratio tests such as an indebtedness ratio and a tangible net worth test.

     At August 29, 1998, the Company had a stand-by letter of credit for approximately $1,400,000. This stand-by letter of credit was issued in connection with a performance bond for a chemical management project and can be drawn against if certain performance requirements are not met.

(12) INCOME TAXES


     The provision for income tax (benefit) expense is summarized as follows:



                                                                  August 29,            August 30,             August 31,
                Fiscal Year Ended                                    1998                  1997                   1996
                                                             -------------------     ----------------      ------------------
                Current:
                         Federal                                   ($  9,490,000)         $ 2,763,000             $11,997,000
                  Foreign                                               (260,000)             333,000                 419,000
                         State                                            52,000              459,000               1,781,000
                                                             -------------------     ----------------      ------------------
                                                                      (9,698,000)           3,555,000              14,197,000
                                                             -------------------     ----------------      ------------------
                Deferred:
                         Federal                                      (2,698,000)          (3,750,000)             (3,694,000)
                  Foreign                                                      -               32,000                  26,000
                  State                                               (1,604,000)            (512,000)               (279,000)
                                                             -------------------     ----------------      ------------------
                                                                      (4,302,000)          (4,230,000)             (3,947,000)
                                                             -------------------     ----------------      ------------------
                                                                    ($14,000,000)         $  (675,000)            $10,250,000
                                                             ===================     ================      ==================


     In fiscal 1998, 1997 and 1996, there was a tax benefit of $234,696, $264,394 and $2,932,197, respectively, credited to stockholders' equity associated with the exercise of stock options.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 29, 1998 and August 30, 1997 are as follows:



                                                                                AUGUST 29,            AUGUST 30,
                                                                                   1998                  1997
                                                                           --------------------   -------------------
              Deferred tax assets:
                       Inventory differences                                        $ 4,808,000           $ 3,318,000
                       Deferred revenue                                                 811,000             1,209,000
                       Accounts receivable                                            1,190,000               808,000
                       Property, plant and equipment                                    682,000             1,220,000
                       Alternativeminimumtaxcarry forwards                            2,572,000                     -
                       Net operating loss carry forwards                              1,199,000                     -
                       Accruals                                                       4,583,000             5,557,000
                       Other, net                                                     2,038,000               854,000
                                                                           --------------------   -------------------
                          Total gross deferred tax assets                            17,883,000            12,966,000
                                                                           --------------------   -------------------

              Deferred tax liabilities:
                       Other, net                                                        24,000                32,000
                                                                           --------------------   -------------------
                            Total gross deferred tax liabilities                         24,000                32,000
                                                                           --------------------   -------------------
                                Net deferred tax assets                             $17,859,000           $12,934,000
                                                                           ====================   ===================


     The effective income tax (benefit) expense differs from the expected statutory federal income tax as follows:


                                                                   AUGUST 29,            AUGUST 30,          AUGUST 31,
FISCAL YEAR ENDED                                                     1998                  1997                1996
                                                              -------------------     ---------------      --------------
Expected federal income tax (benefit) expense                        ($12,951,000)          $ 199,000         $11,966,000
State income (benefit) expense, net of federal (benefit)
expense                                                                (1,009,000)            (52,000)            991,000
Research activities credit                                               (412,000)           (580,000)           (171,000)
Tax-exempt interest income                                                 (2,000)           (489,000)           (490,000)
Foreign sales corporation                                                       -             (18,000)           (685,000)
S Corporation net income                                                        -                   -            (263,000)
Establishment of S Corporation deferred tax asset                               -                   -          (1,500,000)
Other items, net                                                          374,000             265,000             402,000
                                                              -------------------     ---------------      --------------

                                                                     ($14,000,000)          $(675,000)        $10,250,000
                                                              ===================     ===============      ==============

     The Company has net operating loss carryforwards for federal purposes of approximately $500,000 that will expire in the fiscal year 2018 if not utilized. The Company has net operating loss carryforwards for state purposes of approximately $20,000,000 which will expire at various times, beginning in fiscal year 2004, if not utilized.

     The Company utilized approximately $259,000 of net operating loss carryforwards from ACS in fiscal year 1996.

     At August 29, 1998, the Company has recorded net deferred tax assets of $17,859,000. Based on an assessment of the Company's taxable earnings history and prospective future taxable income as well as tax planning strategies available to management, which includes sale or disposal of assets to produce current taxable income, management has determined that it is more likely than not that its net deferred tax assets will be realized in future periods. The Company may be required to provide a valuation allowance for this asset in the future if it does not generate sufficient taxable income as planned.

     At August 29, 1998, there were approximately $12,684,000 of accumulated undistributed earnings of subsidiaries outside the United States that are considered to be reinvested indefinitely, subject to cash flow requirements. It is not practicable to estimate the deferred tax liability related to such undistributed earnings. If such earnings were remitted to the Company, applicable U.S. federal income and foreign withholding taxes would be substantially offset by available foreign tax credits.



(13) PENSION AND PROFIT SHARING PLANS

     The Company has a defined contribution pension plan covering substantially all employees. Total pension cost for fiscal 1998, 1997 and 1996 was $1,966,310, $1,818,376 and $1,408,086, respectively. There is no past service liability.

     The Company's joint venture, CME, has a fully insured pension plan for its present directors and employees. Total pension cost for fiscal 1998, 1997 and 1996 for CME was approximately $135,400, $66,500 and $74,500, respectively.

     The Company also has Employee 401(k) Retirement Plans, which allow for discretionary profit sharing contributions, covering eligible employees. Contributions under the plans are determined by means of a formula or at the discretion of the Board of Directors. Contributions accrued for in fiscal 1996 were $250,000. There were no contributions accrued in 1998 and 1997.

(14) STOCKHOLDERS' EQUITY

     In addition to other stock based plans, the Company has a 1997 Omnibus Stock Plan (the Plan). The Plan, which was approved by the Company's shareholders, authorizes stock based awards ("Awards") to purchase up to 1,750,000 shares of the Company's common stock. Under the Plan, the Plan Committee has the power to make Awards, to determine when and to whom Awards will be granted, the form of each Award, the amount of each Award, and any other terms or conditions of each Award consistent with the Plan.

The activity under stock option plans of the Company is as follows:


                                                                       NUMBER OF SHARES
                                                            --------------------------------------          WEIGHTED
                                                                                                             AVERAGE
                                                               AVAILABLE                                    EXERCISE
                                                                  FOR                                       PRICE PER
         ACTIVITY DESCRIPTION                                    GRANT               OUTSTANDING              SHARE
                                                            ----------------      -----------------     -----------------
         August 26, 1995                                             106,713              1,589,312                 $6.64
         Additional shares authorized for
                    1994 Omnibus Stock Option Plan                   500,000                      -                     -
                  Granted                                           (422,161)               422,161                 16.85
                  Exercised                                                -               (227,300)                 2.10
                  Canceled                                            62,880                (64,547)                15.28
                                                            ----------------       ----------------
         August 31, 1996                                             247,432              1,719,626                  9.43
         Additional shares authorized for
                    1997 Omnibus Stock Option Plan                 1,000,000                      -                     -
                  Granted                                         (1,019,817)             1,019,817                 12.02
                  Exercised                                                -               (129,360)                 4.78
                  Canceled                                           208,385               (511,291)                17.83
                                                            ----------------       ----------------
         August 30, 1997                                             436,000              2,098,792                 $9.01
         Additional shares authorized for
                    1997 Omnibus Stock Option Plan                   750,000                      -                     -


                  Granted                                           (822,499)               822,499                  9.70
                  Exercised                                                -               (181,959)                 4.80
                  Canceled                                            66,500               (159,467)                12.63
                                                            ----------------       ----------------
         August 29, 1998                                             430,001              2,579,865                  9.33
                                                            ================       ================
         Number of shares exercisable at
            August 29, 1998                                                               1,150,567                  7.60

         The weighted-average fair value of options granted during 1998 and 1997 was $6.12 and $6.66, respectively.

     At August 29, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.94 - $20.88 and 6.7 years, respectively.

     The following table summarizes information with respect to options outstanding and exercisable at August 29, 1998:

                            OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
---------------------------------------------------------------------------     ------------------------------



        RANGE OF             NUMBER      WEIGHTED-AVERAGE   WEIGHTED-AVERAGE       NUMBER     WEIGHTED-AVERAGE
        EXERCISE               OF            REMAINING          EXERCISE             OF           EXERCISE
         PRICES              SHARES      CONTRACTUAL LIFE        PRICE             SHARES           PRICE
------------------------ --------------- ------------------- ----------------   ------------- ----------------
$ 0.94  - $ 5.00                 381,520         2.9                  $2.20           381,520           $2.20
$ 5.01  - $ 9.00                 776,265         7.9                  $7.40           255,132           $6.89
$ 9.01  - $13.00               1,153,330         7.0                 $11.63           446,895          $11.50
$13.01  - $17.00                 226,750         8.2                 $14.67            46,682          $13.95
$17.01  - $20.88                  42,000         5.6                 $17.43            20,338          $17.31
                         ---------------                                        -------------
$ 0.94  - $20.88               2,579,865         6.7                  $9.33         1,150,567           $7.60
                         ===============                                        =============

     At August 29, 1998 and August 30, 1997, currently exercisable options aggregated 1,150,567 shares and 981,453 shares of common stock, respectively and the weighted-average exercise price of those options was $7.60 and $5.51, respectively.

     On September 25, 1996, the Board of Directors approved the repricing of all unexercised options with an exercise price greater than $11.625; the new exercise price of such options is $11.625. In addition, the vesting periods of the unvested portion of the repriced options were delayed by one year. There were approximately 452,000 options with exercise prices of $12.25 to $29.00 canceled and reissued under the terms described above.

     In fiscal 1993, the Company issued a warrant to purchase 100,000 shares of common stock at an exercise price of $3.75 per share to an unrelated company providing consulting services. The warrant expires on February 2003.

     On May 22, 1997, the Company adopted a Shareholder Rights Plan (the Rights
Plan). Pursuant to the Rights Plan, Rights were distributed as a dividend at the rate of one preferred share purchase right (a Right) for each outstanding share of common stock of the Company. The Rights expire on June 10, 2007, unless extended or earlier redeemed or exchanged by the Company.

     Under the Rights Plan, each Right entitles the registered holder to purchase one-hundredth of a Series A Junior Participating Preferred Share, no par value (Preferred Shares), of the Company at a price of $90. In general, the Rights will become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company recognized no compensation expense in 1998, 1997 or 1996 under APB No. 25.

     If the Company had elected to recognize compensation cost for the stock option plan and employee stock purchase plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net income and net income per common share would have been changed to the pro forma amounts indicated below:


  (In thousands, except per share amounts)                       1998                 1997             1996
                                                           ---------------      ---------------    ------------
  Net (loss) income
         As reported                                             ($21,952)               $4,640         $28,548
         Pro forma                                               ($25,942)               $2,159         $27,233
  Diluted net (loss) income per common share
         As reported                                               ($0.96)                $0.20          $ 1.23
         Pro forma                                                 ($1.14)                $0.09          $ 1.17

     NOTE: The pro forma effect on net income (loss) for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

     The fair value of stock options used to compute pro forma net income and net income per common share disclosures is the estimated present value at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                        OPTIONS                                    ESPP
                                        ----------------------------------------   ------------------------------------
                                            1998         1997           1996           1998         1997        1996
                                        ------------   ---------     -----------   ------------  ----------  ----------
Annualized dividend yield                      0.0%         0.0%            0.0%           0.0%        0.0%        0.0%
Expected stock price volatility               59.0%        59.0%           59.0%          45.0%       66.0%       66.0%
Risk free interest rate                        5.1%         6.3%            5.5%           5.1%        5.8%        5.1%
Expected life (years)                          5.5          3.8             3.8            0.5         1.0         1.0

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the annualized stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.

(15)     EMPLOYEE STOCK PURCHASE PLAN


     The Company has an employee stock purchase plan (the Plan) that enables employees to contribute up to 10% of their wages toward the purchase of the Company's common stock at 85% of the lower of market value at the beginning to the end of the purchases period. Effective January 1, 1998, the Plan was amended from an annual to a semiannual basis plan. In January 1998, the shareholders authorized 350,000 additional shares for the Plan. On June 30, 1998, 123,993 shares were issued at $8.26 per share (grant date fair value of these shares was $9.72). On December 31, 1997 and 1996, 150,067 shares were issued at $10.09 per share (grant date fair value of these shares was $11.87) and 91,765 shares were issued at $12.22 per share (grant date fair value of these shares was $14.38), respectively, under the Plan.

     At August 29, 1998, there were 406,526 shares reserved for future employee purchases of stock under the Plan.

(16) ADDITIONAL SALES INFORMATION

     International sales for the fiscal years 1998, 1997 and 1996 were approximately 41%, 36% and 35%, respectively, of total sales. The basis for determining sales by geographic region is the location that the product is shipped. Included in these percentages and the table below are sales to affiliates (See Note 9.) International sales by geographic area, consisting principally of export sales, are summarized as follows:


                                                  AUGUST 29,               AUGUST 30,               AUGUST 31,
FISCAL YEAR ENDED                                    1998                     1997                     1996
-----------------------------------------     -------------------     --------------------    ----------------------
         Asia                                         $33,503,000              $37,058,000               $54,018,500
         Europe                                        55,619,200               52,192,800                51,862,200
         Other                                            691,700                  447,300                 2,007,500
                                              -------------------      -------------------    ----------------------
                                                      $89,813,900              $89,698,100              $107,888,200
                                              ===================     ====================    ======================

     The following summarizes significant customers comprising 10% or more of the Company's customer sales, which includes sales through affiliates to end-users:


                                        AUGUST 29,           AUGUST 30,        AUGUST 31,
         FISCAL YEAR ENDED                 1998                 1998              1996
--------------------------------   -------------------   ------------------- --------------
         Customer A                         *                      *                  12%
         Customer B                        11%                    17%                 11%

* Sales to respective customer is less than 10% during the fiscal year.

(17) SEGMENT INFORMATION

     In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information," which requires companies to report selected segment information based on the management's approach to internal segment reporting.

     The Company has four segments, Surface Conditioning Division (SCD), Chemical Management Division (CMD), Microlithography Division (MLD) and Shared Services (SS).

     Due to the similarity of production processes, distribution methods, customer base and products/services, the reporting of segment information will be aggregated for Surface Conditioning and Microlithography.

     The Surface Conditioning segment sells products and processes using wet vapor and cryogenic techniques to prepare the surfaces of silicon wafers for subsequent processing and the Microlithography segment supplies photoresist processing equipment and services for the semiconductor, thin film head and multichip module markets.

     The Chemical Management segment supplies a wide range of chemical management systems for microelectronics manufacturers. These systems generate, blend and deliver chemicals to all points of use in a manufacturing facility.

     The Shared Services segment consists of legal, corporate sales and marketing, finance, information services, human resources and other administrative activities. None of the Shared Service costs are allocated to the other segments.

Segment information is as follows:

                                                                       MLD               SHARED
                                                    CMD               & SCD             SERVICES              TOTAL
                                               --------------    ----------------    ---------------     ---------------
1998:
Revenue from external customers                  $56,199,292        $161,695,114     $         -           $217,894,406
Depreciation and amortization                      1,133,044           5,662,564          9,092,240          15,887,848
Segment (loss)                                    (1,930,880)         (5,197,218)       (31,300,727)        (38,428,825)
Realignment charges                                1,224,000           9,276,000          2,000,000          12,500,000
Total assets                                      33,496,000          81,382,000        195,580,000         310,458,000

1997:
Revenue from external customers                  $89,552,821        $162,888,420     $        -            $252,441,241
Depreciation and amortization                        842,063           4,179,231          7,264,699          12,285,993
Segment profit (loss)                             13,116,415          12,028,707        (27,036,013)         (1,890,891)
Total assets                                      38,427,000         104,172,000        188,553,000         331,152,000

1996:
Revenue from external customers                  $70,802,189        $233,238,617     $       -             $304,040,806
Depreciation and amortization                        775,270           2,998,231          4,435,906           8,209,407
Segment profit (loss)                             10,807,571          45,209,086        (25,954,218)         30,062,439

Total assets located outside the United States are as follows:

                                                              1998                      1997
                                                       -------------------      --------------------
                  United Kingdom                               $8,154,015                $5,061,656

                  Korea                                          $790,592                $1,535,092

(18) RESEARCH AND DEVELOPMENT AGREEMENTS

     The Company has received research and development funding commitments from third party organizations. Such funds are not anticipated to cover all costs of the research and development projects involved. The funds received are recorded as reductions of research and development expenses. The Company recognized approximately $1,918,900, $276,500 and $0 of third party funding in fiscal years 1998, 1997 and 1996, respectively.

(19) LICENSE AGREEMENTS

     The Company, in the ordinary course of business, enters into various licensing agreements related to technologies. These agreements generally provide for technology transfers between the Company and the licensors in exchange for minimum royalty payments and/or a fixed royalty to the licensors. These agreements can generally be terminated by the Company with appropriate notice to the licensors.

(20) SUPPLEMENTARY CASH FLOW INFORMATION

     The Company paid interest, net of amounts capitalized, in fiscal 1998, 1997 and 1996 of $3,154,632, $1,124,884 and $467,283, respectively. Income taxes paid in fiscal years 1998, 1997, and 1996 were $1,898,213, $4,818,723 and
$11,424,910, respectively. Capital leases entered into for financing purchases of equipment during fiscal 1998, 1997 and 1996 were $0, $0 and $241,610, respectively. In addition, the Company realized, in fiscal years 1998, 1997 and 1996, a tax benefit from the exercise of stock options in the amount of $234,696, $264,394 and $2,932,197, respectively.

(21) LITIGATION

     During fiscal 1998, the Company settled a patent infringement lawsuit relating to its EXCALIBUR(R) systems, which had been brought by Purusar Corporation in October 1995. In exchange for a one-time lump sum payment, Purusar has dismissed the lawsuit and released the Company and its customers from any past or future claims of infringement relating to the patent at issue. The Company did not and will not pay any royalties to Purusar as a result of the settlement.

     In the normal course of business, the Company, from time to time becomes involved in litigation that may ultimately result in a liability to the Company. It is the opinion of management that facts known at the present time do not indicate that there is a probability that any such litigation would have a material effect on the Company's operations or its financial position. As of August 29, 1998, the Company believes it is not involved in any litigation that will have a material impact on the Company.

(22) SUBSEQUENT EVENT

     On October 8, 1998, the Company implemented additional cost control measures including a reduction of force of approximately 150 employees and contractors. In addition, the Company announced four weeks of scheduled plant shutdowns during the first half of fiscal 1999 related to the October reduction in force.

     The Company expects to report a charge of approximately $800,000 for severance and outplacement costs in the first quarter of fiscal 1999.

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

Except for those portions specifically incorporated in this Report by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 1999, no other portions of the Proxy Statement are deemed to be filed as part of this Report on Form 10-K/A. The Proxy Statement is furnished solely for the information of the Securities and Exchange Commission.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors required by this Item is included in the Proxy Statement and is incorporated by reference. For information concerning executive officers, see Item 4A of this Form 10-K/A Report.

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

Independent Auditors' Report on Schedule...........................................       64

Schedule II - Valuation and Qualifying Accounts....................................       65

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

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.
(2) Filed as an Exhibit to the Company's Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.
(3) Filed as an Exhibit to the Company's Registration Statement on Form S-1, SEC File No. 33-25035, and incorporated by reference.
(4) Filed as an Exhibit to the Company's Report on Form 10-K/A for the fiscal year ended August 26, 1989, SEC File No. 0-17276, and incorporated by reference.
(5) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended March 1, 1997, SEC File No. 0-17276, and incorporated by reference.
(6) Filed as an Exhibit to the Company's Report on Form 8-K, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.
(7) Filed as an Exhibit to the Company's Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.
(8) Filed as an Exhibit to the Company's Report on Form 10-K/A for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.
(9) Filed as an Exhibit to the Company's Report on Form 10-K/A for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.
(10) Filed as an Exhibit to the Company's Report on Form 10-K/A for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.
(11) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.
(12) Filed as an Exhibit to the Company's Report on Form 10-K/A for the fiscal year and August 27, 1994, SEC File No. 0-17276, and incorporated by reference.
(13) Filed as an Exhibit to the Company's Report on Form 10-K/A for the fiscal year ended August 26, 1995, SEC File No. 0-17276 and incorporated by reference.

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


Dated:  August 31, 1999


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

                                By:  /s/ Patricia M. Hollister
                                Patricia M. Hollister, Chief Financial Officer and Corporate Controller
                                (Principal Financial and Accounting Officer)


Dated:  August 31, 1999

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
FSI International, Inc.

     We have audited the accompanying consolidated balance sheets of FSI International, Inc. and subsidiaries as of August 29, 1998 and August 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended August 29, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSI International, Inc. and subsidiaries as of August 29, 1998 and August 30, 1997, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended August 29, 1998, in conformity with generally accepted accounting principles.


                                                      KPMG Peat Marwick LLP


Minneapolis, Minnesota
October 9, 1998

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES


                                  SCHEDULE II


VALUATION AND QUALIFYING ACCOUNTS FOR THE FISCAL YEARS ENDED AUGUST 29, 1998, AUGUST 30, 1997 AND AUGUST 31, 1996






                                               Balance at
                                              Beginning of                                              Balance at
                                                  Year           Additions           Deletions          End of Year
                                             --------------    --------------     ----------------    ---------------
Fiscal Year Ended August 29, 1998
Allowance for doubtful accounts
(Deducted from accounts receivable)             $2,127,000        $   986,000       $          -          $3,113,000

Fiscal Year Ended August 30, 1997
Allowance for doubtful accounts
(Deducted from accounts receivable)             $1,843,000        $   284,000       $          -          $2,127,000

Fiscal Year Ended August 31, 1996
Allowance for doubtful accounts
(Deducted from accounts receivable)             $1,234,000        $   609,000       $          -          $1,843,000

--------------------------------------------------------------------------------------------------------------------

Fiscal year ended August 29, 1998
Inventory reserves
(Deducted from inventory)                       $8,981,260        $11,603,415       $(10,791,500)         $9,791,895

Fiscal year ended August 30, 1997
Inventory reserves
(Deducted from inventory)                       $5,820,758        $ 4,779,502       $ (1,619,000)         $8,981,260

Fiscal year ended August 31, 1996
Inventory reserves
(Deducted from inventory)                       $4,132,980        $ 3,325,778       $ (1,638,000)         $5,820,758