Form 10-Q/A
period 1998-11-28
FSI INTERNATIONAL INC
filed 1999-09-13
CIK 841692

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934



For the quarterly period ended             NOVEMBER 28, 1998
                              -----------------------------------------------


                                                  or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934



For the transition period from                       to
                              ---------------------     ---------------------


Commission File Number:                      0-17276
                       ------------------------------------------------------



                             FSI INTERNATIONAL, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                        MINNESOTA                                           41-1223238
---------------------------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)
        322 LAKE HAZELTINE DRIVE, CHASKA, MINNESOTA                           55318
---------------------------------------------------------------------------------------------------
          (Address of principal executive offices)                          (Zip Code)

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date:

COMMON STOCK, NO PAR VALUE - 23,052,673 SHARES OUTSTANDING AS OF
DECEMBER 18, 1998

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q





PART I.            FINANCIAL INFORMATION                                                                       PAGE NO.
                   ---------------------                                                                       --------
Item 1.            Consolidated Condensed Financial Statements:
                        Consolidated Condensed Balance Sheets as of
                        November 28, 1998 (Unaudited) and August 29, 1998                                          3

                        Consolidated Condensed Statements of Operations
                        (Unaudited) for the quarters ended November 28, 1998
                        and November 29, 1997                                                                      5

                        Consolidated Condensed Statements of Cash Flows (Unaudited)
                        for the quarters ended November 28, 1998 and November 29, 1997                             6

                        Notes to the Consolidated Condensed Financial Statements (Unaudited)                       7

Item 2.            Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                                           9

Item 3.            Quantitative and Qualitative Disclosures About Market Risk                                     18

PART II.           OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K                                                               21

                   SIGNATURE                                                                                      23

                      PART I. Item 1. FINANCIAL INFORMATION


                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      NOVEMBER 28, 1998 AND AUGUST 29, 1998

                                     ASSETS



                                                                          November 28,            August 29,
                                                                             1998                   1998
                                                                          (Unaudited)             (Audited)
                                                                        --------------          -------------
Current assets:
     Cash and cash equivalents                                           $  79,650,733          $  75,384,024
     Marketable securities                                                  25,366,307             13,495,411
     Trade accounts receivable, net of allowance for
         doubtful accounts of $3,071,000 and                                22,605,940             33,818,525
         $3,113,000, respectively
     Trade accounts receivable from affiliates                              11,062,569             12,644,219
     Inventories                                                            46,615,784             50,152,429
     Deferred income tax benefit                                            13,499,119             13,499,119
     Refundable income taxes                                                 3,911,303             10,637,318
     Prepaid expenses and other current assets                               8,029,469              8,414,318
                                                                         -------------          -------------

         Total current assets                                              210,741,224            218,045,363
                                                                         -------------          -------------

Property, plant and equipment, at cost                                     114,646,322            112,248,529
     Less accumulated depreciation and amortization                        (46,640,657)           (43,460,736)
                                                                         -------------          -------------
                                                                            68,005,665             68,787,793
                                                                         -------------          -------------

Investment in affiliates                                                    14,897,448             15,408,400
Deposits and other assets                                                    3,607,006              3,832,467
Deferred income tax benefit                                                  4,383,558              4,383,558
                                                                         -------------          -------------

                                                                         $ 301,634,901          $ 310,457,581
                                                                         =============          =============






          See accompanying notes to consolidated financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      NOVEMBER 28, 1998 AND AUGUST 29, 1998
                                   (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                           November 28,            August 29,
                                                                               1998                   1998
                                                                           (Unaudited)             (Audited)
                                                                          --------------         -------------
Current liabilities:
    Current maturities of long-term debt                                  $      59,815          $      65,418
    Trade accounts payable                                                   17,278,465             18,999,777
    Accrued expenses                                                         25,671,506             25,226,720
    Customer deposits                                                         8,883,834              4,969,645
    Deferred revenue                                                          8,483,902             12,739,504
                                                                          -------------          -------------

           Total current liabilities                                         60,377,522             62,001,064
                                                                          -------------          -------------

Long-term debt, less current maturities                                      42,054,489             42,064,496
Deferred income taxes                                                            24,377                 24,016
Minority interest                                                             1,981,614              1,991,738

Stockholders' equity:
    Preferred stock, no par value; 9,700,000 shares
        authorized, none issued and outstanding                                      --                     --
    Series A Junior Participating Preferred Stock, no par
        value:  300,000 shares authorized; none issued and
        outstanding                                                                  --                     --
    Common stock, no par value; 50,000,000 shares
        authorized; issued and outstanding, 23,052,673
        and  23,034,562 shares at November 28, 1998
        and August 29, 1998, respectively                                   163,365,701            163,307,107
    Retained earnings                                                        35,470,647             43,033,192
    Cumulative translation adjustment                                        (1,639,449)            (1,964,032)
                                                                          -------------          -------------

           Total stockholders' equity                                       197,196,899            204,376,267
                                                                          -------------          -------------

                                                                          $ 301,634,901          $ 310,457,581
                                                                          =============          =============




     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE QUARTERS ENDED NOVEMBER 28, 1998 AND NOVEMBER 29, 1997
                                   (Unaudited)




                                                                                     November 28,         November 29,
                                                                                         1998                 1997
                                                                                    -------------        ------------
Sales (including sales to affiliates of
    $8,970,000 and $18,902,000, respectively)                                         $ 34,193,184         $ 64,914,894

Cost of goods sold                                                                      24,519,328           38,731,022
                                                                                      ------------         ------------

    Gross profit                                                                         9,673,856           26,183,872

Selling, general and administrative expenses                                            11,724,041           14,388,564
Research and development expenses                                                        9,285,188           10,650,836
                                                                                      ------------         ------------

    Operating (loss) income                                                            (11,335,373)           1,144,472

Interest expense                                                                          (785,084)            (797,836)
Interest income                                                                          1,278,573            1,247,358
Other income (expense), net                                                                (40,370)              23,910
                                                                                      ------------         ------------

    Income (loss) before income taxes                                                  (10,882,254)           1,617,904

Income tax (benefit) expense                                                            (4,051,153)             517,730
                                                                                      ------------         ------------

    Income (loss) before minority interest
           and equity in earnings (loss) of affiliates                                  (6,831,101)           1,100,174

Minority interest                                                                           50,763              226,711

Equity in earnings (loss) of affiliates                                                   (298,382)             558,452
                                                                                      ------------         ------------

      Net (loss) income                                                                ($7,078,720)        $  1,885,337
                                                                                      ============         ============

      Net (loss) income per common share - basic                                            ($0.31)               $0.08
      Net (loss) income per common share - diluted                                          ($0.31)               $0.08

      Weighted average common shares                                                    23,047,629           22,614,865

      Weighted average common shares
           and potential common shares                                                  23,047,629           23,757,229





     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE QUARTERS ENDED NOVEMBER 28, 1998 AND NOVEMBER 29, 1997

                                   (Unaudited)



                                                                                    November 28,           November 29,
                                                                                        1998                  1997
                                                                                  ---------------        -------------
OPERATING ACTIVITIES:
    Net (loss) income                                                               ($7,078,720)          $  1,885,337
    Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
           Minority interest                                                            (50,763)              (226,711)
           Depreciation and amortization                                              3,566,202              3,898,694
           Provision for deferred income taxes                                              361                   (343)
           Provision for allowance for doubtful accounts                                (42,528)               (68,931)
           Provision for inventory reserves                                             (25,008)              (399,870)
           Equity in earnings (loss) of affiliates                                      298,382               (558,452)
           Changes in operating assets and liabilities:
                 Trade accounts receivable                                           12,836,763             (8,450,836)
                 Inventories                                                          3,561,653             (1,127,188)
                 Refundable income taxes                                              6,726,015                     --
                 Prepaid expenses and current assets                                    384,850                601,059
                 Trade accounts payable                                              (1,721,312)            (6,363,395)
                 Accrued expenses                                                       475,753                855,535
                 Customer deposits                                                    3,914,189               (493,859)
                 Deferred revenue                                                    (4,255,602)             4,895,295
                 Other                                                                   93,966                (61,851)
                                                                                   ------------           ------------

    Net cash provided by (used in) operating activities                              18,684,201             (5,615,516)
                                                                                   ------------           ------------

INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment                                     (3,110,984)            (1,437,921)
    Proceeds from sale of equipment                                                     470,500                     --
    Purchases of marketable securities                                              (19,709,236)            (2,746,096)
    Sales of marketable securities                                                           --                 32,594
    Maturities of marketable securities                                               7,838,340              1,971,428
    Decrease in deposits and other assets                                                81,871                 97,748
                                                                                   ------------           ------------
          Net cash used in investing activities                                     (14,429,509)            (2,082,247)
                                                                                   ------------           ------------

FINANCING ACTIVITIES:
    Minority interests' investment in CME                                                    --                500,335
    Principal payments on long-term debt                                                (15,610)               (43,410)
    Net proceeds from issuance of common stock                                           27,627                276,839
                                                                                   ------------           ------------
          Net cash provided by financing activities                                      12,017                733,764
                                                                                   ------------           ------------

Increase (decrease) in cash and cash equivalents                                      4,266,709             (6,963,999)

Cash and cash equivalents at beginning of period                                   $ 75,384,024           $ 79,186,746
                                                                                   ------------           ------------

Cash and cash equivalents at end of period                                         $ 79,650,733           $ 72,222,747
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

(2)      INVENTORIES


         Inventories are summarized as follows:



                                                                             November 28,             August 29,
                                                                                 1998                    1998
                                                                           ---------------          --------------
           Finished products                                               $     3,651,143          $    4,220,843
           Work-in-process                                                      14,632,960              11,347,129
           Subassemblies                                                         6,855,936              11,214,265
           Raw materials and purchased parts                                    21,475,745              23,370,192
                                                                           ---------------          --------------
                                                                           $    46,615,784          $   50,152,429
                                                                           ---------------          --------------



(3)      SUPPLEMENTARY CASH FLOW INFORMATION


                                                                                          Quarters Ended
                                                                           --------------------------------------------
                                                                               November 28,              November 29,
                                                                                  1998                      1997
                                                                           ---------------------     ------------------
             Schedule of interest paid and income taxes paid
             (refunds received):
                   Interest                                                $         20,533                $33,286

                   Income taxes                                                ($10,830,825)               $76,001



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

                                                                 Basic                                        Dilutive
                                                                Earnings                                   Earnings (Loss)
                                                            (Loss) Per Share          Effect of               Per Share
                                                             Income (Loss)             Dilutive             Income (Loss)
                                            Net                Available             Securities*            Available To
                                           Income              To Common                Stock                  Common
FOR THE QUARTERS ENDED                     (Loss)             Stockholders             Options              Stockholders
                                           ------           ----------------         -----------           ---------------
NOVEMBER 28, 1998
Loss                                      ($7,078,720)         ($ 7,078,720)                 --             ($7,078,720)
Shares                                             --            23,047,629                  --              23,047,629
Per share amount                                   --                ($0.31)                 --                  ($0.31)

NOVEMBER 29, 1997
Income                                     $1,885,337           $ 1,885,337                  --             $ 1,885,337
Shares                                             --            22,614,865           1,142,364              23,757,229
Per share amount                                   --           $      0.08         $      0.00             $      0.08



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


                                                                    November 28, 1998         November 29, 1997
                                                                   -------------------       -------------------
Net income (loss)                                                     ($7,078,720)                $1,885,337

Items of other comprehensive income (loss):
      Foreign currency translation                                        324,583                   (385,121)
                                                                      -----------                -----------

Comprehensive income (loss)
                                                                      ($6,754,137)                $1,500,216
                                                                      ===========                ===========

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



                                                                       Percent of Sales
                                                           -----------------------------------------
                                                              November 28,           November 29,
First  quarter ended:                                             1998                    1997
                                                           -------------------    ------------------
Sales                                                             100.0%               100.0%
Cost of goods sold                                                 71.7                 59.7
Gross profit                                                       28.3                 40.3
Selling, general and administrative                                34.3                 22.1
Research and development                                           27.2                 16.4
Operating (loss) income                                           (33.2)                 1.8
Other income (expense), net                                         1.3                  0.7
Income (loss) before income taxes                                 (31.9)                 2.5
Income tax (benefit) expense                                      (11.9)                 0.8
Minority interest                                                   0.2                  0.3
Equity in earnings (loss) of affiliates                            (0.9)                 0.9
                                                            ===========           ==========
       Net income (loss)                                          (20.7%)                2.9%
                                                            ===========           ==========

Segment information is as follows:

                                                            November 28,        November 29,
First quartered ended:                                          1998                1997
                                                           -------------        -------------
MLD & SCD
Revenue from external customers                            $ 24,016,101         $ 50,598,198
Depreciation and amortization                                 1,388,460            1,371,949
Segment operating profit (loss)                           ($  4,376,393)        $  7,535,729

CMD
Revenue from external customers                            $ 10,177,083         $ 14,316,696
Depreciation and amortization                                   289,210              282,370
Segment operating profit (loss)                           ($  2,062,606)        $    440,760

Shared Services
Revenue from external customers                            $         --         $         --
Depreciation and amortization                                 1,888,532            2,244,375
Segment operating loss                                    ($  4,896,374)       ($  6,832,017)

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


International sales were $11.0 million and $21.6 million for the first quarter of fiscal 1999 and 1998, respectively, and represented approximately 32% and 33%, respectively of sales during these periods. International sales were approximately 41% of total sales for fiscal 1998. The decrease in international sales in first quarter fiscal 1999 as compared to first quarter of fiscal 1998 was primarily in Europe and Japan. The decrease in sales in Europe was $9.1 million and the decrease in Japan was $2.6 million.


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


Selling, general and administrative expenses decreased 18.8% to $11.7 million for the first quarter of fiscal 1999 as compared to $14.4 million for the first quarter of fiscal 1998. The decrease in the amount of SG&A expenses in the first quarter of fiscal 1999 as compared to the first quarter of 1998 was primarily due to the reduction in force and the overall cost controls implemented during the fourth quarter of fiscal 1998 and the first quarter of 1999. The SG&A headcount as of the end of the first quarter 1999 decreased over eighteen percent as compared to the end of the first quarter 1998. The Company expects the amount of SG&A expenses to decrease in fiscal 1999 as compared to fiscal 1998.* The Company will continue investing in worldwide sales and support capability, continue expanding the Company's business system applications and completing the year 2000 hardware and software changes.*


RESEARCH AND DEVELOPMENT EXPENSES:


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

The Company had acquisitions of property, plant and equipment of approximately $3.1 million and $1.4 million for the first quarter of fiscal 1999 and fiscal 1998, respectively. The continuing acquisitions reflect investments in information systems and other strategic programs. It is anticipated the Company will invest less than $10.0 million in fiscal 1999 in property, plant and equipment.*

The Company has short-term debt of approximately $60,000 relating to equipment capital leases with interest rates ranging from 8.83% to 12.68%. The Company has long-term debt of $42.1 million. The long-term debt is primarily a private placement of unsecured notes with various insurance companies. The long-term debt is through December 2006 and has interest rates ranging from 7.15% to 7.27%. The notes are subject to certain affirmative and negative covenants, including financial ratio tests such as an indebtedness ratio and a tangible net worth test.



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



The Company's affiliated distributors periodically engage in hedging transactions in an effort to lessen the potentially negative effect of foreign currency devaluation in relation to the U.S. dollar. This typically occurs in those instances where a sale by an affiliated distributor has been both in a foreign currency (usually at the request of a foreign-domiciled customer) and of a size to justify the costs of engaging in hedging activity. The Company's affiliated distributors generally have hedged such transactions by buying forward U.S. dollars and selling forward the applicable local currency. If the order that is the subject of a hedging transaction is subsequently canceled by the customer, the affiliated distributor may be required to satisfy its hedging obligations by buying and/or selling the applicable currencies at market prices -that could result in losses to the affiliated distributor. To date, the Company has not experienced any material adverse effect as a result of the hedging activities of its affiliated distributors. There can be no assurance that Metron or m-FSI will continue to distribute, or to distribute successfully, the Company's products or the products of other microelectronics and consumables companies, and in such an event the Company's results of operations and earnings could be adversely affected. The Company is not aware of any financial difficulties being experienced by any of its affiliated distributors that could materially adversely affect the Company's financial condition or results of operations.


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

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 6             EXHIBITS AND REPORTS ON FORM 8-K


     (a)(3)   Exhibits

              * An asterisk next to a listed Exhibit indicates it is an executive compensation plan or arrangement

           2.1     Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp.,
                   and Semiconductor Systems, Inc. (1)
           3.1     Restated Articles of Incorporation of the Company. (2)
           3.2     Restated By-Laws. (3)
           3.3     Amendment to Restated By-Laws. (4)
           4.1     Note Purchase Agreement between FSI International, Inc. and
                   Metropolitan Life Insurance Company and other certain
                   purchasers. (Schedule A omitted) (5)
           4.2     Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent (6)
           4.3     Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI
                   International, Inc. and Harris Trust and Saving Bank,, National Association as Rights Agent (7)
         *10.1     FSI International, Inc. 1997 Omnibus Stock Plan (5)
         *10.2     Split Dollar Insurance Agreement and Collateral Assignment
                   Agreement dated December 28, 1989, between the Company and Joel A. Elftmann.
                   (Similar agreements between the Company and each of Dale A. Courtney,
                   Patricia M. Hollister, Luke R. Komarek, Benno G. Sand and Benjamin J. Sloan,
                   have been omitted, but will be filed if requested in writing by  the Commission):(8)
          10.3     Lease dated June 27, 1985, between the Company and Lake Hazeltine Properties. (3)
          10.4     Lease dated September 1, 1985, between the Company and Elftmann, Wyers, Blackwood
                   Partnership. (3)
          10.5     Lease dated September 1, 1985, between the Company and Elftmann, Wyers Partnership. (3)
         *10.6     1989 Stock Option Plan. (4)
         *10.7     Amended and Restated Employees Stock Purchase Plan. (14)
          10.8     Shareholders Agreement among FSI International, Inc. and Mitsui & Co., Ltd. and
                   Chlorine Engineers Corp. Ltd. dated as of August 14, 1991. (8)
          10.9     FSI Exclusive Distributorship Agreement dated as of August 14, 1991 between
                   FSI International, Inc. and moFSI, Ltd. (8)
         10.10     FSI Licensing Agreement dated as of August 14, 1991, between FSI International, Inc.
                   and moFSI, Ltd. (8)
         10.11     License Agreement, dated October 15, 1991, between the Company and Texas Instruments
                   Incorporated. (9)
         10.12     Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated. (9)
         10.13     Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas
                   Instruments Incorporated (10)
        *10.14     Amended and Restated Directors' Nonstatutory Stock Option Plan. (11)
        *10.15     Management Agreement between FSI International, Inc. and Joel A. Elftmann, effective as of
                   June 5, 1998 (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.) (14)
        *10.16     FSI International, Inc. 1994 Omnibus Stock Plan. (12)
        *10.17     FSI International, Inc. 1998 Incentive Plan.  (14)
         10.18     First Amendment to Lease made and entered into October 31, 1995 by and between
                   Lake Hazeltine Properties and FSI International, Inc. (13)
         10.19     Distribution Agreement made and entered into as of March 31, 1998 by and between
                   FSI International, Inc. and Metron Technology B.V. (Exhibits to Agreement omitted)
                   (14)

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



                                                FSI INTERNATIONAL, INC.


                                                -----------------------


                                                     [Registrant]



DATE:  August 31, 1999





                                                By: /s/ Patricia M. Hollister
                                                   -----------------------------
                                                    Chief Financial Officer
                                                    and Corporate Controller
                                                    on behalf of the
                                                    Registrant and as
                                                    Principal Financial Officer