Form 10-Q/A
period 1999-02-27
FSI INTERNATIONAL INC
filed 1999-09-13
CIK 841692

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A




(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended      FEBRUARY 27, 1999
                               ------------------------------------------------
                                       or


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

                                       N/A
-------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date:


COMMON STOCK, NO PAR VALUE - 23,250,319 SHARES OUTSTANDING AS OF MARCH 26, 1999

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q




PART I.             FINANCIAL INFORMATION                                                                     PAGE NO.
                    ---------------------                                                                     --------
Item 1.             Consolidated Condensed Financial Statements:
                          Consolidated Condensed Balance Sheets as of February 27, 1999
                          (Unaudited) and August 29, 1998                                                        3

                          Consolidated Condensed Statements of Operations
                          (Unaudited) for the quarters ended February 27, 1999
                          and February 28, 1998                                                                  5

                          Consolidated Condensed Statements of Operations (Unaudited)
                          for the six months ended February 27, 1999 and February 28, 1998                       6

                          Consolidated Condensed Statements of Cash Flows (Unaudited)
                          for the six months ended February 27, 1999 and February 28, 1998                       7

                          Notes to Consolidated Condensed Financial Statements (Unaudited)                       8

Item 2.             Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                        10


Item 3.             Quantitative and Qualitative Disclosures About Market Risk                                   20

PART II.            OTHER INFORMATION
                    -----------------

Item 1.                   Legal Proceedings                                                                      21

Item 4.                   Submission of Matters to a Vote of Security Holders                                    22

Item 5.                   Other Information                                                                      22

Item 6.                   Exhibits and Reports on Form 8-K                                                       23

                    SIGNATURE                                                                                    26
                    ---------


                      PART I. Item 1. FINANCIAL INFORMATION


                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      FEBRUARY 27, 1999 AND AUGUST 29, 1998


                                     ASSETS



                                                                                               February 27,              August 29,
                                                                                                  1999                     1998
Current assets:                                                                            -----------------       -----------------
         Cash and cash equivalents                                                           $  75,356,305            $  75,384,024
         Marketable securities                                                                  23,009,959               13,495,411
         Trade accounts receivable, net of allowance for
             doubtful accounts of $3,080,000 and $3,113,000,
                 respectively                                                                   23,395,621               33,818,525
         Trade accounts receivable from affiliates                                               9,772,054               12,644,219
         Inventories                                                                            48,267,588               50,152,429
         Deferred income tax benefit                                                            13,553,752               13,499,119
         Refundable income taxes                                                                         -               10,637,318
             Prepaid expenses and other current assets                                           8,946,243                8,414,318
                                                                                             -------------            -------------

                  Total current assets                                                         202,301,522              218,045,363
                                                                                             -------------            -------------

Property, plant and equipment, at cost                                                         114,913,534              112,248,529
         Less accumulated depreciation and amortization                                        (48,335,675)             (43,460,736)
                                                                                             -------------            -------------
                                                                                                66,577,859               68,787,793
                                                                                             -------------            -------------

Investment in affiliates                                                                        14,835,456               15,408,400
Deposits and other assets                                                                        4,882,533                3,832,467
Deferred income tax benefit                                                                     12,300,412                4,383,558
                                                                                             -------------            -------------

                                                                                             $ 300,897,782            $ 310,457,581
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

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      FEBRUARY 27, 1999 AND AUGUST 29, 1998
                                   (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                              FEBRUARY 27,              AUGUST 29,
                                                                                                 1999                     1998
                                                                                           ----------------        -----------------
    Current liabilities:
    Current maturities of long-term debt                                                     $      59,815            $      65,418
    Trade accounts payable                                                                      22,617,988               18,999,777
    Accrued expenses                                                                            26,022,777               25,226,720
    Customer deposits                                                                            9,273,165                4,969,645
    Deferred revenue                                                                             9,115,530               12,739,504
                                                                                             -------------            -------------

            Total current liabilities                                                           67,089,275               62,001,064
                                                                                             -------------            -------------

Long-term debt, less current maturities                                                         42,039,058               42,064,496
Deferred income taxes                                                                               24,450                   24,016
Minority interest                                                                                        -                1,991,738

Stockholders' equity:
     Preferred stock, no par value; 9,700,000 shares
            authorized; none issued and outstanding                                                      -                        -
     Series A Junior Participating Preferred Stock, no par
            value:  300,000 shares authorized; none issued and
            outstanding                                                                                  -                        -
     Common stock, no par value; 50,000,000 shares
            authorized; issued and outstanding, 23,250,319
            and 23,034,562 shares at February 27, 1999
            and August 29, 1998, respectively                                                  164,746,151              163,307,107
     Retained earnings                                                                          27,896,718               43,033,192
     Cumulative translation adjustment                                                            (897,870)              (1,964,032)
                                                                                             -------------            -------------
            Total stockholders' equity                                                         191,744,999              204,376,267
                                                                                             -------------            -------------

                                                                                             $ 300,897,782            $ 310,457,581
                                                                                             =============            =============

           See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE QUARTERS ENDED FEBRUARY 27, 1999 AND FEBRUARY 28, 1998
                                   (Unaudited)


                                                                                            February 27,                February 28,
                                                                                               1999                        1998
                                                                                          ----------------          ----------------
Sales (including sales to affiliates of
    $9,261,000 and $26,088,000, respectively)                                              $ 33,034,654                $ 59,431,392

Cost of sales                                                                                25,942,229                  38,759,409
                                                                                           ------------                ------------

      Gross profit                                                                            7,092,425                  20,671,983

Selling, general and administrative expenses                                                 10,877,980                  17,374,954
Research and development expenses                                                             8,122,240                  11,228,302
                                                                                           ------------                ------------

      Operating loss                                                                        (11,907,795)                 (7,931,273)

Interest expense                                                                               (718,850)                   (801,862)
Interest income                                                                               1,316,318                   1,190,871
Other income (expense), net                                                                     327,664                     (86,721)
                                                                                           ------------                ------------

      Loss before income taxes                                                              (10,982,663)                 (7,628,985)

Income tax benefit                                                                            4,282,234                   3,042,384
                                                                                           ------------                ------------

      Loss before minority interest
             and equity in loss of affiliates                                                (6,700,429)                 (4,586,601)

Minority interest                                                                               (91,528)                    125,415

Equity in loss of affiliates                                                                   (781,972)                   (135,816)
                                                                                           ------------                ------------

        Net loss                                                                           ($ 7,573,929)               ($ 4,597,002)
                                                                                           ============                ============

      Net loss per common share - basic                                                          ($0.33)                     ($0.20)

      Net loss per common share - diluted                                                        ($0.33)                     ($0.20)

      Weighted average common shares                                                         23,169,617                  22,767,469

      Weighted average common
         and potential common shares                                                         23,169,617                  22,767,469




                See accompanying notes to consolidated condensed
                              financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE SIX-MONTHS ENDED FEBRUARY 27,
                           1999 AND FEBRUARY 28, 1998
                                   (Unaudited)


                                                                                             February 27,               February 28,
                                                                                                 1999                      1998
                                                                                           -----------------         ---------------
Sales (including sales to affiliates of
    $18,231,000 and $44,990,000, respectively)                                              $  67,227,838             $ 124,346,286

Cost of sales                                                                                  50,461,557                77,490,431
                                                                                            -------------             -------------

      Gross profit                                                                             16,766,281                46,855,855

Selling, general and administrative expenses                                                   22,602,021                31,763,518
Research and development expenses                                                              17,407,428                21,879,138
                                                                                            -------------             -------------

      Operating loss                                                                          (23,243,168)               (6,786,801)

Interest expense                                                                               (1,503,934)               (1,599,698)
Interest income                                                                                 2,594,891                 2,438,229
Other income (expense), net                                                                       287,294                   (62,811)
                                                                                            -------------             -------------

      Loss before income taxes                                                                (21,864,917)               (6,011,081)

Income tax benefit                                                                              8,333,387                 2,524,654
                                                                                            -------------             -------------

      Loss before minority interest
             and equity in earnings (loss) of affiliates                                      (13,531,530)               (3,486,427)

Minority interest                                                                                 (40,765)                  352,126

Equity in earnings (loss) of affiliates                                                        (1,080,354)                  422,636
                                                                                            -------------             -------------

        Net loss                                                                            ($ 14,652,649)            ($  2,711,665)
                                                                                            =============             =============

      Net loss per common share - basic                                                            ($0.63)                   ($0.12)

      Net loss per common share - diluted                                                          ($0.63)                   ($0.12)

      Weighted average common shares                                                           23,108,545                22,691,001

      Weighted average common
         and potential common shares                                                           23,108,545                22,691,001


                See accompanying notes to consolidated condensed
                              financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED FEBRUARY 27, 1999 AND FEBRUARY 28, 1998
                                  (Unaudited)

                                                                                             February 27,             February 28,
                                                                                                1999                      1998
                                                                                          -----------------         ----------------

OPERATING ACTIVITIES:
    Net loss                                                                                 ($14,652,649)             ($ 2,711,665)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
           Minority interest                                                                       40,765                  (352,126)
           Deferred income taxes                                                               (7,971,053)                      818
           Depreciation and amortization                                                        7,448,179                 7,840,392
           Allowance for doubtful accounts                                                        (32,840)                  122,248
           Inventory reserves                                                                    (471,334)                  765,777
           Equity in (earnings) loss of affiliates                                              1,080,354                  (422,636)
           Changes in operating assets and liabilities:
                Trade accounts receivable                                                      13,327,909                  (636,223)
                Inventories                                                                     2,356,175                (8,591,800)
                Prepaid and other current assets                                                 (531,925)               (4,646,174)
                Trade accounts payable                                                          3,618,211                (1,423,445)
                Accrued expenses                                                                  831,335                (1,147,392)
                Customer deposits                                                               4,303,520                 3,846,417
                Deferred revenue                                                               (3,623,974)                4,245,121
                Refundable income taxes                                                        10,637,318                         -
                Other                                                                             552,424                    66,114
                                                                                             ------------              ------------
    Net cash provided by (used in) operating activities                                        16,912,415                (3,044,574)
                                                                                             ------------              ------------

INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                                               470,500                         -
    Acquisition of property, plant and equipment                                               (5,502,863)               (2,474,032)
    Purchase of minority interest in CME and CMK                                               (2,510,000)                        -
    Purchases of marketable securities                                                        (30,183,805)              (11,142,280)
    Maturities of marketable securities                                                        17,645,827                 5,000,248
    Sale of marketable securities                                                               3,023,430                         -
    Decrease (increase) in deposits and other assets                                           (1,255,948)                  275,936
                                                                                             ------------              ------------
          Net cash used in investing activities                                               (18,312,859)               (8,340,128)
                                                                                             ------------              ------------

FINANCING ACTIVITIES:
    Minority interest's investment in FME                                                               -                   500,335
     Principal payments on long-term debt                                                         (31,041)                  (76,842)
     Net proceeds from issuance of common stock                                                 1,403,766                 1,851,472
                                                                                             ------------              ------------
      Net cash provided by financing activities                                                 1,372,725                 2,274,965
                                                                                             ------------              ------------

Decrease in cash and cash equivalents                                                             (27,719)               (9,109,737)

Cash and cash equivalents at beginning of period                                               75,384,024                79,186,746
                                                                                             ------------              ------------

Cash and cash equivalents at end of period                                                   $ 75,356,305              $ 70,077,009
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

(2)      INVENTORIES

         Inventories are summarized as follows:

                                                                                             February 27,                 August 29,
                                                                                                1999                        1998
                                                                                          ---------------              -------------

Finished products                                                                           $ 2,753,115                  $ 4,220,843
Work-in-process                                                                              17,433,270                   11,347,129
Subassemblies                                                                                 7,075,678                   11,214,265
Raw materials and purchased parts                                                            21,005,525                   23,370,192
                                                                                            -----------                  -----------
                                                                                            $48,267,588                  $50,152,429
                                                                                            -----------                  -----------

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


                                                                                                                         Dilutive
                                                                                        Basic                              Loss
                                                                                    Loss Per Share                       Per Share
                                                                                       Loss To         Effect of          Loss To
                                                                  Net                  Common           Dilutive          Common
FOR THE QUARTERS ENDED                                           Loss               Stockholders       Securities*     Stockholders
----------------------                                     ----------------        -------------   ---------------  ---------------

FEBRUARY 27, 1999
Loss                                                       ($ 7,573,929)           ($ 7,573,929)           -           ($ 7,573,929)
Shares                                                                -              23,169,617            -             23,169,617
Per share amount                                                      -                  ($0.33)           -                 ($0.33)

FEBRUARY 28, 1998
Loss                                                       ($ 4,597,002)           ($ 4,597,002)           -           ($ 4,597,002)
Shares                                                                -              22,767,469            -             22,767,469
Per share amount                                                      -                  ($0.20)           -                 ($0.20)

FOR THE SIX MONTHS ENDED
------------------------

FEBRUARY 27, 1999
Loss                                                       ($14,652,649)           ($14,652,649)           -           ($14,652,649)
Shares                                                                -              23,108,545            -             23,108,545
Per share amount                                                      -                  ($0.63)           -                 ($0.63)

FEBRUARY 28, 1998
Loss                                                       ($ 2,711,665)           ($ 2,711,665)           -           ($ 2,711,665)
Shares                                                                -              22,691,001            -             22,691,001
Per share amount                                                      -                  ($0.12)           -                 ($0.12)

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

                                                                                           February 27,                February 28,
                                                                                              1999                         1998
                                                                                        -----------------          -----------------
FOR THE QUARTERS ENDED:
-----------------------
Net loss                                                                                   ($ 7,573,929)               ($ 4,597,002)
Items of other comprehensive income (loss):
         Foreign currency translation                                                           741,579                    (350,880)
                                                                                           ============                ============
Comprehensive loss                                                                         ($ 6,832,350)               ($ 4,947,882)
                                                                                           ============                ============

FOR THE SIX MONTHS ENDED:

Net loss                                                                                   ($14,652,649)               ($ 2,711,665)
Items of other comprehensive income (loss):
         Foreign currency translation                                                         1,066,162                    (736,001)
                                                                                           ============                ============
Comprehensive loss                                                                         ($13,586,487)               ($ 3,447,666)
                                                                                           ============                ============

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

The following table sets forth on a consolidated basis, for the fiscal period indicated, certain income and expense items as a percent of total sales.


                                                         Percent of Sales                        Percent of Sales
                                                           Quarter Ended                         Six Months Ended
                                                ------------------------------------    -----------------------------------
                                                  February 27,       February 28,        February 27,        February 28,
                                                      1999               1998                1999                1998
                                                -----------------   ----------------    ----------------    ---------------

Sales                                                 100.0%             100.0%              100.0%             100.0%
Cost  of goods sold                                    78.5               65.2                75.1               62.3
Gross profit                                           21.5               34.8                24.9               37.7
Selling, general and administrative                    32.9               29.2                33.6               25.5
Research and development                               24.6               18.9                25.9               17.6
Operating loss                                        (36.0)             (13.3)              (34.6)              (5.4)
Other income (expense), net                             2.8                0.5                 2.1                0.6
Loss before income taxes                              (33.2)             (12.8)              (32.5)              (4.8)
Income tax (benefit) expense                          (13.0)              (5.1)              (12.4)              (2.0)
Minority interest                                      (0.3)               0.2                (0.1)               0.3
Equity in earnings (loss) of affiliates                (2.4)              (0.2)               (1.6)               0.3
                                                      -----              -----               -----              -----
         Net loss                                     (22.9%)             (7.7%)             (21.8%)             (2.2%)
                                                      =====              =====               =====              =====


Segment information is as follows:

                                                           Quarter Ended                         Six Months Ended
                                                ------------------------------------    -----------------------------------
                                                    February 27,       February 28,        February 27,        February 28,
                                                       1999               1998                1999                1998
                                                -----------------   ----------------    ----------------    ---------------
MLD & SCD
----------------------------------------------
Revenue from external customers                       19,147,019         44,122,570          43,163,120         94,720,768
Depreciation and amortization                          1,178,485          1,338,189           2,566,945          2,710,138
Segment operating profit (loss)                       (5,322,488)           803,606          (9,693,179)         8,339,335

CMD
----------------------------------------------
Revenue from external customers                       13,887,635         15,308,822          24,064,718         29,625,518
Depreciation and amortization                            282,799            295,043             572,009            577,413
Segment operating profit (loss)                       (2,150,298)           450,835          (4,212,904)           891,595

SHARED SERVICES
----------------------------------------------
Revenue from external customers                                -                  -                   -                  -
Depreciation and amortization                          2,420,693          2,308,466           4,309,225          4,552,841
Segment operating loss                                (4,435,009)        (9,185,714)         (9,337,085)       (16,017,731)


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



International sales were $14.0 million, and $26.5 million for the second quarter of fiscal 1999 and 1998, respectively, and represented approximately 42% and 45%, respectively of sales during these periods. International sales were $25.0 million and $48.0 million for the first half of fiscal 1999 and 1998, respectively, and represented 37% and 39%, respectively, of sales during these periods. Due to industry conditions, our sales to affiliates, Metron Technology B.V. and m-FSI Ltd. were significantly impacted. The decrease in international sales in the second quarter and the first half of fiscal 1999 as compared to the same fiscal 1998 periods occurred primarily in Europe and Japan. The decrease in international sales for the first half of 1999 as compared to the first half of 1998 was a decrease of $10.7 million in Europe and a decrease of $4.9 million in Japan.



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



The Company's gross profit margin may fluctuate as a result of a number of factors, including the mix of products sold, as some products have higher margins than others, the proportion of international sales, as some international sales generally have lower margins, OEM systems content, competitive pricing pressures and utilization of manufacturing capacity.



With the excess capacity and continuing pricing pressures for all products, the Company expects overall gross margins to remain below 35% for fiscal 1999.*


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES



Selling, general and administrative expenses decreased 37% to $10.9 million for the second quarter of fiscal 1999 as compared to $17.4 million for the second quarter of fiscal 1998. Selling, general and administrative expenses decreased 29% to $22.6 million for the first half of fiscal 1999 as compared to $31.8 million for the same period in fiscal 1998. The decrease in the amount of SG&A expenses in the second quarter and first half of fiscal 1999 as compared to the second quarter and first half of 1998 was primarily due to the reduction in force and the overall cost controls implemented during the fourth quarter of fiscal 1998 and the first quarter of 1999. The SG&A headcount as of the end of the second quarter 1999 decreased over twenty-one percent as compared to the end of second quarter 1998. In addition, the second quarter of fiscal 1998 had approximately $2.0 million of costs associated with organizational changes and a patent lawsuit infringement settlement. The Company expects the amount of SG&A expenses to increase in the second half of fiscal 1999 as compared to the first half of fiscal 1999.* The expected increase in the second half of fiscal 1999 as compared to the first half of fiscal 1999 is primarily due to approximately three weeks of plant shut downs in the first half of fiscal 1999 and salary increases in the second half of the fiscal year.* However, the Company anticipates that the amounts of SG&A expenses will be less than comparable amounts for the second half of 1998 due to the previously discussed cost controls.* The Company will continue investing in worldwide sales and support capability, continue expanding the Company's business system applications and completing the Year 2000 hardware and software changes.*




RESEARCH AND DEVELOPMENT EXPENSES



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



EQUITY IN EARNINGS (LOSS) OF AFFILIATES



The equity in earnings (loss) of affiliates was approximately ($782,000) loss for the second quarter of fiscal 1999, compared to approximately ($136,000) of loss for the second quarter of fiscal 1998. The equity in earnings (loss) of affiliates was approximately ($1,080,000) loss for the first half of fiscal 1999, compared to $423,000 of income for the first half of fiscal 1998. The increase in losses is due to lower earnings at both affiliates (Metron Technology B.V. and M-FS1 Ltd.), particularly Metron Technology. The Company does not anticipate significant improvements in its affiliates performance until late calendar 1999.*


LIQUIDITY AND CAPITAL RESOURCES


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


The Company believes that with existing cash and cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet the Company's current projected working capital and other cash requirements through at least fiscal 2000.*

The Company believes that success in its industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may fund such activities with additional equity or debt financings. The sale of additional equity or debt securities could result in additional dilution to the Company's stockholders.

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

The table below provides information about the Company's cash and cash equivalents and marketable securities as of February 27, 1999.


                                                                               Cost                 Fair Value
                                                                         -----------------      ------------------

         Due within one year                                                  $88,533,752             $88,605,894

         Due after one year and less than two years                             9,832,512               9,740,430
                                                                         -----------------      ------------------

                                                                              $98,366,264             $98,346,324
                                                                         =================      ==================




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

    (2) Filed as an Exhibit to the Company's Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.
    (3) Filed as an Exhibit to the Company's Registration Statement on Form S-1, SEC File No. 33-25035, and incorporated by reference.
    (4) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1989, SEC File No. 0-17276, and incorporated by reference.
    (5) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended March 1, 1997, SEC File No. 0-17276, and incorporated by reference.
    (6) Filed as an Exhibit to the Company's Report on Form 8-K, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.
    (7) Filed as an Exhibit to the Company's Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.
    (8) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.
    (9) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.
    (10)Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.
    (11)Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.
    (12)Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.
    (13)Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1995, SEC File No. 0-17276 and incorporated by reference.
    (14)Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 29, 1998, SEC File No. 0-17276, and incorporated by reference.
    (15)Filed as an Exhibit to the Company's Report on Form 8-K, filed by the Company on January 21, 1999, SEC File No. 0-17276 and incorporated by reference.
---------------------------

     (b)  Reports on Form 8-K
                                       24

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


                                                FSI INTERNATIONAL, INC.
                                              . . . . . . . . . . . . . .
                                                      [Registrant]


DATE:  August 31, 1999




                                      By:         /s/Patricia M. Hollister
                                         ---------------------------------------
                                                  Patricia M. Hollister
                                                  Chief Financial Officer and
                                                  Corporate Controller
                                                  on behalf of the
                                                  Registrant and as
                                                  Principal Financial Officer