Form 10-K
period 1999-08-28
FSI INTERNATIONAL INC
filed 1999-11-24
CIK 841692

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  /x/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

  For the fiscal year ended August 28, 1999

  or

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
THE SECURITIES EXCHANGE ACT:

COMMON STOCK, NO PAR VALUE
PREFERRED SHARE PURCHASE RIGHTS

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes /x/    No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on October 11, 1999, as reported on the NASDAQ National Market, was approximately $148,815,000. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

    As of October 11, 1999, the registrant had issued and outstanding 23,398,453 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2000, (the "Proxy Statement") and to be filed within 120 days after the registrant's fiscal year ended August 28, 1999, are incorporated by reference into Part III of this Form 10-K Report. (The Compensation Committee Report and the stock performance graph of the registrant's Proxy Statement are expressly not incorporated by reference herein.)

PART I

ITEM 1.  BUSINESS

CAUTIONARY INFORMATION REGARDING FORWARD LOOKING STATEMENTS

    Certain statements contained in this Report on Form 10-K and the 1999 Annual Report constitute forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such forward looking statements are based upon current expectations and beliefs and involve numerous risks and uncertainties that could cause actual events or results to differ materially from these forward looking statements. For a discussion of factors that could cause actual results to differ materially from those described in this Form 10-K, see the discussion of risk factors set forth below in Item 7 of this Report. Forward-looking statements in this report are indicated by an asterisk.(*)

THE COMPANY

    FSI International, Inc., a Minnesota corporation organized in 1973 ("FSI"), designs, develops, manufactures, markets and supports microlithography, spin-on dielectric and surface conditioning equipment used in the fabrication of microelectronics, such as advanced semiconductor devices and thin film heads.

    FSI consists of two divisions, the Surface Conditioning Division (SCD) and the Microlithography Division (MLD). These divisions are supported by a Shared Services group.

    The Surface Conditioning Division sells equipment, processes/applications and services using wet, vapor and cryogenic chemistry techniques to clean, strip or etch the surfaces of silicon wafers for subsequent processing. The Microlithography Division supplies photoresist processing equipment and services for the semiconductor and thin film head markets, and dielectric materials deposition equipment and services for spin-on dielectric applications in the semiconductor market.

    The Shared Services group provides legal, marketing services, finance, information services, human resources and other administrative support to the divisions.

Acquisition of YieldUP International, Inc.

    On October 20, 1999, FSI completed the acquisition of YieldUP International Corporation, a former publicly held company that designs, develops, manufactures and markets immersion cleaning, rinsing and drying equipment used in the fabrication of advanced semiconductor devices. Under the terms of the acquisition, YieldUP shareholders received $0.7313 and 0.1567 of a share of FSI common stock for each share of YieldUP stock. YieldUP option holders received substitute options entitling them to purchase FSI common stock. As of August 30, 1999, there were outstanding Series B warrants to purchase 4,155,421 shares of YieldUP common stock at an exercise price of $11.00 per share and additional warrants to purchase 2,439 shares at an exercise price of $10.25 per share. Following the merger, each outstanding warrant to purchase YieldUP common stock became a warrant to acquire, on substantially the same terms, the amount of whole shares of FSI common stock and cash that the warrant holder would have received if the holder had exercised the warrant immediately before the merger. For the $11.00 Series B warrants, the market price of FSI common stock would have to exceed $65.50 per share before the value of the cash and shares of FSI common stock received upon exercise would exceed the warrant exercise price. The warrants expire in November 2000 and will not be exercisable after that time.

    The acquisition of immersion technology provides FSI with additional process solutions for the critical cleaning market, the largest market segment in semiconductor cleaning, and the ability to address total cleaning solutions for its customers. YieldUP is now operating as SCD Mountain View, Inc. ("SCD Mountain View").

Chemical Management Division Divestiture

    On July 31, 1999, FSI sold its Chemical Management Division to the BOC Group, Inc., a Delaware corporation ("BOC"), for approximately $38.2 million in cash. FSI reported a pre-tax gain of approximately $24.8 million and an after tax gain of $15.9 million. The Chemical Management Division designed and manufactured chemical management systems that generate, blend and dispense high purity chemicals, and blend and deliver slurries, to points of use in a manufacturing facility, as well as related controls and support products.

    Under the asset purchase agreement, FSI has agreed to either retain or indemnify BOC with respect to certain specified obligations and liabilities of the Chemical Management Division.

Acquisition of Semiconductor Systems, Inc.

    On April 4, 1996, FSI acquired all of the outstanding capital stock of Semiconductor Systems, Inc. ("SSI"), a supplier of photoresist processing equipment and support, and SSI became a wholly-owned subsidiary of the Company. Principal SSI products include the ORBITRAK® and the SCORPIO™ microlithography clusters and the recently introduced CALYPSO™ with Instacure™ module spin-on dielectric system. SSI's operations are located in Fremont, California and are part of the Microlithography Division.

    FSI markets its products directly in North America; and markets in Europe, Asia Pacific and Japan primarily through two affiliated distributors. Through these affiliated international distributors the Company can provide timely and efficient worldwide support.

INDUSTRY BACKGROUND

    The fabrication of semiconductor devices is a complex process involving several distinct phases repeated numerous times during the fabrication process. Typically, each production phase requires different processing technology and equipment, and no one semiconductor equipment supplier currently produces an entire state-of-the-art fabrication system. Rather, semiconductor device manufacturers typically equip fabrication facilities by combining manufacturing equipment produced by several different suppliers, each of which performs specific functions in the manufacturing process. The thin film head fabrication processes utilize many of the same basic technological building blocks as that of the semiconductor manufacturing industry.

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

    FSI's business depends upon the capital equipment expenditures of microelectronics manufacturers, which in turn depend on the current and anticipated market demand for semiconductor devices and products utilizing semiconductor devices. The microelectronics industry has been cyclical in nature and has experienced periodic downturns. FSI continues to believe that microelectronics manufacturers are asking equipment suppliers to take an increasingly active role in meeting the manufacturer's technology requirements and cost constraints by developing and supporting the products and processes required to fabricate advanced microelectronics products or devices.

    Concurrent with rapid technological advances in microelectronics, competitive pressures are forcing manufacturers to reduce production costs. Because of the significant capital cost of a typical new fabrication facility, manufacturers have increased their focus on the various cost components of these facilities. This focus has led manufacturers to increasingly analyze the costs associated with owning and operating each piece of required operating equipment, often referred to as the equipment's "cost of ownership." Cost of ownership measurement has become an increasingly competitive issue among equipment suppliers. In addition, FSI believes that in an effort to reduce total manufacturing costs and to reduce potential contaminant exposure as the substrate is transferred from one process step to another, manufacturers are increasingly seeking process equipment capable of being integrated with the equipment of other suppliers to create a highly automated and integrated processing systems.

PRODUCTS

    The mix of products sold by the Company may vary significantly from year to year. The following table sets forth, for the periods indicated, the amount of sales and approximate percentages of the Company's total sales contributed by the Company's principal product lines:

	Fiscal Year Ended
					August 30,1997
			August 29, 1998
	August 28, 1999
	(dollars in thousands)

Microlithography products	$51,651	45.5%	$74,540	46.1%	$80,995	49.7%
Surface conditioning products	37,416	33.0%	60,197	37.2%	54,578	33.5%
Spare parts and service	24,445	21.5%	26,958	16.7%	27,315	16.8%

	$113,512	100.0%	$161,695	100.0%	$162,888	100.0%

MICROLITHOGRAPHY PRODUCTS

    FSI's microlithography products consist of several versions of the POLARIS® cluster and several products manufactured by FSI's subsidiary, SSI including the CALYPSO spin-on dielectric system.

    FSI's POLARIS microlithography clusters perform all of the photolithography processing steps except exposure. The POLARIS cluster consists of one or two cleanroom qualified robots surrounded by various process modules. Each module is independent and requires no mechanical interface. The cluster is enclosed by process modules and safety walls, creating a self-contained process environment and is configured to match the throughput capabilities of the integrated exposure equipment (stepper). The enclosure can be used to provide a Class 1 cleanroom environment with independent control of temperature, humidity and airborne chemical contaminants from the rest of the fabrication area. During operation, cassettes of wafers are loaded into the cluster's input/output module from which the robot(s) transport(s) wafers through the various process modules in a sequence programmed by the operator.

    The POLARIS clusters represent a processing alternative to conventional photoresist track or multiple cluster type systems which permit processing of the wafer according to a pre-established arrangement of the equipment. Wafer routing and throughput in a POLARIS cluster are not dependent upon module configuration. The programmable capability allows random wafer routing and continuous processing of wafers, eliminating the need for production pauses between wafer lots for resetting the wafer sequence, sometimes required by other suppliers' systems. In addition, by controlling system variables within narrow tolerance levels, the POLARIS cluster is able to better ensure the repeatability of the various process steps. As a result, the POLARIS cluster provides system flexibility and certain performance advantages over competing systems. It also provides certain reliability and serviceability advantages. The highly integrated and automated cluster approach of the POLARIS system can eliminate the need for a number of complex mechanisms, which can impact system reliability, such as exposure system interface modules and wafer transport mechanisms generally associated with competitors' systems. The Company produces a dual robot system to provide for higher throughput and to address more complex process flows.

    POLARIS process modules can be serviced from outside the cluster without disrupting other cluster process operations. In addition, should technology change in any particular process module, in many cases, individual modules can be replaced or modified with an upgrade without rendering the entire system obsolete.

    In 1999, FSI introduced the POLARIS 3500 Microlithography cluster. The system extends the productivity benefits of the FSI POLARIS cluster platform to 300-mm wafer processing. The tool is targeted at 0.15-micron design rule applications. The POLARIS 3500 cluster and its 200-mm predecessor, the POLARIS 2500 cluster, are based on a common platform that uses the same wafer handling system, environmental control system and software. Certain process modules were designed for both 200-mm and 300-mm wafers to allow customers to bridge from 200-mm to 300-mm device manufacturing without the need to purchase another complete system.

    The price of the POLARIS cluster ranges from approximately $800,000 to $3,000,000, depending on wafer size, number of modules, and number of robots required. The POLARIS cluster technology is licensed by the Company from TI. See "Patents, Trademarks and Intellectual Property" below.

    In April 1996, FSI expanded its resist processing product line through the acquisition of SSI to include the ORBITRAK and SCORPIO microlithography clusters. Introduced by SSI in 1993, the ORBITRAK microlithography cluster is designed for use in submicron fabs. The ORBITRAK cluster features proprietary process modules, arranged in an "orbit" around production-proven, three axis robots, that allow wafers to be processed in a variety of sequences. Multiple process chambers, thermal process modules, and fixed central robots with dual end effectors all contribute to superior throughput in a very small footprint, thereby reducing its cost of ownership.

    SSI also manufactures and supports the SCORPIO cluster, a flexible and cost-effective platform for the photolithography steps involved in the manufacturing of thin film heads and semiconductor devices. The benefits of "cluster" processing are also evident in this system. The SCORPIO cluster provides thin film head manufacturers, who produce less complex circuits, with some of the same advantages provided by the ORBITRAK and POLARIS clusters.

    FSI introduced the CALYPSO spin-on dielectric system in 1999. Utilizing FSI's POLARIS platform, the system can deposit current generations of organic and inorganic films. With its modular architecture, the system can be extended or adapted to ultra low-k nanoporous films for future technology nodes. At the heart of the CALYPSO system is the Instracure, a proprietary (patent pending) high-temperature anaerobic bake module that optimizes wafer temperature and oxygen content within the chamber throughout the curing process. The Instracure process eliminates the need for a traditional curing furnace, thereby reducing cleanroom space requirements, capital and operating costs, power consumption and wafers in process risk. The CALYPSO system also can be extended to accommodate 300-mm wafer processing.

SURFACE CONDITIONING PRODUCTS

    FSI's surface conditioning products perform cleaning, etching and stripping functions necessary for the fabrication of semiconductor devices.

    Spray Processing Systems  FSI's spray processing systems, which include the MERCURY® and ZETA™ surface conditioning systems, are sophisticated spray chemistry systems used to clean, etch and strip wafers at various stages in the semiconductor device fabrication process. These systems use centrifugal spray technology to process wafers by exposing them to a programmed, sequenced spray of fresh chemicals inside a closed, nitrogen filled chamber. Cassettes filled with wafers are loaded into a turntable in the process chamber and the processing chemicals, deionized ("DI") water and nitrogen, are sequentially dispensed into the chamber through one or more spray posts mounted in the chamber. As the turntable rotates, nozzles apply a chemical spray to the wafers' surfaces. After chemical application, DI water is sprayed on the wafer surface and all surfaces of the process chamber to remove chemical residues. The wafers and chamber are then dried by centrifugal spinning combined with a flow of nitrogen into the chamber. FSI's spray processing systems include a microprocessor- based controller to program, control and monitor the operating functions of the system in order to ensure precise control and repeatability of the process.

    In October 1997, FSI introduced the ZETA system; a batch spray processor designed to meet all factory automation requirements for both 200- and 300-mm wafer technology. The ZETA system includes an eight-chemical flow system for improved process which allows for a wider range of chemical blend ratios and also lowers chemical and DI water consumption. The ZETA system provides a reliable, automated environment to move wafers to and from the process chamber. A central robot moves cassettes from station to station and into the ZETA system process chamber. After wafers are processed, it unloads the cassettes from the process chamber, transfers wafers back into the transport cassettes and returns the cassettes to the input/output ("I/O") ports to be removed from the system. The automated and enclosed ZETA system helps ensure maximum process tool use, increases throughput, reduces contamination and minimizes human error.

    The spray processing systems offered by FSI range in price from $600,000 to $2,000,000. FSI also markets certain equipment complementary to its spray processors, including water heaters, chemical heaters and booster pumps.

    To respond to customers who, in their device manufacturing process, have a requirement to use ozone technology, FSI is now selling ozone resist stripping and cleaning in its ZETA and MERCURY surface conditioning systems. FSI's ozone-based resist stripping and cleaning technologies are built on its patent-pending high-concentration ozone process and dynamic chemical processing. High ozone concentrations are created by generating ozone at high cell pressures. The use of ozone in semiconductor processing is attractive because it uses only oxygen and water instead of abrasive and dangerous chemicals, and produces a carbon dioxide by-product. This allows semiconductor fabs to eliminate the use of sulfuric acid in the front end of line (FEOL) processing and solvents in the back end of line (BEOL) processing. This combination of reduced process steps and lower chemical and water usage adds up to potential process line savings.

    Vapor Processing Systems  FSI's EXCALIBUR® vapor processing systems use anhydrous hydrogen fluoride ("HF") gas in conjunction with water vapor to perform cleaning steps normally done with liquid chemicals. The EXCALIBUR systems are highly automated, with a microprocessor-based controller and user-friendly software for sequencing and control of the reactants. Wafers are processed on an individual basis and loaded from the wafer carrier into the process chamber by a handler that minimizes particle contamination. Up to two process chambers can be operated with a single electronic controller through the utilization of multi-tasking software. The advantages of vapor HF processing over wet processing include increased chemical purity (due in part to its ability to mix chemical gases with water vapor at the point of use), reduced chemical and waste disposal costs and increased processing capabilities leading to technology enablement. An integrated system of this type provides the necessary environmental and surface control of the wafer between cleaning and various other process steps, resulting in FSI's reduced contamination and improved yield.

    FSI's EXCALIBUR system varies in price from approximately $400,000 to $650,000, depending on the model, wafer size, number of process chambers and related electronic control requirements.

    CryoKinetic Processing Systems  Through a license agreement with IBM, FSI manufactures, markets, and services a product using IBM's cryogenic aerosol cleaning technology. In July 1996, FSI introduced this cryogenic aerosol cleaning technology as the ARIES® CryoKinetic cleaning system. In the system, ultrapure argon/nitrogen crystals are formed by rapidly cooling the gaseous mixture to cryogenic temperatures. When the frozen gas crystals collide with particles or residues on the wafer surface, they impart sufficient kinetic energy to dislodge contaminants. Contaminants become entrained in the gas flow and are carried away from the wafer and removed from the process chamber. This removal process is facilitated by a unique chamber design that prevents contaminants from redepositing on the wafer surface once removed. The process is effective on many types of particle or residue contamination. The advantage of using an ARIES system over conventional aqueous processes includes the ability of the cryogenic aerosol to remove particles or particulate without undercutting and weakening device structures. An ARIES system varies in price from $1,600,000 to $2,000,000 depending on the number of process chambers and related requirements.

    In 1998, FSI introduced the ANTARES™ single-wafer platform. The ANTARES single-wafer platform is capable of integrating such products as the EXCALIBUR and ARIES systems. The ANTARES single-wafer platform has the ability to mix and match multiple process technologies and is the platform for future SCD single-wafer technologies. The advantages of a single platform for FSI's customers include common spares, less service training and support and less engineering support. The ANTARES single-wafer platform also offers the advantage of bridging 200-mm and 300-mm processing. The ANTARES CX advanced cleaning system, featuring CryoKinetic processing, is now available for defect reduction applications.

    Immersion Processing Systems  With the completion of the acquisition of YieldUP, now SCD Mountain View, Inc. on October 20, 1999, FSI expanded its product offerings into the immersion processing area, providing FSI with additional process solutions for the critical cleaning segment of the surface conditioning market. YieldUP's operations are located in Mountain View, California and are part of the Surface Conditioning Division. SCD Mountain View products include the following:

CleanPoint™ Water Filtration System

    The CleanPoint Water Filtration System is a patented DI water filtration system designed to eliminate microscopic particle contamination in DI water at the point of use. The CleanPoint system is an integral part of FSI's cleaning, rinsing, and drying systems and is also marketed independently for other filtration applications.

YieldUP 1000

    The YieldUP 1000 system is a low cost, stand-alone rinsing and drying system with a small footprint designed to replace conventional spin rinse dryer technology in semiconductor manufacturing facilities. It has an advanced two-chamber design which provides two independently controlled rinsing and drying chambers for increased flexibility and throughput. The YieldUP 1000 incorporates FSI's patented Surface Tension Gradient ("STG") drying technology and patented CleanPoint water filtration system. This process is designed to reduce contamination and water spots, which can be left by conventional equipment.

YieldUP 2000

    The YieldUP 2000 system is an integrated cleaning, rinsing and drying system that uses the same rinse and dry technology as in the YieldUP 1000 and couples it with additional cleaning options and system control capabilities. The YieldUP 2000 system combines the advantages of immersion technology and the convenience of full flow processors and is designed to process larger substrates at higher throughputs. FSI offers chemical injection and megasonic cleaning as options on the YieldUP 2000. The YieldUP 2000 is available as a stand-alone system or as a drop-in upgrade to an existing wet bench system. The drop-in upgrade version of the YieldUP 2000 is being marketed to wet bench manufacturers (Original Equipment Manufacturers or OEM's) as the YieldUP 2100 system.

YieldUP 4000

    The YieldUP 4000 system is a cleaning, rinsing and drying system that builds on the YieldUP 2000 product by offering an integrated hydrofluoric acid cleaning capability in addition to the cleaning, rinsing and drying capabilities found on the YieldUP 2000 product. The hydrofluoric acid cleaning module allows more thorough cleaning of certain types of processed wafers than does the YieldUP 2000. FSI procures the hydrofluoric acid capability from one of several manufacturers of such systems. The YieldUP 4000 system is also configured with robotics for wafer cassette handling.

YieldUP 6000

    The YieldUP 6000 provides a replacement Standard Clean 1 (SCI), based on advanced technology using only ultra-dilute ammonia gas and DI water. A megasonic option is available. The YieldUP 6000 can be used for critical cleaning, especially pre-diffusion, on a variety of substrates.

    Immersion system products range in price from $95,000 for the YieldUP 1000 to $500,000 for the fully configured YieldUP 4000.

SPARE PARTS AND POST-SALE SUPPORT

    FSI sells spare part kits for a number of its products and individual spare part components for its equipment. FSI often packages product improvements to enable customers to update previously purchased equipment.

    FSI employs customer service and process engineers to assist and train its customers in performing preventive maintenance and service on FSI equipment and developing process applications for the equipment through service and application engineers worldwide. FSI offers a variety of process, service and maintenance programs that may be purchased. A number of customers have purchased maintenance contracts whereby FSI's service employees work at the customer's facility, and provide process service and maintenance support for FSI equipment.

BACKLOG AND SEASONALITY

    FSI's backlog at the end of fiscal 1999 was $45 million and at the end of 1998 it was $39 million. Approximately 42% and 54% respectively of FSI's backlog at fiscal 1999 and 1998 year-end was comprised of orders from three customers for each year. Texas Instruments and IBM were the top two customers in fiscal 1999 year-end backlog. IBM and National Semiconductor were the top two customers in backlog at the end of 1998. The loss of any of these customers could have a material adverse effect on FSI's operations. Backlog consists of orders for which a customer's purchase order has been received or a customer purchase order number has been communicated to FSI and where the equipment is scheduled to be shipped within twelve months of the order. All orders are subject to cancellation by the customer and in some cases a limited penalty provision may apply.

    During fiscal 1997, the semiconductor market experienced volatility in terms of product demand and product pricing and deteriorating industry conditions. These conditions continued into fiscal 1998 and 1999 and have caused certain semiconductor manufacturers to exercise caution in making their capital equipment purchase decisions and in certain cases to reschedule or cancel capital equipment purchases. In fiscal 1999 and 1998, purchase orders aggregating approximately $16,216,000 and $11,293,000, constituting 14.3% and 7.0% of sales, respectively, were canceled and not rescheduled. Because of the timing and relative size of certain orders received by FSI and possible changes in delivery schedules and cancellations of orders, FSI's backlog can vary from time to time and at any particular date is not necessarily indicative of actual sales for any succeeding period. See Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations." FSI's business is not seasonal to any significant extent.

RESEARCH AND DEVELOPMENT

    FSI believes that its future success will depend in large part on its ability to enhance, in collaboration with its customers, its existing product lines to meet the changing needs of microelectronics manufacturers. FSI believes that the trends in the industry, such as utilization of smaller circuit geometries, increased use of larger substrates and manufacturers' increased desire for integrated processing equipment will make highly automated and integrated systems, including single substrate processing systems, more important in the manufacturing of devices. To assist FSI in its development efforts, FSI maintains relationships with a number of industry professionals, including its customers, who help identify and review industry trends and FSI's development activities toward meeting the industry's advanced technology needs.

    FSI's current research and development programs are focused on the need for cleaner substrate surfaces due to smaller geometries, increased process control and flexibility through monitoring and software management systems, robotics automation in the cleanroom and integration of FSI's product offerings with the processing equipment of other suppliers. Each of these programs involves customer collaboration to ensure proper machine configuration and process development to meet industry requirements.

    FSI maintains state-of-the-art demonstration and process development laboratories, one at its Surface Conditioning Division manufacturing facility in Chaska, Minnesota, occupying 8,000 square feet, and another at the Microlithography Division in Allen, Texas, occupying 2,200 square feet. SCD Mountain View, Inc. and SSI also have demonstration and development capabilities in their facilities.

    Expenditures for research and development, which are expensed as incurred, during fiscal 1999, 1998 and 1997 were approximately $31,592,000, $36,103,000, and $31,756,000, respectively, and represented 27.8%, 22.3% and 19.5% of sales, respectively.

    FSI expects to continue to make substantial investments in research and development.* FSI also must manage product transitions successfully, as the introduction of new products could adversely affect sales of existing products.

MARKETING, SALES AND SUPPORT

    FSI markets its products throughout the world. FSI's marketing and sales efforts are focused on building long-term relationships with its customers. These efforts are supported by a team of marketing and sales personnel, and process and software engineers that work closely with individual customers to find solutions to their process needs.

    In North America, FSI markets its products through direct sales personnel, located at its operating facilities or at regional sales offices, together with product and technical specialists devoted to each of FSI's product lines. These individuals and FSI's engineers work with customers to understand precise processing requirements and to configure the appropriate FSI equipment to meet such requirements. In addition, as of the end of fiscal 1999, the sales effort was supported by approximately 114 employees and contractors engaged in customer service and support.

    International sales, primarily in Europe and Asia, accounted for approximately 29%, 39% and 32% of total sales for fiscal years 1999, 1998 and 1997, respectively. As of the end of fiscal 1999, FSI owns a 32.7% equity interest in Metron Technology B.V. ("Metron"), a distributor of FSI's products which has an extensive distribution organization located in Europe, Israel, India, and in the Asia Pacific Region. Entegris, Inc., a manufacturer of plastic injection moldings for the microelectronics industry, also owns a 32.7% equity interest in Metron as of the end of fiscal 1999. In addition to FSI's products, Metron also sells materials and equipment on behalf of several other semiconductor equipment and consumables manufacturers, including Entegris, Inc.

    FSI owns a 49% equity interest in m•FSI, Ltd. ("m•FSI"), a Japanese joint venture company formed in August 1991 with Mitsui & Co., Ltd. and its wholly-owned subsidiary, Chlorine Engineers Corp., Ltd. (collectively, "Mitsui"). Mitsui owns a 51% equity interest in m•FSI. In connection with its formation, FSI and Mitsui granted m•FSI certain product and technology licenses and product distribution rights.

    The significant majority of FSI's international sales are made to its affiliated distributors for resale to end users of FSI's products. However, in some cases, FSI may also sell directly to an international customer, in which case FSI may pay a commission to one of its affiliated distributors in connection with the sale. When commissions are taken into account, the international sales to FSI's affiliates are on terms generally no less favorable to FSI than international sales by FSI directly to non-affiliates.

    SCD Mountain View has certain distributor and representative agreements. These agreements are expected to be terminated in accordance with the terms of the agreements.

MANUFACTURING, RAW MATERIALS AND SUPPLIERS

    FSI maintains multiple manufacturing facilities including Chaska, Minnesota; Allen, Texas; Fremont, California and Mountain View, California.

    FSI typically assembles its products and systems from components and prefabricated parts manufactured and supplied by others, such as process controllers, robots, integrated circuits, power supplies, stainless steel pressure vessels, chamber bowls, valves and relays. Certain of the items manufactured by others are made to FSI's specifications. Typically, final assembly and systems tests are performed by FSI's manufacturing personnel. Quality control is maintained through incoming inspection of components, in-process inspection during equipment assembly, and final inspection and operation of manufactured equipment prior to shipment. FSI has a company-wide quality program in place and received ISO 9001 certification in October 1994. Such certification, however, does not cover the operations of SSI or SCD Mountain View.

    Certain of the components and subassemblies included in FSI's products are obtained from a single supplier or a limited group of suppliers in order to ensure overall quality and timeliness of delivery. Although FSI seeks to reduce dependence on sole and limited source suppliers, disruption or termination of certain of these sources could have a temporary adverse effect on FSI's operations. FSI believes that alternative sources could be obtained and qualified to supply these products, if necessary.* However, a prolonged inability to obtain certain components could have an adverse effect on FSI's operating results, disrupt scheduled deliveries and result in damage to customer relationships.

COMPETITION

    The global semiconductor industry in which FSI competes is highly competitive. In each of the markets it serves, FSI faces intense competition from established competitors, some of which have substantially greater financial, engineering, research, development, manufacturing, marketing, service and support resources, and greater name recognition than FSI. In order to remain competitive, FSI will be required to maintain a high level of investment in research and development, marketing, and customer service and support as well as control its operating expenses.* There can be no assurance that FSI will have sufficient resources to continue to make such investments or that FSI's products will continue to be viewed as competitive as a result of technological advances by competitors or changes in semiconductor processing technology. FSI's competitors also may increase their efforts to gain and retain market share through competitive pricing or strategic alliances.* Such competitive pressures may necessitate significant price reductions by FSI or result in lost orders which could adversely affect the Company's results of operations. If FSI's competitors enter into strategic alliances with leading semiconductor manufacturers in the areas of surface conditioning, microlithography or spin-on dielectrics, this could impair the ability of FSI to sell its products and adversely affect FSI's operating results.

    The Japanese market segment is important as it represents a substantial percentage of the world-wide semiconductor device market. To date, FSI has not yet established itself as a significant participant in the Japanese market segment with respect to its microlithography product line. As part of the strategy to establish its Japanese presence, FSI formed a joint venture, m-FSI in August 1991 with Mitsui and granted m-FSI certain product and technology licenses and product distribution rights in Japan.

    FSI believes that the Japanese equipment companies with which it competes have a competitive advantage because of their dominance of the Japanese market segment. Furthermore, Japanese microelectronics manufacturers have extended their influence outside Japan by licensing products and process technologies to non-Japanese manufacturers. Such licenses can result in a recommendation to use equipment manufactured by Japanese companies. Therefore, FSI may be at a competitive disadvantage with respect to the Japanese equipment suppliers, who have been engaged for some time in collaborative efforts with Japanese microelectronics manufacturers. Certain Japanese equipment manufacturers have begun to establish manufacturing operations in the United States, which will enable them to compete more effectively in the United States market.

    A portion of FSI's international sales have been to semiconductor device manufacturers located in Korea and Taiwan. These markets are extremely competitive and the semiconductor device manufacturers located there have been very aggressive in seeking price concessions from suppliers. FSI does not believe there are any existing government trade restrictions that would materially limit FSI's ability to compete in the Japanese, Korean or Taiwanese markets.

    Taiwan, Singapore and more recently, Thailand and Malaysia, have increased their microelectronics fabrication facility activity. FSI understands that many companies in these countries have technology alliances with established Japanese, U.S. or European semiconductor device manufacturing companies and that a substantial portion of their equipment purchase decisions will be based upon the recommendations of their alliance partners.

    Significant competitive factors in the equipment market include quality, process repeatability, capability and flexibility, ability to integrate with other products, and overall cost of ownership, including reliability, automation, throughput, customer support and system price. FSI has experienced significant price competition from certain of its competitors, primarily those in the microlithography market. Although FSI believes that it has certain technological and other advantages over its competitors, realizing and maintaining such advantages will require a continued high level of investment by FSI in research and development, marketing, and customer service and support as well as controlling operating expenses. There can be no assurance that FSI will continue to compete successfully in the future.

    FSI's competitors differ across its product lines. FSI's microlithography clusters compete with products offered by, among others, Dainippon Screen Manufacturing Co. Ltd. ("DNS"), Silicon Valley Group, Inc., and Tokyo Electron Ltd. ("TEL"). FSI competes with, among others, DNS, Kaijo Denki, Steag, Sugai/Sankyo Engineering, Semitool, Inc., SCP Global Technologies, and TEL in the area of surface conditioning products.

CUSTOMERS

    FSI sells products from one or more of its product lines to most major microelectronics manufacturers and has an extensive history with several of the largest integrated circuit manufacturers in the world. It has over 100 active customers worldwide.

    IBM accounted for approximately 24%, 14% and 22% of FSI's sales in fiscal 1999, 1998 and 1997, respectively. Texas Instruments accounted for 13% of FSI's sales in fiscal 1999 and less than 10% in both 1998 and 1997. National Semiconductor Corporation accounted for less than 10% of FSI's sales in 1999 and accounted for 12% and 10% of FSI's sales in fiscal 1998 and 1997, respectively.

    FSI has experienced and expects to continue to experience fluctuations in its customer mix.* The timing of an order for FSI's equipment is primarily dependent upon the customer's expansion program, replacement needs, or requirements to improve productivity and yields. Consequently, a customer who places significant orders in one year will not necessarily place significant orders in subsequent years.

    Sales to FSI's affiliated international distributors in fiscal 1999, 1998 and 1997, which may include sales of products subsequently resold to FSI's direct customers, accounted for approximately 27%, 37% and 32%, respectively, of FSI's total sales. In addition, the earnings (losses) received from FSI's equity ownership interest in such affiliated distributors was approximately $1,166,000 of losses in 1999, $674,000 of income in 1998 and $3,711,000 of income in fiscal 1997. The earnings or losses of FSI's affiliated distributors can significantly affect the financial results of FSI. There can be no assurance that the affiliated distributors will continue to distribute FSI's products or do so successfully, and in such event FSI's results of operations and earnings could be adversely affected.*

    Under a distribution agreement with Metron, FSI appointed Metron as its distributor in a number of European and Asian countries for FSI's MLD and SCD products. The agreement continues until terminated. Either party may terminate the agreement on or after January 31, 2000 by giving one year prior written notice and upon the occurrence of certain events at an earlier date upon one year notice. There is no requirement that Metron purchase a specified amount or percentage of FSI's products under the agreement.

    Under the m•FSI distribution agreement, m•FSI has exclusive distribution rights with respect to certain of FSI's products in Japan. A licensing agreement allows m•FSI to manufacture certain of FSI's products. The agreements may be terminated only upon the occurrence of certain events or conditions. There is no obligation under the distribution agreement for m•FSI to purchase a specified amount or percentage of FSI's products.

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY

    FSI's success is dependent upon a variety of factors including proprietary technology. Protection of FSI's technology by obtaining and enforcing patents is becoming increasingly important. Consequently, FSI has an active program to file patent applications in the United States and other countries on inventions it may consider significant. In addition to patent protection, FSI attempts to protect its proprietary information through non-disclosure agreements with its employees and with third-parties. FSI has a number of patents in the United States and other countries and additional applications are pending for new developments on its equipment and related processes. In addition to patents, FSI also possesses other proprietary intellectual property, including trademarks, know-how, trade secrets and copyrights.

    There can be no assurance that any of these patents will not be challenged, invalidated or circumvented or that rights granted thereunder will provide competitive advantages to FSI. In addition, there can be no assurances that patents will issue for pending applications or that the claims allowed in future patents will be sufficiently broad to protect FSI's technology. In addition, the laws of some foreign countries may not permit the protection of FSI's proprietary rights to the same extent as under the laws of the United States. Although FSI believes that protection afforded by its patents, patent applications, and other intellectual property rights has value, rapidly changing technology makes its future success primarily dependent on the engineering, marketing, service, and manufacturing skills of its employees.

    In the normal course of business, FSI from time to time receives and makes inquiries with regard to possible patent infringement. In dealing with such inquiries, it may become necessary or useful for FSI to obtain or grant licenses or other rights. However, there can be no assurance that such license rights will be available to FSI on commercially reasonable terms, or at all. The inability to obtain certain license or other rights, or to obtain such licenses or rights on favorable terms, or the need to engage in litigation could have a material adverse effect on FSI.

    The POLARIS cluster is offered by FSI under a non-exclusive license from TI. FSI has converted the license to a fully paid-up, worldwide license to sell and manufacture the POLARIS cluster. FSI also has the non-exclusive right to manufacture and sell related TI modules. The license agreement continues until terminated. It may be terminated by either party upon a breach by the other party, and the failure to cure, of certain terms of the agreement.

    The ARIES CryoKinetic cleaning tool is offered under license agreements from IBM. The licenses require certain minimum royalties and system-based royalties. Royalties are based on the "royalty portion revenues" of licensed equipment which excludes amounts for freight, taxes, customers' duties, insurance, discounts, and certain equipment not manufactured by FSI.

    FSI and its wholly owned subsidiaries have approximately 67 patents with expiration dates ranging from December 1999 to July 2018.

EMPLOYEES

    As of August 28, 1999, FSI and its wholly-owned subsidiaries had, in the aggregate, approximately 780 employees. As of October 31, 1999 that number was approximately 870, including the SCD Mountain View employees. In the high technology industry, competition for highly skilled employees is intense. FSI believes that a great part of its future success depends upon its continued ability to retain and attract qualified employees.* FSI is not subject to any collective bargaining agreement, has never been subject to a work stoppage and believes its relations with its employees is good.

ENVIRONMENTAL MATTERS

    FSI is subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. FSI believes that it is in compliance with these regulations and that it has obtained all necessary environmental permits to conduct its business. These permits generally relate to the disposal of hazardous wastes. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on FSI, suspension of production or cessation of operations. Such regulations could require FSI to acquire significant equipment or take other actions to comply with environmental regulations at a potentially significant cost to FSI. Any failure by FSI to control the use of, or adequately restrict the discharge or disposal of hazardous substances could subject FSI to future liabilities. See also "Item 3—Legal Proceedings."

    FSI believes that compliance with federal, state and local provisions which have been enacted or adopted regulating discharges of materials into the environment, or otherwise relating to the protection of the environment will not have a material effect upon the capital expenditures, earnings and competitive position of FSI.*

INTERNATIONAL SALES

    FSI's international sales for each of the last three fiscal years is disclosed in the financial statements included elsewhere in the report in Item 8 on page 33 of this Report.

OTHER RISK FACTORS

    A discussion of certain risk factors is presented in the "Risk Factors Section" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in the report in Item 7 on pages 20 to 32.

ITEM 2.  PROPERTIES

    FSI's corporate offices are located in Chaska, a suburb of Minneapolis, Minnesota. As of August 28, 1999, FSI leased approximately 162,000 square feet, in three buildings. The annual rental cost for these facilities in fiscal 1999 was approximately $767,000. In connection with the sale of its Chemical Management Division to the BOC Group, Inc. ("BOC"), FSI extended the current lease for its corporate headquarters by one-year. FSI sub-leased approximately 72,000 square feet of one of its Chaska facilities to BOC for $357,000 in annual rental costs.

    In November 1995, FSI opened a new 100,000 square foot manufacturing facility in Chaska, Minnesota which cost approximately $12.5 million to construct and equip. The facility contains 40,000 square feet of Class 1,000 and 10,000 cleanroom space, which can be upgraded to class 100 as required. The new facility also contains manufacturing support operations and a customer training center. In May 1997, FSI completed construction of an 88,000 square foot addition to this facility. The cost of constructing and equipping this addition was $21.5 million. This addition contains the headquarters for FSI's Surface Conditioning Division and includes research, laboratory and engineering facilities.

    In March 1997, FSI completed construction of a 159,000 square foot facility in Allen, Texas at a cost of $18.6 million to construct and equip. This facility comprises the Microlithography Division's headquarters and includes manufacturing, engineering, and a research and development laboratory.

    FSI also leases other locations within the United States, including a 62,040 square foot research and development laboratory, engineering, manufacturing, and administrative facility in Fremont, California (SSI) and a 14,370 square foot research and development laboratory, engineering, manufacturing and administrative facility in Mountain View, California (SCD Mountain View).

    FSI also leases office space for several service or sales and service offices in the United States. Management believes its existing facilities are well maintained and in good operating condition.

ITEM 3.  LEGAL PROCEEDINGS

    FSI generates minor amounts of liquid and solid hazardous waste and uses licensed haulers and disposal facilities to ship and dispose of such waste. In the past, FSI has received notice from state or federal enforcement agencies that it is a potentially responsible party ("PRP") in connection with the investigation of several hazardous waste disposal sites owned and operated by third parties. In each matter, FSI believes that it is at most a "de minimis" PRP and FSI has elected to participate in settlement offers made to all de minimis parties with respect to such sites.

    The risk of being named a PRP is that if any of the other PRP's are unable to contribute their proportionate share of the liability, if any, associated with the site, those PRP's that are able could be held financially responsible for the shortfall. While the ultimate outcome of those matters not yet settled cannot presently be determined, FSI does not believe that any of these investigations, either individually or in the aggregate, will have a material adverse effect on its business, operating results, or financial condition.*

    There has been substantial litigation regarding patent and other intellectual property rights in the microelectronics industry recently and further commercialization of FSI's products could provoke claims of infringement by third parties. In the future, litigation may be necessary to enforce patents issued to FSI, to protect trade secrets or know-how owned by FSI or to defend FSI against claimed infringement of the rights of others and to determine the scope and validity of FSI's proprietary rights. Any such litigation could result in substantial costs and diversion of effort by FSI, which by itself could have a material adverse impact on FSI's financial condition and operating results. Further, adverse determinations in such litigation could result in FSI's loss of proprietary rights, subject FSI to significant liabilities to third parties, require FSI to seek licenses from third-parties or prevent FSI from manufacturing or selling one or more products, any of which could have a material adverse effect on FSI's financial condition and results of operations.

    In October 1996, Eric C. and Angie L. Hsu (the "plaintiffs") filed a lawsuit in the Superior Court of California, County of Alameda, Southern Division, against Semiconductors Systems, Inc. ("SSI"), a wholly-owned subsidiary of FSI that was acquired in April 1996, and the former shareholders of SSI. In the fall of 1995, pursuant to the Employee Stock Purchase and Shareholder Agreement dated November 30, 1990 between Mr. Hsu and SSI (the "Shareholder Agreement") and in connection with Mr. Hsu's termination of his employment with SSI in August 1995, the former shareholders of SSI purchased the shares of SSI common stock then held by Mr. Hsu. The plaintiffs are claiming, among other things, that such purchase breached the Shareholder Agreement and violated the California Corporations Code, breached the fiduciary duty owed plaintiffs by the individual defendants and constituted fraud. The plaintiffs are seeking, among other things, damages in an amount to be proven at trial, punitive damages, attorneys' fees and a constructive trust over the shares held in the escrow mentioned below. Plaintiffs' claim for punitive damages was dismissed by the trial court. SSI intends to vigorously defend the lawsuit and FSI currently believes the trial will commence in early 2000.

    FSI, on behalf of SSI, has made a claim with respect to the lawsuit under the escrow created at the time of FSI's acquisition of SSI. The escrow was established to secure certain indemnification obligations of the former shareholders of SSI. The former shareholders have agreed to hold FSI and SSI harmless from any claim arising out of any securities transactions between the shareholders or former shareholders of SSI and SSI. The escrow consists of an aggregate of 250,000 shares of FSI Common Stock paid to the former shareholders of SSI as consideration in the acquisition.

    CFM Technologies, Inc. and CFMT, Inc. (collectively "CFM") filed a complaint against YieldUP in United States District Court for the District of Delaware in September 1995. The complaint alleged that the drying process incorporated in certain YieldUP products infringes a patent held by CFM. On October 14, 1997, a federal court for the District of Delaware ruled in YieldUP's favor. In a written opinion granting summary judgment for YieldUP, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. To establish infringement, evidence of all three elements was required. On June 30, 1998, the United States District Court of Delaware granted CFM's petition for re-argument of the summary judgment motion, and the re-argument briefs have been filed by both parties. The court may not sustain its original order. If the original order is overturned, the litigation may proceed to trial, and the litigation and the associated costs may, and an unfavorable adjudication will, have a material adverse impact on FSI.* A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated.

    CFM filed an additional complaint against YieldUP in United States District Court for the District of Delaware on December 30, 1998. The complaint alleged that the cleaning process incorporated in certain of YieldUP's products infringes patents held by CFM. FSI believes that the additional CFM patent infringement lawsuit is without merit and that none of YieldUP's technology and products infringes any of the CFM patents asserted in that litigation. YieldUP's technology is substantially different from CFM's patented technology. YieldUP has filed an answer to the complaint and a counter claim for non-infringement and invalidity of CFM's patents. YieldUP plans to vigorously defend its intellectual property rights against any and all claims. The associated costs may, and an unfavorable adjudication will, have a material adverse impact on FSI. In both lawsuits filed by CFM, CFM is asking for monetary damages and an injunction against YieldUP's use of those products at issue. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated.

    Other than the litigation described above or routine litigation incidental to FSI's business, there is no material litigation to which FSI is a party or of which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

    There were no matters submitted to a vote of shareholders during the fourth quarter ended August 28, 1999.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers are elected by the board of directors, generally for a term of one year, and serve until their successor is elected and qualified. The following table and discussion contains information regarding the current executive officers of FSI.

Name	Age	Position

Mark A. Ahmann (1)	43	Vice President, Human Resources
Dale A. Courtney (2)	62	Senior Vice President; President, Surface Conditioning Division
Joel A. Elftmann (3)	59	Chairman, President and Chief Executive Officer
Patricia M. Hollister (4)	39	Chief Financial Officer and Corporate Controller
Luke R. Komarek (5)	46	Vice President; General Counsel and Assistant Secretary
Benno G. Sand (6)	45	Executive Vice President, Planning, Administration and Development and Secretary
Benjamin J. Sloan (7)	59	Executive Vice President; President, Microlithography Division
Charles R. Wofford (8)	66	Vice Chairman

(1)
Mr. Ahmann has been Vice President of Human Resources since January 1998 and joined FSI in May 1997 as Staff Vice President, Human Resources. From 1988 to 1997 he worked for Aetna, Inc. in a variety of human resources positions with the company in corporate and divisional operations, most recently as Vice President, Human Resources in a project management capacity. Prior to Aetna, he worked for Honeywell, Inc. and Northern States Power Company.

(2)
Mr. Courtney has served as Senior Vice President; President, Surface Conditioning Division of FSI since January 1998 and as Executive Vice President; President, Surface Conditioning Division from January 1996 to December 1997. From March 1994 until January 1996, he was Senior Vice President, Surface Conditioning Division. He served as Vice President, Surface Conditioning Division of FSI from November 1992 to March 1994. Mr. Courtney served as Vice President, Engineering of FSI from August 1991 to November 1992. Mr. Courtney served as Director of Engineering of FSI from September 1990 to August 1991 and as manager of Engineering Software Development and Automation of FSI from September 1987 to September 1990. Prior to joining FSI, Mr. Courtney was President of D A Courtney & Associates, Dallas, Texas, specializing in the development of software for automation and real time process control systems. Mr. Courtney is a director of m•FSI, Ltd.

(3)
Mr. Elftmann is a co-founder of FSI and has served as a Director of FSI since 1973 and as Chairman of the Board since August 1983. From August 1983 to August 1989, and from May 1991 until the present, Mr. Elftmann has served as Chief Executive Officer of FSI. From 1977 to August 1983, and from May 1991 until January 1998, and from August 1999 to the present Mr. Elftmann has served as President of FSI. Mr. Elftmann is a member of the Supervisory Board of Directors of Metron Technology B.V., a director of m•FSI, Ltd. and has been a director of Veeco Instruments, Inc. since May 1994.

(4)
Ms. Hollister has served as Chief Financial Officer and Corporate Controller since January 1998. She was Corporate Controller of FSI from March 1995 until January 1998. Prior thereto, Ms. Hollister was employed by KPMG LLP in Minneapolis, Minnesota where she served over 12 years on various audit and consulting engagements, most recently as a Senior Manager.

(5)
Mr. Komarek joined FSI in June 1995 as Corporate Counsel. He was named General Counsel in October 1996 and made a Staff Vice President in May 1997. In January 1998 he was elected Vice President and General Counsel. He has served as Assistant Secretary since 1996. Prior to joining FSI, he was at the law firm of Faegre and Benson for several years. Prior to Faegre he held legal management positions with Northgate Computer Company and Diversified Energies, Inc.

(6)
Mr. Sand has served as Executive Vice President, Planning, Administration and Development since August 1999 and was Executive Vice President and Chief Administrative Officer from January 1998 to August 1999. He served as Executive Vice President and Chief Financial Officer of the Company from January 1992 to January 1998. Mr. Sand served as Vice President, Finance and Chief Financial Officer of FSI from October 1990 until January 1992. He served as Vice President, Finance of FSI from October 1987 until October 1990. Mr. Sand was elected Assistant Secretary of FSI in November 1989 and Secretary in November 1990. Mr. Sand is a director of SSI and SCD Mountain View, Inc.

(7)
Dr. Sloan has served as Executive Vice President; President, Microlithography Division of FSI since August 1999 and also held that position from January 1996 to January 1998. He also held the additional title of Chief Operating Officer from February 1998 to July 1999. From January 1996 to January 1998 he served as Executive Vice President; President, Microlithography Division. From January 1992 to January 1996, he served as Executive Vice President, Microlithography Division. Prior thereto, Dr. Sloan was employed by Texas Instruments ("TI") in Dallas, Texas where he served over 24 years in various research and development capacities, most recently as a Semiconductor Group Vice President and Manager of the Wafer Fabrication Systems Division of TI's Process Automation Center. Dr. Sloan also serves as a director of SSI.

(8)
Mr. Wofford has served as a Director of FSI since November 1992. On February 5, 1996 he became Vice Chairman. Since April 1994, Mr. Wofford has been a business and management consultant. From April 1992 to April 1994, he was Chairman of the Board, Chief Executive Officer, and President of the FARR Company, a manufacturer of cleanroom filtration systems and equipment. Mr. Wofford was President and Chief Executive Officer of the FARR Company from September 1991 to March 1992, and from July 1991 to August 1991 he was President and Chief Operating Officer. Prior thereto, Mr. Wofford held a variety of positions with respect to TI's semiconductor operations in the United States, Europe, Asia, and Latin America, including Senior Vice President, Semiconductor Group.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    FSI's common stock is traded on the NASDAQ National Market System (NMS) under the symbol "FSII". The following table sets forth the highest and lowest sale prices, as reported by the NASDAQ-NMS, for the fiscal periods indicated:

	1999		1998
	High	Low	High	Low

Fiscal Quarter
First	$ 9 3/4	$ 3 1/2	$23 5/8	$13 3/8
Second	14 5/16	7	15 3/8	10 7/8
Third	11 3/8	5 1/16	13 3/8	10 3/4
Fourth	10 1/16	6 1/8	11 1/2	5 13/16

    There were approximately 1,294 stockholder accounts of record on October 21, 1999, and an estimated 9,800 stockholders who held the Company common stock in street name.

    FSI has never declared or paid cash dividends on its common stock. FSI currently intends to retain all earnings for use in its business, and does not anticipate paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    The summary of selected financial data for each of the last five fiscal years is as follows:

Selected Historical Financial Data
(in thousands, except per-share amounts)

	Fiscal Year Ended
	August 28, 1999	August 29, 1998	August 30, 1997	August 31, 1996	August 26, 1995

Statement of Operations Data:
Sales	$113,512	$161,695	$162,888	$233,239	$169,891
Gross profit	34,812	51,707	62,152	102,604	76,942
Selling, general, and administrative expenses	37,264	52,103	45,403	49,410	33,815
Research and development expenses	31,592	36,103	31,756	33,940	22,667
Operating income (loss)	(34,044)	(36,498)	(15,007)	19,254	20,460
Equity in earnings (loss) of affiliates	(1,166)	674	3,711	5,108	3,567
Net income (loss) from continuing operations	$(40,119)	$(21,322)	$(3,289)	$21,473	$20,513
Net income (loss) from continuing operations per share—Basic	$(1.73)	$(0.94)	$(0.14)	$0.97	$1.18
Net income (loss) from continuing operations per share—Diluted	$(1.73)	$(0.94)	$(0.14)	$0.93	$1.09
Weighted average common shares	23,205	22,801	22,466	22,177	17,422
Weighted average common shares and potential common shares	23,205	22,801	22,466	23,207	18,867
Balance Sheet Data:
Total assets	$242,703	$293,747	$317,738	$283,964	$238,940
Total long-term debt	30,063	42,130	42,250	459	4,845
Stockholders' equity	176,312	204,376	224,340	218,127	186,667
Dividends	—	—	—	—	—

(1)
All amounts have been adjusted to reflect the divestiture, effective July 31, 1999, of the Chemical Management Division. See Note 4 of Notes to the Consolidated Financial Statements.

    The quarterly data for the last two fiscal years is as follows:

	Quarterly Data (Unaudited)
	First Quarter	Second Quarter	Third Quarter(b)	Fourth Quarter(a)
	(In Thousands, Except Per-Share Data)
1999
Sales	$24,016	$19,147	$37,674	$32,675
Gross profit	7,853	5,453	10,566	10,940
Operating loss	(9,273)	(9,757)	(5,326)	(9,688)
Net (loss) income	(7,078)	(7,574)	(20,387)	4,405
Diluted net (loss) income per common share	$(0.30)	$(0.33)	$(0.88)	$0.19
1998
Sales	$50,598	$44,123	$39,322	$27,652
Gross profit (loss)	21,394	15,272	16,477	(1,436)
Operating (loss) income	704	(8,382)	(4,545)	(24,275)
Net (loss) income	1,886	(4,597)	(1,987)	(17,254)
Diluted net (loss) income per common share	$0.08	$(0.20)	$(0.09)	$(0.75)

(a)
During the fourth quarter of fiscal 1998, FSI recorded realignment charges of $11.2 million (see Note 2 to Notes to Consolidated Financial Statements).

(b)
During the third quarter of fiscal 1999, FSI recorded a valuation reserve of $16.6 million against deferred taxes (see Note 12 to Notes to Consolidated Financial Statements).

    FSI's fiscal quarters are generally 13 weeks, ending on a Saturday. The fiscal year ends on the last Saturday in August and comprises 52 or 53 weeks.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information in this report, except for the historical information contained herein, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements are subject to various risks and uncertainties. Actual results may be materially different from these forward-looking statements. Factors that could cause actual results to differ include overall economic and financial conditions in our industry; general economic conditions; the demand and price for semiconductors; the level of new orders and order delays or cancellations; competitive pricing pressures; the timing and success of current and future product and process development programs; the success of the Company's affiliated distributors; the timing and extent of any industry upturn or downturn; the successful integration of the YieldUP acquisition and the successful optimization of the Company's new business system. In addition, readers are also directed to the Risk Factors discussion found below under "Risk Factors." Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. FSI assumes no obligation to publicly release any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences. Such forward-looking statements are marked with an asterisk (*).

    The following should be read in conjunction with the Consolidated Financial Statements and footnotes thereto appearing elsewhere in this report.

Industry Trends

    Conditions for semiconductor device manufacturers appear to be improving, as factory utilization rates increased above the 90% level according to VLSI Research, Inc. A number of fabs are adding capacity and investing in capital equipment, and some customers are converting existing 150-mm fabs to 200-mm. A few 300-mm pilot lines exist or are expected to come on line; however, FSI does not expect significant 300-mm spending until calendar 2001.*

    PC shipments improved in the last few quarters, particularly in the Asia Pacific region. According to International Data Corp., worldwide PC unit shipments grew 27% in calendar second quarter, compared to the prior year, and 20% from the first quarter. Accelerated growth in communications and internet-related products also fueled improving industry conditions.

    Although the rate of order growth for semiconductor equipment manufacturers slowed during calendar 1999 third quarter, industry analysts currently predict moderate growth in booking activity through calendar 2000.* Dataquest's July 1999 forecast estimates 26% growth in the resist processing available market and 19% in the surface conditioning available market in calendar 2000 due to factors such as shrinks, capacity constraints, new materials such as copper and low-k dielectrics, and 300-mm pilot programs.*

    Foundries, semiconductor manufacturers producing devices for companies that do not have fabs (fabless), often located in the Asia Pacific region, are forecasted to make significant capital equipment investments over the next few years.* In calendar 1999, Asia Pacific equipment spending is expected to approach U.S. spending,* and as forecasted by industry analysts, to exceed the U.S. in equipment spending by 2001.*

    FSI anticipates many challenges as industry conditions continue to change with fabless environments and demands for integrated processes from its customers continue to increase.

Results of Operations

    Fiscal 1999 was a difficult year as FSI saw its revenue decrease 30% from fiscal 1998. In anticipation of lower revenue, FSI implemented cost reduction measures in October 1998, including an involuntary reduction in force, scheduled plant shutdowns and the delay or cancellation of certain programs.

    In addition, during the fourth quarter of fiscal 1998, FSI incurred $11.2 million of charges relating to the realignment of its business due to industry conditions and the length of the industry-downturn. These charges were the result of the reduction in force and related severance costs, additional inventory reserves due to the discontinuation or phasing out of certain product lines, increased allowance for doubtful accounts for customers who previously purchased products which may be impacted by the realignment and charges related to the consolidation of facilities. (See Note 2 of the Consolidated Financial Statements)

    The following table sets forth, for the fiscal years indicated, certain income and expense items as a percent of total sales:

	Percent of Sales, Fiscal Years Ended
	1999	1998	1997

Sales	100.0%	100.0%	100.0%
Cost of goods sold	69.3	68.0	61.8
Gross profit	30.7	32.0	38.2
Selling, general and administrative	32.9	32.3	27.9
Research and development	27.8	22.3	19.5
Operating loss	(30.0)	(22.6)	(9.2)
Other income, net	0.8	0.7	1.5
Loss before income taxes	(29.2)	(21.9)	(7.7)
Income tax (benefit) expense	5.1	(8.3)	(3.5)
Equity in earnings (losses) of affiliates	(1.0)	0.4	2.2
Net loss from continuing operations	(35.3)	(13.2)	(2.0)
Discontinued Operations:
Net (loss) income from discontinued operations	(5.7)	(0.4)	4.8
Gain on sale of net assets of discontinued operations	14.0	—	—

Net (loss) income	(27.0)%	(13.6)%	2.8%

Sales

    Sales decreased 30% to $113.5 million for the fiscal year ended August 28, 1999 as compared to $161.7 million for the fiscal year ended August 29, 1998. The decrease in sales occurred in both the Microlithography and Surface Conditioning product lines. The overall decrease in sales is a result of limited capital expenditures by FSI's customers due to fewer new fabs being constructed and equipped, and a limited number of fab expansions by FSI's customers. Sales decreased slightly to $161.7 million for the fiscal year ended August 29, 1998 as compared to $162.9 million for the fiscal year ended August 30, 1997. The decrease in sales occurred in the Microlithography product lines as a result of industry conditions.

    International sales were $32.8 million, $63.1 million and $52.5 million during fiscal 1999, 1998 and 1997, respectively, and represented approximately 29%, 39% and 32% of sales during these periods. The decrease in international sales in fiscal 1999 occurred in all international markets, particularly Japan. Due to its broader customer base, the Surface Conditioning Division has a higher percentage of international sales than the Microlithography Division. (See Note 16 of the Consolidated Financial Statements for additional information regarding the Company's international sales.)

    FSI ended the fiscal year with a backlog of approximately $45 million as compared to $39 million at the end of fiscal 1998. Backlog consists of orders with delivery dates within the next 12 months for which a customer purchase order has been received or a customer purchase order number has been communicated in writing to FSI. Because of the timing and relative size of orders and the possibility of cancellations or customer delays, backlog is not necessarily indicative of sales for future periods. Our book to bill ratio for the fourth quarter of fiscal 1999 was 1.25 and was 0.99 for the full fiscal year.

    Orders, net of cancellations, in the second half of fiscal 1999 were approximately $67 million as compared to approximately $46 million during the first half, reflecting the improving industry conditions. FSI expects an increase in the amount of orders for the first quarter of fiscal 2000 as compared with the fourth quarter of 1999.* Based upon current backlog, anticipated orders, and delivery schedules, FSI expects fiscal 2000 sales to be above the fiscal 1999 level.*

Gross profit

    Gross profit, as a percentage of sales for fiscal 1999, was 30.7% as compared to approximately 32.0% for fiscal 1998. The decrease in gross margins for fiscal 1999 as compared to fiscal 1998 was primarily due to fixed excess-manufacturing-capacity-related costs spread over a lower sales level. Gross profit, as a percentage of sales for fiscal 1998, was 32.0% as compared to 38.2% for fiscal 1997. The decrease in gross profit margin for fiscal 1998 as compared to fiscal 1997 was generally due to increased inventory write-offs, product mix, and increased warranty and obsolescence costs.

    Gross profit margin for the fourth quarter of fiscal 1998 was significantly reduced due to approximately $8.0 million of additional inventory reserves and severance and outplacement costs associated with a reduction in force. Due to the industry conditions and FSI's realignment, both divisions reviewed their phase-out plans and discontinued products. As a result, the divisions increased their inventory reserves.

    The total net increase in inventory reserves for fiscal 1999 was approximately $631,000 as compared to a net increase of $2,557,000 in fiscal 1998 and a net increase of $2,861,000 in 1997. The larger net amounts in 1998 and 1997 were due to the continued downturn in the industry. In the past, industry cycles were shorter and inventory levels were managed to phase-out plans and product discontinuances.

    FSI's gross profit margin may fluctuate as a result of a number of factors, including the mix of products sold as some products have higher margins than others, the proportion of international sales as international sales generally have lower margins, competitive pricing pressures and utilization of manufacturing capacity. It is anticipated that gross margins as a percent of sales will be in the mid 30% range in fiscal 2000.* Cost reduction programs currently under way at the Company, if successful, could result in higher margins in the latter half of fiscal 2000 as compared to the first half of fiscal 2000.*

Selling, general and administrative expenses

    Selling, general and administrative (SG&A) expenses in fiscal 1999 were $37.3 million or 32.9% of sales, as compared to $52.1 million or 32.3% of sales in fiscal 1998 and $45.4 million or 27.9% of sales in fiscal 1997. The decrease in SG&A expenses in fiscal 1999, as compared to fiscal 1998, is due to the overall reduction in force and also due to approximately $4.9 million of realignment charges in 1998 as discussed below.

    The dollar and percentage increase in SG&A in fiscal 1998 as compared to 1997 is due to one-time charges of approximately $4.9 million. The $4.9 million of charges consists of $2.0 million of costs associated with organizational changes announced in December 1997 and the settlement of a patent infringement lawsuit, $1.6 million of costs associated with facilities consolidation, $800,000 of costs associated with increased allowance for doubtful accounts and $500,000 of severance costs and outplacement fees related to the reduction in force. In addition, the increase in the amount of SG&A expenses in fiscal 1998 was also due to costs associated with information systems, Year 2000 programs and overall infrastructure costs.

    FSI expects the dollar amount of SG&A expenses to increase in fiscal 2000 primarily because of goodwill associated with the recent acquisition of YieldUP International, Inc., the SAP system operating and support costs and other SG&A costs.* Also, FSI will continue investments to expand worldwide sales and support capability.* FSI expects SG&A expenses to be up slightly in the first quarter of fiscal 2000 as compared to the fourth quarter of fiscal 1999.* However, beginning in the second quarter of fiscal 2000 FSI expects to have a decrease in SG&A expense as compared with the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000.*

Research and development expenses

    Research and development expenses for fiscal 1999 were $31.6 million, or 27.8% of sales, as compared to $36.1 million, or 22.3% of sales, for fiscal 1998 and $31.8 million, or 19.5% of sales, for fiscal 1997.

    FSI's average investment on new product and process development programs as a percent of total revenues has been 23.2% for the past three years. FSI expects R&D expense as a percentage of sales to decrease in fiscal 2000 as compared to 1999.* However, the dollar amount is expected to increase.* FSI will continue to remain focused on critical technologies and strategically invest our R&D dollars, specifically in the immersion technology for Surface Conditioning products, the CALYPSO spin-on dielectric product, and 300-mm products for both resist processing and surface conditioning. FSI expects R&D expenses to decrease in the first quarter of fiscal 2000 as compared to the fourth quarter of 1999.* Also, FSI will incur an in-process R&D write-off of approximately $6.4 million in the first quarter of fiscal 2000 related to the YieldUP acquisition.*

    During fiscal years 1999, 1998 and 1997, FSI recognized approximately $8,000, $1,919,000, and $277,000, respectively, of third party funding as reductions in research and development expenses.

Other income (expense), net

    Other income (expense), net was approximately $936,000 of income, or 0.8% of sales, for fiscal 1999 as compared to $1.2 million of income, or 0.7% of sales, for fiscal 1998 and $2.4 million of income, or 1.5% of sales for fiscal 1997.

    The overall change for fiscal 1999 as compared to 1998 is due to an additional expense of approximately $690,000 associated with the make-whole penalties related to the repayment of certain senior unsecured notes scheduled to mature through 2004. The decrease for fiscal 1998 as compared to 1997 was due to increased interest expense as a result of the $42.0 million private debt placement completed in December 1996. Interest expense is expected to be minimal for FSI in fiscal year 2000.* Interest income is expected to be $500,000 to $700,000 per quarter, depending upon the level of investments and the interest rates.*

Income tax (benefit) expense

    The tax expense related to continuing operations for fiscal 1999 was $5.8 million of expense as compared to a $13.3 million of tax benefit for the comparable 1998 period. During the third quarter of 1999, FSI recorded a valuation allowance of $16.6 million against its deferred tax assets. This valuation allowance was recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, primarily due to FSI's continued losses. The income tax benefit from continuing operations for fiscal 1998 was approximately $13.3 million compared to $5.6 million of tax benefit for fiscal 1997. The increase in tax benefit for fiscal 1998 was due to larger operating losses.

    FSI does not expect to record any tax benefit or expense in the future until the Company is consistently profitable on a quarterly basis.* FSI's deferred tax assets on the balance sheet as of August 29, 1999 have been fully reserved with a valuation allowance.

Equity in earnings (losses) of affiliates

    Equity in earnings (losses) of affiliates was approximately $1.2 million of losses for fiscal 1999, $674,000 of income for fiscal 1998 and $3.7 million of income for fiscal 1997. The loss in fiscal 1999 and the decrease in income in 1998 as compared to fiscal 1997 is due to losses or lower earnings at both affiliates, Metron Technology B.V. and m•FSI Ltd.

    FSI is expecting improved financial performance for Metron Technology in fiscal 2000.* In late September 1999, Metron Technology filed an S-1 document with the SEC for an initial public offering (IPO). Metron plans to use the proceeds from the IPO for working capital and general corporate purposes. FSI expects to participate as a selling shareholder and anticipates that its post-IPO ownership percentage will be slightly above 20 percent.* The Company expects that the improving financial performance of Metron will be offset by losses of m•FSI in fiscal 2000.*

Liquidity and Capital Resources

    FSI's cash, cash equivalents and marketable securities were approximately $90 million as of August 28, 1999, an increase of $3.7 million from the end of fiscal 1998.

    The increase in cash, cash equivalents and marketable securities is due to cash proceeds of approximately $37.6 million from the divestiture of the Chemical Management Division offset by $11.8 million of acquisitions of property, plant, and equipment, $12.1 million in senior unsecured notes prepayments and the funding of operating losses.

    On September 3, 1999, FSI completed the repayment of its senior unsecured notes. The notes consisted of $30 million of 7.15% senior unsecured notes due to mature in 2004 which were paid off in September and $12 million of 7.27% senior unsecured notes due to mature in 2006 which were paid off prior to year-end fiscal 1999. At the time of the prepayment, certain lenders had claimed that FSI was in default under certain covenants contained in the note agreements. These claims were waived in connection with the repayment. FSI's long-term debt, including current maturities, remaining after the pay-off of its unsecured notes is approximately $63,000 related to capital leases.

    Accounts receivable decreased $2.0 million from the end of fiscal 1998. The decrease in accounts receivable was mainly due to the 30% decrease in sales in fiscal 1999 as compared to fiscal 1998. However, accounts receivable did not decrease as much as would be expected given the year over year sales decrease because 1999 fourth quarter sales increased 18% over 1998 fourth quarter sales.

    Inventory decreased approximately $7.0 million to $32.9 million at the end of fiscal 1999, as compared to $39.9 million at the end of fiscal 1998. This was mainly due to decreases in raw materials and work-in-process and a net increase in the inventory reserves of $631,000 offset by an increase in finished products. As of August 28, 1999, FSI's current ratio was 2.4 to 1.0 and working capital was $92.6 million.

    Acquisitions of property, plant and equipment were $11.8 million, $7.0 million and $42.5 million in fiscal 1999, 1998 and 1997, respectively. FSI expects capital expenditures to be between $5.0 and $7.0 million in fiscal 2000.*

    FSI believes that with existing cash, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet FSI's currently projected working capital and other cash requirements through at least mid fiscal 2001*.

    FSI believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they arise. FSI may, from time to time, as market and business conditions warrant, consider divestitures, investments or acquisitions of businesses, products or technologies.* FSI may affect additional equity or debt financing to fund such activities.* The sale of additional equity or debt securities could result in additional dilution to FSI's shareholders.*

New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes appropriate accounting for derivative instruments and hedging activities. SFAS No. 133 must be adopted for financial statements issued for fiscal years beginning after June 15, 2000. It is anticipated that FSI will adopt SFAS No. 133 in fiscal 2001. The impact of the adoption of SFAS No. 133 is not expected to have a material impact on FSI's financial statements.*

Risk Factors

    Due to the nature of business and the industry in which we operate, the following risk factors should be considered in addition to others described above.

    Because our business depends on the amount that manufacturers of microelectronics spend on capital equipment, downturns in the microelectronics industry may adversely affect our results

    The microelectronics industry experiences periodic slowdowns, which may have a negative effect on our sales and operating results. For example, in fiscal 1996, before the current industry slowdown, we reported net income from continuing operations of $21 million. In contrast, in fiscal 1999, we reported a net loss from continuing operations of $40 million. Our business depends on the amount that manufacturers of microelectronics spend on capital equipment. The amount they spend on capital equipment depends on the existing and expected demand for semiconductor devices and products that use semiconductor devices. The microelectronics industry has experienced alternating upturns and downturns in business activity. Some semiconductor manufacturers have experienced lower demand and increased pricing pressure for their products. As a result, they have purchased less semiconductor processing equipment and have sometimes delayed making decisions to purchase capital equipment. In some cases, semiconductor manufacturers have cancelled or delayed orders for our products.

    If we do not continue to develop new products, we will not be able to compete effectively

    Our business and results of operations could decline if we do not develop and successfully introduce new or improved products that the market accepts. The technology used in microelectronics manufacturing equipment and processes changes rapidly. Industry standards change constantly and equipment manufacturers frequently introduce new products. We believe that microelectronics manufacturers increasingly rely on equipment manufacturers like us to:

  •
  Design and develop more efficient manufacturing equipment

  •
  Design and implement improved processes for microelectronics manufacturers to use

  •
  Make their equipment compatible with equipment made by other equipment manufacturers

    To compete, we must continue to develop, manufacture, and market new or improved products that meet changing industry standards. To do this successfully, we must:

  •
  Select appropriate products

  •
  Design and develop our products efficiently and quickly

  •
  Implement our manufacturing and assembly processes efficiently and on time

  •
  Make products that perform well for our customers

  •
  Market and sell our products effectively

  •
  Introduce our new products in a way that does not reduce sales of our existing products

    If we cannot effectively integrate YieldUP's operations, then potential benefits of the merger may not be realized.

    We will have to integrate YieldUP's manufacturing, research and development, and sales and marketing efforts. If we are not successful in this integration, then our results of operations could be adversely affected, employee morale could decline, and key employees could leave. In addition, until YieldUP's existing customers have had the opportunity to determine how well the combined organization operates, they may cancel existing orders or delay placing new ones.

    Future acquisitions may dilute our stockholders' ownership interests and have other adverse consequences

    Because of consolidations in the semiconductor equipment industry served by us and other competitive factors, our management will seek to acquire additional product lines, technologies, and businesses if suitable opportunities develop. Acquisitions may result in the issuance of our stock, which may dilute our stockholders' ownership interests and reduce earnings per share. Acquisitions may also increase debt levels and the amortization of goodwill and other intangible assets, which could have a significant negative effect on our financial condition and operating results. In addition, acquisitions involve numerous risks, including:

  •
  Difficulties in absorbing the new business, product line, or technology

  •
  Diversion of management's attention from other business concerns

  •
  Entering new markets in which we have little or no experience

  •
  Possible loss of key employees of the acquired business

    Because of the current industry slowdown, costs associated with our idle facilities have increased as a percent of sales while revenues have decreased

    As a result of the current industry slowdown, we are not currently able to fully utilize the new manufacturing facilities we added in the last several years. These additional facilities and related costs have increased our overall operating expenses. These higher expenses, together with lower revenues caused by the industry slowdown, are having a negative effect on our gross profit margins. This negative effect will continue until we are able to increase our use of our facilities.

    Because of the volatility of our stock price, your ability to trade FSI shares may be adversely affected and our ability to raise capital through future equity financings may be reduced

    The price of our stock has been volatile in the past and may continue to be so in the future. In the 1999 fiscal year, for example, our stock price ranged from $3.50 to $14.31 per share. The reasons for this volatility include:

  •
  Variations in our actual or anticipated financial results from quarter to quarter

  •
  Announcements made by us, our competitors, or our customers

  •
  Government regulations

  •
  Industry developments

  •
  General market conditions

    The prices of technology stocks, including ours, have been particularly affected by extreme fluctuations in price and volume in the stock market generally. These fluctuations have often been unrelated to the operating performance of the companies whose stock is traded. These broad stock market fluctuations may have a negative effect on our future stock price.

    Because our quarterly operating results are volatile, our stock price could decrease

    In the past, our operating results have fluctuated from quarter to quarter and are likely to do so in the future. These fluctuations may have a significant impact on our stock price. The reasons for the fluctuations in our operating results, such as sales, gross profits, and net income, include:

  •
  Economic conditions in the microelectronics industry

  •
  Financial results of our affiliates

  •
  A large portion of revenues being generated by a small number of sales

  •
  Timing of orders placed by major customers

  •
  Competitive pricing pressures

  •
  The proportion of total sales made up by international sales

  •
  Product modifications requested by customers

  •
  Product mix and performance

    Because international sales are important to us, and because most of our international sales are through our affiliated distributors, reductions in the sales efforts of these affiliates could adversely affect our results

    The profits or losses of our affiliated distributors, Metron Technology B.V. and m•FSI Ltd., can also significantly affect our financial results. We make most of our international sales through these affiliated distributors. As of the end of fiscal 1999, we have a 32.7% ownership interest in Metron and a 49% interest in m•FSI. Fiscal 1999 sales through m•FSI were $1.5 million or 1.3% of our total sales. Fiscal 1999 sales through Metron were $28.7 million or 25.3% of our total sales. In addition, these affiliates also provide service and support to many of our international customers. Metron and m•FSI also distribute or sell products for companies other than us. It could have a negative effect on our operating results if either of these affiliates reduced its sales efforts, lost the business of a significant company for which it distributes or sells products, or otherwise became less financially viable.

    We cannot guarantee that Metron or m•FSI will continue to successfully distribute our products or the products of other companies. The failure of Metron or m•FSI to do so could have a significant negative effect on our results of operations.

    Changes in demand caused by fluctuations in interest and currency exchange rates may reduce our international sales

    Almost all of our direct international sales are denominated in U.S. dollars. Nonetheless, changes in demand caused by fluctuations in interest and currency exchange rates may affect our international sales. Most of our international sales, however, are through our affiliated distributors. Metron's sales of our products and other companies' products are primarily denominated in U.S. dollars, but its expenses are generally denominated in foreign currencies. Accordingly, fluctuations in interest and currency exchange rates may affect Metron's financial results. m•FSI sales are denominated in yen. As a result, U.S. dollar/yen exchange rates may affect our equity interest in m•FSI's earnings.

    Metron and m•FSI sometimes engage in so-called "hedging" or risk-reducing transactions to try to limit the negative effects that the devaluation of foreign currencies relative to the U.S. dollar could have on operating results. They will do so if a sale denominated in a foreign currency is sufficiently large to justify the costs of hedging. To hedge a sale, Metron or m•FSI will typically commit to buy U.S. dollars and sell the foreign currency at a given price at a future date. If the customer cancels the sale, Metron or m•FSI may be forced to buy U.S. dollars and sell the foreign currency at market rates to meet its hedging obligations and may incur a loss in doing so. To date, the hedging activities of Metron and m•FSI have not had any significant negative effect on us.

    Because of the need to meet and comply with numerous foreign regulations and policies, the changeability of the political and economic environments in foreign jurisdictions and the difficulty of managing business overseas, we may not be able to sustain our historical level of international sales

    We and our affiliates operate in a global market. In fiscal 1999, approximately 29% of our sales revenue derived from sales outside the United States. In fiscal 1998, this figure was 39%, and in fiscal 1997 it was 32%. These figures include sales through Metron and m•FSI, which accounted for 92% of international sales in 1999, 95% in 1998, and 98% in 1997. We expect that international sales will continue to represent a significant portion of total sales. Sales to customers outside the United States involve a number of risks, including the following:

  •
  Imposition of government controls

  •
  Compliance with U.S. export laws and foreign laws

  •
  Political and economic instability

  •
  Trade restrictions

  •
  Changes in taxes and tariffs

  •
  Longer payment cycles

  •
  Difficulty of administering business overseas

  •
  General economic conditions

    In particular, the Japanese and Asia Pacific markets are extremely competitive. The semiconductor device manufacturers located there are very aggressive in seeking price concessions from suppliers, including equipment manufacturers like us. In fiscal 1999, approximately 29% of our international sales were attributable to these markets. Total sales to these markets have declined from $21.2 million in fiscal 1997 to $9.4 million in fiscal 1999.

    We seek to meet technical standards imposed by foreign regulatory bodies. However, we cannot guarantee that we will be able to comply with those standards in the future. Any failure by us to design products to comply with foreign standards could have a significant negative impact on us.

    Because of the significant financial resources needed to offer a broad range of products, to maintain customer service and support and to invest in research and development, we may be unable to compete with larger, better established competitors

    The microelectronics equipment industry is highly competitive. We face substantial competition throughout the world. We believe that to remain competitive, we will need significant financial resources to offer a broad range of products, to maintain customer service and support, and to invest in research and development. We believe that the microelectronics industry is becoming increasingly dominated by large manufacturers who have the resources to support customers on a worldwide basis. Some of our competitors have substantially greater financial, marketing, and customer-support capabilities than us. Large equipment manufacturers may enter the market areas in which we compete. In addition, smaller, emerging microelectronics equipment companies provide innovative technology. We expect that our competitors will continue to improve the design and performance of their existing products and processes. We also expect them to introduce new products and processes with better performance and pricing. We cannot guarantee that we will continue to compete effectively in the United States or elsewhere.

    Because we do not have long-term sales commitments with our customers, if these customers decide to reduce, delay or cancel orders or choose to deal with our competitors, then our results will be adversely affected

    If our significant customers, including IBM, Texas Instruments, or National Semiconductor, reduce, delay, or cancel orders, then our operating results will suffer. Our largest customers have changed from year to year. Sales to FSI's top five customers accounted for approximately 49%, 41% and 45% of total sales in fiscal 1999, 1998, and 1997, respectively. IBM accounted for more than 10% of revenue during each of the last three years, representing 24% in fiscal 1999, 14% in fiscal 1998 and 22% in fiscal 1997. Texas Instruments accounted for 13% of revenues during fiscal 1999. National Semiconductor accounted for 12% and 10% of revenues in fiscal 1998 and 1997. We currently have no long-term sales commitments with any of our customers. Instead, we generally make sales under purchase orders.

    Because we retained certain liabilities from the divestiture of the Chemical Management Division or agreed to indemnify BOC with respect to specified obligations and liabilities, we may experience charges in excess of the reserves established at the time of the divestiture which could negatively impact results from operations

    In connection with the divestiture of the Chemical Management Division, we retained certain liabilities and agreed to indemnify BOC with respect to certain specified obligations and liabilities. In addition, the purchase price is subject to adjustment based upon the closing statement of net assets. We have prepared the closing statement, but BOC has raised certain objections to it. The parties are undertaking to resolve those objections and come to an agreement regarding any necessary purchase price adjustments. That closing statement has not yet been agreed to by the parties. At the time of the divestiture, we recorded reserves for known liabilities. If we experience liabilities or charges in excess of established reserves or the parties disagree or are unable to resolve the differences with respect to the closing statement of net assets and it is ultimately determined that an adjustment in favor of BOC is warranted, our results of operations could be adversely impacted due to additional costs associated with those reserves or the request to return to BOC a portion of the purchase price because of such adjustments.

    It may be difficult for us to compete with stronger competitors resulting from industry consolidation

    We believe that industry consolidation may result in competitors that are better able to compete. This could have a significant negative impact on our business, operating results, and financial condition. In the past several years, we have seen a trend toward consolidation in the microelectronics equipment industry. We expect the trend toward consolidation to continue as companies seek to strengthen or maintain their market positions in a rapidly changing industry.

    Because we depend upon our management and technical personnel for our success, the loss of key personnel could place us at a competitive disadvantage

    Our success depends to a significant extent upon our management and technical personnel. The loss of a number of these key persons could have a negative effect on our operations. Competition is high for such personnel in our industry in all locations. We periodically review our compensation and benefit packages to ensure that they are competitive in the marketplace and make adjustments or implement new programs for that purpose, as appropriate. We cannot guarantee that we will continue to attract and retain the personnel we require to continue to grow and operate profitably.

    Because our intellectual property is important to our success, the loss or diminution of our intellectual property rights through legal challenge by others or from independent development by others, could adversely affect our business

    We attempt to protect our intellectual property rights through patents, copyrights, trade secrets, and other measures. However, we believe that our financial performance will depend more upon the innovation, technological expertise, and marketing abilities of our employees than on such protection. In connection with our intellectual property rights, we face the following risks:

  •
  Our pending patent applications may not be issued or may be issued with more narrow claims

  •
  Patents issued to us may be challenged, invalidated, or circumvented

  •
  Rights granted under issued patents may not provide competitive advantages to us

  •
  Foreign laws may not protect our intellectual property rights

  •
  Others may independently develop similar products, duplicate our products, or design around our patents

    As is typical in the semiconductor industry, we occasionally receive notices from others alleging infringement claims. We have been involved in patent infringement litigation in the past and SCD Mountain View is currently involved in such litigation. We could become involved in similar lawsuits or other patent infringement claims in the future. We cannot guarantee the outcome of such lawsuits or claims, which may have a significant negative effect on our business or operating results.

    If we and/or our third-party vendors are not Year 2000 compliant, then we may be incapable of conducting business

    We are addressing the issues associated with date-related data and the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way. We are aware of the computing difficulties that the millennium issue presents for the Year 2000.

    We have identified teams to address the information technology (IT) systems used for internal purposes at FSI and to also address the non-IT systems used by us. Each of our divisions have also identified teams to address the potential software and hardware issues associated with the division's individual product lines.

    It is anticipated that all reprogramming and Year 2000 testing efforts for internally used Information Technology ("IT") systems will be complete by the end of November 1999. The non-IT systems generally require third-party assurances as to compliance with Year 2000. To date, confirmations have not been received from all of our vendors indicating that plans are being developed to address processing of transactions in the Year 2000. Availability of resources, unexpected delays as well as coding issues may impact our ability to complete the reprogramming by the end of November 1999 or of our vendors ability to become Year 2000 compliant.* There can be no assurance that we will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal operating systems, which are composed predominantly of third party software and hardware technology or by the inability of vendors to correct their Year 2000 issues.

    In the worst case, we or the third parties on which we depend may, for an extended period of time, be incapable of conducting critical business activities, such as manufacturing and shipping products and invoicing customers. In addition, if public suppliers of water, electricity, or natural gas are disrupted for a substantial period, our operations may be materially adversely affected.

    Each of the divisions have completed the analysis of each of their product lines to determine if hardware and software are Year 2000 compliant and if necessary, determined and began the implementation of the appropriate fixes. Our current standard product lines are believed to be Year 2000 compliant. We are working with our customers to schedule appropriate upgrades and necessary servicing of products. There can be no assurance that our current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to the Company, including repair and replacement costs and costs incurred in litigation due to any such defects.

    Many commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues. Because of the unprecedented nature of such litigation, and our current lack of knowledge as to whether our products are Year 2000 compliant, there can be no assurance that we will not be materially adversely affected by claims related to Year 2000 compliance.

    We incurred approximately $516,000 to address the Year 2000 problem during 1999 and expect to incur approximately $147,000 in fiscal 2000*. We have completed a contingency plan if our IT and non-IT systems are not Year 2000 compliant.

    Adoption of the common European currency may adversely affect us and our affiliated distributors by requiring systems modifications and possibly increasing their currency exchange risks

    We are in the process of analyzing the issues raised by the introduction of the common European currency unit, the "Euro." The use of the Euro began on January 1, 1999 and will be phased-in through January 1, 2002. We do not expect the cost of any necessary systems modification to be material and do not anticipate that the introduction and use of the Euro will materially affect our results or those of our affiliated distributors' international business operations.* Nor do we expect the Euro to have a material effect on the currency exchange risks of our or our affiliated distributors' businesses.* Our management will continue to monitor the effect of the implementation of the Euro.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. Our investments in affiliates includes a 32.7% interest in Metron Technology (Metron) and a 49% interest in m•FSI Ltd. Metron operates mainly in Europe, Asia Pacific and the United States. m•FSI Ltd. operates in Japan. Approximately 88% of fiscal 1999 sales to affiliates were to Metron. We denominate all U.S. export sales in U.S. dollars.

    Metron attempts to limit its exposure to changing foreign currency exchange rates through operational and financial market actions. Products are sold in a number of countries throughout the world resulting in a diverse portfolio of transactions denominated in foreign currencies. Certain short-term foreign currency exposures are managed by the purchase of forward contracts to offset the earnings and cash flow impact of non-functional currency denominated receivables and payables.

    We do not have significant exposure to changing interest rates as all material outstanding debt was repaid on September 3, 1999 and all marketable securities consist of debt instruments, 89% of which mature within one year. All marketable securities mature within two years. As of year-end, amortized cost approximates market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended August 28, 1999, August 29, 1998 and August 30, 1997

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	1999	1998	1997

Sales (including sales to affiliates of $30,192,000, $60,050,000 and $51,668,000, respectively)	$113,512,360	$161,695,114	$162,888,438
Cost of goods sold	78,700,362	109,987,687	100,736,262

Gross profit	34,811,998	51,707,427	62,152,176
Selling, general and administrative expenses	37,263,717	52,102,864	45,403,244
Research and development expenses	31,592,243	36,102,507	31,756,116

Operating loss	(34,043,962)	(36,497,944)	(15,007,184)
Interest expense	(3,766,883)	(3,189,390)	(1,737,069)
Interest income	4,630,156	4,774,458	4,140,497
Other income (expense), net	72,895	(412,439)	(12,854)

Loss before income taxes	(33,107,794)	(35,325,315)	(12,616,610)
Income tax (benefit) expense	5,844,990	(13,328,959)	(5,616,312)

Loss before equity in earnings (losses) of affiliates	(38,952,784)	(21,996,356)	(7,000,298)
Equity in earnings (losses) of affiliates	(1,165,931)	674,274	3,711,451

Net loss from continuing operations	(40,118,715)	(21,322,082)	(3,288,847)
Discontinued operations:
Net (loss) income from discontinued operations	(6,422,864)	(630,009)	7,928,822
Gain on sale of net assets of discontinued operations, net of $8,886,000 of taxes	15,907,271	—	—

Net (loss) income	($30,634,308)	($21,952,091)	$4,639,975

Net (loss) income per common share—Basic
Continuing operations	($1.73)	($0.94)	($0.14)
Discontinued operations	$0.41	($0.02)	$0.35

Net (loss) income	($1.32)	($0.96)	$0.21

Net (loss) income per common share—Diluted
Continuing operations	($1.73)	($0.94)	($0.14)
Discontinued operations	$0.41	($0.02)	$0.35

Net (loss) income	($1.32)	($0.96)	$0.21

Weighted average common shares	23,204,706	22,801,415	22,465,928
Weighted average common and potential common shares	23,204,706	22,801,415	22,465,928

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 28, 1999	August 29, 1998

ASSETS
Current assets:
Cash and cash equivalents	$62,326,355	$72,789,811
Marketable securities	27,671,653	13,495,411
Trade accounts receivable, less allowance for doubtful accounts of $2,578,000 and $2,390,000, respectively	17,662,389	23,604,916
Trade accounts receivable from affiliates	12,659,778	8,705,425
Inventories	32,911,669	39,888,206
Deferred income tax benefit	—	12,918,113
Refundable income taxes	160,915	9,785,061
Net assets of discontinued operations	—	17,434,296
Prepaid expenses and other current assets	5,568,093	5,841,710

Total current assets	158,960,852	204,462,949
Property, plant and equipment, net	64,091,223	66,138,736
Investment in affiliates	14,177,866	15,408,400
Deposits and other assets	5,473,280	3,440,044
Deferred income tax benefit	—	4,296,462

	$242,703,221	$293,746,591

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	30,059,696	65,418
Trade accounts payable	14,956,324	15,366,589
Accrued expenses	15,380,136	20,266,420
Customer deposits	453,198	—
Deferred revenue	5,538,705	11,607,401

Total current liabilities	66,388,059	47,305,828
Long-term debt, less current maturities	2,998	42,064,496
Stockholders' equity:
Preferred stock, no par value; 9,700,000 shares authorized; none issued and outstanding	—	—
Series A Junior Participating Preferred stock, no par value; 300,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized; issued and outstanding, 23,391,953 and 23,034,562 shares, respectively	165,625,250	163,307,107
Retained earnings	11,915,059	43,033,192
Accumulated other comprehensive income	(1,228,145)	(1,964,032)

Total stockholders' equity	176,312,164	204,376,267

Commitments (Notes 6, 9, 11, 19, 21 and 22)	$242,703,221	$293,746,591

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended August 28, 1999, August 29, 1998 and August 30, 1997

	Common Stock
				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total

Balance, August 31, 1996	22,362,056	$157,731,828	$60,345,308	$50,229	$218,127,365
Stock issuance	221,118	1,710,417	—	—	1,710,417
Tax benefit from stock options exercised	—	264,394	—	—	264,394
Comprehensive (loss) income:
Cumulative translation adjustment	—	—	—	(402,522)	(402,522)
Net income	—	—	4,639,975	—	4,639,975

Total comprehensive income	—	—	—	—	4,237,453

Balance, August 30, 1997	22,583,174	159,706,639	64,985,283	(352,293)	224,339,629
Stock issuance	451,388	3,365,772	—	—	3,365,772
Tax benefit from stock options exercised	—	234,696	—	—	234,696
Comprehensive (loss) income:
Cumulative translation adjustment	—	—	—	(1,611,739)	(1,611,739)
Net loss	—		(21,952,091)	—	(21,952,091)

Total comprehensive loss	—	—	—	—	(23,563,830)

Balance, August 29, 1998	23,034,562	163,307,107	43,033,192	(1,964,032)	204,376,267
Stock issuance	357,391	2,274,674	—	—	2,274,674
Tax benefit from stock options exercised	—	43,469	—	—	43,469
Dilution in investment in affiliates	—	—	(483,825)	—	(483,825)
Comprehensive income:
Cumulative translation adjustment	—	—	—	735,887	735,887
Net loss	—	—	(30,634,308)	—	(30,634,308)

Total comprehensive loss	—	—	—	—	(29,898,421)

Balance, August 28, 1999	23,391,953	$165,625,250	$11,915,059	$(1,228,145)	$176,312,164

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended August 28, 1999, August 29, 1998 and August 30, 1997

	1999	1998	1997

Operating Activities
Net (loss) income	$(30,634,308)	$(21,952,091)	$4,639,975
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	6,422,864	630,009	(7,928,822)
Gain on sale of discontinued operations	(15,907,271)	—	—
Depreciation and amortization	13,672,560	15,251,525	11,791,222
Provision for deferred income taxes	(3,308,595)	(4,953,900)	(3,083,338)
Provision for allowance for doubtful accounts	352,861	940,234	302,137
Write-off of accounts receivable	(164,121)	—	—
Provision for inventory reserves	6,354,000	12,068,215	4,335,380
Disposal of inventory	(5,723,261)	(9,511,300)	(1,474,000)
Valuation reserve on deferred tax assets	20,523,170	—	—
Equity in (earnings) losses of affiliates	1,165,931	(674,274)	(3,711,451)
Loss (gain) on disposal of equipment	528,843	470,679	(135,996)
Changes in operating assets and liabilities:
Trade accounts receivable	1,799,434	13,090,737	25,234,174
Inventories	6,345,798	8,667,438	3,053,073
Prepaid expenses and other current assets	273,616	(2,067,594)	(1,231,048)
Trade accounts payable	(410,265)	(5,845,086)	(6,182,129)
Refundable income taxes	9,624,146	(9,785,061)	—
Accrued expenses	(4,842,815)	(1,206,894)	(4,899,254)
Customer deposits	453,198	(854,125)	(2,448,262)
Deferred revenue	(6,068,696)	4,202,943	(1,339,519)
Other	316,665	(370,031)	98,496

Net cash provided by (used in) operating activities	773,754	(1,898,576)	17,020,638
Investing Activities
Acquisition of property, plant and equipment	(11,790,546)	(7,004,174)	(42,450,315)
Purchase of marketable securities	(58,410,721)	(13,306,196)	(14,331,765)
Sale of marketable securities	6,971,481	—	23,059,364
Maturities of marketable securities	37,262,998	9,833,381	4,366,289
(Increase) decrease in deposits and other assets	(2,883,154)	(1,029,815)	31,697
Proceeds from sale of equipment	486,575	—	—

Net cash used in investing activities	(28,363,367)	(11,506,804)	(29,324,730)
Financing Activities
Debt financing costs	—	—	(338,872)
Proceeds from issuance of long-term debt	—	—	42,000,000
Principal payments on long-term debt	(12,067,220)	(119,786)	(209,300)
Net proceeds from issuance of common stock	2,274,674	3,365,772	1,710,417

Net cash provided by (used in) financing activities	(9,792,546)	3,245,986	43,162,245

Cash provided by (used in) discontinued operations	26,918,703	7,506,422	(2,978,950)

Increase (decrease) in cash and cash equivalents	(10,463,456)	(2,652,972)	27,879,203
Cash and cash equivalents at beginning of year	72,789,811	75,442,783	47,563,580

Cash and cash equivalents at end of year	62,326,355	72,789,811	75,442,783

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended

August 28, 1999, August 29, 1998 and August 30, 1997

(1) Summary of Significant Accounting Principles

Description of Business

    FSI International, Inc. is a global supplier of processing equipment used at key production steps to manufacture microelectronics, including semiconductor devices and thin film heads. The Company develops, manufactures, markets and supports products used in the technology areas of microlithography, spin-on dielectric and surface conditioning. FSI International's customers include microelectronics manufacturers located throughout North America, Europe, Japan and the Asia Pacific region.

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of FSI International, Inc. and its wholly-owned subsidiaries, FSI International, Ltd., a foreign sales corporation (FSC), and Semiconductor Systems, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

    The Company's fiscal year ends on the last Saturday in August and is comprised of 52 or 53 weeks. Fiscal 1999 consists of a 53-week period and fiscal 1998 and 1997 consist of 52-week periods.

Revenue Recognition

    Revenue related to the Company's products is recognized upon shipment, except for newly introduced products, which is recognized upon the successful completion of an evaluation period. Revenue related to services is recognized at the time the services are performed.

Comprehensive Income (Loss)

    Other comprehensive income (loss) pertains to revenues, expenses, gains, and losses that are not included in net income, but rather are recorded directly in stockholders' equity. For fiscal 1999, 1998 and 1997, the only item of other comprehensive income (loss) related to foreign currency translation adjustment.

Cash and Cash Equivalents

    All highly liquid investments purchased with an original effective maturity of three months or less are considered to be cash equivalents.

Marketable Securities

    The Company classifies its marketable debt securities as available-for-sale and carries these securities at approximately fair market value. Unrealized holding gains and losses are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized (See Note 3).

Inventories

    Inventories are valued at the lower of cost, determined by the first in, first out method, or net realizable value.

Property, Plant and Equipment

    Building and related costs are carried at cost and depreciated on a straight-line basis over a 5 to 30 year period. Leasehold improvements are carried at cost and amortized over a 3 to 5 year period or the term of the underlying lease, whichever is shorter. Equipment is carried at cost and depreciated on a straight-line method over its estimated economic life. Principal economic lives for equipment are 3 to 7 years. Software developed for internal use is amortized over 3 to 5 years. When assets are retired or disposed of, the cost and accumulated depreciation thereon is removed from the accounts and gains or losses are included in other income (expense). Maintenance and repairs are expensed as incurred; significant renewals and improvements are capitalized.

    The Company is implementing an enterprise-wide information system. In accordance with Statement of Position 98-1, Accounting for the Cost's of Computer Software Developed or Obtained for Internal Use, external direct cost of materials and services and payroll-related costs of employees working solely on development of the software system portion of the project are capitalized. Capitalized costs of the project will be amortized over three to five years beginning when the system is placed in service. Training costs and costs to reengineer business processes are expensed as incurred.

Patents and License Fees

    Patents and license fees are capitalized and amortized over their estimated economic or legal lives, whichever is shorter, ranging up to 5 years.

Investment in Affiliates

    The Company's investment in affiliated companies consists of a 32.7% interest in Metron Technology and a 49.0% interest in m•FSI Ltd. Each investment is accounted for by the equity method utilizing a three-month and two-month lag due to the affiliates' May and June year ends, respectively. Summary financial information for these affiliates is included in Note 9.

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

Net Income Per Common Share

    Basic earnings per share are computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

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

Employee Stock Plans

    In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company elected to continue to apply the provisions of Accounting Principles Board's Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option and stock purchase plans and therefore is not required to recognize compensation expense in connection with these plans as long as the quoted market price of the Company's stock at the date of grant equals the amount the employee must pay to acquire the stock. Companies that continue to use APB No. 25 are required to present in the notes to the consolidated financial statements the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value of options granted (see Note 14).

Reclassifications

    Certain 1998 and 1997 amounts have been reclassified to conform to the current year presentation.

(2) Realignment of the Company

    During the fourth quarter of fiscal 1998, the Company announced the realignment of its business due to current industry conditions. The Company recorded realignment charges of approximately $11,200,000 consisting of approximately $1,000,000 for a reduction in its workforce, approximately $1,600,000 for consolidation of facilities, approximately $7,800,000 for additional inventory reserves and approximately $800,000 for allowance for doubtful accounts. The reduction in workforce resulted in approximately 170 positions being eliminated throughout FSI. These positions were eliminated in July and August 1998.

    The inventory reserves related to the realignment of FSI due to the continued downturn of the industry. Reserves were necessary for products that were or would be phased out or discontinued.

    The realignment charge for the consolidation of facilities was for noncancellable lease payments on a closed facility.

    The realignment charges were reflected in the statement of operations consisting of $8,000,000 of cost of goods sold expenses, $2,900,000 of selling, general and administrative expenses and $300,000 of research and development expenses.

    On October 8, 1998, FSI implemented additional cost control measures including a reduction of force of approximately 135 employees and contractors. FSI also announced four weeks of scheduled plant shutdowns during the first half of fiscal 1999.

    FSI had a charge of approximately $770,000 for severance and outplacement costs in the first quarter of fiscal 1999.

    As of August 28, 1999, the remaining accrual of $595,000 for the realignment charges and cost control measures related to the consolidation of facilities. It is anticipated this cash outlay will continue until the expiration of the lease of the closed facility, in October 2000.

(3) Concentration of Risk and Financial Instruments

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, marketable securities and trade accounts receivable.

    The Company's customers consist of microelectronics manufacturers located throughout the world. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral from them. The Company maintains an allowance for doubtful accounts receivable based upon expected collectibility of all accounts receivable.

    The Company invests in a variety of financial instruments such as municipal bonds, commercial paper and money market fund shares. The Company, by policy, limits the amount of credit exposure with any one financial or commercial issuer.

    The Company's financial instruments reflected on the balance sheet, including cash, cash equivalents, marketable securities, accounts receivable, notes payable, accounts payable and accrued expenses, approximate fair value at August 28, 1999, due to their short maturities.

    As of August 28, 1999 and August 29, 1998, all marketable securities are classified as available-for-sale. At August 28, 1999, marketable securities consisting of $23,617,793 and $4,053,860 of commercial paper, certificates of deposit and corporate bonds that contractually mature in the next year and due after one year through two years, respectively.

    At August 28, 1999, $60,732,406 of investments in debt securities purchased with an original effective maturity date of less than three months are included in cash and cash equivalents on the balance sheet.

    Gross unrealized holding gains and losses and gross realized gains and losses on sales of marketable securities were not significant as of and for the years ended August 28, 1999, August 29, 1998 and August 30, 1997. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available to meet the Company's current cash requirements.

(4) Divestiture of the Chemical Management Division

    On July 31, 1999, FSI sold its Chemical Management Division to the BOC Group, Inc., a Delaware corporation ("BOC), for approximately $38.2 million in cash. FSI reported a pre-tax gain of approximately $24.8 million and an after tax gain of $15.9 million. In connection with the divestiture of the Chemical Management Division, the Company retained certain liabilities and agreed to indemnify BOC with respect to certain specified obligations and liabilities. In addition, the purchase price is subject to adjustment based upon the closing statement of net assets. The closing statement of net assets has not yet been agreed to by BOC and FSI. If it is determined that there are adjustments which result in a reduction of the purchase price in excess of reserves established by FSI, a charge to earnings in the future would result. The Chemical Management Division designed and manufactured chemical management systems that generated, blended and dispensed high purity chemicals, and blended and delivered slurries, to points of use in a manufacturing facility, as well as related controls and support products.

    Financial information with respect to the Chemical Management Division, excluding the gain on sale of net assets of discontinued operations, is as follows:

	1999	1998	1997

Sales	$42,920,378	$56,199,292	$89,552,803
Income (loss) from discontinued operations	$(6,422,864)	$(630,009)	$7,928,822
Income (loss) per share from discontinued operations:
Basic	$(0.28)	$(0.02)	$0.35
Diluted	$(0.28)	$(0.02)	$0.35

(5) Earnings Per Share

    Basic and diluted earnings per share are as follows:

		Basic Income (Loss) per Share		Diluted Income (Loss) Per Share
			Effect of Dilutive Securities
		Income (Loss) Available to Common Stockholders		Income (Loss) Available to Common Stockholders
	Net Income (Loss)		Stock Options

August 28, 1999*
Loss	$(30,634,308)	$(30,634,308)	—	$(30,634,308)
Shares	—	23,204,706	—	23,204,706
Per Share Amount	—	$(1.32)	—	$(1.32)
August 29, 1998*
Loss	$(21,952,091)	$(21,952,091)	—	$(21,952,091)
Shares	—	22,801,415	—	22,801,415
Per Share Amount	—	$(0.96)	—	$(0.96)
August 30, 1997
Income	$4,639,975	$4,639,975	—	$4,639,975
Shares	—	22,465,928	—	22,465,928
Per Share Amount	—	$0.21	—	$0.21

*
The effect of stock options was not included in the calculation of diluted earnings per share for the years ended August 28, 1999, August 29, 1998 and August 30, 1997 because their inclusion would have been anti-dilutive on continuing operations.

(6) Related Party Transactions and Other Lease Commitments

    The Company has operating lease agreements for equipment and manufacturing and office facilities. Certain of the lease agreements are with partnerships of which a partner is an officer, director and shareholder of the Company.

    The lease for the Company's headquarters is a lease with such a partnership (Lake Hazeltine Properties). The agreement provides for a base monthly rental of $58,333, plus payment of executory costs such as property taxes, maintenance and insurance. The Company leased approximately 72,000 square feet of its headquarters to BOC, the company that acquired its Chemical Management Division, for approximately $29,750 per month plus payment of executory costs such as property taxes, maintenance and insurance.

    Including the impact of the sublease, the future net minimum lease payments for all leases with noncancellable lease terms in excess of one year at August 28, 1999 are as follows:

	Related party leases	Other leases	Total

Fiscal Year Ending August:
2000	$439,700	$1,491,200	$1,930,900
2001	448,400	994,300	1,442,700
2002	162,900	124,800	287,700
2003	—	114,400	114,400
2004	—	28,600	28,600
Thereafter	—	—	—

Total minimum lease payments	$1,051,000	$2,753,300	$3,804,300

    Rental expense for all operating leases consisted of the following:

	Fiscal Year Ended
	August 28, 1999	August 29, 1998	August 30, 1997

Rent expense for related party leases	$767,400	$797,200	$792,400
Rent expense for other operating leases	1,504,200	1,503,500	1,728,900

	$2,271,600	$2,300,700	$2,521,300

(7) Inventories

    Inventories are summarized as follows:

	August 28, 1999	August 29, 1998

Finished products	$6,759,290	$4,085,269
Work in process	6,667,750	9,112,057
Subassemblies	8,967,812	8,638,223
Raw materials and purchased parts	10,516,817	18,052,657

	$32,911,669	$39,888,206

(8) Property, Plant and Equipment

    The components of property, plant and equipment are as follows:

	August 28, 1999	August 29, 1998

Land	$1,992,029	$1,992,029
Building and leasehold improvements	51,154,371	51,269,505
Office furniture and equipment	32,310,487	30,936,788
Manufacturing equipment	5,559,954	5,619,780
Lab equipment	14,137,296	13,609,060
Tooling	580,260	393,782
Vehicles	46,746	46,746
Capital programs in progress	8,559,366	3,071,026

	114,340,509	106,938,716
Less accumulated depreciation and amortization	(50,249,286)	(40,799,980)

	$64,091,223	$66,138,736

    Interest is capitalized in connection with the construction of major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In fiscal 1999 and 1997 approximately $338,000 and $580,000 of interest was capitalized, respectively. No interest was capitalized in 1998.

(9) Investments in Affiliates

    The Company's ownership in Metron Technology is 32.7%. Metron Technology and five shareholder-employees entered into an Amended and Restated Buy and Sell Agreement (the "Buy-Sell Agreement") effective July 1995. The Buy-Sell Agreement provides for the repurchase, under certain circumstances, of the outstanding shares and options of the five shareholder-employees. Under the terms of the Buy-Sell Agreement, the shareholder-employees have certain put rights and Metron Technology has certain call rights on the shares and options owned by the shareholder-employees. Until June 1, 2000, the purchase obligations of Metron Technology are subject to the occurrence of certain specified events, namely death, permanent disability or termination of employment of the shareholder-employees. The Buy-Sell Agreement terminates upon a change in control or the completion of a qualified initial public offering by Metron Technology.

    Under the terms of the Buy-Sell Agreement, the maximum obligation of Metron Technology during any fiscal year is determined annually until the fiscal year beginning June 1, 2000. In general, Metron Technology's payment obligations are subject to an annual limit equal to one half of the sum of the previous fiscal year's net income and the non-cash flow items reported in the consolidated financial statements. Any obligation remaining is carried forward to the following fiscal year. At May 31, 1999 and 1998, the value of the Buy-Sell Agreement rights for the shareholder-employees amounted to approximately $9,000,000 and $9,700,000, respectively. Under certain conditions, the Company, along with another corporate shareholder may have to assume this obligation.

    A summary of assets, liabilities and results of operations for Metron Technology and m•FSI Ltd. accounted for by the equity method is as follows (dollars in thousands):

Metron Technology:

	May 31,
	1999	1998

Current assets	$86,956	$97,859
Noncurrent assets	12,669	16,302
Current liabilities	64,326	73,390
Noncurrent liabilities	3,371	2,722
Total stockholders' equity	31,928	38,049
	Fiscal Year Ended May 31,
	1999	1998	1997

Sales	$228,618	$275,024	$298,576
Net income (loss)	(4,534)	1,102	4,198

m•FSI Ltd:

	Fiscal Year Ended June 30,
	1999	1998

Current assets	$11,775	$14,928
Noncurrent assets	12,172	5,744
Current liabilities	14,083	11,610
Noncurrent liabilities	1,857	2,116
Total stockholders' equity	8,007	6,946
	Fiscal Year Ended June 30,
	1999	1998	1997

Sales	$17,893	$24,078	$30,207
Net income	27	523	3,215

    Metron Technology operates mainly in Europe, Asia Pacific and the United States. m•FSI Ltd. operates in Japan.

    The Company sold approximately $30,192,000, $60,050,000 and $51,668,000 of its products in the aggregate to Metron Technology and m•FSI Ltd. in fiscal 1999, 1998 and 1997, respectively. In addition, the Company paid Metron Technology a commission for direct sales to Asia-Pacific customers of $175,154, $476,130 and $1,095,101 for fiscal years 1999, 1998 and 1997, respectively. At August 28, 1999 and August 29, 1998, trade accounts receivable from affiliates was $12,659,778 and $8,705,425, respectively.

    On July 13, 1998, Metron Technology acquired substantially all the outstanding shares of Kyser. Under the terms of the Merger Agreement, each outstanding share of Kyser's common stock acquired was converted into 16.5 shares of the Metron Technology's common shares. Accordingly, Metron Technology issued 1,582,683 new common shares to the shareholders of Kyser. Kyser is a stocking distributor of materials and components which markets both high-purity and industrial-use products in Texas and five other states. The acquisition resulted in a dilution to percentage ownership and as a result the Company recorded a charge to retained earnings of $483,825 to reflect this dilution.

(10) Accrued Expenses

    Accrued expenses are summarized as follows:

	August 28, 1999	August 29, 1998
Commissions	$408,220	$855,568
Salaries and bonuses	2,252,783	3,736,146
Pension and profit sharing	1,074,255	1,375,569
Product warranty	6,242,040	6,731,188
Other	5,402,838	7,567,949

	$15,380,136	$20,266,420

(11) Debt

    Long-term debt is summarized as follows:

	August 28, 1999	August 29, 1998
Unsecured Senior Notes; bearing an interest rate of 7.15% to 7.27% through December 2006	$30,000,000	$42,000,000
Capital leases on equipment; interest rates ranging from 8.83% to 10.36% through September 2000, secured by underlying equipment	62,694	129,914

	30,062,694	42,129,914
Less current maturities	(30,059,696)	(65,418)

	$2,998	$42,064,496

    Future payments of long-term debt are as follows:

Fiscal Year Ending

2000	$30,059,696
2001	2,998

$30,062,694

    On December 19, 1996, the Company completed a private debt placement for $30.0 million of 7.15% senior unsecured notes due 2004 and $12.0 million of 7.27% senior unsecured notes due 2006.

    The Company redeemed $12 million in senior unsecured notes prior to the end of fiscal 1999. Thirty million dollars ($30.0 million) of the 7.15% senior unsecured notes due to mature in 2004 were redeemed subsequent to year-end. In addition to the payment of the principal and accrued interest on the notes, FSI paid the noteholders approximately $690,000 in make-whole penalties that were expensed in fiscal 1999. At the time of the redemption, certain noteholders had claimed that the Company was in default under certain of the covenants contained in the note agreements. These claimed defaults were waived in connection with the redemption.

(12) Income Taxes

    The provision for income tax (benefit) expense is summarized as follows:

Fiscal Year Ended	August 28, 1999	August 29, 1998	August 30, 1997
Current:
Federal	$—	$(8,819,000)	$(1,649,000)
Foreign	191,000	(260,000)	333,000
State	—	52,000	(70,000)

	$191,000	$(9,027,000)	$(1,386,000)

Deferred:
Federal	$5,204,000	$(2,827,000)	$(3,750,000)
Foreign	—	—	32,000
State	450,000	(1,475,000)	(512,000)

	$5,654,000	$(4,302,000)	$(4,230,000)

	$5,845,000	$(13,329,000)	$(5,616,000)

    In fiscal 1999, 1998 and 1997, there was a tax benefit of $43,469, $234,696 and $264,394, respectively, credited to stockholders' equity associated with the exercise of stock options.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 28, 1999 and August 29, 1998 are as follows:

	August 28, 1999	August 29, 1998
Deferred tax assets:
Inventory differences	$5,215,000	$4,789,000
Deferred revenue	211,000	639,000
Accounts receivable	980,000	1,114,000
Fixed asset differences	—	595,000
R&D credit carryforwards	341,000	—
Alternative minimum tax carryforwards	810,000	2,572,000
Net operating loss carryforwards	9,466,000	1,199,000
Accruals	3,134,000	4,269,000
Other, net	1,030,000	2,038,000

Total gross deferred tax assets	21,187,000	17,215,000
Deferred tax liabilities:
Fixed asset differences	664,000	—
Other, net	—	—

Total gross deferred tax liabilities	664,000	—
Less valuation allowance	(20,523,000)	—

Net deferred tax assets	$—	$17,215,000

    The effective income tax (benefit) expense differs from the expected statutory federal income tax as follows:

Fiscal Year Ended	August 28, 1999	August 29, 1998	August 30, 1997
Expected federal income tax (benefit) expense	$(11,587,000)	$(12,364,000)	$(4,416,000)
State income (benefit) expense, net of federal (benefit) expense	(993,000)	(925,000)	(378,000)
Research activities credit	(341,000)	(412,000)	(580,000)
Municipal bond interest	—	(2,000)	(489,000)
Valuation allowance	18,562,000	—	—
Foreign sales corporation	—	—	(18,000)
Other items, net	204,000	374,000	265,000

	$5,845,000	$(13,329,000)	$(5,616,000)

    The Company has net operating loss carryforwards for federal purposes of approximately $24 million which will begin to expire in the fiscal year 2018 if not utilized. The Company has net operating loss carryforwards for state purposes of approximately $33 million which will expire at various times, beginning in fiscal year 2004, if not utilized.

    Based on the results of operations during fiscal 1999, management determined it is no longer more likely than not that its deferred tax assets will be realized in future periods. As a result, a valuation allowance was established to fully reserve against its deferred tax assets. The valuation allowance is $20,523,000 as of August 28, 1999. Of this amount, $18,562,000 is attributable to continuing operations and $1,961,000 is attributable to discontinued operations.

    At August 28, 1999, there were approximately $10.9 million of accumulated undistributed earnings of subsidiaries outside the United States that are considered to be reinvested indefinitely. It is not practicable to estimate the deferred tax liability related to such undistributed earnings. If such earnings were remitted to the Company, applicable U.S. federal income and foreign withholding taxes would be substantially offset by available foreign tax credits.

(13) Pension and Profit Sharing Plans

    The Company has a defined contribution pension plan covering substantially all employees. Total pension cost for fiscal 1999, 1998 and 1997 was $1,497,639, $1,966,310 and $1,818,376, respectively.

    The Company also has Employee 401(k) Retirement Plans, which allow for discretionary profit sharing contributions, covering eligible employees. Contributions under the plans are determined by means of a formula or at the discretion of the Board of Directors. There were no contributions in fiscal 1999, 1998 and 1997.

(14) Stock Options and Warrants

    In addition to other stock based plans, the Company has a 1997 Omnibus Stock Plan (the Plan). The Plan, which was approved by Company's stockholders, authorizes stock based awards ("Awards") to purchase up to 2,100,000 shares of the Company's common stock. Under the Plan, the Plan Committee has the power to make Awards, to determine when and to whom Awards will be granted, the form of each Award, the amount of each Award, and any other terms or conditions of each Award consistent with the Plan.

    The activity under stock option plans of the Company is as follows:

	Number of Shares
Activity Description	Available For Grant	Outstanding	Weighted Average Exercise Price Per Share
August 31, 1996	247,432	1,719,626	$9.43
Additional shares authorized for 1997 Omnibus Stock Option Plan	1,000,000	—	—
Granted	(1,019,817)	1,019,817	12.02
Exercised	—	(129,360)	4.78
Canceled	208,385	(511,291)	17.83

August 30, 1997	436,000	2,098,792	9.01
Additional shares authorized for 1997 Omnibus Stock Option Plan	750,000	—	—
Granted	(822,499)	822,499	9.70
Exercised	—	(181,959)	4.80
Canceled	66,500	(159,467)	12.63

August 29, 1998	430,001	2,579,865	9.33
Additional shares authorized for 1997 Omnibus Stock Option Plan	350,000	—	—
Granted	(336,000)	336,000	7.87
Exercised	—	(154,034)	4.94
Canceled	145,250	(310,159)	10.95

August 28, 1999	589,251	2,451,672	9.21

    The weighted-average fair value of options granted under these plans during 1999 and 1998 was $4.79 and $6.12, respectively.

    The following table summarizes information with respect to options outstanding and exercisable at August 28, 1999:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price
$ 0.94—$ 5.00	290,194	2.0	$2.20	290,194	$2.20
$ 5.01—$ 9.00	967,974	8.0	$7.39	351,256	$7.29
$ 9.01—$13.00	924,254	5.7	$11.63	625,526	$11.60
$13.01—$17.00	235,250	6.9	$14.58	130,505	$14.56
$17.01—$20.88	34,000	4.6	$17.45	27,334	$17.36

$ 0.94—$20.88	2,451,672	6.3	$9.21	1,424,815	$9.00

    At August 29, 1998, then currently exercisable options aggregated 1,150,567 shares of common stock at a weighted-average exercise price of $7.60.

    In fiscal 1993, the Company issued a warrant to purchase 100,000 shares of common stock at an exercise price of $3.75 per share that expires on February 2003.

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

    The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company recognized no compensation expense in 1999, 1998 or 1997 under APB No. 25.

    If the Company had elected to recognize compensation cost for the stock option plan and employee stock purchase plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net (loss) income and net (loss) income per common share would have been changed to the pro forma amounts indicated below:

	1999	1998	1997
	(In thousands, except per share amounts)

Net (loss) income
As reported	$(30,634)	$(21,952)	$4,640
Pro forma	$(34,485)	$(25,942)	$2,159
Diluted net (loss) income per common share
As reported	$(1.32)	$(0.96)	$0.20
Pro forma	$(1.49)	$(1.14)	$0.09

    The fair value of stock options used to compute pro forma net (loss) income and net (loss) income per common share disclosures is the estimated present value at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Options			ESPP
	1999	1998	1997	1999	1998	1997

Annualized dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	64.3%	59.0%	59.0%	64.3%	45.0%	66.0%
Risk free interest rate	5.1%	5.1%	6.3%	5.2%	5.1%	5.8%
Expected life (years)	5.5	5.5	3.8	0.5	0.5	1.0

    The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the annualized stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.

(15) Employee Stock Purchase Plan

    The Company has an employee stock purchase plan (the Plan) that enables employees to contribute up to 10% of their wages toward the purchase of the Company's common stock at 85% of the lower of market value at the beginning or the end of the purchase period. Effective January 1, 1998, the Plan was amended from an annual to a semiannual basis plan. In January 1999, the stockholders authorized 250,000 additional shares for the Plan. In January 1998, the shareholders authorized 350,000 additional shares for the Plan. On June 30, 1999, 100,944 shares were issued at $6.64 per share (grant date fair value of these shares was $7.81). In December 31, 1998, 104,900 shares were issued at $8.19 per share (grant date fair value of these shares was $9.50). On June 30, 1998, 123,993 shares were issued at $8.26 per share (grant date fair value of these shares was $9.72). On December 31, 1997 and 1996, 150,067 shares were issued at $10.09 per share (grant date fair value of these shares was $11.87) and 91,765 shares were issued at $12.22 per share (grant date fair value of these shares was $14.38), respectively, under the Plan.

    At August 28, 1999, there were 450,682 shares reserved for future employee purchases of stock under the Plan.

(16) Additional Sales Information

    International sales for the fiscal years 1999, 1998 and 1997 were approximately 29%, 39% and 32%, respectively, of total sales. The basis for determining sales by geographic region is the location that the product is shipped to. Included in these percentages and the table below are sales to affiliates (see Note 9.) International sales by geographic area, consisting principally of export sales, are summarized as follows:

Fiscal Year Ended	August 28, 1999	August 29, 1998	August 30, 1997
Asia	$9,445,000	$23,526,000	$21,212,000
Europe	22,741,000	36,439,000	29,852,000
Other	645,000	3,111,000	1,472,000

	$32,831,000	$63,076,000	$52,536,000

    There was no individual foreign country that represented more than 10% of sales in fiscal years 1999, 1998 and 1997.

    The following summarizes significant customers comprising 10% or more of the Company's customer sales, which includes sales through affiliates to end-users:

Fiscal Year Ended	August 28, 1999	August 29, 1998	August 30, 1997
Customer A	24%	14%	22%
Customer B	13%	*	*
Customer C	*	12%	10%

* Sales to respective customer was less than 10% during the fiscal year.

(17) Segment Information

    The Company has two divisions, Surface Conditioning Division (SCD), and Microlithography Division (MLD). Due to the similarity of production processes, distribution methods, customer base and products/services, the reporting of segment information is aggregated for Surface Conditioning and Microlithography. Both divisions provide front-end process solutions to microelectronics manufacturers worldwide.

    The Surface Conditioning Division sells products and processes using immersion, spray, vapor and cryogenic techniques to prepare the surfaces of silicon wafers for subsequent processing and the Microlithography Division supplies photoresist and spin-on dielectric processing equipment and services for the semiconductor market and photoresist processing and nickel iron plating products and services for the thin film head market.

(18) Research and Development Agreements

    The Company has received research and development funding commitments from third party organizations. Such funds are not anticipated to cover all costs of the research and development projects involved. The funds received are recorded as reductions of research and development expenses. The Company recognized approximately $7,700, $1,918,900 and $276,500 of third party funding in fiscal years 1999, 1998 and 1997, respectively.

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

(20) Supplementary Cash Flow Information

    The Company paid interest, net of amounts capitalized, in fiscal 1999, 1998 and 1997 of $2,999,953, $3,148,587 and $1,113,398, respectively. Income taxes paid (received) in fiscal years 1999, 1998 and 1997 were ($12,039,578), $2,252,523 and $4,387,855, respectively. In addition, the Company realized, in fiscal years 1999, 1998 and 1997, a tax benefit from the exercise of stock options in the amount of $43,469, $234,696 and $264,394, respectively.

(21) Litigation

    During fiscal 1998, the Company settled a patent infringement lawsuit relating to its EXCALIBUR systems, which had been brought by Purusar Corporation in October 1995. In exchange for a one-time lump sum payment, Purusar has dismissed the lawsuit and released the Company and its customers from any past or future claims of infringement relating to the patent at issue. The Company did not and will not pay any royalties to Purusar as a result of the settlement.

    In the normal course of business, the Company, from time to time becomes involved in litigation that may ultimately result in a liability to the Company. It is the opinion of management that facts known at the present time do not indicate that there is a probability that any such litigation would have a material effect on the Company's operations or its financial position. As of August 28, 1999, the Company believes it is not involved in any litigation that will have a material impact on the Company.

(22) Subsequent Event—Acquisition of YieldUP

    On October 20, 1999 the Company acquired YieldUP International Corporation (YieldUP renamed SCD Mountain View) by issuing approximately $6,083,000 in cash and 1,303,000 shares of common stock to YieldUP shareholders.

    Under the definitive agreement, the YieldUP shareholders received $0.7313 and 0.1567 of a share of FSI common stock for each share of YieldUP stock. The Company also issued options covering 209,278 shares of company common stock in substitution for previously outstanding options to acquire shares of YieldUP's common stock. As of August 30, 1999, there were outstanding Series B warrants to purchase 4,155,421 shares of YieldUP common stock at an exercise price of $11.00 per share and additional warrants to purchase 2,439 shares at an exercise price of $10.25 per share. Following the merger, each outstanding warrant to purchase YieldUP common stock became a warrant to acquire, on substantially the same terms, the amount of whole shares of FSI common stock and cash that the warrant holder would have received if the holder had exercised the warrant immediately before the merger. For the $11.00 Series B warrants, the market price of FSI common stock would have to exceed $65.50 per share before the value of the cash and shares of FSI common stock received upon exercise would exceed the warrant exercise price. The warrants expire in November 2000 and will not be exercisable after that time.

    The acquisition will be accounted for under the purchase method of accounting. FSI will incur an in-process R&D write-off of approximately $6.4 million in the first quarter of fiscal 2000 related to the acquisition.

    SCD Mountain View, Inc., headquartered in Mountain View, California, develops, manufactures and markets innovative cleaning, rinsing and drying equipment designed to enable new processes and improve manufacturing yields of semiconductor and other defect-sensitive industries, such as flat panel displays and magnetic disks.

    Two patent infringement lawsuits have been filed against YieldUP which if resolved unfavorably could have a material adverse impact on YieldUP. The probability of loss and related amount cannot be presently estimated.

    The following unaudited pro forma results of operations of the Company give effect to the acquisition of YieldUP as though the transaction had occurred on August 30, 1998.

Fiscal Year Ended	August 28, 1999
Net sales	$119,011,823
Net loss	(38,575,629)
Net loss per common share—Basic	(1.57)
Net loss per common share—Diluted	(1.57)
Weighted average common shares	24,508,092
Weighted average common and potential common shares	24,508,092

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
FSI International, Inc.:

    We have audited the accompanying consolidated balance sheets of FSI International, Inc. and subsidiaries as of August 28, 1999 and August 29, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended August 28, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSI International, Inc. and subsidiaries as of August 28, 1999 and August 29, 1998, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended August 28, 1999, in conformity with generally accepted accounting principles.

                      KPMG LLP

Minneapolis, Minnesota
October 12, 1999

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

    Certain information required by Part III is incorporated by reference to FSI's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2000 (the "Proxy Statement") and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after August 28, 1999.

    Except for those portions specifically incorporated in this Report by reference to FSI's Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2000, no other portions of the Proxy Statement are deemed to be filed as part of this Report on Form 10-K. The Proxy Statement is furnished solely for the information of the Securities and Exchange Commission.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning FSI's directors required by this Item is included in the Proxy Statement and is incorporated by reference. For information concerning executive officers, see Item 4A of this Form 10-K Report.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

PAGE NUMBER IN THIS REPORT

(a)(1) Index to Financial Statements
Consolidated Statements of Operations—Years ended August 28, 1999, August 29, 1998 and August 30, 1997	33
Consolidated Balance Sheets—August 28, 1999 and August 29, 1998	34
Consolidated Statements of Stockholders' Equity—Years ended August 28, 1999, August 29, 1998 and August 30, 1997	35
Consolidated Statements of Cash Flows—Years ended August 28, 1999, August 29, 1998 and August 30, 1997	36
Notes to Consolidated Financial Statements	37 to 55
Independent Auditors' Report	56
(a)(2) Financial Statement Schedules
The following Report and financial statement schedule are included in this Part IV and are found in this Report at the pages indicated.
Independent Auditors' Report on Schedule	64
Schedule II—Valuation and Qualifying Accounts	65
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits
* An asterisk next to a listed Exhibit indicates it is an executive compensation plan or arrangement
2.0	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International, Corporation (16)
2.1	License Agreement for Microelectronic Technology between YieldUP International, Corporation and FSI International, Inc. dated January 21, 1999. (16)
2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)
2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (15)
3.1	Restated Articles of Incorporation of the Company. (2)
3.2	Restated By-Laws. (3)
3.3	Amendment to Restated By-Laws. (4)
3.4	Amendment to Restated By-Laws. (filed herewith)
3.5	Articles of Amendment of Restated Articles of Incorporation (filed herewith)
4.1	Note Purchase Agreement between FSI International, Inc. and Metropolitan Life Insurance Company and other certain purchasers. (Schedule A omitted) (5)
4.2	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent (6)
4.3	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent (7)
*10.1	FSI International, Inc. 1997 Omnibus Stock Plan (5)
*10.2	Split Dollar Insurance Agreement and Collateral Assignment Agreement dated December 28, 1989, between the Company and Joel A. Elftmann.
(Similar agreements between the Company and each of Dale A. Courtney, Patricia M. Hollister, Luke R. Komarek, Benno G. Sand and Benjamin J. Sloan,
have been omitted, but will be filed if requested in writing by the Commission) (8)
10.3	Lease dated June 27, 1985, between the Company and Lake Hazeltine Properties. (3)
10.4	Lease dated September 1, 1985, between the Company and Elftmann, Wyers, Blackwood Partnership. (3)
10.5	Lease dated September 1, 1985, between the Company and Elftmann, Wyers Partnership. (3)
10.6	Amendment No. 1 dated February 11, 1991 to lease between the Company and Elftmann, Wyers, Blackwood Partnership (filed herewith)
10.7	Amendment No. 2 dated July 31, 1999 to lease between the Company and Elftmann, Wyers, Blackwood Partnership (filed herewith)
*10.8	1989 Stock Option Plan. (4)
*10.9	Amended and Restated Employees Stock Purchase Plan. (14)
10.10	Shareholders Agreement among FSI International, Inc. and Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991. (8)
10.11	FSI Exclusive Distributorship Agreement dated as of August 14, 1991 between FSI International, Inc. and m•FSI, Ltd. (8)
10.12	FSI Licensing Agreement dated as of August 14, 1991, between FSI International, Inc. and m•FSI, Ltd. (8)
10.13	Amendment to FSI/Metron Distribution Agreement dated July 31, 1999 (filed herewith)
10.14	Amendment to FSI Exclusive Distribution Agreement dated July 31, 1999 (filed herewith)
10.15	License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (9)
10.16	Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (9)
10.17	Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated (10)
*10.18	Amended and Restated Directors' Nonstatutory Stock Option Plan. (11)
*10.19	Management Agreement between FSI International, Inc. and Joel A. Elftmann, effective as of June 5, 1998 (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.) (14)
*10.20	FSI International, Inc. 1994 Omnibus Stock Plan. (12)
*10.21	FSI International, Inc. 1998 Incentive Plan. (filed herewith) (14)
10.22	First Amendment to Lease made and entered into October 31, 1995 by and between Lake Hazeltine Properties and FSI International, Inc. (13)
10.23	Distribution Agreement made and entered into as of March 31, 1998 by and between FSI International, Inc. and Metron Technology B.V. (Exhibits to Agreement omitted) (14)
10.24	Lease dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)
10.25	Lease Rider dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)
10.29	Lease Amendment dated November, 1995 between Roland A. Stinski and FSI International, Inc. (Exhibits to Amendment omitted) (13)
21.0	Subsidiaries of the Company (filed herewith)
23.0	Consent of KPMG LLP (filed herewith)
24.0	Powers of Attorney from the Directors of FSI International, Inc. (filed herewith)
27.0	Financial Data Schedule (filed herewith)
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

(15)
Filed as an Exhibit to the Company's Report on Form 8-K, filed by the Company on June 23, 1999, SEC File No. 0-17276 and incorporated by reference.

(16)
Filed as an Exhibit to the Company's Report on Form S-4, filed by the Company on September 13, 1999, SEC File No. 333-87003 and incorporated by reference.

(b)
Reports on Form 8-K

  The Company filed an 8-K dated June 23, 1999 and an 8-K dated August 13, 1999 both with respect to the Chemical Management Division divestiture.

  The Company filed an 8-K dated November 4, 1999 with respect to the acquisition of YieldUP International, Inc. The following financial statements were included in the Form 8-K.

  (i)
  Financial Statements of business acquired:

    Financial Statements of YieldUP International Corporation:

      Independent Auditors' Report
      Balance Sheets as of December 31, 1998 and 1997
      Statements of Operations for the fiscal years ended December 31, 1998 and 1997
      Statements of Redeemable Series A Preferred Stock and Stockholders' Equity for the fiscal years ended December 31, 1998 and 1997
      Statements of Cash Flows for the fiscal years ended December 31, 1998 and 1997 Notes to Financial Statements
      Condensed Balance Sheet as of June 30, 1999 (unaudited)
      Condensed Statement of Operations for the periods ended June 30, 1999 (unaudited)
      Condensed Statement of Cash Flows for the periods ended June 30, 1999 (unaudited)
      Notes to Financial Statements (unaudited)

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC.
	By:	/s/ JOEL A. ELFTMANN Joel A. Elftmann Chairman, and Chief Executive Officer (Principal Executive Officer)
Dated: November 24, 1999
	By:	/s/ PATRICIA M. HOLLISTER Patricia M. Hollister Chief Financial Officer and Corporate Controller (Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, constituting a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOEL A. ELFTMANN Joel A. Elftmann	Director
/s/ JAMES A. BERNARDS James A. Bernards	Director
/s/ NEIL R. BONKE Neil R. Bonke	Director
/s/ TERRENCE W. GLARNER Terrence W. Glarner	Director
/s/ JOANNA T. LAU Joanna T. Lau	Director
/s/ THOMAS D. GEORGE Thomas D. George	Director
/s/ CHARLES R. WOFFORD Charles R. Wofford	Director

	By:	/s/ PATRICIA M. HOLLISTER Patricia M. Hollister Chief Financial Officer and Corporate Controller (Principal Financial and Accounting Officer)
Dated: November 24, 1999

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Stockholders of FSI International, Inc.:

    Under the date of October 12, 1999, we reported on the consolidated balance sheets of FSI International, Inc. and subsidiaries as of August 28, 1999 and August 29, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended August 28, 1999, as contained herein. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      KPMG LLP

Minneapolis, Minnesota
October 12, 1999

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS FOR THE FISCAL YEARS ENDED
AUGUST 28, 1999, AUGUST 29, 1998 AND AUGUST 30, 1997

	Balance at Beginning of Year	Additions	Deletions	Balance at End of Year
Fiscal Year Ended August 28, 1999 Allowance for doubtful accounts (Deducted from accounts receivable)	$2,389,611	$352,861	$164,121	$2,578,351
Fiscal Year Ended August 29, 1998 Allowance for doubtful accounts (Deducted from accounts receivable)	$1,449,377	$940,234	$—	$2,389,611
Fiscal Year Ended August 30, 1997 Allowance for doubtful accounts (Deducted from accounts receivable)	$1,147,240	$302,137	$—	$1,449,377
Fiscal year ended August 28, 1999 Inventory reserves (Deducted from inventory)	$10,093,195	$6,354,000	$5,723,261	$10,723,934
Fiscal year ended August 29, 1998 Inventory reserves (Deducted from inventory)	$7,536,280	$12,068,215	$9,511,300	$10,093,195
Fiscal year ended August 30, 1997 Inventory reserves (Deducted from inventory)	$4,674,900	$4,335,380	$1,474,000	$7,536,280