Form 10-Q
period 1999-11-27
FSI INTERNATIONAL INC
filed 2000-01-11
CIK 841692

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 NOVEMBER 27, 1999
                              --------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                              ------------------------   -----------------------

Commission File Number:                        0-17276
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date:

COMMON STOCK, NO PAR VALUE - 24,779,760 SHARES OUTSTANDING AS OF DECEMBER 18,
1999

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q




PART I.            FINANCIAL INFORMATION                                                     PAGE NO.
                   ---------------------                                                     --------
Item 1.            Consolidated Condensed Financial Statements (unaudited):

                        Consolidated Condensed Balance Sheets as of
                        November 27, 1999 and August 28, 1999                                   3

                        Consolidated Condensed Statements of Operations
                        for the quarters ended November 27, 1999 and
                        November 28, 1998                                                       5

                        Consolidated Condensed Statements of Cash Flows for the
                        quarters ended November 27, 1999 and November 28, 1998                  6

                        Notes to the Consolidated Condensed Financial Statements                7

Item 2.            Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                       11

Item 3.            Quantitative and Qualitative Disclosures About Market Risk                  20

PART II.           OTHER INFORMATION
                   -----------------

Item 6.            Exhibits and Reports on Form 8-K                                            23
                   --------------------------------

                   SIGNATURE                                                                   26
                   ---------


                      PART I. Item 1. FINANCIAL INFORMATION


                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      NOVEMBER 27, 1999 AND AUGUST 28, 1999
                                   (unaudited)

                                     ASSETS



                                                                                November 27,             August 28,
                                                                                    1999                   1999
                                                                            -------------------    -------------------
Current assets:
     Cash and cash equivalents                                                     $21,662,057            $62,326,355
     Marketable securities                                                          27,943,394             27,671,653
     Trade accounts receivable, net of allowance for
         doubtful accounts of $3,556,000 and
         $2,578,000, respectively                                                   16,912,276             17,662,389
      Trade accounts receivable from affiliates                                     16,811,095             12,659,778
      Inventories                                                                   42,925,644             32,911,669
      Refundable income taxes                                                           91,317                160,915
      Prepaid expenses and other current assets                                      4,395,976              5,568,093
                                                                            -------------------    -------------------

         Total current assets                                                      130,741,759            158,960,852
                                                                            -------------------    -------------------

Property, plant and equipment, at cost                                             116,865,886            114,340,509
      Less accumulated depreciation and amortization                               (55,039,387)           (50,249,286)
                                                                            -------------------    -------------------
                                                                                    61,826,499             64,091,223

Investment in affiliates                                                            16,144,869            14,177,866
Intangibles                                                                         20,777,736              2,000,000
Deposits and other assets                                                            3,331,884              3,473,280
                                                                            -------------------    -------------------

                                                                                  $232,822,747          $242,703,221
                                                                            ===================    ===================




     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      NOVEMBER 27, 1999 AND AUGUST 28, 1999
                                   (continued)
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            November 27,            August 28,
                                                                                1999                  1999
                                                                       --------------------    -------------------
Current liabilities:
    Current maturities of long-term debt                                      $     74,387           $ 30,059,696
    Trade accounts payable                                                      14,527,097             14,956,324
    Accrued expenses                                                            18,917,516             15,380,136
    Customer deposits                                                              278,552                453,198
    Deferred revenue                                                             9,244,138              5,538,705
                                                                       --------------------    -------------------

           Total current liabilities                                            43,041,690             66,388,059
                                                                       --------------------    -------------------
Long-term debt, less current maturities                                             42,065                  2,998

Stockholders' equity:
     Preferred stock, no par value; 9,700,000 shares
        authorized, none issued and outstanding                                          -                      -
     Series A Junior Participating Preferred Stock, no par
        value:  300,000 shares authorized; none issued and
        outstanding.                                                                     -                      -
     Common stock, no par value; 50,000,000 shares
        authorized; issued and outstanding, 24,777,761
        and  23,391,953 shares at November 27, 1999
        and August 28, 1999, respectively                                      185,247,071            165,625,250
     Retained earnings                                                           5,195,878             11,915,059
     Accumulated other comprehensive income                                       (703,957)            (1,228,145)
                                                                       --------------------    -------------------

           Total stockholders' equity                                          189,738,992            176,312,164
                                                                       --------------------    -------------------

                                                                              $232,822,747           $242,703,221
                                                                       ====================    ===================






     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE QUARTERS ENDED NOVEMBER 27, 1999 AND NOVEMBER 28, 1998
                                   (Unaudited)




                                                                                    November 27,         November 28,
                                                                                       1999                 1998
                                                                                -----------------     ----------------
Sales (including sales to affiliates of
    $11,930,000 and $4,928,000, respectively)                                        $30,906,761          $24,016,101

Cost of goods sold                                                                    20,797,757           16,163,246
                                                                               -----------------     ----------------

      Gross profit                                                                    10,109,004            7,852,855

Selling, general and administrative expenses                                          11,061,385            9,196,708
In-process research and development write-off                                          6,370,000                    -
Research and development expenses                                                      8,384,811            7,928,916
                                                                               -----------------     ----------------

      Operating loss                                                                 (15,707,192)          (9,272,769)

Gain on sale of investment in affiliates                                               5,409,744                    -
Interest expense                                                                        (265,805)            (784,823)
Interest income                                                                          764,051            1,228,433
Other income (expense), net                                                               48,329                4,932
                                                                               -----------------     ----------------

      Loss before income taxes                                                        (9,750,873)          (8,824,227)

Income tax benefit                                                                             -           (3,285,008)
                                                                               -----------------     ----------------

      Loss before equity in losses of affiliates                                      (9,750,873)          (5,539,219)

Equity in losses of affiliates                                                          (473,308)            (298,382)
                                                                               -----------------     ----------------

        Net loss from continuing operations                                          (10,224,181)          (5,837,601)

Discontinued operations:
      Loss on sale of discontinued operations                                           (400,000)                   -
Net loss from discontinued operations                                                          -           (1,241,119)
                                                                               -----------------     ----------------
      Net loss                                                                       (10,624,181)          (7,078,720)
                                                                               =================     ================

      Net loss per common share - Basic
             Continuing operations                                                        ($0.43)              ($0.25)
             Discontinued operations                                                       (0.01)               (0.06)
                                                                               -----------------     ----------------
             Net loss                                                                     ($0.44)              ($0.31)
                                                                               =================     ================

Net loss per common share - Diluted
             Continuing operations                                                        ($0.43)              ($0.25)
             Discontinued operations                                                       (0.01)               (0.06)
                                                                               -----------------     ----------------
             Net loss                                                                     ($0.44)              ($0.31)
                                                                               =================     ================

      Weighted average common shares                                                  23,955,747           23,047,629

      Weighted average common and potential common shares                             23,955,747           23,047,629


     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE QUARTERS ENDED NOVEMBER 27, 1999 AND NOVEMBER 28, 1998

                                   (Unaudited)


                                                                                   November 27,           November 28,
                                                                                       1999                   1998
                                                                                 ------------------     -----------------
OPERATING ACTIVITIES:
    Net loss                                                                          ($10,624,181)          ($7,078,720)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
           Loss from discontinued operations                                               400,000             1,241,119
           Gain on sale of investment in affiliate                                      (5,409,744)                    -
           Write off of in-process research and development                              6,370,000                     -
           Depreciation and amortization                                                 3,966,956             4,193,857
           Provision for allowance for doubtful accounts                                    30,000               (43,814)
           Provision for inventory reserves                                                (58,355)           (1,775,008)
           Equity in losses of affiliates                                                  473,308               298,382
           Loss on disposition of equipment                                                      -               509,932
           Changes in operating assets and liabilities:
                Trade accounts receivable                                               (2,662,453)           10,569,712
                                                                                        (6,298,759)            4,878,874
                Inventories
                Refundable income taxes                                                     69,598             6,986,046
                Prepaid expenses and other current assets                               (1,523,537)              (53,078)
                Trade accounts payable                                                  (2,002,415)           (1,759,466)
                Accrued expenses                                                         2,031,852               800,488
                Customer deposits                                                         (174,646)            3,873,865
                Deferred revenue                                                         3,705,433            (4,320,051)
                Other                                                                      259,262                53,328
                                                                                ------------------     -----------------
    Net cash provided by (used in) operating activities                                (11,447,681)           18,375,466
                                                                                ------------------     -----------------

INVESTING ACTIVITIES:
    Acquisition of YieldUP International Corporation, net of cash
      acquired                                                                          (6,521,515)                    -
    Proceeds from sale of investment in affiliate                                        7,398,621                     -
    Acquisition of property, plant and equipment                                          (414,086)           (4,340,641)
    Purchases of marketable securities                                                  (1,267,161)          (19,709,236)
    Maturities of marketable securities                                                  1,005,420             7,838,340
    Increase in deposits and other assets                                                  (95,890)              (67,154)
    Proceeds from sale of equipment                                                        622,438               470,500
                                                                                ------------------     -----------------
          Net cash provided by (used in) investing activities                              727,827           (15,808,191)
                                                                                ------------------     -----------------

FINANCING ACTIVITIES:
     Principal payments on long-term debt                                              (30,299,265)              (15,610)
     Net proceeds from issuance of common stock                                            354,821                27,627
                                                                                ------------------     -----------------
        Net cash provided by (used in) financing activities                            (29,944,444)               12,017
                                                                                ------------------     -----------------

Cash provided by discontinued operations                                                         -               147,728
Increase (decrease) in cash and cash equivalents                                       (40,664,298)            2,727,020
Cash and cash equivalents at beginning of period                                        62,326,355            72,789,811
                                                                                ------------------     -----------------
Cash and cash equivalents at end of period                                             $21,662,057           $75,516,831
                                                                                ==================     =================



     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


(1)      CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's Annual 10-K Report for the fiscal year ended August 28, 1999 previously filed with the Securities and Exchange Commission.

(2)      INVENTORIES

         Inventories are summarized as follows:

                                                                            November 27,              August 28,
                                                                               1999                     1999
                                                                        -------------------      -------------------
           Finished products                                                    $9,279,114               $6,759,290
           Work-in-process                                                      18,152,909                6,667,750
           Subassemblies                                                         4,708,016                8,967,812
           Raw materials and purchased parts                                    10,785,605               10,516,817
                                                                        -------------------      -------------------
                                                                               $42,925,644              $32,911,669
                                                                        ===================      ===================

(3)      SUPPLEMENTARY CASH FLOW INFORMATION

                                                                                                Quarters Ended
                                                                                --------------------------------------------
                                                                                    November 27,            November 28,
                                                                                        1999                    1998
                                                                                ---------------------     ------------------
             Schedule of interest paid and income taxes paid (refunds received):
                   Interest                                                                 $670,972                $20,272

                   Income taxes                                                             ($69,598)          ($10,833,941)


         The Company realized in the first quarter of fiscal 1999, a tax benefit from disqualifying dispositions of stock options of $30,967.

(4)      RECONCILIATION OF EARNINGS AND SHARE AMOUNTS USED IN EPS CALCULATION



                                                                 Basic                                        Dilutive
                                                                  Loss                                          Loss
                                                               Per Share              Effect of              Per Share
                                                          ---------------------        Dilutive         ----------------------
                                                                  Loss               Securities*                Loss
                                                               Available         --------------------       Available To
                                            Net                To Common                Stock                  Common
FOR THE QUARTERS ENDED                      Loss              Stockholders             Options              Stockholders
                                          -------------   ---------------------  ---------------------  ----------------------
NOVEMBER 27, 1999
Loss                                      ($10,624,181)          ($10,624,181)                      -           ($10,624,181)
Shares                                               -             23,955,747                       -             23,955,747
Per share amount                                     -                 ($0.44)                      -                 ($0.44)

NOVEMBER 28, 1998
Loss                                       ($7,078,720)           ($7,078,720)                      -            ($7,078,720)
Shares                                               -             23,047,629                       -             23,047,629
Per share amount                                     -                 ($0.31)                      -                 ($0.31)



* The effect of stock options were not included in the calculation of dilutive earnings per share for the quarters ended November 27, 1999 and November 28, 1998 because their inclusion would have been anti-dilutive.

(5)      COMPREHENSIVE LOSS

         Other comprehensive income (loss) pertains to revenues, expenses, gains and losses that are not included in the net loss but rather are recorded directly in stockholders' equity. For quarters ended November 27, 1999 and November 28, 1998 the only item of other comprehensive income (loss) related to foreign currency translation adjustment. For the quarters ended November 27, 1999 and November 28, 1998 the net loss, items of other comprehensive income (loss) and comprehensive loss are as follows:

                                                                  November 27, 1999                November 28, 1998
                                                               ------------------------         ------------------------
Net loss                                                                  ($10,624,181)                     ($7,078,720)

Items of other comprehensive income (loss):
      Foreign currency translation                                             524,188                          324,583
                                                               ------------------------         ------------------------

Comprehensive loss                                                        ($10,099,993)                     ($6,754,137)
                                                               ========================         ========================


(6)  ACQUISITION OF YIELDUP

         On October 20, 1999 the Company acquired YieldUP International Corporation (YieldUP renamed SCD Mountain View, Inc.) by paying approximately $6,083,000 in cash and issuing 1,303,000 shares of common stock to YieldUP shareholders.

         SCD Mountain View, headquartered in Mountain View, California, develops, manufactures and markets innovative cleaning, rinsing and drying equipment designed to enable new processes and improve manufacturing yields of semiconductor and other defect-sensitive industries, such as flat panel displays and magnetic disks.

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

         The acquisition was accounted for under the purchase method of accounting. FSI incurred an in-process R&D write-off of approximately $6,370,000 in the first quarter of fiscal 2000 related to the acquisition.

         As part of the merger, the Company acquired projects under development, including the YieldUP 8000 series. The YieldUP 8000 series is based on a technology that integrates multiple gas-based cleaning technologies, while also providing for the use of existing liquid based technologies. In addition, the YieldUP 8000 series is being designed from the ground up as a modular, multi-tank-cleaning solution designed to replace conventional wet benches.

         YieldUP initiated development of the 8000 series in the fourth quarter of 1997. YieldUP has spent approximately 3.3 person-years of effort to date in the development of the 8000 series. YieldUP believes that it requires an additional 1.8 person-years of effort to get the 8000 series to technological feasibility. The 8000 series is expected to reach a beta version at the beginning of the first quarter of fiscal 2001, at which point the product will be sold as an evaluation version to be modified as necessary. The Company expects to spend another $2.9 million by the end of fourth quarter fiscal 2000 to complete the technology.

         In-process research and development was valued by discounting forecasted cash flow directly related to the products expecting to result from the subject research and development. In each instance where a developed, core technology is expected to be leveraged, a charge for core technology was deducted from the forecast to provide a fair return on the leveraged technology. The assumed charge for core technology is 2% of revenues on an after-tax basis.

         To estimate the fair value of the in-process research and development assets, a discount rate of 26.5% was employed, developed by analyzing the project and market risks associated with the research and development effort, both in terms of costs invested as of the valuation date relative to completion costs and technical achievements. This discount rate represents a significant premium above the discount rate utilized in the valuation of existing product technology to account for the additional risks associated with in-process product technologies.

         FSI developed a calculation of the value of in-process research and development assets that excludes cash flows attributable to remaining development efforts required to develop the acquired incomplete technology into commercially viable products. The calculation of excluded cash flow was determined by evaluating the costs, development time, and technological complexity required to develop the in-process technology into commercially viable products. Based upon FSI management's estimate that the in-process technology is 65% complete, it is our opinion that the value of the in-process research and development assets as of the valuation date is reasonably estimated at $6,370,000.

         The 8000 series represents a high-risk in-process technology asset since the 8000 series is based on an entirely new platform from YieldUP's current products. Certain technology developed by YieldUP for the 8000 series is revolutionary as the 8000 series represents YieldUP's first product to integrate both multiple gas-based cleaning technologies and gas-based drying technology within a modular configuration design with a low cost of ownership. Some of this technical risk is moderated by the project's late stage of development.

         Market research indicates that there could be significant demand for a fully integrated wafer cleaning solution, such as the 8000 series. However, FSI is a new entrant in the wet bench market and may face significant competition from more established players.

        Therefore, an unusual charge of approximately $6,370,000 is reflected in the income statement of FSI in the first quarter of 2000 due to the immediate write-off of in-process research and development. At the effective date, the technological feasibility of the acquired technology had not been established and the technology had no alternative uses.

        Prior to the acquisition, two patent infringement lawsuits were filed against YieldUP, which if resolved unfavorably could have a material adverse impact on the Company. The probability of loss and related amount cannot be presently estimated.

(7)     SALE OF INVESTMENT IN AFFILIATE

        The Company sold approximately 612,000 shares of its investment in Metron Technology N.V. (Metron) stock as part of Metron's initial public offering.

        As a result of the sale, the Company received proceeds of $7,398,621 and recognized a gain of $5,409,744. The Company's ownership percentage decreased from 32.7% to 21.7% as a result of this sale and the public offering. As a result of the initial public offering and Metron's total capitalization, the Company recorded an increase to retained earnings of $3,905,000.

        As of November 27, 1999 the Company owns approximately 2,690,000 shares of Metron Technology, N.V. with a total carrying value of approximately $12,700,000.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2000 COMPARED WITH THE FIRST QUARTER OF FISCAL 1999.

The information in this report, except for the historical information contained herein, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements are subject to various risks and uncertainties. Actual results may be materially different from these forward-looking statements. Factors that could cause actual results to differ include overall economic and financial conditions in our industry; general economic conditions; the demand and price for semiconductors; the level of new orders and order delays or cancellation of orders; competitive pricing pressures; the timing and success of current and future product and process development programs; the success of the Company's affiliated distributors; the timing and extent of any industry up turn or down turn; the successful integration of the YieldUP acquisition and the successful optimization of the Company's new business systems. Readers are directed to the Risk Factors discussion found in the Company's Report on Form 10-K for the year ended August 29, 1999. In addition, readers are also directed to the Risk Factors discussion found below under "Risk Factors". Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. The Company assumes no obligation to publicly release any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences. Such forward-looking statements are marked with an asterisk (*).

The following table sets forth for the fiscal quarter indicated, certain income and expense items as a percent of total sales.


                                                                       PERCENT OF SALES
                                                           -----------------------------------------
                                                              NOVEMBER 27,           NOVEMBER 28,
FIRST  QUARTER ENDED:                                             1999                    1998
                                                           -------------------    ------------------
Sales                                                                 100.0 %               100.0 %
Cost of goods sold                                                     67.3                  67.3
Gross profit                                                           32.7                  32.7
Selling, general and administrative                                    35.8                  38.3
In-process research and development                                    20.6                     -
Research and development                                               27.1                  33.0
Operating loss                                                        (50.8)                (38.6)
Other income, net                                                      19.3                   1.9
Loss before income taxes                                              (31.5)                (36.7)
Income tax benefit                                                        -                 (13.7)
Equity in losses of affiliates                                         (1.6)                 (1.3)
                                                           -------------------    ------------------
       Net loss from continuing operations                            (33.1)                (24.3)

Discontinued Operations:
       Net loss from discontinued operations                           (1.3)                 (5.2)
                                                           -------------------    ------------------
       Net loss                                                       (34.4)%               (29.5)%
                                                           ===================    ==================

SALES:

Sales increased 29 percent to $30.9 million for the first quarter of fiscal 2000 as compared to $24.0 million for the first quarter of fiscal 1999. The increase occurred in the Surface Conditioning Division. The Microlithography and Surface Conditioning division sales, including their spare parts and support, generally represents about half of total sales. With its much larger installed base, the Surface Conditioning Division has a more significant spare parts and support business than the Microlithography Division.

International sales were $12.3 million and $4.8 million for the first quarter of fiscal 2000 and 1999, respectively, and represented approximately 40% and 20%, respectively of sales during these periods. Because of its broader customer base, the Surface Conditioning Division has a higher percentage of international sales than the Microlithography Division.

FSI's book-to-bill ratio was significantly above 1.0 for the first quarter of 2000, with a substantial increase in Surface Conditioning Division orders as compared to the fourth quarter of fiscal 1999. FSI is expecting continued strong bookings for the second quarter of fiscal 2000.* Sales in the second quarter of fiscal 2000 are expected to be up sequentially.* FSI expects annual sales to increase in fiscal 2000 as compared to fiscal 1999.*

GROSS PROFIT:

Gross profit as a percentage of sales for the first quarter of fiscal 2000 and 1999 was 32.7%. The lower than expected margin rate for first quarter 2000 is due to lower margins on Microlithography Division products. The division's margins were impacted by the high POLARIS(R) 2500 manufacturing costs and competitive pricing pressures. FSI also had a larger percentage of foreign sales in the first quarter of fiscal 2000 as compared to fiscal 1999.

FSI's gross profit margin may fluctuate as a result of a number of factors, including the mix of products sold as some products have higher margins than others, the proportion of international sales as international sales generally have lower margins and competitive pricing pressures.

In general, both divisions' gross margins are being impacted by the Company's excess manufacturing capacity. However, as sales volumes increase, we expect margins to improve.* Therefore, if FSI achieves a sales volume increase in fiscal 2000 and the Microlithography Division is successful in reducing the POLARIS(R) product costs, FSI expects gross margins for the year to be in the mid to upper 30 percent range.*

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses were $11.1 million for the first quarter of fiscal 2000 as compared to $9.2 million for the first quarter of fiscal 1999. The increase in the amount of SG&A was primarily due to additional depreciation costs associated with the new business system, SAP, and the amortization of YieldUP intangibles. We expect the dollar amount of SG&A expenses to increase in fiscal 2000 as compared to 1999 primarily due to intangibles amortization and SAP depreciation.* However, we expect that the quarterly dollar amount of SG&A expenses for the remainder of 2000 to decrease from the first quarter of 2000 levels.*

The Company will continue investing in worldwide sales and support capability and continue optimizing the Company's business system applications.*

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses were $8.4 million for the first quarter of fiscal 2000 as compared to $7.9 million for the same period in fiscal 1999. Also in the first quarter of fiscal 2000, the Company recorded a $6.4 million in-process R&D write-off relating to the acquisition of YieldUP International Corporation.

We expect the percent of R&D to decrease in 2000 as compared to 1999.* However, the dollar amount will increase as compared to 1999.* We will continue to remain focused on critical technologies and strategically invest in the immersion technology for Surface Conditioning products, the CALYPSO(TM) spin-on dielectric product, and 300mm products in both the Microlithography and Surface Conditioning Divisions.

OTHER INCOME (EXPENSE), NET:

Other income (expense), net was approximately $6.0 million for the first quarter of fiscal 2000 as compared to $449,000 for the first quarter of fiscal 1999. The increase is due to the $5.4 million gain recognized on the sale of approximately 612,000 shares of Metron Technology's (our affiliate) stock in its initial public offering. The increase is also due to reduced interest expense as a result of the debt repayment.

Interest income is expected to be between $500,000 and $700,000 per quarter for the remainder of fiscal 2000, depending upon the level of investments and the interest rates.*

INCOME TAX (BENEFIT) EXPENSE:

FSI recorded no tax benefit related to its operating losses for the first quarter of fiscal 2000. FSI did record a tax benefit of $3.3 million for the first quarter of 1999.

FSI does not expect to record any tax benefit or expense in the future until the Company is consistently profitable on a quarterly basis. FSI's deferred tax assets on the balance sheet as of November 27, 1999 have been fully reserved for with a valuation allowance.

EQUITY IN LOSSES OF AFFILIATES:

The equity in losses of affiliates was approximately $473,000 for the first quarter of fiscal 2000, compared to approximately $298,000 for the first quarter of fiscal 1999. The increase in loss is due primarily to losses at moFSI, Ltd., the Company's Japanese affiliate.

DISCONTINUED OPERATIONS:

During the first quarter of 2000, FSI continued to negotiate the final closing balance sheet for the CMD divestiture to BOC. As a result of current negotiations, FSI established an additional $400,000 reserve for expected costs associated with completing two projects that were in process when BOC purchased the division.

LIQUIDITY AND CAPITAL RESOURCES

FSI's cash and cash equivalents and marketable securities were approximately $49.6 million as of November 27, 1999, a decrease of $40.4 million from the end of fiscal 1999. The decrease in cash, cash equivalents, and marketable securities is due to approximately $11.4 million in cash flow used to fund operations and approximately $30.0 million used to repay long-term debt. In addition, during the first quarter of fiscal 2000, the Company made $6.1 million in payments to YieldUP shareholders as part of the acquisition consideration and received cash proceeds of $7.4 million from the sale of Metron Technology stock.

FSI's accounts receivable increased by approximately 11%, or $3.4 million, from the end of fiscal 1999. The increased level of accounts receivables was due to the majority of the first quarter sales being in the latter half of the quarter.

FSI's inventory increased approximately $10 million to $42.9 million at November 27, 1999 compared to $32.9 million at the end of fiscal 1999. The increase in inventory is due to FSI's improved order activity. The increase in inventory was primarily in work-in process.

As of November 27, 1999, FSI's current ratio of current assets to current liabilities was 3.0 to 1.0 and working capital was $87.7 million.

FSI had acquisitions of property, plant and equipment of approximately $414,000 and $4.3 million for the first quarter of fiscal 2000 and fiscal 1999, respectively. It is anticipated FSI will invest between $5 and $7 million in fiscal 2000 in property, plant and equipment.*

FSI believes that with existing cash, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet FSI's currently projected working capital and other cash requirements through at least mid fiscal 2001.*

FSI believes that success in its industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. FSI may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. FSI may fund such activities with additional equity or debt financings. The sale of additional equity or debt securities could result in additional dilution to our shareholders.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes appropriate accounting for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137 must be adopted for financial statements issued for fiscal years beginning after June 15, 2000. It is anticipated that FSI will adopt SFAS No. 133 in fiscal 2001. The impact of the adoption of SFAS No. 133 is not expected to have a material impact on FSI's financial statements.*

RISK FACTORS

Due to the nature of business and the industry in which the Company operates, the following risk factors should be considered in addition to others described above.

BECAUSE OUR BUSINESS DEPENDS ON THE AMOUNT THAT MANUFACTURERS OF
MICROELECTRONICS SPEND ON CAPITAL EQUIPMENT, DOWNTURNS IN THE MICROELECTRONICS INDUSTRY MAY ADVERSELY AFFECT OUR RESULTS

The microelectronics industry experiences periodic slowdowns, which may have a negative effect on our sales and operating results. For example, in fiscal 1996, before the most recent industry slowdown, we reported net income from continuing operations of $21 million. In contrast, in fiscal 1999, we reported a net loss from continuing operations of $40 million. Our business depends on the amount manufacturers of microelectronics spend on capital equipment. The amount they spend on capital equipment depends on the existing and expected demand for semiconductor devices and products that use semiconductor devices. The microelectronics industry has experienced alternating upturns and downturns in business activity. Some semiconductor manufacturers have experienced lower demand and increased pricing pressure for their products. As a result, they have purchased less semiconductor processing equipment and have sometimes delayed making decisions to purchase capital equipment. In some cases, semiconductor manufacturers have cancelled or delayed orders for our products.

IF WE DO NOT CONTINUE TO DEVELOP NEW PRODUCTS, WE WILL NOT BE ABLE TO COMPETE EFFECTIVELY

Our business and results of operations could decline if we do not develop and successfully introduce new or improved products that the market accepts. The technology used in microelectronics manufacturing equipment and processes changes rapidly. Industry standards change constantly and equipment manufacturers frequently introduce new products. We believe that microelectronics manufacturers increasingly rely on equipment manufacturers like us to:

- Design and develop more efficient manufacturing equipment

- Design and implement improved processes for microelectronics manufacturers to use

- Make their equipment compatible with equipment made by other equipment manufacturers

To compete, we must continue to develop, manufacture, and market new or improved products that meet changing industry standards. To do this successfully, we must:

- Select appropriate products

- Design and develop our products efficiently and quickly

- Implement our manufacturing and assembly processes efficiently and on time

- Make products that perform well for our customers

- Market and sell our products effectively

- Introduce our new products in a way that does not reduce sales of our existing products

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

FUTURE ACQUISITIONS MAY DILUTE OUR STOCKHOLDERS' OWNERSHIP INTERESTS AND HAVE OTHER ADVERSE CONSEQUENCES

Because of consolidations in the semiconductor equipment industry served by us and other competitive factors, our management will seek to acquire additional product lines, technologies, and businesses if suitable opportunities develop. Acquisitions may result in the issuance of our stock, which may dilute our stockholders' ownership interests and reduce earnings per share. Acquisitions may also increase debt levels and the amortization of goodwill and other intangible assets, which could have a significant negative effect on our financial condition and operating results. In addition, acquisitions involve numerous risks, including:

- Difficulties in absorbing the new business, product line, or technology

- Diversion of management's attention from other business concerns

- Entering new markets in which we have little or no experience

- Possible loss of key employees of the acquired business

COSTS ASSOCIATED WITH OUR IDLE FACILITIES HAVE INCREASED AS A PERCENT OF SALES WHILE REVENUES HAVE DECREASED

We are not currently able to fully utilize the new manufacturing facilities we added in the last several years. These additional facilities and related costs have increased our overall operating expenses. These higher expenses, together with lower revenues, are having a negative effect on our gross profit margins. This negative effect will continue until we are able to increase our use of our facilities.

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

The price of our stock has been volatile in the past and may continue to be so in the future. In the 1999 fiscal year, for example, our stock price ranged from $3.50 to $14.31 per share. The reasons for this volatility include:

- Variations in our actual or anticipated financial results from quarter to quarter

- Announcements made by us, our competitors, or our customers

- Government regulations

- Industry developments

- General market conditions

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

BECAUSE OUR QUARTERLY OPERATING RESULTS ARE VOLATILE, OUR STOCK PRICE COULD DECREASE

In the past, our operating results have fluctuated from quarter to quarter and are likely to do so in the future. These fluctuations may have a significant impact on our stock price. The reasons for the fluctuations in our operating results, such as sales, gross profits, and net income, include:

- Economic conditions in the microelectronics industry

- Financial results of our affiliates

- A large portion of revenues being generated by a small number of sales

- Timing of orders placed by major customers

- Competitive pricing pressures

- The proportion of total sales made up by international sales

- Product modifications requested by customers

- Product mix and performance

- Utilization of manufacturing capacity

BECAUSE INTERNATIONAL SALES ARE IMPORTANT TO US, AND BECAUSE MOST OF OUR INTERNATIONAL SALES ARE THROUGH OUR AFFILIATED DISTRIBUTORS, REDUCTIONS IN THE SALES EFFORTS OF THESE AFFILIATES COULD ADVERSELY AFFECT OUR RESULTS

The profits or losses of our affiliated distributors, Metron Technology B.V. and moFSI Ltd., can also significantly affect our financial results. We make most of our international sales through these affiliated distributors. We have a 21.7% ownership interest in Metron and a 49% interest in moFSI. Fiscal 1999 sales through moFSI were $1.5 million or 1.3% of our total sales. Fiscal 1999 sales through Metron were $28.7 million or 25.3% of our total sales. In addition, these affiliates also provide service and support to many of our international customers. Metron and m-FSI also distribute or sell products for companies other than us. It could have a negative effect on our operating results if either of these affiliates reduced its sales efforts, lost the business of a significant company for which it distributes or sells products, or otherwise became less financially viable.

We cannot guarantee that Metron or m-FSI will continue to successfully distribute our products or the products of other companies. The failure of Metron or m-FSI to do so could have a significant negative effect on our results of operations.

CHANGES IN DEMAND CAUSED BY FLUCTUATIONS IN INTEREST AND CURRENCY EXCHANGE RATES MAY REDUCE OUR INTERNATIONAL SALES

Almost all of our direct international sales are denominated in U.S. dollars. Nonetheless, changes in demand caused by fluctuations in interest and currency exchange rates may affect our international sales. Most of our international sales, however, are through our affiliated distributors. Metron's sales of our products and other companies' products are primarily denominated in U.S. dollars, but its expenses are generally denominated in foreign currencies. Accordingly, fluctuations in interest and currency exchange rates may affect Metron's financial results. m-FSI sales are denominated in yen. As a result, U.S. dollar/yen exchange rates may affect our equity interest in m-FSI's earnings.

Metron and m-FSI sometimes engage in so-called "hedging" or risk-reducing transactions to try to limit the negative effects that the devaluation of foreign currencies relative to the U.S. dollar could have on operating results. They will do so if a sale denominated in a foreign currency is sufficiently large to justify the costs of hedging. To hedge a sale, Metron or m-FSI will typically commit to buy U.S. dollars and sell the foreign currency at a given price at a future date. If the customer cancels the sale, Metron or m-FSI may be forced to buy U.S. dollars and sell the foreign currency at market rates to meet its hedging obligations and may incur a loss in doing so. To date, the hedging activities of Metron and m-FSI have not had any significant negative effect on us.

BECAUSE OF THE NEED TO MEET AND COMPLY WITH NUMEROUS FOREIGN REGULATIONS AND POLICIES, THE CHANGEABILITY OF THE POLITICAL AND ECONOMIC ENVIRONMENTS IN FOREIGN JURISDICTIONS AND THE DIFFICULTY OF MANAGING BUSINESS OVERSEAS, WE MAY NOT BE ABLE TO SUSTAIN OUR HISTORICAL LEVEL OF INTERNATIONAL SALES

We and our affiliates operate in a global market. In fiscal 1999, approximately 29% of our sales revenue derived from sales outside the United States. In fiscal 1998, this figure was 39%, and in fiscal 1997 it was 32%. These figures include sales through Metron and m-FSI, which accounted for 92% of international sales in 1999, 95% in 1998, and 98% in 1997. We expect that international sales will continue to represent a significant portion of total sales. Sales to customers outside the United States involve a number of risks, including the following:

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

BECAUSE OF THE SIGNIFICANT FINANCIAL RESOURCES NEEDED TO OFFER A BROAD RANGE OF PRODUCTS, TO MAINTAIN CUSTOMER SERVICE AND SUPPORT AND TO INVEST IN RESEARCH AND DEVELOPMENT, WE MAY BE UNABLE TO COMPETE WITH LARGER, BETTER-ESTABLISHED COMPETITORS

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

In connection with the divestiture of the Chemical Management Division, we retained certain liabilities and agreed to indemnify BOC with respect to certain specified obligations and liabilities. In addition, the purchase price is subject to adjustment based upon the closing statement of net assets. We have prepared the closing statement, but BOC has raised certain objections to it. The parties are undertaking to resolve those objections and come to an agreement regarding any necessary purchase price adjustments. That closing statement has not yet been agreed to by the parties. At the time of the divestiture, we recorded reserves for known liabilities. As a result of current negotiations, in the first quarter of fiscal 2000, we established an additional $400,000 reserve for expected costs associated with completing two projects that were in process when BOC purchased the division. If we experience liabilities or charges in excess of established reserves or the parties disagree or are unable to resolve the differences with respect to the closing statement of net assets and it is ultimately determined that an adjustment in favor of BOC is warranted, our results of operations could be adversely impacted due to additional costs associated with those reserves or the request to return to BOC a portion of the purchase price because of such adjustments.

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

We attempt to protect our intellectual property rights through patents, copyrights, trade secrets, and other measures. However, we believe that our financial performance will depend more upon the innovation, technological expertise, and marketing abilities of our employees than on such protection. In connection with our intellectual property rights, we face the following risks:

- Our pending patent applications may not be issued or may be issued with more narrow claims

- Patents issued to us may be challenged, invalidated, or circumvented

- Rights granted under issued patents may not provide competitive advantages to us

- Foreign laws may not protect our intellectual property rights

- Others may independently develop similar products, duplicate our products, or design around our patents

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

IF WE AND/OR OUR THIRD-PARTY VENDORS ARE NOT YEAR 2000 COMPLIANT, THEN WE MAY BE INCAPABLE OF CONDUCTING BUSINESS

As of January 10, 2000, we have not experienced any significant Year 2000 compliance issues internally nor have our customers reported to our management any Year 2000 problems with our products.

We believe that our information technology (IT) systems are Year 2000 compliant and our current standard product lines are believed to be Year 2000 compliant.

However, there can be no assurance that we will not experience serious unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in our internal operating systems, which are composed predominately of third party software and hardware technology or by the inability of vendors to correct their Year 2000 issues if such issues should occur. In addition, there can be no assurance that our current products do not contain undetected errors or defects associated with Year 2000 date functions that might result in material costs to the Company, including repair and replacement costs and costs incurred in litigation due to any such defects. We do have a contingency plan if our IT and non-IT systems are not Year 2000 compliant.

Many commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues. Because of the unprecedented nature of such litigation, there can be no assurance that we will not be materially adversely affected by claims related to Year 2000 compliance.

We incurred approximately $516,000 to address the Year 2000 problem during 1999 and incurred approximately $96,000 in the first quarter of 2000*. We expect to incur approximately $89,000 in the remainder of fiscal 2000.*

ADOPTION OF THE COMMON EUROPEAN CURRENCY MAY ADVERSELY AFFECT US AND OUR AFFILIATED DISTRIBUTORS BY REQUIRING SYSTEMS MODIFICATIONS AND POSSIBLY INCREASING THEIR CURRENCY EXCHANGE RISKS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. Our investments in affiliates include a 21.7% interest in Metron Technology (Metron) and a 49% interest in moFSI Ltd. Metron operates mainly in Europe, Asia Pacific and the United States. moFSI Ltd. operates in Japan. Approximately 95% of fiscal 1999 sales to affiliates were to Metron. We denominate all U.S. export sales in U.S. dollars

Metron attempts to limit its exposure to changing foreign currency exchange rates through operational and financial market actions. Products are sold in a number of countries throughout the world resulting in a diverse portfolio of transactions denominated in foreign currencies. Certain short-term foreign currency exposures are managed by the purchase of forward contracts to offset the earnings and cash flow impact of non-functional currency denominated receivables and payables.

Our investment in our affiliate, Metron, is accounted for by the equity method of accounting and has a carrying value on the balance sheet of approximately $12.7 million. The fair value of Metron is subject to stock market fluctuations. Based on the closing stock price of Metron on November 26, 1999, the fair value of our investment in Metron, was approximately $47.1 million.

We do not have significant exposure to changing interest rates as all material outstanding debt was repaid on September 3, 1999 and all marketable securities consist of debt instruments, 85% of which mature within one year. All marketable securities mature within two years. As of November 27, 1999, amortized cost approximates market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

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

          CFM Technologies, Inc. and CFMT, Inc. (collectively "CFM") filed a complaint against YieldUP in United States District Court for the District of Delaware in September 1995. The complaint alleged that the drying process incorporated in certain YieldUP products infringes a patent held by CFM. On October 14, 1997, a federal court for the District of Delaware ruled in YieldUP's favor. In a written opinion granting summary judgment for YieldUP, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. To establish infringement, evidence of all three elements was required. On June 30, 1998, the United States District Court of Delaware granted CFM's petition for re-argument of the summary judgment motion, and the re-argument briefs have been filed by both parties. The court may not sustain its original order. The judge has not yet ruled as to whether to sustain his earlier ruling. If the original order is overturned, the litigation may proceed to trial, and the litigation and the associated costs may, and an unfavorable adjudication could, have a material adverse impact on FSI.* A loss, if any resulting from an unfavorable adjudication, cannot presently be estimated.

          CFM filed an additional complaint against YieldUP in United States District Court for the District of Delaware on December 30, 1998. The complaint alleged that the cleaning process incorporated in certain of YieldUP's products infringes patents held by CFM. FSI believes that the additional CFM patent infringement lawsuit is without merit and that none of YieldUP's technology and products infringes any of the CFM patents asserted in that litigation. YieldUP's technology is substantially different from CFM's patented technology. YieldUP has filed an answer to the complaint and a counter claim for non-infringement and invalidity of CFM's patents. Trial of the matter is currently scheduled to begin in May 2000. YieldUP plans to vigorously defend its intellectual property rights against any and all claims. The associated costs may, and an unfavorable adjudication could, have a material adverse impact on FSI. In both lawsuits filed by CFM, CFM is asking for monetary damages and an injunction against YieldUP's use of those products at issue. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated.

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

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a)(3)  Exhibits

       * An asterisk next to a listed Exhibit indicates it is an executive compensation plan or arrangement

     2.0 Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International, Corporation (16)
     2.1 License Agreement for Microelectronic Technology between YieldUP International, Corporation and FSI International, Inc. dated January 21, 1999. (16)
     2.2 Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)
     2.3 Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (15)
     3.1  Restated Articles of Incorporation of the Company. (2)
     3.2  Restated By-Laws. (3)
     3.3  Amendment to Restated By-Laws. (4)
     3.4  Amendment to Restated By-Laws. (17)
     3.5  Articles of Amendment of Restated Articles of Incorporation (17)
     4.2 Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent (6)
     4.3 Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank,, National Association as Rights Agent (7)
   *10.1  FSI International, Inc. 1997 Omnibus Stock Plan (5)
   *10.2 Split Dollar Insurance Agreement and Collateral Assignment Agreement dated December 28, 1989, between the Company and Joel A. Elftmann. (Similar agreements between the Company and each of Dale A. Courtney, Patricia M. Hollister, Luke R. Komarek, Benno G. Sand and Benjamin J. Sloan, have been omitted, but will be filed if requested in writing by the Commission):(8)
   10.3 Lease dated June 27, 1985, between the Company and Lake Hazeltine Properties. (3)
   10.4 Lease dated September 1, 1985, between the Company and Elftmann, Wyers, Blackwood Partnership. (3)
   10.5 Lease dated September 1, 1985, between the Company and Elftmann, Wyers Partnership. (3)
   10.6 Amendment No. 1 dated February 11, 1991 to lease between the Company and Elftmann, Wyers, Blackwood Partnership (17)
   10.7 Amendment No. 2 dated July 31, 1999 to lease between the Company and Elftmann, Wyers, Blackwood Partnership (17)
  *10.8   1989 Stock Option Plan. (4)
  *10.9   Amended and Restated Employees Stock Purchase Plan.(14)
  10.10   Shareholders Agreement among FSI International, Inc. and Mitsui &
          Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991. (8)
  10.11 FSI Exclusive Distributorship Agreement dated as of August 14, 1991 between FSI International, Inc. and moFSI, Ltd. (8)
  10.12 FSI Licensing Agreement dated as of August 14, 1991, between FSI International, Inc. and moFSI, Ltd. (8)
  10.13 Amendment to FSI/Metron Distribution Agreement dated July 31, 1999 (filed herewith) 10.14 Amendment to FSI Exclusive Distribution Agreement dated July 31, 1999 (filed herewith)
  10.15 License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (9)
  10.16 Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (9)

  10.17 Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated (10)
 *10.18   Amended and Restated Directors' Nonstatutory Stock Option Plan. (11)
 *10.19 Management Agreement between FSI International, Inc. and Joel A. Elftmann, effective as of June 5, 1998 (filed herewith) (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.)(14)
 *10.20   FSI International, Inc. 1994 Omnibus Stock Plan. (12)
 *10.21   FSI International, Inc. 1998 Incentive Plan. (filed herewith) (14)
  10.22 First Amendment to Lease made and entered into October 31, 1995 by and between Lake Hazeltine Properties and FSI International, Inc. (13)
  10.23 Distribution Agreement made and entered into as of March 31, 1998 by and between FSI International, Inc. and Metron Technology B.V. (Exhibits to Agreement omitted) (14)
  10.24 Lease dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)
  10.25 Lease Rider dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)
  10.29 Lease Amendment dated November, 1995 between Roland A. Stinski and FSI International, Inc. (Exhibits to Amendment omitted) (13)
   27.1   Financial Data Schedule (filed herewith)
   27.2   Financial Data Schedule (filed herewith)

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.
(2) Filed as an Exhibit to the Company's Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.
(3) Filed as an Exhibit to the Company's Registration Statement on Form S-1,
    SEC File No. 33-25035, and incorporated by reference.
(4) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1989, SEC File No. 0-17276, and incorporated by reference.
(5) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended March 1, 1997, SEC File No. 0-17276, and incorporated by reference.
(6) Filed as an Exhibit to the Company's Report on Form 8-K, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.
(7) Filed as an Exhibit to the Company's Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.
(8) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.
(9) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.
(10)Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.
(11)Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.
(12)Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.
(13)Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 1995, SEC File No. 0-17276 and incorporated by reference.
(14)Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 29, 1998, SEC File No. 0-17276, and incorporated by reference.
(15)Filed as an Exhibit to the Company's Report on Form 8-K, filed by the Company on June 23, 1999, SEC File No. 0-17276 and incorporated by reference.
(16)Filed as an Exhibit to the Company's Report on Form S-4, filed by the Company on September 13, 1999, SEC File No. 333-87003 and incorporated by reference.
(17)Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.
 ----------------

(b)  Reports on Form 8-K

     The Company filed a Report on Form 8-K/A dated December 15, 1999 with respect to the acquisition of YieldUP International, Inc. The following financial statements were included in a Report on Form 8-K/A.

     (i) Pro Forma Information of FSI International, Inc. and YieldUP

         Unaudited Pro Forma Financial Information of FSI International, Inc. and YieldUP as of and for the fiscal year ended August 28, 1999:


         Unaudited Pro Forma Combined Balance Sheet
         Unaudited Pro Forma Combined Statement of Operations
         Notes to Unaudited Pro Forma Combined Financial Statements

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



                                                      FSI INTERNATIONAL, INC.
                                                      . . . . . . . . . . . .

                                                      [Registrant]


DATE:  January 11, 2000



                                          By: /s/Patricia M. Hollister
                                             -------------------------
                                             Chief Financial Officer
                                             on behalf of the
                                             Registrant and as
                                             Principal Financial Officer