Form 10-Q
period 2000-02-26
FSI INTERNATIONAL INC
filed 2000-04-11
CIK 841692

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              FEBRUARY 26, 2000
                               -------------------------------------------------
                                                   or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to
                               ------------------  -----------------------------
Commission File Number:                              0-17276
                        --------------------------------------------------------

                             FSI INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        MINNESOTA                                     41-1223238
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
incorporation or organization)                           No.)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date:

COMMON STOCK, NO PAR VALUE - 25,105,468 SHARES OUTSTANDING AS OF MARCH 24, 2000

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q





PART I.             FINANCIAL INFORMATION                                                                     PAGE NO.
                    ---------------------                                                                     --------
Item 1.             Consolidated Condensed Financial Statements:
                          Consolidated Condensed Balance Sheets as of February 26, 2000
                          (Unaudited) and August 28, 1999                                                        3

                          Consolidated Condensed Statements of Operations
                          (Unaudited) for the quarters ended February 26, 2000
                          and February 27, 1999                                                                  5

                          Consolidated Condensed Statements of Operations (Unaudited)
                          for the six months ended February 26, 2000 and February 27, 1999                       6

                          Consolidated Condensed Statements of Cash Flows (Unaudited)
                          for the six months ended February 26, 2000 and February 27, 1999                       7

                          Notes to Consolidated Condensed Financial Statements (Unaudited)                       8

Item 2.             Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                        11


Item 3.             Quantitative and Qualitative Disclosures About Market Risk                                   20

PART II.            OTHER INFORMATION
                    -----------------

Item 1.                   Legal Proceedings                                                                      21

Item 2.                   Changes in Securities                                                                  22

Item 3.                   Defaults upon Senior Securities                                                        22

Item 4.                   Submission of Matters to a Vote of Security Holders                                    22

Item 5.                   Other Information                                                                      22

Item 6.                   Exhibits and Reports on Form 8-K                                                       23

                    SIGNATURE                                                                                    25
                    ---------

                      PART I. Item 1. FINANCIAL INFORMATION


                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      FEBRUARY 26, 2000 AND AUGUST 28, 1999


                                     ASSETS
                                   (Unaudited)


                                                                                 February 26,           August 28,
                                                                                     2000                 1999
                                                                              -----------------    -----------------
Current assets:
         Cash and cash equivalents                                            $     18,079,333     $     62,326,355
         Marketable securities                                                      18,392,251           27,671,653
         Trade accounts receivable, net of allowance for
             doubtful accounts of $3,434,000 and $2,578,000,
             respectively                                                           26,333,580           17,662,389
         Trade accounts receivable from affiliates                                  21,298,475           12,659,778
         Inventories                                                                47,989,198           32,911,669
         Refundable income taxes                                                             -              160,915
         Prepaid expenses and other current assets                                   3,066,981            5,568,093
                                                                              ----------------     ----------------

                  Total current assets                                             135,159,818          158,960,852
                                                                              ----------------     ----------------

Property, plant and equipment, at cost                                             118,902,040          114,340,509
         Less accumulated depreciation and amortization                            (58,108,570)         (50,249,286)
                                                                              ----------------     ----------------
                                                                                    60,793,470           64,091,223
                                                                              ----------------     ----------------

Investment in affiliates                                                            16,044,174           14,177,866
Intangibles                                                                         19,765,118            2,000,000
Deposits and other assets                                                            3,352,723            3,473,280
                                                                              ----------------    -----------------

                                                                              $    235,115,303     $    242,703,221
                                                                              ================     ================



     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      FEBRUARY 26, 2000 AND AUGUST 28, 1999
                                   (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                             February 26,          August 28,
                                                                                 2000                 1999
                                                                          ----------------     ---------------
Current liabilities:
    Current maturities of long-term debt                                  $         74,847     $    30,059,696
    Trade accounts payable                                                      18,641,728          14,956,324
    Accrued expenses                                                            17,554,922          15,380,136
    Customer deposits                                                                    -             453,198
    Deferred revenue                                                             9,897,426           5,538,705
                                                                          ----------------     ---------------

           Total current liabilities                                            46,168,923          66,388,059
                                                                          ----------------     ---------------

Long-term debt, less current maturities                                             23,345               2,998

Stockholders' equity:
     Preferred stock, no par value; 9,700,000 shares
           authorized; none issued and outstanding                                       -                   -
     Series A Junior Participating Preferred Stock, no par
            value:  300,000 shares authorized; none issued and
            outstanding.                                                                 -                   -
     Common stock, no par value; 50,000,000 shares
            authorized; issued and outstanding, 25,058,244
            and 23,391,953 shares at February 26, 2000                         187,169,229         165,625,250
            and August 28, 1999, respectively
     Retained earnings                                                           2,108,444          11,915,059
     Cumulative translation adjustment                                           (354,638)         (1,228,145)
                                                                          ----------------     ---------------

           Total stockholders' equity                                          188,923,035         176,312,164
                                                                          ----------------     ---------------

                                                                          $    235,115,303     $   242,703,221
                                                                          ================     ===============

     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE QUARTERS ENDED FEBRUARY 26, 2000 AND FEBRUARY 27, 1999
                                   (Unaudited)



                                                                                    February 26,        February 27,
                                                                                       2000                1999
                                                                                  ----------------    ----------------
Sales (including sales to affiliates of
    $21,325,000 and $4,876,000, respectively)                                     $    45,797,736      $   19,147,019

Cost of sales                                                                          28,651,690          13,694,498
                                                                                  ---------------     ---------------

      Gross profit                                                                     17,146,046           5,452,521

Selling, general and administrative expenses                                           11,484,046           8,448,259
Research and development expenses                                                       8,863,861           6,761,759
                                                                                  ---------------     ---------------

      Operating loss                                                                  (3,201,861)         (9,757,497)

Interest expense                                                                         (55,418)           (718,221)
Interest income                                                                           589,229           1,285,151
Other income (expense), net                                                                30,630             187,607
                                                                                  ---------------     ---------------

      Loss before income taxes                                                        (2,637,420)         (9,002,960)

Income tax benefit                                                                              -           3,510,331
                                                                                  ---------------     ---------------

      Loss before minority interest and equity in loss of affiliates                  (2,637,420)         (5,492,629)

Equity in loss of affiliates                                                            (450,014)           (781,972)
                                                                                  ---------------     ---------------

        Net loss from continuing operations                                           (3,087,434)         (6,274,601)

Discontinued operations:
      Net loss from discontinued operations                                                     -         (1,299,328)
                                                                                  ---------------     ---------------
             Net loss                                                                ($3,087,434)        ($7,573,929)
                                                                                  ---------------     ---------------

      Net loss per common share - Basic
             Continuing operations                                                        ($0.12)             ($0.27)
             Discontinued operations                                                            -             ($0.06)
                                                                                  ---------------     ---------------
             Total loss                                                                   ($0.12)             ($0.33)
                                                                                  ---------------     ---------------

      Net loss per common share - Diluted
             Continuing operations                                                        ($0.12)             ($0.27)
             Discontinued operations                                                            -             ($0.06)
                                                                                  ---------------     ---------------
             Net loss                                                                     ($0.12)             ($0.33)
                                                                                  ===============     ===============

      Weighted average common shares                                                   24,901,033          23,169,617

      Weighted average common and potential common shares                              24,901,033          23,169,617




     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        FOR THE SIX MONTHS ENDED FEBRUARY 26, 2000 AND FEBRUARY 27, 1999
                                   (Unaudited)


                                                                                   February 26,        February 27,
                                                                                      2000                1999
                                                                                ----------------     -----------------
Sales (including sales to affiliates of
    $33,255,000 and $9,805,000, respectively)                                   $     76,704,497     $      43,163,120

Cost of sales                                                                         49,449,447            29,857,744
                                                                                ----------------     -----------------

      Gross profit                                                                    27,255,050            13,305,376

Selling, general and administrative expenses                                          22,545,431            17,644,967
In-process research and development write-off                                          6,370,000                     -
Research and development expenses                                                     17,248,672            14,690,675
                                                                                ----------------     -----------------

      Operating loss                                                                (18,909,053)          (19,030,266)

Gain on sale of investment in affiliates                                               5,409,744                     -
Interest expense                                                                       (321,223)           (1,503,044)
Interest income                                                                        1,353,280             2,513,584
Other income (expense), net                                                               78,959               192,539
                                                                                ----------------     -----------------

      Loss before income taxes                                                      (12,388,293)          (17,827,187)

Income tax benefit                                                                             -             6,795,339
                                                                                ----------------     -----------------

      Loss before minority interest and equity in loss of affiliates                (12,388,293)          (11,031,848)

Equity in loss of affiliates                                                           (923,322)           (1,080,354)
                                                                                ----------------     -----------------

        Net loss from continuing operations                                         (13,311,615)          (12,112,202)

Discontinued operations:
      Loss on sale of discontinued operations                                          (400,000)                     -
      Net loss from discontinued operations                                                    -           (2,540,447)
                                                                                ----------------     -----------------
      Net loss                                                                     ($13,711,615)         ($14,652,649)
                                                                                ----------------     -----------------

Net loss per common share - Basic
      Continuing operations                                                              ($0.54)               ($0.52)
      Discontinued operations                                                             (0.02)                (0.11)
                                                                                ----------------     -----------------
      Net loss                                                                           ($0.56)               ($0.63)
                                                                                ----------------     -----------------

Net loss per common share - Diluted
      Continuing operations                                                              ($0.54)               ($0.52)
      Discontinued operations                                                             (0.02)                (0.11)
                                                                                ----------------     -----------------
      Net loss                                                                           ($0.56)               ($0.63)
                                                                                ================     =================

Weighted average common shares                                                        24,428,393            23,108,545

Weighted average common and potential common shares                                   24,428,393            23,108,545


     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED FEBRUARY 26, 2000 AND FEBRUARY 27, 1999
                                   (Unaudited)

                                                                                    February 26,          February 27,
                                                                                        2000                  1999
                                                                                  -----------------     -----------------
OPERATING ACTIVITIES:
    Net loss                                                                         ($13,711,615)          ($14,652,649)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
           Gain on sale of investment in affiliates                                    (5,409,744)                      -
           Loss from discontinued operations                                               400,000              2,540,447
           Write-off of in process research and development                              6,370,000                      -
           Deferred income taxes                                                                 -            (7,971,487)
           Depreciation and amortization                                                 8,256,465              6,255,063
           Allowance for doubtful accounts                                                (92,068)               (34,126)
           Inventory reserves                                                            (554,618)            (2,171,334)
           Equity in loss of affiliates                                                    923,322              1,080,354
           Loss on disposition of equipment                                                      -                674,139
           Changes in operating assets and liabilities:
                Trade accounts receivable                                             (16,449,069)             12,111,103
                Inventories                                                           (10,606,788)              1,140,784
                Prepaid and other current assets                                       (3,245,058)            (2,195,511)
                Trade accounts payable                                                   2,112,216              3,818,002
                Accrued expenses                                                         3,720,773              1,592,637
                Customer deposits                                                        (453,198)                417,781
                Deferred revenue                                                         4,358,721            (3,953,765)
                Refundable income taxes                                                    160,915              9,785,061
                Other                                                                            -                 74,927
                                                                                  ----------------      -----------------
    Net cash provided by (used in) operating activities                               (24,219,746)              8,511,426
                                                                                  ----------------      -----------------

INVESTING ACTIVITIES:
    Proceeds from sale of investment in affiliates                                       7,398,621                      -
    Proceeds from sale of equipment                                                        622,438                980,432
    Acquisition of property, plant and equipment                                       (2,456,786)            (4,574,191)
    Investment in YieldUP, net of cash                                                 (6,522,515)                      -
    Purchases of marketable securities                                                 (1,473,511)           (30,183,805)
    Maturities of marketable securities                                                 10,762,913             17,645,827
    Sale of marketable securities                                                                -              3,023,430
    Increase in deposits and other assets                                                (317,890)            (1,564,332)
                                                                                  ----------------      -----------------
          Net cash provided by (used in) investing activities                            8,013,270           (14,672,639)
                                                                                  ----------------      -----------------

FINANCING ACTIVITIES:
     Principal payments on long-term debt                                             (30,317,525)               (31,041)
     Net proceeds from issuance of common stock                                          2,276,979              1,403,766
                                                                                  ----------------     ------------------
      Net cash provided by (used in) financing activities                             (28,040,546)              1,372,725
                                                                                  ----------------     ------------------

Cash provided by discontinued operations                                                         -              4,429,939
                                                                                  ----------------     ------------------
Decrease in cash and cash equivalents                                                 (44,247,022)              (358,549)

Cash and cash equivalents at beginning of period                                        62,326,355             72,789,811
                                                                                  ----------------     ------------------

Cash and cash equivalents at end of period                                        $     18,079,333     $       72,431,262
                                                                                  ================     ==================


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

(2)      INVENTORIES

         Inventories are summarized as follows:

                                                                                      February 26,         August 28,
                                                                                         2000                 1999
                                                                                   -----------------     ----------------
         Finished products                                                         $       8,098,656     $      6,759,290
         Work-in-process                                                                  22,646,124            6,667,750
         Subassemblies                                                                     3,912,448            8,967,812
         Raw materials and purchased parts                                                13,331,970           10,516,817
                                                                                   -----------------     ----------------
                                                                                   $      47,989,198     $     32,911,669
                                                                                   =================     ================

(3)      SUPPLEMENTARY CASH FLOW INFORMATION

                                                                                           Six Months Ended
                                                                                -----------------------------------------
                                                                                    February 26,         February 27,
                                                                                       2000                   1999
                                                                                ------------------    -------------------
        Schedule of interest and net income taxes paid:

                   Interest                                                              $726,390             $1,483,533

                   Income taxes                                                         ($81,926)          ($11,992,195)


         The Company realized a tax benefit from disqualifying dispositions of stock options of $0 and $35,278 in the first half of fiscal 2000 and 1999, respectively.

(4)      RECONCILIATION OF EARNINGS AND SHARE AMOUNTS USED IN EPS CALCULATION


                                                                      Basic                                 Dilutives
                                                                  Loss Per Share       Effect of         Loss Per Share
                                                  Net             Loss To Common       Dilutive          Loss To Common
FOR THE QUARTERS ENDED                           Loss             Stockholders        Securities*         Stockholders
----------------------                           ----             ------------        -----------         ------------
FEBRUARY 26, 2000
Loss                                          ($3,087,434)           ($3,087,434)          -                 ($3,087,434)
Shares                                                   -             24,901,033          -                   24,901,033
Per share amount                                         -                ($0.12)          -                      ($0.12)

FEBRUARY 27, 1999
Loss                                          ($7,573,929)           ($7,573,929)          -                 ($7,573,929)
Shares                                                   -             23,169,617          -                   23,169,617
Per share amount                                         -                ($0.33)          -                      ($0.33)

FOR THE SIX MONTHS ENDED
------------------------

FEBRUARY 26, 2000
Loss                                         ($13,711,615)          ($13,711,615)          -                ($13,711,615)
Shares                                                   -             24,428,393          -                   24,428,393
Per share amount                                         -                ($0.56)          -                      ($0.56)

FEBRUARY 27, 1999
Loss                                         ($14,652,649)          ($14,652,649)          -                ($14,652,649)
Shares                                                   -             23,108,545          -                   23,108,545
Per share amount                                         -                ($0.63)          -                      ($0.63)

* The effect of stock options were not included in the calculation of dilutive earnings per share for the quarter and six months ended February 26, 2000 and February 27, 1999 because their inclusion would have been anti-dilutive.

(5)      COMPREHENSIVE INCOME (LOSS)

         For the quarters and six months ended February 26, 2000 and February 27, 1999 net loss, items of other comprehensive income (loss) and comprehensive loss are as follows:



                                                                                    February 26,          February 27,
                                                                                        2000                  1999
                                                                                  -----------------     -----------------
        FOR THE QUARTERS ENDED:
        -----------------------
        Net loss                                                                      ($3,087,434)          ($7,573,929)
        Items of other comprehensive income (loss):
                 Foreign currency translation                                              349,319               741,579
                                                                                  ----------------      ----------------
        Comprehensive loss                                                            ($2,738,115)          ($6,832,350)
                                                                                  ================      ================

        FOR THE SIX MONTHS ENDED:
        -------------------------

        Net loss                                                                     ($13,711,615)         ($14,652,649)
        Items of other comprehensive income (loss):
                 Foreign currency translation                                              873,507             1,066,162
                                                                                  ----------------      ----------------
        Comprehensive loss                                                           ($12,838,108)         ($13,586,487)
                                                                                  ================      ================

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

         The acquisition was accounted for under the purchase method of accounting. FSI incurred an in-process R&D write-off of $6,370,000 in the first quarter of fiscal 2000 related to the acquisition.

         Prior to the acquisition, two patent infringement lawsuits were filed against YieldUP, which if resolved unfavorably could have a material adverse impact on the Company. The probability of loss and related amount cannot be presently estimated. For a discussion of the litigation, see Part II, Item 1.

(7)      SALE OF INVESTMENT IN AFFILIATE

         The Company sold approximately 612,000 shares of its investment in Metron Technology N.V. (Metron) stock as part of Metron's initial public offering during the first quarter of fiscal 2000.

         As a result of the sale, the Company received proceeds of $7,398,621 and recognized a gain of $5,409,744. The Company's ownership percentage decreased from 32.7% to 21.7% as a result of this sale and the public offering. As of February 26, 2000 the Company owns approximately 2,690,000 shares of Metron with a total cost basis of approximately $13,300,000.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST HALF OF FISCAL 2000 COMPARED WITH THE SECOND QUARTER AND FIRST HALF OF FISCAL 1999.

The information in this report, except for the historical information contained herein, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements are subject to various risks and uncertainties. Actual results may be materially different from these forward-looking statements. Factors that could cause actual results to differ include overall industry conditions including general economic conditions; the demand and price for semiconductors; the level of new orders and order delays or cancellations; the timing and success of current and future product and process development programs; the success of the Company's affiliated distributors; the timing and extent of any industry upturn or downturn and the successful optimization of new business systems. Other factors that could cause the results of the Company to differ materially from those contained in any forward-looking statements of the Company are included in the Company's Report on Form 10-K for the 1999 fiscal year and other documents recently filed by the Company with the Securities and Exchange Commission. In addition, readers are also directed to the Risk Factors discussion found below under "Risk Factors". Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. The Company assumes no obligation to publicly release any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences. Such forward-looking statements are marked with an asterisk (*).

The following table sets forth on a consolidated basis, for the fiscal period indicated, certain income and expense items as a percent of total sales.


                                                        Percent of Sales                      Percent of Sales
                                                          Quarter Ended                       Six Months Ended
                                                ----------------------------------    ---------------------------------
                                                 February 26,      February 27,        February 26,      February 27,
                                                     2000              1999                2000              1999
                                                ---------------   ----------------    ---------------   ---------------

Sales                                                    100.0%             100.0%             100.0%            100.0 %
Cost of goods sold                                        62.6               71.5               64.5              69.2
Gross profit                                              37.4               28.5               35.5              30.8
Selling, general and administrative                       25.1               44.1               29.4              40.9
In-process research and development                          -                  -                8.3                 -
Research and development                                  19.3               35.3               22.5              34.0
Operating loss                                           (7.0)             (50.9)             (24.7)            (44.1)
Other income (expense), net                                1.3                3.9                8.5               2.8
Loss before income taxes                                 (5.7)             (47.0)             (16.2)            (41.3)
Income tax (benefit) expense                                 -             (18.3)                  -            (15.7)
Equity in loss of affiliates                             (1.0)              (4.1)              (1.2)             (2.5)
                                                ---------------   ----------------    ---------------   --------------
   Net loss from continuing operations                   (6.7)             (32.8)             (17.4)            (28.1)
Discontinued operations:
   Net loss from discontinued operations                     -              (6.8)              (0.5)             (5.9)
                                                ---------------   ----------------    ---------------   ---------------

   Net loss                                              (6.7)%            (39.6)%            (17.9)%           (34.0)%
                                                ===============   ================    ===============   ===============

SALES

Sales were $45.8 million for the second quarter of fiscal 2000 as compared to $19.1 million for the second quarter of fiscal 1999. Sales were $76.7 million for the first half of fiscal 2000 as compared to $43.2 million for the first half of fiscal 1999. Both the Microlithography and Surface Conditioning Divisions experienced year-over-year revenue increases.

International sales were $20.4 million, and $5.0 million for the second quarter of fiscal 2000 and 1999, respectively, and represented approximately 45% and 26%, respectively, of sales during these periods. International sales were $32.7 million and $9.8 million for the first half of fiscal 2000 and 1999, respectively, and represented 43% and 23%, respectively, of sales during these periods.

FSI's book-to-bill ratio was significantly above 1.0 for the second quarter of fiscal 2000. FSI expects order rates to continue to be strong in the third quarter of fiscal 2000 with sequential growth over the second quarter level.* Sales in the third quarter of fiscal 2000 are expected to be up sequentially also.* FSI expects annual sales to increase significantly in fiscal 2000 as compared to fiscal 1999.*

GROSS PROFIT

Gross profit as a percentage of sales for the second quarter of fiscal 2000 was 37.4% as compared to 28.5% for the second quarter of fiscal 1999. Gross profit as a percentage of sales for the first half of fiscal 2000 was 35.5% as compared to 30.8% for the first half of fiscal 1999. The improvement in gross profit margin percentage for the second quarter and first half of fiscal 2000 as compared to 1999 is due to higher sales volume and stronger mix of higher margin products offset by the higher level of foreign sales, which generally have lower margins. As sales volumes continue to increase and if FSI can continue to successfully reduce the POLARIS(R) 2500 costs, gross margins could approach the high 30 percent level for fiscal 2000.*

FSI's gross profit margin does fluctuate due to a number of factors, including the mix of products sold, as some products have higher margins than others, the proportion of international sales, as some international sales generally have lower margins, OEM systems content, competitive pricing pressures and utilization of manufacturing capacity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $11.5 million for the second quarter of fiscal 2000 as compared to $8.4 million for the second quarter of fiscal 1999. Selling, general and administrative expenses increased to $22.5 million for the first half of fiscal 2000 as compared to $17.6 million for the same period in fiscal 1999. The increase in the amount of SG&A expense in the second quarter and the first half of fiscal 2000 as compared to the second quarter and first half of fiscal 1999 was primarily due to additional depreciation costs associated with the new business system, SAP, and the amortization of intangibles related to the YieldUP acquisition.

FSI expects the quarterly amount of SG&A expense to remain relatively flat for the remainder of fiscal 2000 as compared to the second quarter as it continues its investment in expanding worldwide sales and support capability.* Also, as a percent of sales, SG&A is expected to decrease for the remainder of fiscal 2000.*

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $8.9 million for the second quarter of fiscal 2000 as compared to $6.8 million for the same period in fiscal 1999. Research and development expenses increased to $17.2 million for the first half of fiscal 2000 as compared to $14.7 million for the same period in fiscal 1999. Also in the first quarter of fiscal 2000, FSI recorded a $6.4 million in-process R&D write-off relating to the acquisition of YieldUP International Corporation. The quarterly amount of R&D is expected to increase slightly for the remainder of fiscal 2000 as compared to the second quarter of 2000.* However, we expect R&D as a percent of sales to decrease in 2000 as compared to 1999.* We will continue to remain focused on critical technologies and strategically invest in the immersion technology for Surface Conditioning products, the CALYPSO(TM) spin-on dielectric product, and 300mm products in both the Microlithography and Surface Conditioning Divisions.

OTHER INCOME (EXPENSE), NET

Other income (expense), net was approximately $565,000 and $6.5 million for the second quarter and first half of fiscal 2000 as compared to $755,000 and $1.2 million for the second quarter and first half of fiscal 1999. The decrease in the amount for the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999 is due to reduced interest income due to lower cash and cash equivalents and marketable securities amounts offset by reduced interest expense as a result of the debt repayment. The increase in the amount for the first half of fiscal 2000 as compared to the first half of fiscal 1999 is primarily due to reduced interest expense as a result of the debt repayment. Additionally, the increase for the first half of fiscal 2000 is due to the $5.4 million gain recognized on the sale of approximately 612,000 shares of Metron Technology's (our affiliate) stock in its initial public offering during the first quarter.

Interest income is expected to be between $500,000 and $700,000 per quarter for the remainder of fiscal 2000, depending upon the level of investments and the interest rates.*

INCOME TAX BENEFIT

FSI recorded no tax benefit related to its operating losses for the second quarter and first half of fiscal 2000. FSI recorded a tax benefit of $3.5 million and $6.8 million for the second quarter and first half of fiscal 1999, respectively.

FSI does not expect to record any tax benefit or expense in the future until the Company is consistently profitable on a quarterly basis. FSI's deferred tax assets on the balance sheet as of February 26, 2000 have been fully reserved for with a valuation allowance.

EQUITY IN LOSS OF AFFILIATES

The equity in loss of affiliates was approximately $450,000 of loss for the second quarter of fiscal 2000, compared to approximately $782,000 of loss for the second quarter of fiscal 1999. The equity in loss of affiliates was approximately $923,000 of loss for the first half of fiscal 2000, compared to $1.1 million of loss for the first half of fiscal 1999. The decrease in losses is due to higher earnings at Metron.

DISCONTINUED OPERATIONS:

During the second quarter and first half of 2000, FSI continued to negotiate the final closing balance sheet for the CMD divestiture to BOC. During the first quarter FSI established an additional $400,000 reserve for expected costs associated with completing two projects that were in process when BOC purchased the division. During the second quarter, the parties settled on a final closing balance sheet and no additional reserves were recorded.

LIQUIDITY AND CAPITAL RESOURCES

FSI's cash and cash equivalents and marketable securities were approximately $36.5 million as of February 26, 2000, a decrease of $53.5 million from the end of fiscal 1999. The decrease in cash, cash equivalents and marketable securities is due to approximately $24.2 million in cash flow used to fund operations and approximately $30.3 million used to repay long-term debt. In addition, during the first quarter of fiscal 2000, the Company made $6.1 million in payments to YieldUP shareholders as part of the acquisition consideration and received cash proceeds of $7.4 million from the sale of Metron Technology stock.

FSI's accounts receivable increased by approximately 57% or $17.3 million from the end of fiscal 1999. The increase in accounts receivable is due to higher sales revenues.

FSI's inventory increased approximately $15.1 million to $48.0 million at February 26, 2000 compared to $32.9 million at the end of fiscal 1999. The increase in inventory was primarily in work-in-process as a result of improved order activity.

As of February 26, 2000, the Company's current ratio of current assets to current liabilities was 2.9 to 1.0 and working capital was $89.0 million.

FSI had acquisitions of property, plant and equipment of approximately $2.5 million and $4.6 million for the first half of fiscal 2000 and 1999, respectively. It is anticipated FSI will invest approximately $5.0 to $8.0 million in fiscal 2000 in property, plant and equipment.*

FSI believes that with existing cash and cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet FSI's current projected working capital and other cash requirements through at least mid fiscal 2001.*

FSI believes that success in its industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they may arise. FSI may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. FSI may fund such activities with additional equity or debt financings. The sale of additional equity or debt securities could result in additional dilution to our stockholders.

YEAR 2000 UPDATE

The Company experienced no significant disruptions in mission critical information technology and non-information technology systems on January 1, 2000 and believes those systems successfully responded to the year 2000 date change. The Company expensed approximately $516,000 during fiscal 1999 and approximately $90,000 in the first half of fiscal 2000 in connection with remediating its internal systems and its products. As of April 10, 2000, the Company is not aware of any material problems resulting from year 2000 issues, either with its products, its internal systems, or the products and services of third parties.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes appropriate accounting for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137 must be adopted for financial statements issued for fiscal years beginning after June 15, 2000. It is anticipated that FSI will adopt SFAS No. 133 in fiscal 2001. The impact of the adoption of SFAS No. 133 is not expected to have a material impact on FSI's financial statements.*

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. The semiconductor capital equipment industry and the accounting profession are currently evaluating various practical implementation considerations. Changes in our revenue recognition policy resulting from the interpretation of SAB 101 would not involve any restatement of prior periods but would, to the extent applicable, be reported as a change in accounting principle in the first quarter of fiscal 2001. Accordingly, any shipments that previously would have been reported as revenue that do not meet SAB 101 revenue recognition guidance would be recorded as revenue in future periods. At the current time, it is not possible to determine the effect this change will have on our financial statements. However, management believes that SAB 101, to the extent applicable to us, will not affect the underlying strength or weakness of our business operations as measured by the dollar value of our product shipments and cash flows.*

RISK FACTORS

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

The price of our stock has been volatile in the past and may continue to be so in the future. In the 1999 fiscal year, for example, our stock price ranged from $3.50 to $14.31 per share. In the first six months of our current fiscal year, our stock price has ranged from $6.19 to $20.00 per share. The potential reasons for this volatility include:

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

The profits or losses of our affiliated distributors, Metron Technology B.V. and m-FSI Ltd., can also significantly affect our financial results. We make most of our international sales through these affiliated distributors. We have a 21.7% ownership interest in Metron and a 49% interest in m-FSI. Fiscal 1999 sales through m-FSI were $1.5 million or 1.3% of our total sales. Fiscal 1999 sales through Metron were $28.7 million or 25.3% of our total sales. In addition, these affiliates also provide service and support to many of our international customers. Metron and m-FSI also distribute or sell products for companies other than us. It could have a negative effect on our operating results if either of these affiliates reduced its sales efforts, lost the business of a significant company for which it distributes or sells products, or otherwise became less financially viable.

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

Metron and moFSI sometimes engage in so-called "hedging" or risk-reducing transactions to try to limit the negative effects that the devaluation of foreign currencies relative to the U.S. dollar could have on operating results. They will do so if a sale denominated in a foreign currency is sufficiently large to justify the costs of hedging. To hedge a sale, Metron or m-FSI will typically commit to buy U.S. dollars and sell the foreign currency at a given price at a future date. If the customer cancels the sale, Metron or m-FSI may be forced to buy U.S. dollars and sell the foreign currency at market rates to meet its hedging obligations and may incur a loss in doing so. To date, the hedging activities of Metron and m-FSI have not had any significant negative effect on us.

BECAUSE OF THE NEED TO MEET AND COMPLY WITH NUMEROUS FOREIGN REGULATIONS AND POLICIES, THE VOLATILITY OF THE POLITICAL AND ECONOMIC ENVIRONMENTS IN FOREIGN JURISDICTIONS AND THE DIFFICULTY OF MANAGING BUSINESS OVERSEAS, WE MAY NOT BE ABLE TO SUSTAIN OUR HISTORICAL LEVEL OF INTERNATIONAL SALES

We and our affiliates operate in a global market. In fiscal 1999, approximately 29% of our sales revenue derived from sales outside the United States. In fiscal 1998, this figure was 39%, and in fiscal 1997 it was 32%. These figures include sales through Metron and moFSI, which accounted for 92% of international sales in 1999, 95% in 1998, and 98% in 1997. We expect that international sales will continue to represent a significant portion of total sales. Sales to customers outside the United States involve a number of risks, including the following:

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

In connection with the divestiture of the Chemical Management Division, we retained certain liabilities and agreed to indemnify BOC with respect to certain specified obligations and liabilities. We had prepared the closing statement, but BOC raised certain objections to it. The parties have resolved those objections and came to an agreement regarding a purchase price adjustment. At the time of the divestiture, we recorded reserves for known liabilities. As a result of the closing statement of net assets negotiations, in the first quarter of fiscal 2000, we established an additional $400,000 reserve for expected costs associated with completing two projects that were in process when BOC purchased the division. If we experience liabilities or charges in excess of established reserves, our results of operations could be adversely impacted due to additional costs associated with reserves.

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

-   Patents issued to us may be challenged, invalidated, or circumvented

- Rights granted under issued patents may not provide competitive advantages to us

-   Foreign laws may not protect our intellectual property rights

- Others may independently develop similar products, duplicate our products, or design around our patents

As is typical in the semiconductor industry, we occasionally receive notices from others alleging infringement claims. We have been involved in patent infringement litigation in the past and SCD Mountain View is currently involved in such litigation. We could become involved in similar lawsuits or other patent infringement claims in the future. We cannot guarantee the outcome of such lawsuits or claims, which may have a significant negative effect on our business or operating results. See discussion on legal proceedings in Part II,
Item 1.

ADOPTION OF THE COMMON EUROPEAN CURRENCY MAY ADVERSELY AFFECT US AND OUR AFFILIATED DISTRIBUTORS BY REQUIRING SYSTEMS MODIFICATIONS AND POSSIBLY INCREASING THEIR CURRENCY EXCHANGE RISKS

We are in the process of analyzing the issues raised by the introduction of the common European currency unit, the "Euro." The use of the Euro began on January 1, 1999 and will be phased-in through January 1, 2002. We do not expect the cost of any necessary systems modification to be material and do not anticipate that the introduction and use of the Euro will materially affect our results or those of our affiliated distributors' international business operations.* Nor do we expect the Euro to have a material effect on the currency exchange risks of our or our affiliated distributors' businesses.* Our affiliate in Europe is assessing their information technology systems to determine whether they will accommodate the eventual elimination of the legacy currencies. If their information technology systems are unable to do so, they would have to be upgraded or replaced. Our management will continue to monitor the effect of the implementation of the Euro.

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

We do not have significant exposure to changing interest rates as all material outstanding debt was repaid on September 3, 1999 and all marketable securities consist of debt instruments, all of which mature within one year. As of February 26, 2000, amortized cost approximates market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

Our investment in our affiliate, Metron, is accounted for by the equity method of accounting and has a carrying value on the balance sheet of approximately $13.3 million. The fair value of Metron is subject to stock market fluctuations. Based on the closing stock price of Metron on February 25, 2000, the fair value of our investment in Metron, was approximately $67.3 million.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES



PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS There has been substantial litigation regarding patent and other intellectual property rights in the microelectronics industry recently. Commercialization of new products or further commercialization of FSI's current products could provoke claims of infringement by third parties. In the future, litigation may be necessary to enforce patents issued to FSI, to protect trade secrets or know-how owned by FSI or to defend FSI against claimed infringement of the rights of others and to determine the scope and validity of FSI's proprietary rights. Any such litigation could result in substantial costs and diversion of effort by FSI, which by itself could have a material adverse impact on FSI's financial condition and operating results. Further, adverse determinations in such litigation could result in FSI's loss of proprietary rights, subject FSI to significant liabilities to third parties, require FSI to seek licenses from third-parties or prevent FSI from manufacturing or selling one or more products, any of which could have a material adverse effect on FSI's financial condition and results of operations.

            In October 1996, Eric C. and Angie L. Hsu (the "plaintiffs") filed a lawsuit in the Superior Court of California, County of Alameda, Southern Division, against Semiconductors Systems, Inc. ("SSI"), a wholly-owned subsidiary of FSI that was acquired in April 1996, and the former shareholders of SSI. In the fall of 1995, pursuant to the Employee Stock Purchase and Shareholder Agreement dated November 30, 1990 between Mr. Hsu and SSI (the "Shareholder Agreement") and in connection with Mr. Hsu's termination of his employment with SSI in August 1995, the former shareholders of SSI purchased the shares of SSI common stock then held by Mr. Hsu. The plaintiffs are claiming, among other things, that such purchase breached the Shareholder Agreement and violated the California Corporations Code, breached the fiduciary duty owed plaintiffs by the individual defendants and constituted fraud. The plaintiffs are seeking, among other things, damages in an amount to be proven at trial, punitive damages, attorneys' fees and a constructive trust over the shares held in the escrow mentioned below. Plaintiffs' claim for punitive damages was dismissed by the trial court. SSI intends to vigorously defend the lawsuit and FSI currently believes the trial will commence later in 2000.

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

            CFM Technologies, Inc. and CFMT, Inc. (collectively "CFM") filed a complaint against YieldUP in United States District Court for the District of Delaware in September 1995. The complaint alleged that the drying process incorporated in certain YieldUP products infringes a patent held by CFM. On October 14, 1997, a federal court for the District of Delaware ruled in YieldUP's favor. In a written opinion granting summary judgment for YieldUP, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. To establish infringement, evidence of all three elements was required. On June 30, 1998, the United States District Court of Delaware granted CFM's petition for re-argument of the summary judgment motion, and the re-argument briefs have been filed by both parties. The judge has not yet ruled as to whether to sustain his earlier ruling. If the original order is overturned, the litigation may proceed to trial, and the litigation and the associated costs may, and an unfavorable adjudication could, have a material adverse impact on FSI.* CFM is asking for monetary damages and an injunction against YieldUP's use of the products at issue. A loss, if any resulting from an unfavorable adjudication, cannot presently be estimated.

            CFM filed an additional complaint against YieldUP in United States District Court for the District of Delaware on December 30, 1998. The complaint alleged that the cleaning process incorporated in certain of YieldUP's products infringes two patents held by CFM; U.S. Patent Nos. 4,917,123 and 4,778,532. YieldUP plans to vigorously defend its intellectual property rights against any and all claims. FSI believes that the additional CFM patent infringement lawsuit is without merit and that none of YieldUP's technology and products infringes any of the CFM patents asserted in that litigation. FSI believes YieldUP's technology is substantially different from CFM's patented technology. YieldUP has filed an answer to the complaint and a counter claim for non-infringement and invalidity of CFM's patents. CFM is asking for monetary damages and an injunction against YieldUP's use of those products at issue. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. The associated costs may, and an unfavorable adjudication could, have a material adverse impact on FSI.

            On April 4, 2000 the United States District Court for the District of Delaware granted YieldUP's motion for summary judgment that the `123 and `532 patents are invalid. YieldUP's counterclaims are still pending and FSI anticipates that they will be tried in the near future. Once judgment is entered based upon the courts granting YieldUP's summary judgment motion, the courts' order may be appealed by CFM.

            Other than the litigation described above or routine litigation incidental to FSI's business, there is no material litigation to which FSI is a party or of which any of its property is subject.

ITEM 2.     CHANGE IN SECURITIES

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At the Company's Annual Meeting of Shareholders held on January 25, 2000, the shareholders approved the following:

            (1) Election of one Class I Director to serve a three-year term. The nominated director was elected as follows:


            DIRECTOR-NOMINEE                   VOTES FOR                  VOTES ABSTENTIONS
            ----------------                   ---------                  -----------------
            James A. Bernards                  21,665,880                       1,616,462


            Charles R. Wofford and Terrence W. Glarner, as Class III Directors, and Joel A. Elftmann and Thomas D. George, as Class II Directors, continue to serve as directors of the Company.

            (2) Proposal to increase the number of shares authorized under FSI International, Inc.'s 1997 Omnibus Stock Plan by 400,000 shares. The proposal received 17,650,372 votes for and 5,074,429 votes against. There were 559,350 abstentions.

ITEM 5.     OTHER INFORMATION

            None

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

     (a)(3)   Exhibits

              * An asterisk next to a listed Exhibit indicates it is an
                executive compensation plan or arrangement

           2.0 Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International, Corporation (15)

           2.1 License Agreement for Microelectronic Technology between YieldUP International, Corporation and FSI International, Inc. dated January 21, 1999. (15)

           2.2 Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)

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

          10.13 Amendment to FSI/Metron Distribution Agreement dated July 31, 1999 (18)

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

         10.25 Lease Rider dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)

         10.29 Lease Amendment dated November, 1995 between Roland A. Stinski and FSI International, Inc. (Exhibits to Amendment omitted)
                 (13)

        *10.30 Employment Agreement entered into as of December 12, 1999 by and between FSI International, Inc. and Donald S. Mitchell. (filed herewith)

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

   (17) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

   (18) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended November 27, 1999, SEC File No. 0-17276 and incorporated by reference.

---------------
(b)      Reports on Form 8-K

              No reports on Form 8-K were filed during the second quarter ended February 26, 2000.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES




SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         FSI INTERNATIONAL, INC.
                                         . . . . . . . . . . . .

                                                [Registrant]


DATE:  April 11, 2000



                                         By:    /s/Patricia M. Hollister
                                                ------------------------
                                                Chief Financial Officer
                                                on behalf of the
                                                Registrant and as
                                                Principal Financial Officer