Form 10-Q
period 2000-05-27
FSI INTERNATIONAL INC
filed 2000-07-10
CIK 841692

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended                MAY 27, 2000
                                  ----------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number:                              0-17276
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date:

COMMON STOCK, NO PAR VALUE - 25,160,382 SHARES OUTSTANDING AS OF JUNE 30, 2000

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

PART I.                  FINANCIAL INFORMATION                                                                    PAGE NO.
-------                  ---------------------                                                                    --------

Item 1.                  Consolidated Condensed Financial Statements:

                              Consolidated Condensed Balance Sheets (Unaudited) as of
                              May 27, 2000 and August 28, 1999                                                        3

                              Consolidated Condensed Statements of Operations
                              Unaudited) for the quarters ended May 27, 2000 and May 29, 1999                         5

                              Consolidated Condensed Statements of Operations (Unaudited)
                              for the nine months ended May 27, 2000 and May 29, 1999                                 6

                              Consolidated Condensed Statements of Cash Flows (Unaudited)
                              for the nine months ended May 27, 2000 and May 29, 1999                                 7

                              Notes to Consolidated Condensed Financial Statements (Unaudited)                        8

Item 2.                  Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                                                       12

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk                                  22

PART II.                 OTHER INFORMATION
                         -----------------

Item 1.                  Legal Proceedings                                                                           23

Item 2.                  Change in Securities                                                                        24

Item 3.                  Defaults upon Senior Securities                                                             24

Item 4.                  Submission of Matters to a Vote of Security Holders                                         24

Item 5.                  Other Information                                                                           24

Item 6.                  Exhibits and Reports on Form 8-K.                                                           25

                         SIGNATURE                                                                                   28

                      PART I. Item 1. FINANCIAL INFORMATION

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        MAY 27, 2000 AND AUGUST 28, 1999

                                     ASSETS
                                   (Unaudited)

                                                                                    May 27,              August 28,
                                                                                      2000                  1999
                                                                                -----------------      ---------------
Current assets:
      Cash and cash equivalents                                               $      23,206,159    $      62,326,355
      Marketable securities                                                          10,817,748           27,671,653
      Trade accounts receivable, net of allowance for
           doubtful accounts of $4,294,000 and $2,578,000,
           respectively                                                              18,714,510           17,662,389
      Trade accounts receivable from affiliates                                      32,817,335           12,659,778
      Inventories                                                                    52,186,799           32,911,669
      Refundable income taxes                                                                 -              160,915
      Prepaid expenses and other current assets                                       3,983,506            5,568,093
                                                                                ----------------     ----------------

           Total current assets                                                     141,726,057          158,960,852
                                                                                ----------------     ----------------

Property, plant and equipment, at cost                                              122,808,007          114,340,509
      Less accumulated depreciation and amortization                               (61,171,453)         (50,249,286)
                                                                                ----------------     ----------------
                                                                                     61,636,554           64,091,223

Investment in affiliates                                                             16,514,486           14,177,866
Intangibles                                                                          18,691,066            2,000,000
Deposits and other assets                                                             4,114,416            3,473,280
                                                                                ----------------     ----------------

                                                                              $     242,682,579    $     242,703,221
                                                                                ================     ================








     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        MAY 27, 2000 AND AUGUST 28, 1999
                                   (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                    May 27,             August 28,
                                                                                      2000                 1999
                                                                                -----------------    -----------------

Current liabilities:
      Current maturities of long-term debt                                     $          75,319  $        30,059,696
      Trade accounts payable                                                          20,808,752           14,956,324
      Accrued expenses                                                                18,912,101           15,380,136
      Customer deposits                                                                        -              453,198
      Deferred revenue                                                                 8,679,929            5,538,705
                                                                                 ----------------   ------------------

            Total current liabilities                                                 48,476,101           66,388,059
                                                                                 ----------------   ------------------

Long-term debt, less current maturities                                                    4,174                2,998

Stockholders' equity:
      Preferred stock, no par value; 9,700,000 shares
            authorized; none issued and outstanding                                            -                    -
      Series A Junior Participating Preferred Stock, no par
            value; 300,000 shares authorized; none issued
            and outstanding                                                                    -                    -
      Common stock, no par value; 50,000,000 shares
            authorized; 25,142,936 and  23,391,953 shares
            issued and outstanding, at May 27, 2000
            and August 28, 1999, respectively                                        188,079,530          165,625,250
      Retained earnings                                                                6,532,749           11,915,059
      Cumulative translation adjustment                                                (409,975)          (1,228,145)
                                                                                 ----------------   ------------------

            Total stockholders' equity                                               194,202,304          176,312,164
                                                                                 ----------------   ------------------

                                                                               $     242,682,579  $       242,703,221
                                                                                 ================   ==================






     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              FOR THE QUARTERS ENDED MAY 27, 2000 AND MAY 29, 1999
                                   (Unaudited)

                                                                                    May 27,            May 29,
                                                                                     2000               1999
                                                                                ---------------    ---------------
Sales (including sales to affiliates of
      $35,175,000 and $7,545,000, respectively)                               $     67,747,432    $    37,673,719
Cost of goods sold                                                                  41,694,598         27,107,950
                                                                                ---------------    ---------------
      Gross profit                                                                  26,052,834         10,565,769

Selling, general and administrative expenses                                        13,238,123          8,503,531
Research and development expenses                                                    9,434,063          7,388,035
                                                                                ---------------    ---------------
      Operating income (loss)                                                        3,380,648        (5,325,797)

Interest expense                                                                      (21,869)          (716,382)
Interest income                                                                        502,834          1,139,947
Other income (expense), net                                                             37,043             24,650
                                                                                ---------------    ---------------
      Income (loss) before income taxes                                              3,898,656        (4,877,582)

Income tax expense                                                                           -         12,640,329
                                                                                ---------------    ---------------

      Income (loss) before equity in loss of affiliates                              3,898,656       (17,517,911)

Equity in loss of affiliates                                                         (204,012)          (876,473)
                                                                                ---------------    ---------------

      Net income (loss) from continuing operations                                   3,694,644       (18,394,384)

Discontinued operations:
      Loss from operations                                                                   -        (1,992,452)
                                                                                ---------------    ---------------

      Net income (loss)                                                       $      3,694,644    $  (20,386,836)
                                                                                ===============    ===============

Net income (loss) per common share - basic:
      Continuing operations                                                              $0.15            $(0.79)
      Discontinued operations                                                            $0.00            $(0.09)
                                                                                ---------------    ---------------
      Net income (loss)                                                                  $0.15            $(0.88)
                                                                                ===============    ===============

Net income (loss) per common share - diluted:
      Continuing operations                                                              $0.14            $(0.79)
      Discontinued operations                                                            $0.00            $(0.09)
                                                                                ---------------    ---------------
      Net income (loss)                                                                  $0.14            $(0.88)
                                                                                ===============    ===============

      Weighted average common shares                                                25,121,546         23,251,363

      Weighted average common and potential common shares                           26,374,790         23,251,363



     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             FOR THE NINE-MONTHS ENDED MAY 27, 2000 AND MAY 29, 1999
                                   (Unaudited)

                                                                                     May 27,              May 29,
                                                                                      2000                 1999
                                                                                 ----------------    -----------------
Sales (including sales to affiliates of
      $68,430,000 and $17,350,000, respectively)                               $     144,451,929   $       80,836,840
Cost of goods sold                                                                    91,144,045           56,965,694
                                                                                 ----------------    -----------------
      Gross profit                                                                    53,307,884           23,871,146

Selling, general and administrative expenses                                          35,783,554           26,148,497
In-process research and development write-off                                          6,370,000                    -
Research and development expenses                                                     26,682,735           22,078,711
                                                                                 ----------------    -----------------
      Operating loss                                                                (15,528,405)         (24,356,062)

Gain on sale of investment in affiliates                                               5,409,744                    -
Interest expense                                                                       (343,092)          (2,219,426)
Interest income                                                                        1,856,114            3,653,531
Other income (expense), net                                                              116,002              217,189
                                                                                 ----------------    -----------------
      Loss before income taxes                                                       (8,489,637)         (22,704,768)

Income tax expense                                                                             -            5,844,990
                                                                                 ----------------    -----------------

      Loss before equity in loss of affiliates                                       (8,489,637)         (28,549,758)

Equity in loss of affiliates                                                         (1,127,334)          (1,956,827)
                                                                                 ----------------    -----------------

      Net loss from continuing operations                                            (9,616,971)         (30,506,585)

      Discontinued operations:
      Income (loss) from operations                                                    (400,000)          (4,532,900)
                                                                                 ----------------    -----------------

      Net loss                                                                 $    (10,016,971)   $     (35,039,485)
                                                                                 ================    =================

Net loss per common share - basic:
      Continuing operations                                                              $(0.39)              $(1.32)
      Discontinued operations                                                            $(0.02)              $(0.19)
                                                                                 ----------------    -----------------
      Net loss                                                                           $(0.41)              $(1.51)
                                                                                 ================    =================

Net loss per common share - diluted:
      Continuing operations                                                              $(0.39)              $(1.32)
      Discontinued operations                                                            $(0.02)              $(0.19)
                                                                                 ----------------    -----------------
      Net loss                                                                           $(0.41)              $(1.51)
                                                                                 ================    =================

      Weighted average common shares                                                  24,659,444           23,156,150

      Weighted average common and potential common shares                             24,659,444           23,156,150


     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED MAY 27, 2000 AND MAY 29, 1999
                                   (Unaudited)

                                                                                 May 27,             May 29,
                                                                                  2000                1999
                                                                          ------------------   -----------------
OPERATING ACTIVITIES:
      Net loss                                                            $      (10,016,971)  $     (35,039,485)
      Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
          Gain on sale of investment in affiliates                                (5,409,744)                   -
          Loss from discontinued operations                                           400,000           4,532,900
          Write-off of in-process research and development                          6,370,000                   -
          Provision for deferred income taxes                                               -         (9,497,045)
          Valuation reserve for deferred income taxes                                       -          16,609,667
          Allowance for doubtful accounts                                             919,967           (391,887)
          Inventory reserves                                                      (1,831,318)             651,826
          Depreciation and amortization                                            12,588,455           8,957,772
          Equity in loss of affiliates                                              1,127,334           1,956,827
          Changes in operating assets and liabilities:
              Trade accounts receivable                                          (21,360,894)           4,160,091
              Inventories                                                        (13,527,689)           4,604,114
              Refundable income taxes                                                 160,915           9,769,314
              Prepaid expenses and other current assets                           (6,009,640)             203,968
              Trade accounts payable                                                4,279,240           3,007,073
              Accrued expenses                                                      6,926,009         (1,942,304)
              Customer deposits                                                     (453,198)             834,789
              Deferred revenue                                                      3,141,224         (8,168,245)
              Other                                                                         -              19,613
                                                                            ------------------   -----------------
          Net cash (used in) provided by operating activities                    (22,696,310)             268,988

INVESTING ACTIVITIES:
      Proceeds from sale of investment in affiliates                                7,398,621                   -
      Acquisition of property, plant and equipment                                (6,362,753)         (7,487,017)
      Investment in YieldUP, net of cash                                          (6,522,515)                   -
      Purchase of marketable securities                                           (1,156,997)        (53,583,790)
      Sales of marketable securities                                                        -           6,971,481
      Maturities of marketable securities                                          18,020,902          27,771,154
      Increase in deposits and other assets                                       (1,274,638)         (1,081,601)
      Proceeds from sale of equipment                                                 622,438             470,500
                                                                            ------------------   -----------------
          Net cash (used in) provided by investing activities                      10,725,058        (26,939,273)

FINANCING ACTIVITIES:
      Principal payments on long-term debt                                       (30,336,224)            (55,158)
           Net proceeds from issuance of common stock                               3,187,280           1,610,836
                                                                            ------------------  -----------------
           Net cash (used in) provided by financing activities                   (27,148,944)           1,555,678
Cash (used in) discontinued operations                                                      -           (233,605)
                                                                            ------------------  -----------------
Decrease in cash and cash equivalents                                            (39,120,196)        (25,348,212)
Cash and cash equivalents at beginning of period                                   62,326,355          72,789,811
                                                                            ------------------   -----------------
Cash and cash equivalents at end of period                                $        23,206,159  $       47,441,599
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

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

(1)  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's Annual 10-K Report for the fiscal year ended August 28, 1999, previously filed with the Securities and Exchange Commission.

(2)  INVENTORIES

     Inventories are summarized as follows:

                                                                                     May 27,               August 28,
                                                                                      2000                    1999
                                                                                ------------------     -------------------
           Finished
products                                                                              $ 6,687,193             $ 6,759,290
           Work-in-process                                                             20,092,486               6,667,750
           Subassemblies                                                                4,315,750               8,967,812
           Raw materials and purchased parts                                           21,091,370              10,516,817
                                                                                ------------------     -------------------
                                                                                      $52,186,799             $32,911,669
                                                                                ==================     ===================

(3)  SUPPLEMENTARY CASH FLOW INFORMATION

                                                                                            Nine Months Ended
                                                                                      May 27,               May 29,
                                                                                       2000                  1999
                            -
                                                                                ------------------    --------------------
            Schedule of interest and income taxes (received) paid:
                  Interest                                                               $748,259             $ 1,434,474

                  Income taxes                                                          ($23,576)           ($11,840,284)

     The Company realized a tax benefit from the exercise of stock options of $0 and $49,718 in the first nine months of fiscal 2000 and 1999, respectively.

(4)  RECONCILIATION OF EARNINGS AND SHARE AMOUNTS USED IN EPS CALCULATION


                                                                           Basic                              Dilutive Income
                                                                       Income(Loss)                              (Loss) Per
                                                                         Per Share                                 Share
                                                                   -------------------     Effective of     ---------------------
                                                                       Income(Loss)          Dilutive              Income
                                                  Net                  Available to         Securities*       (Loss)Available
                                                 Income                   Common              Stock              to Common
FOR THE QUARTERS ENDED                           (Loss)                Stockholders          Options            Stockholders
-------------------------------            -------------------     -------------------  ----------------    ---------------------
MAY 27, 2000

Income                                             $3,694,644             $3,694,644            -                      $3,694,644
Shares                                                      -             25,121,546        1,253,244                  26,374,790
Per share amount                                            -                  $0.15            -                           $0.14

MAY 29, 1999
Loss                                            ($20,386,836)          ($20,386,836)            -                   ($20,386,836)
Shares                                                      -             23,251,363            -                      23,251,363
Per share amount                                            -                ($0.88)            -                         ($0.88)

FOR THE NINE MONTHS ENDED
---------------------------------------

MAY 27, 2000
Loss                                            ($10,016,971)          ($10,016,971)            -                   ($10,016,971)
Shares                                                      -             24,659,444            -                      24,659,444
Per share amount                                            -                ($0.41)            -                         ($0.41)

MAY 29, 1999
Loss                                            ($35,039,485)          ($35,039,485)            -                   ($35,039,485)
Shares                                                      -             23,156,150            -                      23,156,150
Per share amount                                            -                ($1.51)            -                         ($1.51)

* The effect of stock options were not included in the calculation of dilutive earnings per share for the quarter ended May 29, 1999 and for the nine months ended May 27, 2000 and May 29, 1999 because their inclusion would have been anti-dilutive.

(5)  COMPREHENSIVE INCOME (LOSS)

     For the quarters and nine months ended May 27, 2000 and May 29, 1999 net loss, items of other comprehensive income (loss) and comprehensive loss are as follows:

                                                                         May 27, 2000            May 29, 1999
                                                                      --------------------    --------------------
         FOR THE QUARTERS ENDED:

         Net income (loss)                                                     $3,694,644           ($20,386,836)
         Items of other comprehensive income (loss):
                  Foreign currency translation                                   (55,337)               (399,168)
                                                                      --------------------    --------------------
         Comprehensive income (loss)                                           $3,639,307           ($20,786,004)
                                                                      ====================    ====================

         FOR THE NINE MONTHS ENDED:

         Net loss                                                           ($10,016,971)           ($35,039,485)
         Items of other comprehensive income (loss):
                  Foreign currency translation                                    818,170                 666,994
                                                                      --------------------    --------------------
         Comprehensive loss                                                  ($9,198,801)           ($34,372,491)
                                                                      ====================    ====================

(6)  ACQUISITION OF YIELDUP

     On October 20, 1999 the Company acquired YieldUP International Corporation (renamed SCD Mountain View, Inc.) by paying approximately $6,083,000 in cash and issuing 1,303,000 shares of common stock to YieldUP shareholders.

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

     As a result of the sale, the Company received proceeds of $7,398,621 and recognized a gain of $5,409,744. The Company's ownership percentage decreased from 32.7% to 20.4% as a result of this sale, the public offering and additional stock issuance. As of May 27, 2000 the Company owns approximately 2,690,000 shares of Metron with a total cost basis of approximately $14,500,000.

(8)  SUBSEQUENT EVENT

     In an effort to improve operating efficiencies and reduce costs, on July 6, 2000, the Company initiated a program to consolidate its California operations into one facility. In conjunction with this action, the Company's immersion products manufacturing operation in Mountain View, California will be transferred to its Chaska, Minnesota Surface Conditioning facility. Also the Company's SOD product development and manufacturing operations will be transferred from Fremont, California to its Allen, Texas Microlithography facility. The remaining California operations will be consolidated into the Company's Mountain View facility. The Company will continue to have product design, sales, service and applications support organizations in California. The Company anticipates savings in fiscal 2001 in excess of $2.0 million as a result of the facilities consolidation and operations transfer.

     The Company expects to record a charge of approximately $0.9 to $1.3 million in the fourth quarter of fiscal

     2000 for costs associated with the termination of the Fremont lease, the write-off of leasehold improvements, severance and other related costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2000 COMPARED WITH THE THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 1999.

The information in this report, except for the historical information contained herein, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements are subject to various risks and uncertainties. Actual results may be materially different from these forward-looking statements. Factors that could cause actual results to differ include overall industry conditions including general economic conditions; the demand and price for semiconductors; the level of new orders and order delays or cancellations; the timing and success of current and future product and process development programs; the success of the Company's affiliated distributors; the timing and extent of any industry upturn or downturn. Other factors that could cause the results of the Company to differ materially from those contained in any forward-looking statements of the Company are included in the Company's Report on Form 10-K for the 1999 fiscal year and other documents recently filed by the Company with the Securities and Exchange Commission. In addition, readers are also directed to the Risk Factors discussion found below under "Risk Factors". Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. The Company assumes no obligation to publicly release any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences. Such forward-looking statements are marked with an asterisk (*).

The following table sets forth on a consolidated basis, for the fiscal period indicated, certain income and expense items from continuing operations as a percent of total sales.

                                                                 Percent of Sales                     Percent of Sales
                                                                   Quarter Ended                     Nine Months Ended
                                                         ----------------------------------    -------------------------------
                                                            May 27,            May 29,            May 27,           May 29,
                                                              2000               1999              2000              1999
                                                         ---------------    ---------------    --------------     ------------

Sales                                                             100.0 %            100.0 %           100.0 %          100.0 %
Cost  of goods sold                                                61.5               72.0              63.1             70.5
Gross profit                                                       38.5               28.0              36.9             29.5
Selling, general and administrative                                19.6               22.6              24.8             32.3
In-process research and development                                   -                  -               4.4                -
Research and development                                           13.9               19.6              18.5             27.3
Operating income (loss)                                             5.0             (14.2)            (10.8)           (30.1)
Other income (expense), net                                         0.8                1.2               4.9              2.0
Income (loss) before income taxes                                   5.8             (13.0)             (5.9)           (28.1)
Income tax expense                                                    -               33.5                 -              7.2
Equity in loss of affiliates                                      (0.3)              (2.3)             (0.8)            (2.4)
                                                         ---------------    ---------------    --------------     ------------
  Net income (loss) from continuing operations                      5.5             (48.8)             (6.7)           (37.7)

Discontinued  operations:
Net loss from discontinued operations                                 -              (5.3)             (0.3)            (5.6)
                                                         ---------------    ---------------    --------------     ------------
         Net income (loss)                                          5.5 %           (54.1) %           (7.0) %         (43.3) %
                                                         ===============    ===============    ==============     ============

SALES

Sales were $67.7 million for the third quarter of fiscal 2000 as compared to $37.7 million for the third quarter of fiscal 1999. The increase in sales occurred in the Surface Conditioning products and in spare parts and service sales. Sales were $144.5 million for the first nine months of fiscal 2000 as compared to $80.8 million for the first nine months of fiscal 1999. Both the Microlithography and Surface Conditioning Divisions experienced sales increases with the Surface Conditioning Division having the most significant increase. We anticipate that sales of Surface Conditioning products and spares and service will represent approximately 60 percent of total fiscal 2000 revenues.*

International sales were $44.4 million, and $10.1 million for the third quarter of fiscal 2000 and 1999, respectively, and represented approximately 66% and 27%, respectively, of sales during these periods. International sales were $77.0 million and $20.0 million for the first nine months of fiscal 2000 and 1999, respectively, and represented 53% and 25%, respectively, of sales during these periods. The increase in international sales occurred in all international markets which reflects our continued strong performance in Europe and improving participation in the foundry expansion in Asia. Fourth quarter fiscal 2000 sales are expected to be up sequentially as compared to third quarter.* Fiscal 2000 sales are expected to be significantly above the fiscal 1999 level, with a higher foreign mix.* FSI's book-to-bill ratio was significantly above 1.0 for the third quarter of fiscal 2000 and bookings exceeded $100 million, a record level. The book-to-bill ratio for the third quarter and first nine months of fiscal 2000 was above industry levels.

GROSS PROFIT

FSI's gross profit margin does fluctuate due to a number of factors, including the mix of products sold, as some products have higher margins than others, the proportion of international sales, as international sales generally have lower margins, OEM system content, competitive pricing pressures and utilization of manufacturing capacity.

Gross profit as a percentage of sales for the third quarter of fiscal 2000 was 38.5% as compared to 28.0% for the third quarter of fiscal 1999. Gross profit as a percentage of sales for the first nine months of fiscal 2000 was 36.9% as compared to 29.5% for the first nine months of fiscal 1999. The improvement in gross profit margin percentage for the third quarter and first nine months of fiscal 2000 as compared to the same periods in 1999 is due to higher manufacturing capacity utilization, stronger mix of higher margin products and other cost reduction activities. The improvement in margins is being offset by the higher level of foreign sales, which generally have lower margins and also due to increased OEM content in our products. In addition, fiscal 2000 third quarter and first nine months margins were impacted by approximately $1.4 million and $2.0 million, respectively relating to sales of YieldUP finished goods inventory which was marked up to fair market value at the time of the closing of the YieldUP acquisition. We will recognize full margins on YieldUP product sales beginning in the fourth quarter of fiscal 2000. With a continued increase in sales volume and successful product cost reduction programs, gross margins could improve to above 40 percent.*

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $13.2 million for the third quarter of fiscal 2000 as compared to $8.5 million for the third quarter of fiscal 1999. Selling, general and administrative expenses increased to $35.8 million for the first nine months of fiscal 2000 as compared to $26.1 million for the same period in fiscal 1999. The increase in the amount of SG&A expense in the third quarter and the first nine months of fiscal 2000 as compared to the third quarter and first nine months of fiscal 1999 was primarily due to additional depreciation costs associated with the new business system, SAP, the amortization of intangibles relating to the YieldUP acquisition and increased service and commission expense due to significantly higher sales. Additionally, the increase in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999 is due to an accrual for expected payouts under the profit sharing plan.

FSI expects the quarterly amount of SG&A expense to be below $13 million for the fourth quarter of fiscal 2000.* Therefore, as a percent of sales, SG&A is expected to decrease again in the fourth quarter of fiscal 2000.*

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $9.4 million for the third quarter of fiscal 2000 as compared to $7.4 million for the same period in fiscal 1999. Research and development expenses increased to $26.7 million for the first nine months of fiscal 2000 as compared to $22.1 million for the same period in fiscal 1999. The increases in the fiscal 2000 periods reflect FSI's continued investment in new products, enhancements to existing products and expanded applications development on existing platforms. Also in the first quarter of fiscal 2000, FSI recorded a $6.4 million in-process R&D write-off relating to the acquisition of YieldUP International Corporation. R&D expenses in the fourth quarter of fiscal 2000 are expected to exceed those of the third quarter of 2000, in particular due to enhancements to our POLARIS(R) 3500 300mm platform, and the ZETA(R) platform and as we continue to develop the immersion product.*

OTHER INCOME (EXPENSE), NET

Other income (expense), net was approximately $518,000 and $7,039,000 for the third quarter and first nine months of fiscal 2000, respectively, as compared to $448,000 and $1,651,000 for the third quarter and first nine months of fiscal 1999, respectively. The increase in the amounts for the third quarter and first nine months of fiscal 2000 as compared to the third quarter and first nine months of fiscal 1999 is due to reduced interest expense as a result of the debt repayment offset by reduced interest income due to lower cash and cash equivalents and marketable securities amounts. Additionally, the increase for the first nine months of fiscal 2000 is due to the $5.4 million gain recognized on the sale of approximately 612,000 shares of Metron Technology's (our affiliate) stock in its initial public offering during the first quarter.

INCOME TAX EXPENSE (BENEFIT)

FSI recorded no tax benefit related to its operating losses for the third quarter and first nine months of fiscal 2000. FSI recorded a tax expense of $12.6 million and $5.8 million for the third quarter and first nine months of fiscal 1999, respectively.

FSI does not expect to record any tax benefit or expense in the future until the Company is consistently profitable on a quarterly basis. FSI's deferred tax assets on the balance sheet as of May 27, 2000 of approximately $24 million have been fully reserved for with a valuation allowance.

EQUITY IN (LOSS) EARNINGS OF AFFILIATES

The equity in (loss) earnings of affiliates was approximately a $204,000 loss for the third quarter of fiscal 2000, compared to approximately a $876,000 loss for the third quarter of fiscal 1999. The equity in (loss) earnings of affiliates was approximately a $1.1 million loss for the first nine months of fiscal 2000, compared to a $2.0 million loss for the first nine months of fiscal 1999. The decrease in loss is due to higher earnings of Metron.

We expect a significant improvement in earnings from affiliates in the fourth quarter of fiscal 2000 as compared to the third quarter of fiscal 2000 as Metron's performance continues to improve.* Also m-FSI, our Japanese affiliated distributor, is expecting a significant improvement in its performance as they begin to recognize revenues related to the strong orders in Japan in the first half of fiscal 2000.*

DISCONTINUED OPERATIONS

During the first half of 2000, FSI continued to negotiate the final closing balance sheet for the CMD divestiture to BOC. During the first quarter FSI established an additional $400,000 reserve for expected costs associated with completing two projects that were in process when BOC purchased the division During the second quarter, the parties settled on a final closing balance sheet and no additional reserves were recorded.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and marketable securities were approximately $34 million as of May 27, 2000, a decrease of $56 million from the end of fiscal 1999. The decrease in cash, cash equivalents and marketable securities is due to approximately $22.7 million in cash flow used to fund operations and approximately $30 million used to repay long-term debt. In addition, during the first quarter of fiscal 2000, the Company made $6.1 million in payments to YieldUP shareholders as part of the acquisition consideration and received cash proceeds of $7.4 million from the sale of Metron Technology stock.

The Company's accounts receivable increased by approximately 70% or $21.2 million from the end of fiscal 1999. The increase in accounts receivable is due to higher sales revenues and the higher mix of foreign sales as the collection period is generally longer for foreign accounts receivable.

The Company's inventory increased approximately $19.3 million to $52.2 million at May 27, 2000 compared to $32.9 million at the end of fiscal 1999. The increase in inventory was primarily in work-in-process and raw materials as we purchased materials to support the higher order activity and the anticipated increase in fourth quarter sales.

As of May 27, 2000, the Company's current ratio of current assets to current liabilities was 2.9 to 1.0 and working capital was $93.3 million.

The Company had acquisitions of property, plant and equipment of approximately $6.4 million and $7.5 million for the first nine months of fiscal 2000 and 1999, respectively. It is anticipated FSI will invest approximately $8.0 to $11.0 million in fiscal 2000 property, plant and equipment.*

The Company believes that with existing cash, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet FSI's current projected working capital and other cash requirements through at least mid-year fiscal 2001.*

FSI believes that success in its industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. FSI may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. FSI may fund such activities with additional equity or debt financings. The sale of additional equity or debt securities could result in additional dilution to our stockholders.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes appropriate accounting for derivative instruments and hedging activities. SFAS No. 133 must be adopted for financial statements issued for fiscal years beginning after June 15, 2000. It is anticipated that the Company will adopt SFAS No. 133 in fiscal 2001. The adoption of SFAS No. 133 is not anticipated to have a material impact on FSI's financial statements.*

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. The semiconductor capital equipment industry and the accounting profession are currently evaluating various practical implementation considerations. Changes in our revenue recognition policy resulting from the interpretation of SAB 101, to the extent applicable, would be effective in the fourth quarter of fiscal 2001. At the current time, it is not possible to determine the effect this change will have on our financial statements. However, management believes that SAB 101, to the extent applicable to us, will not affect the underlying strength or weakness of our business operations as measured by the dollar value of our product shipments and cash flows.*

RISK FACTORS

Due to the nature of business and the industry in which the Company operates, the following risk factors should be considered in addition to others described above.

BECAUSE OUR BUSINESS DEPENDS ON THE AMOUNT THAT MANUFACTURERS OF
MICROELECTRONICS SPEND ON CAPITAL EQUIPMENT, DOWNTURNS IN THE MICROELECTRONICS INDUSTRY MAY ADVERSELY AFFECT OUR RESULTS

The microelectronics industry experiences periodic slowdowns, which may have a negative effect on our sales and operating results. For example, in fiscal 1996, before the most recent industry slowdown, we reported net income from continuing operations of $21 million. In contrast, in fiscal 1999, we reported a net loss from continuing operations of $40 million. Our business depends on the amount manufacturers of microelectronics spend on capital equipment. The amount they spend on capital equipment depends on the existing and expected demand for semiconductor devices and products that use semiconductor devices. The microelectronics industry has experienced alternating upturns and downturns in business activity. Some semiconductor manufacturers have experienced lower demand and increased pricing pressure for their products. In response, they have purchased less semiconductor processing equipment and have sometimes delayed making decisions to purchase capital equipment. In some cases, semiconductor manufacturers have cancelled or delayed orders for our products.

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

-    Diversion of management's attention from other business concerns

-    Entering new markets in which we have little or no experience

-    Possible loss of key employees of the acquired business

COSTS ASSOCIATED WITH OUR IDLE FACILITIES HAVE INCREASED AS A PERCENT OF SALES WHILE REVENUES HAVE DECREASED

We are not currently able to fully utilize the new manufacturing facilities we added in the last several years. These additional facilities and related costs have increased our overall operating expenses. These higher expenses, together with lower revenues, is having a negative effect on our gross profit margins. This negative effect will decrease as we are able to increase our use of our facilities.

BECAUSE OF THE VOLATILITY OF OUR STOCK PRICE, YOUR ABILITY TO TRADE FSI SHARES MAY BE ADVERSELY AFFECTED AND OUR ABILITY TO RAISE CAPITAL THROUGH FUTURE EQUITY FINANCINGS MAY BE REDUCED

The price of our stock has been volatile in the past and may continue to be so in the future. In the 1999 fiscal year, for example, our stock price ranged from $3.50 to $14.31 per share. In the first nine months of our current fiscal year, our stock price has ranged from $6.19 to $23.63 per share. The potential reasons for this volatility include:

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

The profits or losses of our affiliated distributors, Metron Technology B.V. and m-FSI Ltd., can also significantly affect our financial results. We make most of our international sales through these affiliated distributors. We have a 20.4% ownership interest in Metron and a 49% interest in m-FSI. Fiscal 1999 sales through m-FSI were $1.5 million or 1.3% of our total sales. Fiscal 1999 sales through Metron were $28.7 million or 25.3% of our total sales. In addition, these affiliates also provide service and support to many of our international customers. Metron and m-FSI also distributes or sells products for companies other than us. It could have a negative effect on our operating results if either of these affiliates reduced its sales efforts, lost the business of a significant company for which it distributes or sells products, or otherwise became less financially viable.

We cannot guarantee that Metron or m-FSI will continue to successfully distribute our products or the products of other companies. The failure of Metron or m-FSI to do so could have a significant negative effect on our results of operations.

CHANGES IN DEMAND CAUSED BY FLUCTUATIONS IN INTEREST AND CURRENCY EXCHANGE RATES MAY REDUCE OUR INTERNATIONAL SALES

Almost all of our direct international sales are denominated in U.S. dollars. Nonetheless, changes in demand caused by fluctuations in interest and currency exchange rates may affect our international sales. Most of our international sales, however, are through our affiliated distributors. Metron's sales of our products and other companies' products are primarily denominated in U.S. dollars, but its expenses are generally denominated in foreign currencies. Accordingly, fluctuations in interest and currency exchange rates may affect Metron's financial results. m-FSI sales are denominated in yen. As a result, U.S. dollar/yen exchange rates may affect our equity interest in m-FSI earnings.

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

We and our affiliates operate in a global market. In fiscal 1999, approximately 29% of our sales revenue was derived from sales outside the United States. In fiscal 1998, this figure was 39%, and in fiscal 1997 it was 32%. These figures include sales through Metron and m-FSI, which accounted for 92% of international sales in 1999, 95% in 1998, and 98% in 1997. We expect that international sales will continue to represent a significant portion of total sales. Sales to customers outside the United States involve a number of risks, including the following:

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

BECAUSE CUSTOMERS CAN DECIDE TO REDUCE, DELAY OR CANCEL ORDERS OR CHOOSE TO DEAL WITH OUR COMPETITORS, IF THEY DO OUR RESULTS WILL BE ADVERSELY AFFECTED

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

-    Patents issued to us may be challenged, invalidated, or circumvented

- Rights granted under issued patents may not provide competitive advantages to us

-    Foreign laws may not protect our intellectual property rights

- Others may independently develop similar products, duplicate our products, or design around our patents

As is typical in the semiconductor industry, we occasionally receive notices from others alleging infringement claims. We have been involved in patent infringement litigation in the past and SCD Mountain View is currently involved in such litigation. We could become involved in similar lawsuits or other patent infringement claims in the future. We cannot guarantee the outcome of such lawsuits or claims, which may have a significant negative effect on our business or operating results. See also the discussion on legal proceedings in Part II, Item 1.

ADOPTION OF THE COMMON EUROPEAN CURRENCY MAY ADVERSELY AFFECT US AND OUR AFFILIATED DISTRIBUTORS BY REQUIRING SYSTEMS MODIFICATIONS AND POSSIBLY INCREASING THEIR CURRENCY EXCHANGE RISKS

The use of the Euro began on January 1, 1999 and will be phased-in through January 1, 2002. We are experiencing little impact to date. We do not expect the cost of any necessary systems modification to be material and do not anticipate that the introduction and use of the Euro will materially affect our results or those of our affiliated distributors' international business operations.* Nor do we expect the Euro to have a material effect on the currency exchange risks of our or our affiliated distributors' businesses.* Our affiliate in Europe is assessing their information technology systems to determine whether they will accommodate the eventual elimination of the legacy currencies. If their information technology systems are unable to do so, they would have to be upgraded or replaced. Our management will continue to monitor the effect of the implementation of the Euro.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. Our investments in affiliates include a 20.4% interest in Metron Technology (Metron) and a 49% interest in m-FSI Ltd. Metron operates mainly in Europe, Asia Pacific and the United States. m-FSI Ltd. operates in Japan. Approximately 95% of fiscal 1999 sales to affiliates were to Metron. We denominate all U.S. export sales in U.S. dollars.

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

We do not have significant exposure to changing interest rates as all material outstanding debt was repaid on September 3, 1999 and all marketable securities consist of debt instruments, all of which mature within one year. As of May 27, 2000, amortized cost approximates market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

Our investment in our affiliate, Metron, is accounted for by the equity method of accounting and has a carrying value on the balance sheet of approximately $14.5 million. The fair value of Metron is subject to stock market fluctuations. Based on the closing stock price of Metron on May 26, 2000, the fair value of our investment in Metron, was approximately $28.2 million.

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

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES


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

On April 4, 2000 the United States District Court for the District of Delaware granted YieldUP's motion for summary judgment that the `123 and `532 patents are invalid. Certain of YieldUP's counterclaims are still pending and FSI anticipates that they will be tried later this fiscal year. Once judgment is entered based upon the District Court's granting YieldUP's summary judgment motion, the District Court's order may be appealed by CFM.

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

              2.0  Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI
                   International, Inc. and YieldUP International, Corporation. (15)
              2.1  License Agreement for Microelectronic Technology between YieldUP International, Corporation and FSI
                   International, Inc. dated January 21, 1999. (15)
              2.2  Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp.,
                   and Semiconductor Systems, Inc. (1)
              2.3  Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group,
                   Inc. (16)
              3.1  Restated Articles of Incorporation of the Company. (2)
              3.2  Restated and Amended By-Laws. (filed herewith)
              3.5  Articles of Amendment of Restated Articles of Incorporation (17)
              4.2  Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent. (6)
              4.3  Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI
                   International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent. (7)
              4.4  Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent. (filed herewith)
            *10.1  FSI International, Inc. 1997 Omnibus Stock Plan. (5)
            *10.2  Split Dollar Insurance Agreement and Collateral Assignment
                   Agreement dated December 28, 1989, between the Company and Joel A. Elftmann.
                   (Similar agreements between the Company and each of Dale A. Courtney,
                   Patricia M. Hollister, Luke R. Komarek, Benno G. Sand and Benjamin J. Sloan,
                   have been omitted, but will be filed if requested in writing by  the Commission).(8)
             10.3  Lease dated June 27, 1985, between the Company and Lake Hazeltine Properties. (3)
             10.4  Lease dated September 1, 1985, between the Company and Elftmann, Wyers, Blackwood
                   Partnership. (3)
             10.5  Lease dated September 1, 1985, between the Company and Elftmann, Wyers Partnership. (3)
             10.6  Amendment No. 1 dated February 11, 1991 to lease between the Company and Elftmann, Wyers, Blackwood
                   Partnership (17)
             10.7  Amendment No. 2 dated July 31, 1999 to lease between the Company and Elftmann, Wyers, Blackwood
                   Partnership (17)
            *10.8  1989 Stock Option Plan. (4)
            *10.9  Amended and Restated Employees Stock Purchase Plan. (14)
            10.10  Shareholders Agreement among FSI International, Inc. and Mitsui & Co., Ltd. and
                   Chlorine Engineers Corp. Ltd. dated as of August 14, 1991. (8)
            10.11  FSI Exclusive Distributorship Agreement dated as of August 14, 1991 between
                   FSI International, Inc. and m-FSI, Ltd. (8)
            10.12  FSI Licensing Agreement dated as of August 14, 1991, between FSI International, Inc.
                   and m-FSI, Ltd. (8)
            10.13  Amendment to FSI/Metron Distribution Agreement dated July 31, 1999 (18)
            10.15  License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (9)
            10.16  Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (9)

            10.17  Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated. (10)
           *10.18  Amended and Restated Directors' Nonstatutory Stock Option Plan. (11)
           *10.19  Management Agreement between FSI International, Inc. and Joel A. Elftmann, effective as of
                   June 5, 1998 (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the Commission. (14)
           *10.20  FSI International, Inc. 1994 Omnibus Stock Plan. (12)
           *10.21  FSI International, Inc. 1998 Incentive Plan.  (14)
            10.22  First Amendment to Lease made and entered into October 31, 1995 by and between
                   Lake Hazeltine Properties and FSI International, Inc. (13)
            10.23  Distribution Agreement made and entered into as of March 31, 1998 by and between
                   FSI International, Inc. and Metron Technology B.V. (Exhibits to Agreement omitted).
                   (14)
            10.24  Lease dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)
            10.25  Lease Rider dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)
            10.29  Lease Amendment dated November, 1995 between Roland A. Stinski and FSI International,
                   Inc. (Exhibits to Amendment omitted). (13)
           *10.30  Employment Agreement entered into as of December 12, 1999 by and between FSI International, Inc. and
                   Donald S. Mitchell. (19)
             27.0  Financial Data Schedule. (filed herewith)

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

(17) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File NO. 0-17276, and incorporated by reference.
(18) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended November 27, 1999, SEC File No. 0-17276 and incorporated by reference.
(19) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended February 26, 2000, SEC File No. 0-17276 and incorporated by reference.

---------------------------

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the third quarter ended May27, 2000.

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



                                             FSI INTERNATIONAL, INC.
                                             . . . . . . . . . . . .

                                                  [Registrant]


DATE:  July 10, 2000



                                     By:         /s/Patricia M. Hollister
                                                 --------------------------
                                                 Patricia M. Hollister
                                                 Chief Financial Officer
                                                 on behalf of the
                                                 Registrant and as
                                                 Principal Financial Officer