Form 10-K
period 2000-08-26
FSI INTERNATIONAL INC
filed 2000-11-21
CIK 841692

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(Mark One)
    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended August 26, 2000

                                       or

    [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to

                         COMMISSION FILE NUMBER 0-17276

                            ------------------------

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

       Registrant's telephone number including area code: (952) 448-5440

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

    Title of each class and name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:
           Common Stock, no par value Preferred Share Purchase Rights

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on November 3, 2000, as reported on the NASDAQ National Market, was approximately $144,673,000. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

     As of November 3, 2000, the registrant had issued and outstanding 25,418,092 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 24, 2001, (the "Proxy Statement") and to be filed within 120 days after the Registrant's fiscal year ended August 26, 2000, are incorporated by reference into Part III of this Form 10-K Report. (The Audit Committee Report, the Compensation Committee Report and the stock performance graph of the Registrant's Proxy Statement are expressly not incorporated by reference herein.)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Report on Form 10-K constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that statute. Such forward-looking statements are based upon current expectations and beliefs and involve numerous risks and uncertainties, both known and unknown, that could cause actual events or results to differ materially from these forward-looking statements. For a discussion of factors that could cause actual results to differ materially from those described in this Form 10-K, see the discussion of risk factors set forth below in Item 7 of this Report. Forward-looking statements in this report are indicated by an asterisk.*

THE COMPANY

     FSI International, Inc., a Minnesota corporation organized in 1973 ("FSI"), designs, develops, manufactures, markets and supports microlithography, spin-on dielectric and surface conditioning equipment used in the fabrication of microelectronics, such as advanced semiconductor devices and thin film heads. We have two divisions, the Surface Conditioning Division ("SCD") and the Microlithography Division ("MLD").

     The Surface Conditioning Division sells and services equipment that uses wet, vapor, cryogenic and other chemistry techniques to clean, strip or etch the surfaces of silicon wafers for subsequent processing. The Microlithography Division supplies photoresist processing equipment and services for the semiconductor and thin film head markets, and deposition equipment and services for spin-on dielectric material applications in the semiconductor market.

     These divisions are supported by a shared services group that provides finance, human resources, information services, marketing services, legal, and other administrative support.

     We market our products directly in North America and market in Europe, Asia Pacific and Japan primarily through two affiliated distributors, Metron Technology B.V. and m-FSI, Ltd. Through these affiliated international distributors we can provide timely and efficient worldwide support.

     Company Strategies

     We have identified five strategic objectives that we began focusing on in fiscal 2001. These objectives represent our one- to five-year plans, and our tactics for fiscal 2001 support one or more of these strategic objectives. The key elements of each are as follows:

     - CUSTOMER SATISFACTION -- This objective includes strategies related to understanding and exceeding customers' expectations. These strategies are designed to create and deploy "information" products, improve customer service support and enhance existing product features. Another aspect of this strategy is to expand our surface conditioning business and product offerings by acquiring or licensing technology from other cleaning companies.

     - GLOBAL INFRASTRUCTURE -- Our objective is to strengthen our sales and service infrastructure in Asia and Europe. This includes increasing our direct presence in foreign markets and highlighting and marketing our environmental, health and safety capabilities.

     - OPERATIONAL EXCELLENCE -- We are focusing on ensuring efficient, lean processes throughout our organization. This entails improving asset utilization, eliminating waste, improving supply chain management and reducing product cost.

     - SUPERIOR WORKFORCE -- This objective focuses on building employee capability and commitment to our organization through improved communications, supervisor development training, succession planning, and better aligning our profit sharing programs with our tactics and strategies.

     - SHAREHOLDER VALUE -- We intend to deliver both a superior and more predictable financial performance. This includes improving our operating return on sales, gross profit margins and shareholder return; maintaining a strong balance sheet; and reducing research and development and sales and general administration expenses as a percent of total sales.

     Acquisition of YieldUP International, Inc.

     On October 20, 1999, we completed the acquisition of YieldUP International Corporation, a publicly held company that designed, developed, manufactured and marketed immersion cleaning, rinsing and drying equipment used in the fabrication of advanced semiconductor devices. Under the terms of the acquisition, YieldUP shareholders received $0.7313 and 0.1567 of a share of our common stock for each share of YieldUP stock. YieldUP option holders received substitute options entitling them to purchase FSI common stock. The acquisition of immersion technology provided us with additional process solutions for the critical cleaning market, the largest market segment in semiconductor cleaning. YieldUP is now operating under the name SCD Mountain View, Inc. ("SCD Mountain View") as part of the Surface Conditioning Division.

     Chemical Management Division Divestiture

     On July 31, 1999, we sold our Chemical Management Division to the BOC Group, Inc., a Delaware corporation ("BOC"), for approximately $38.2 million in cash. We reported a pre-tax gain of approximately $24.8 million and an after-tax gain of $15.9 million. The Chemical Management Division designed and manufactured chemical management systems that generate, blend and dispense high purity chemicals, and blend and deliver slurries to points of use in a manufacturing facility, as well as related controls and support products.

     Under the asset purchase agreement with BOC, we agreed to either retain or indemnify BOC with respect to certain specified obligations and liabilities of the Chemical Management Division.

     Acquisition of Semiconductor Systems, Inc.

     On April 4, 1996, we acquired all of the outstanding capital stock of Semiconductor Systems, Inc. ("SSI"), a supplier of photoresist processing equipment and support, and SSI became our wholly-owned subsidiary. SSI products include the recently introduced CALYPSO(TM) spin-on dielectric system. SSI's operations are part of the Microlithography Division.

INDUSTRY BACKGROUND

     The complex process of fabricating semiconductor devices involves several distinct phases that are repeated numerous times. Because each production phase typically requires different processing technologies and equipment, no one semiconductor equipment supplier currently produces all of the types of tools to equip an entire state-of-the-art fabrication facility. Instead, semiconductor device manufacturers typically equip their facilities by combining manufacturing equipment produced by a number of suppliers. Each piece of equipment performs specific functions in the manufacturing process. A thin film head fabrication process will use many of the same types of manufacturing equipment as the semiconductor manufacturing industry.

     Generally, the need for new processes, larger substrates, and systems capable of manufacturing increasingly complex devices drives demand for new microelectronics manufacturing equipment and processes. Industries that use microelectronics increasingly demand higher performance devices from manufacturers. Over the last decade, device manufacturers have reduced the size and substantially increased the functionality of each device because of technological advances.

     Our business depends upon the microelectronics manufacturers' capital equipment expenditures. Manufacturers' expenditures in turn depend on the current and anticipated market demand for microelectronic devices and products that use microelectronic devices. The microelectronics industry has been cyclical in nature and has experienced periodic downturns. We continue to believe that microelectronics manufacturers are asking equipment suppliers to take an increasingly active role in meeting the manufacturers' technology requirements and cost constraints. Equipment suppliers do this by developing and supporting the products and processes required to fabricate products or devices.

     In addition to rapid technological advances in microelectronics, competitive pressures are also forcing manufacturers to reduce production costs. A typical new fabrication facility is very expensive to build and equip, so manufacturers carefully evaluate individual cost components. Manufacturers increasingly analyze the costs associated with owning and operating each piece of required operating equipment resulting in a figure referred to as the equipment's "cost of ownership." Equipment suppliers now often use this measurement as a means of differentiating themselves from their competition. Another factor enters into this formula as well. To reduce total manufacturing costs and to reduce potential contaminant exposure from one process step to another, manufacturers seek process equipment that can be integrated with other suppliers' equipment. When this strategy is successful, equipment suppliers can offer microelectronics manufacturers a highly automated and integrated processing system.

PRODUCTS

     The mix of products we sell may vary significantly from year to year. The following table sets forth, for the periods indicated, the amount of sales and approximate percentages of our total sales by our principal product lines:

                                                                FISCAL YEAR ENDED
                                        -----------------------------------------------------------------
                                           AUGUST 26,              AUGUST 28,              AUGUST 29,
                                              2000                    1999                    1998
                                        -----------------       -----------------       -----------------
                                                             (DOLLARS IN THOUSANDS)
Microlithography products...........    $ 66,956     30.4%      $ 51,651     45.5%      $ 74,540     46.1%
Surface conditioning products.......     109,603     49.9%        37,416     33.0%        60,197     37.2%
Spare parts and service.............      43,228     19.7%        24,445     21.5%        26,958     16.7%
                                        --------    -----       --------    -----       --------    -----
                                        $219,787    100.0%      $113,512    100.0%      $161,695    100.0%
                                        ========    =====       ========    =====       ========    =====

MICROLITHOGRAPHY PRODUCTS

     Our microlithography products consist of several versions of the POLARIS(R) Cluster and the CALYPSO(TM) Low-K System with Instacure(TM) Module.

     POLARIS Microlithography Clusters These systems perform all photolithography processing steps except exposure. In the cluster, various process modules surround one or two cleanroom-qualified robots in a self-contained process environment. The cluster is configured to match or exceed the throughput capabilities of the integrated exposure tool (stepper). To operate, the robot(s) transport(s) wafers loaded into the cluster's input/output module through the various process modules in a sequence programmed by the operator.

     The POLARIS Cluster offers an alternative to photoresist track or cluster type systems that process wafers according to a pre-established arrangement of the equipment. The cluster provides system flexibility and certain performance advantages over competing systems. It also provides certain reliability and serviceability advantages. The system's highly integrated and automated cluster approach can eliminate the need for a number of complex mechanisms that can impact system reliability.

     POLARIS System process modules can be serviced from outside the tool without disrupting other cluster process operations. When technological advances make it necessary to replace equipment, individual modules can be replaced or modified with an upgraded module without rendering the entire system obsolete.

     In 1999, we introduced the POLARIS 3500 Microlithography Cluster. The 3500 system extends the productivity benefits of the POLARIS 2500 Cluster platform to 300 mm wafer processing. The tool is targeted at 0.15-micron design applications. Each model uses the same kind of wafer handling system, environmental control system and software. Certain process modules were designed for both 200 mm and 300 mm wafers to allow customers to bridge from 200 mm to 300 mm device manufacturing without the need to purchase another complete system.

     The price of the POLARIS Cluster ranges from approximately $1,000,000 to $3,500,000, depending on wafer size, number of modules, and number of robots required. We licensed the original POLARIS cluster technology from Texas Instruments in 1990. Since then, we have made many improvements to the product. See "Patents, Trademarks and Intellectual Property," below.

     CALYPSO(TM) Low-K System with Instacure(TM) Module Based on our POLARIS Cluster platform, the system deposits organic and inorganic low-k dielectric films on semiconductor substrates. Because of its modular architecture, users can extend or adapt to ultra low-k nonporous films for future technology nodes. At the heart of the CALYPSO System is the Instacure Module, a proprietary (patent pending) high-temperature anaerobic bake module that optimizes wafer temperature and oxygen content within the chamber throughout the in-line single wafer curing process. Because the Instacure process eliminates the need for a traditional curing furnace, it reduces cleanroom space requirements, capital and operating costs, power consumption and the risk of damage to wafers. The CALYPSO System can be modified to accommodate both 200 mm and 300 mm wafer processing. The SOD equipment market is still in its infancy stage. Sales of CALYPSO Systems depend on the successful adoption of SOD materials over more common CVD low-k materials. To date, there have been no sales of the CALYPSO System. We expect that we may begin realizing sales during fiscal 2001.* The price of the CALYPSO system ranges from approximately $1,500,000 to $3,500,000 depending on the configuration.

     OrbiTrak(R) and SCORPIO(TM) Microlithography Clusters We have discontinued manufacturing these products acquired in the SSI acquisition, as functions performed by them are being fulfilled by the POLARIS Cluster. We continue to support OrbiTrak and SCORPIO Clusters in the field.

SURFACE CONDITIONING PRODUCTS

     Our surface conditioning products perform cleaning, etching and stripping functions necessary to fabricate microelectronic devices.

     Spray Processing Systems Our spray processing systems, which include the MERCURY(R) and ZETA(R) Surface Conditioning Systems, are sophisticated spray chemistry systems that clean, etch and strip wafers at various stages in the device fabrication process. In the systems, centrifugal spray technology exposes wafers to a programmed, sequenced spray of fresh chemicals inside a closed, nitrogen-filled chamber. Cassettes filled with wafers are loaded into a turntable in the process chamber. Processing chemicals, deionized (DI) water and nitrogen are sequentially dispensed into the chamber through one or more sprayposts mounted in the chamber. As the turntable rotates, nozzles apply a chemical spray to the wafers' surfaces. After chemical application, DI water is sprayed on the wafer surfaces and all process chamber surfaces to remove chemical residues. Centrifugal spinning, combined with a flow of nitrogen into the chamber, then dries the wafers and the chamber. Our spray processing systems include a microprocessor-based controller to program, control and monitor the system's operating functions to ensure precise control and process repeatability.

     In October 1997, we introduced the fully-automated ZETA Surface Conditioning System, a batch spray processor that provides a reliable, automated environment to move wafers to and from the process chamber. This tool's eight-chemical flow system allows for a wide range of chemical blend ratios. Our spray processing systems range in price from $600,000 to $2,500,000.

     To respond to customers who require ozone technology in their device manufacturing processes, we sell an ozone resist stripping and cleaning module for use in our ZETA and MERCURY Systems. Our ozone-based resist stripping and cleaning technologies are based on our patented and patent pending high-concentration ozonated water generation process and dynamic chemical processing. Ozone use in semiconductor processing is attractive because it uses only oxygen and water instead of abrasive and dangerous chemicals, and produces a carbon dioxide by-product. Semiconductor fabs can thus eliminate sulfuric acid in front-end-of-line (FEOL) processing. This lower chemical and water usage adds up to potential process line savings.

     Vapor Processing Systems Our EXCALIBUR(R) 2000 Vapor HF Etching Systems use anhydrous hydrogen fluoride (HF) gas in conjunction with water vapor to perform cleaning steps. The system processes wafers individually, loading them from the wafer carrier into the process chamber by a handler to minimize particle contamination. Vapor HF processing offers these advantages over processing systems using liquid chemicals: increased chemical purity (due in part to its ability to mix chemical gases with water vapor at the point of use); reduced chemical and waste disposal costs; and increased processing capabilities that are technologically possible only with the EXCALIBUR System. This integrated system provides environmental and surface control of the wafer between cleaning and various other process steps that results in reduced contamination and improved yield.

     The EXCALIBUR System ranges in price from $400,000 to $800,000, depending on the model, wafer size, number of process chambers and related electronic control requirements.

     CryoKinetic Processing Systems Through a license agreement with IBM, we manufacture, market, and service products using IBM's cryogenic aerosol cleaning technology. We introduced this technology as the ARIES(R) CryoKinetic Cleaning System in 1996. The system rapidly cools the mixture of inert gases to cryogenic temperatures, forming ultrapure argon/nitrogen crystals. When the frozen gas crystals collide with particles or residues on the wafer surface, they impart sufficient kinetic energy to dislodge contaminants. The gas flow carries contaminants away from the wafer and removes them from the process chamber. This removal process is facilitated by a unique chamber design that prevents contaminants from redepositing on the wafer surface once they are removed. The ARIES System's advantage over conventional aqueous processes is that cryogenic aerosol can remove particles or particulate without undercutting and weakening device structures. ARIES Systems range in price from $1,200,000 to $2,200,000 depending on the number of process chambers and related requirements.

     In 1998, we introduced the ANTARES(TM) Advanced Cleaning System for either 200 mm or 300 mm processing. The system's single-wafer platform can integrate products such as the EXCALIBUR and ARIES Systems. It can mix and match multiple process technologies, and is the platform for future SCD single-wafer technologies. Customers can realize advantages of common spares, improved platform robustness, and higher throughput. ANTARES Systems range in price from $1,400,000 to $2,200,000.

     Immersion Processing Systems With our acquisition of YieldUP International in October 1999, we expanded into immersion processing, allowing us now to offer process solutions for the critical cleaning segment of the surface conditioning market. YieldUP systems incorporate our patented Surface Tension Gradient (STG(TM))drying technology and patented CleanPoint(R) water filtration system. YieldUP's operations were transferred to Chaska, Minnesota in September 2000. Our immersion products include:

     YieldUP(R) 1000 STGTM Rinse Dry Module

     The YieldUP 1000 Module is a small-footprint, stand-alone rinsing and drying system, designed to replace conventional spin rinse dryer technology in semiconductor manufacturing facilities This process can reduce contamination and water spots that can be left by conventional rinsing and drying equipment.

     YieldUP(R) 2000 STGTM Rinse Dry Module

     The YieldUP 2000 Module is an integrated cleaning, rinsing and drying system that uses the same rinse and dry technology as in the YieldUP 1000 system, coupling it with additional cleaning options and system control capabilities. The module is available as a stand-alone system or as an upgrade to an existing wet bench system.

     YieldUP(R) 4000 Immersion Etch System

     The YieldUP 4000 System is a two-chamber etching, rinsing and drying system that provides integrated hydrofluoric acid etching. The YieldUP 4000 System is configured with robotics for wafer cassette handling.

     YieldUP(R) 6200 Immersion Clean System

     The YieldUP 6200 System provides a replacement Standard Clean 1 (SC1), which is a common particle removal chemistry, based on advanced technology that uses only ultra-dilute ammonia gas and DI water. Megasonic energy in the cleaning chamber further improves cleaning performance. The YieldUP 6200 System is used for critical cleaning, especially pre-diffusion, on a variety of substrates. The system is also configured with robotics for wafer cassette handling.

     Immersion system products range in price from $125,000 to $700,000.

SPARE PARTS AND SERVICE

     We sell spare part kits for a number of our products and individual spare part components for our equipment. We also offer product improvements to enable customers to update previously purchased equipment.

     We have customer service and process engineers worldwide, who assist and train customers to perform preventive maintenance on and to service our equipment. They also develop process applications for the equipment. We sell a variety of process, service and maintenance programs. A number of customers have purchased maintenance contracts in which our service employees work at the customer's facility to provide process service and maintenance support for our equipment.

BACKLOG AND SEASONALITY

     Our year-end backlog at fiscal 2000 was $184 million; in fiscal 1999 it was $45 million. Approximately 51% and 42%, respectively, of our backlog at fiscal 2000 and 1999 year-end was comprised of orders from three customers for each year. Texas Instruments, First Silicon and Philips Semiconductor were the top three customers in fiscal 2000 year-end backlog. Texas Instruments, IBM and STMicroelectronics were the top three customers in backlog at the end of 1999. The loss of any of these customers could have a material adverse effect on our operations. Backlog consists of orders with delivery dates within the next 12 months for which a customer's purchase order has been received or a customer purchase order number has been communicated in writing to us. All orders are subject to cancellation by the customer and in some cases a penalty provision may apply to a cancellation.

     In fiscal 2000 and 1999, purchase orders aggregating approximately $5,252,000 and $16,216,000, constituting 2.4% and 14.3% of sales, respectively, were canceled and not rescheduled. Because of the timing and relative size of certain orders received by us and possible changes in delivery schedules and order cancellations, our backlog can vary from time to time so that backlog as of any particular date is not necessarily indicative of actual sales for any subsequent period. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our business is not seasonal to any significant extent.

RESEARCH AND DEVELOPMENT

     We believe that our future success depends in large part on our ability to enhance, in collaboration with our customers and other equipment and materials manufacturers, our existing product lines to meet the changing needs of microelectronics manufacturers. We believe that industry trends, such as the use of smaller circuit geometries, increased use of larger substrates and manufacturers' increased desire for integrated processing equipment, will make highly automated and integrated systems, including single substrate processing systems, more important to customers. For assistance in our development efforts, we maintain relationships with a number of industry professionals, including our customers, who help identify and review industry trends and our development activities to meet the industry's advanced technology needs.

     Our current research and development programs are focused on the need for cleaner substrate surfaces due to smaller geometries, increased process control and flexibility through monitoring and software management systems and process automation, robotics automation in the cleanroom, and integration of FSI's product offerings with other suppliers' processing. Each of these programs involves customer collaboration to ensure proper machine configuration and process development to meet industry requirements.

     We maintain an 8,000-square-foot, state-of-the-art demonstration and process development laboratory at our SCD Division manufacturing facility in Chaska, Minnesota, and a corresponding 2,200-square-foot lab at our MLD Division in Allen, Texas.

     Expenditures for research and development, which are expensed as incurred, during fiscal 2000, 1999 and 1998 were approximately $37,300,000 (exclusive of $6,370,000 of in-process research and development write-off), $31,592,000 and $36,103,000, respectively, and represented 17.0%, 27.8% and 22.3% of sales, respectively.

     We expect to continue to make substantial investments in research and development.* We also recognize the importance of managing product transitions successfully, as the introduction of new products could adversely affect sales of existing products.

MARKETING, SALES AND SUPPORT

     We market our products throughout the world. Our marketing and sales efforts are focused on building long-term relationships with our customers. These efforts are supported by marketing and sales personnel, and process and software engineers that work closely with individual customers to find solutions to their process needs.

     In North America, we market our products through direct sales personnel, located at our Chaska or Allen offices or at regional sales offices, together with product and technical specialists devoted to each of our product lines. These individuals and our engineers work with customers to understand their processing requirements and to configure our equipment to meet those requirements. In addition, as of the end of fiscal 2000, the sales effort was supported by approximately 135 employees and contractors engaged in customer service and support.

     International sales, primarily in Europe and Asia, accounted for approximately 53%, 29% and 39% of total sales for fiscal years 2000, 1999 and 1998, respectively. We own a 20% equity interest in Metron Technology B.V. ("Metron"), a distributor of our products and which has an extensive distribution organization located in Europe, Israel, India, and in the Asia Pacific Region. Entegris, Inc., a manufacturer of plastic injection moldings for the microelectronics industry and a supplier to FSI, also owns a 20% equity interest in Metron. In addition to FSI's products, Metron also sells materials and equipment on behalf of several other semiconductor equipment and consumables manufacturers, including Entegris, Inc.

     We own a 49% equity interest in m-FSI, Ltd. ("m-FSI"), a Japanese joint venture company formed in 1991 with Mitsui & Co., Ltd. and its wholly-owned subsidiary, Chlorine Engineers Corp., Ltd. (collectively, "Mitsui"). Mitsui owns a 51% equity interest in m-FSI. In connection with its formation, we and Mitsui granted m-FSI certain product and technology licenses and product distribution rights.

     The significant majority of our international sales are made to Metron or m-FSI for resale to end users of our products. However, in some cases, we may also sell directly to an international customer, in which case we may pay a commission to our affiliated distributor in connection with the sale. When commissions are taken into account, the international sales to our affiliates are on terms generally no less favorable to us than international sales by us directly to non-affiliates.

MANUFACTURING, RAW MATERIALS AND SUPPLIERS

     We maintain manufacturing facilities in Chaska, Minnesota and Allen, Texas. We typically assemble our products and systems from components and prefabricated parts manufactured and supplied by others, such as process controllers, robots, integrated circuits, power supplies, stainless steel pressure vessels, chamber bowls, valves and relays. Certain of the items manufactured by others are made to our specifications. Typically, final assembly and systems tests are performed by our manufacturing personnel. Quality control is maintained through incoming inspection of components, in-process inspection during equipment assembly, and final inspection and operation of manufactured equipment prior to shipment. We have a company-wide quality program in place and received ISO 9001 certification in 1994.

     Certain of the components and subassemblies included in our products are obtained from a single supplier or a limited group of suppliers to ensure overall quality and delivery timeliness. Although we seek to reduce dependence on sole and limited-source suppliers, disruption or termination of certain of these sources could have a temporary adverse effect on our operations. We believe that alternative sources could be obtained and qualified to supply these products, if necessary, but that production delays would likely occur in some cases.* Further, a prolonged inability to obtain certain components could have an adverse effect on our operating results, delay scheduled deliveries and result in damage to customer relationships.*

COMPETITION

     The global semiconductor industry in which we compete is highly competitive. In each of our markets we face intense competition from established competitors, some of which have substantially greater financial, engineering, research, development, manufacturing, marketing, service and support resources, and greater name recognition than us. To remain competitive, we must maintain a high level of investment in research and development, marketing, and customer service and support, and must also control our operating expenses.* There can be no assurance that we will have sufficient resources to continue to make such investments or that our products will continue to be viewed as competitive as a result of technological advances by competitors or changes in semiconductor processing technology. Our competitors also may increase their efforts to gain and retain market share through competitive pricing, strategic alliances or mergers and acquisitions.* Such competitive pressures may require us to reduce prices or may result in lost orders that could adversely affect our financial results. If our competitors enter into strategic alliances with leading semiconductor manufacturers in the areas of surface conditioning, microlithography or spin-on dielectrics, this could impair our ability to sell our products and adversely affect our operating results.

     As the foundry market has expanded, the construction of new fabrication facilities has increased considerably in the Pacific Rim, especially Taiwan. These Pacific Rim markets are extremely competitive and the semiconductor device manufacturers located there have been very aggressive in seeking price concessions from suppliers. We understand that many companies in this area have technology alliances with established Japanese, U.S. or European semiconductor device manufacturing companies and that a substantial portion of their equipment purchase decisions will be based upon the recommendations of their alliance partners. However, we do not believe any existing government trade restrictions materially limit our ability to compete in the Pacific Rim market.

     We believe that the Japanese equipment companies that we compete with have a competitive advantage because of the dominance of their Japanese customer base. Japanese microelectronics manufacturers have extended their influence outside Japan by licensing products and process technologies to non-Japanese manufacturers. Such licenses can result in a recommendation to use equipment manufactured by Japanese companies. Therefore, we may be at a competitive disadvantage with respect to the Japanese equipment suppliers, who have been engaged for some time in collaborative efforts with Japanese microelectronics manufacturers. Some Japanese equipment manufacturers have established manufacturing operations in the United States, which will enable them to compete more effectively in the United States market. As part of our strategy to strengthen our Japanese presence, we granted m-FSI, a joint venture with Mitsui established in 1991, certain product and technology licenses and product distribution rights in Japan.

     Significant competitive factors in the equipment market include system price, quality, process repeatability, capability and flexibility, ability to integrate with other products, and overall cost of ownership, including reliability, automation, throughput, system price and customer support. We have experienced significant price competition from certain competitors, primarily those in the microlithography market. Although we believe that we have certain technological and other advantages over our competitors, realizing and maintaining such advantages will require a continued high level of investment by us in research and development, marketing, and customer service and support as well as controlling operating expenses. There can be no assurance that we will continue to compete successfully in the future.

     Our competitors differ across our product lines. Our microlithography products compete with products offered by, among others, Dainippon Screen Manufacturing Co. Ltd. (DNS), Silicon Valley Group, Inc., and Tokyo Electron Ltd. (TEL). Our surface conditioning products compete with, among others, DNS, Kaijo Denki, Steag, Sugai/Sankyo Engineering, Semitool, Inc., SCP Global Technologies, and TEL.

CUSTOMERS

     We sell products from one or more of our product lines to most major microelectronics manufacturers. We have an extensive history of sales to several of the largest integrated circuit manufacturers. We have over 100 active customers worldwide.

     STMicroelectronics accounted for approximately 11% of our sales in fiscal 2000 and less than 10% in fiscal 1999 and 1998. Texas Instruments accounted for 15% and 13% of our sales in fiscal 2000 and 1999, respectively, and less than 10% in fiscal 1998. IBM accounted for approximately 24% and 14% of our sales in fiscal 1999 and 1998, respectively, and less than 10% in fiscal 2000. National Semiconductor Corporation accounted for less than 10% of FSI's sales in fiscal 2000 and 1999, and accounted for 12% of our sales in fiscal 1998.

     We have experienced, and expect to continue to experience, fluctuations in our customer mix.* The timing of an order for our equipment is primarily dependent upon the customer's expansion program, replacement needs, or requirements to improve productivity and yields. Consequently, a customer who places significant orders in one year will not necessarily place significant orders in subsequent years.

     Sales to Metron and m-FSI, our international distributors in fiscal 2000, 1999 and 1998, accounted for approximately 46%, 27% and 37%, respectively, of our total sales. Usually these systems are purchased for resale to device manufacturers. In addition, the earnings (losses) received from our equity ownership interest in Metron and m-FSI were approximately $2,047,000 of income in 2000, $1,166,000 of losses in 1999 and $674,000 of income in 1998. The earnings or losses of Metron or m-FSI can significantly affect our financial results. There can be no assurance that we will continue to distribute our products or do so successfully, and in such event our results of operations and earnings could be adversely affected.*

     Under our distribution agreements with Metron, we appointed Metron as distributor for our products in a number of European and Asian countries. The agreements continue until terminated. Either party may terminate the agreements on or after November 19, 2001 by giving one year prior written notice and upon the occurrence of certain events at an earlier date upon one year notice. There is no requirement that Metron purchase a specified amount or percentage of our products under the agreements.

     Under the m-FSI distribution agreement, m-FSI has exclusive distribution rights with respect to certain of our products in Japan. A licensing agreement allows m-FSI to manufacture certain of our products. The agreements may be terminated only upon the occurrence of certain events or conditions. There is no obligation under the distribution agreement for m-FSI to purchase a specified amount or percentage of our products.

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY

     Our success depends upon a variety of factors, including proprietary technology. It is becoming increasingly important to protect our technology by obtaining and enforcing patents. Consequently, we have an active program to file patent applications in the United States and other countries on inventions we consider significant. We also attempt to protect our proprietary information through non-disclosure agreements with our employees and with third parties. We have a number of patents in the United States and other countries, and additional applications are pending. We also possess other proprietary intellectual property, including trademarks, know-how, trade secrets and copyrights.

     There can be no assurance that any of these patents will not be challenged, invalidated or circumvented, or that rights granted by the patents will provide competitive advantages to us. There are no assurances that pending applications will result in patents or that the claims allowed in future patents will be sufficiently broad to protect our technology. The laws of some foreign countries may not permit the protection of our proprietary rights to the same extent as under the laws of the United States. Although we believe that protection afforded by our patents, patent applications, and other intellectual property rights has value, because of rapidly changing technology, our future success is primarily dependent on our employees' engineering, marketing, service, and manufacturing skills.

     In the normal course of business, we from time to time receive and make inquiries about possible patent infringement. In dealing with such inquiries, it may be necessary or useful for us to obtain or grant licenses or other rights. However, there can be no assurance that such license rights will be available to us on commercially reasonable terms, or at all. The inability to obtain certain license or other rights, or to obtain such licenses or rights on favorable terms, or the need to engage in litigation could have a material adverse effect on us. (See also Item 3, "Legal Proceedings.")

     The POLARIS Cluster is offered by us under a non-exclusive license from TI. We have converted the license to a fully paid-up, worldwide license to sell and manufacture the POLARIS Cluster. We also have the non-exclusive right to manufacture and sell related TI modules. The license agreement continues until terminated. It may be terminated by either party upon a breach by the other party, and the failure to cure certain terms of the agreement.

     The ARIES(R) CryoKinetic Cleaning System is offered under license agreements from IBM. The licenses require certain minimum royalties and system-based royalties. Royalties are based on the "royalty portion revenues" of licensed equipment that excludes amounts for freight, taxes, customers' duties, insurance, discounts, and certain equipment not manufactured by us.

     FSI and its wholly owned subsidiaries have approximately 71 patents. Expiration dates range from 2004 to 2018.

EMPLOYEES

     As of August 26, 2000, we had approximately 900 employees. Competition for highly skilled employees is intense. We believe that a great part of our future success depends upon our continued ability to retain and attract qualified employees.* We are not subject to any collective bargaining agreement and have never been subject to a work stoppage. We believe we have good relations with our employees.

ENVIRONMENTAL MATTERS

     We are subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. We believe we are in compliance with these regulations and that we have obtained all necessary environmental permits to conduct our business. These permits generally relate to the disposal of hazardous wastes. If we failed to comply with present or future regulations, fines could be imposed, production could be suspended, or operations could cease. Such regulations could require us to acquire significant equipment or take other actions to comply with environmental regulations at a potentially significant cost to us. If we failed to control the use of, or adequately restrict the discharge or disposal of hazardous substances we could incur future liabilities. (See also Item 3 -- "Legal Proceedings.")

     We believe that compliance with federal, state and local provisions that have been enacted or adopted regulating discharges of materials into the environment, or otherwise relating to the protection of the environment, will not have a material effect upon our capital expenditures, earnings and competitive position.*

INTERNATIONAL SALES

     Our sales for each of the last three fiscal years is disclosed in the financial statements included elsewhere in this Report in Item 8 on page 50.

OTHER RISK FACTORS

     We discuss certain risk factors in the "Risk Factors Section" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this report on pages 25 to 30.

ITEM 2. PROPERTIES

     Our corporate offices are located in Chaska, a suburb of Minneapolis, Minnesota. As of August 26, 2000, we leased approximately 90,000 square feet, in three buildings. The annual net rental cost for these facilities in fiscal 2000 was approximately $448,000. In connection with the sale of the Chemical Management Division to the BOC Group, Inc. ("BOC"), we have extended the current lease for our corporate headquarters by one year. We sub-leased approximately 79,000 square feet of one of our Chaska facilities to BOC for approximately $396,000 in annual rental costs.

     In November 1995, we opened a new 100,000-square-foot manufacturing facility in Chaska, Minnesota, which cost approximately $12.5 million to construct and equip plus an 88,000 square foot, $21.5 million addition in 1997. The facility contains the headquarters for our Surface Conditioning Division and includes research, laboratory and engineering facilities, 40,000 square feet of Class 1,000 and 10,000 cleanroom space; manufacturing support operations and a customer training center.

     In March 1997 a 159,000-square-foot facility in Allen, Texas was completed at a cost of $18.6 million to construct and equip, and contains the Microlithography Division's headquarters and includes manufacturing, engineering, and a research and development laboratory.

     Other U.S. leased locations include a 62,040-square-foot facility in Fremont, California ("SSI") and a 14,370-square-foot facility in Mountain View, California ("SCD Mountain View"). We are consolidating these two facilities and are in the process of vacating the premises and seeking the early termination of these leases.

     We also lease office space for several service or sales and service offices in the United States. Management believes its existing facilities are well maintained and in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

     We generate minor amounts of liquid and solid hazardous waste and use licensed haulers and disposal facilities to ship and dispose of such waste. In the past, we have received notice from state or federal enforcement agencies that we are a potentially responsible party ("PRP") in connection with the investigation of several hazardous waste disposal sites owned and operated by third parties. In each matter, we have elected to participate in settlement offers made to all de minimis parties with respect to such sites. The risk of being named a PRP is that if any of the other PRP's are unable to contribute their proportionate share of the liability, if any, associated with the site, those PRP's that are able could be held financially responsible for the shortfall.

     There has recently been substantial litigation regarding patent and other intellectual property rights in the microelectronics industry. Commercialization of new products or further commercialization of our current products could provoke claims of infringement by third parties. In the future, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to defend us against claimed infringement of the rights of others and to determine the scope and validity of our proprietary rights. Any such litigation could result in substantial costs and diversion of effort by us, which by itself could have a material adverse impact on our financial condition and operating results. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling one or more products, any of which could have a material adverse effect on our financial condition and results of operations.

     Certain of our product lines are intended for use with hazardous chemicals. As a result, we are notified by our customers from time to time of incidents involving our equipment that have resulted in a spill or release of a hazardous chemical. In some cases it may be alleged that we or our equipment are at fault. There can be no assurance that any future litigation resulting from such claims would not have a material adverse effect on our business or financial results.

     In October 1996, Eric C. and Angie L. Hsu (the "plaintiffs") filed a lawsuit in the Superior Court of California, County of Alameda, Southern Division, against Semiconductor Systems, Inc. ("SSI"), a wholly-owned subsidiary of FSI that was acquired in April 1996, and the former shareholders of SSI. In the fall of 1995, pursuant to the Employee Stock Purchase and Shareholder Agreement dated November 30, 1990 between Mr. Hsu and SSI (the "Shareholder Agreement") and in connection with Mr. Hsu's termination of his employment with SSI in August 1995, the former shareholders of SSI purchased the shares of SSI common stock then held by Mr. Hsu. The plaintiffs claimed, among other things, that such purchase breached the Shareholder Agreement and violated the California Corporations Code, breached the fiduciary duty owed plaintiffs by the individual defendants and constituted fraud.

     In September and October of this year, certain of Mr. Hsu's claims were tried to a jury in Alameda County Superior Court in Oakland, California. At the conclusion of the trial, the jury made the following findings. The jury found that SSI breached the Shareholder Agreement between it and Eric Hsu either by allowing the other shareholders to purchase Mr. Hsu's shares or by allowing an untimely purchase of Mr. Hsu's shares and that the damages that resulted were $2.4 million. This finding may allow Mr. Hsu to seek recovery of certain of his attorney's fees. In addition, each of the individual defendant shareholders was found liable for conversion and damages of $4.2 million were awarded. Certain individual defendants were also found to have intentionally interfered with Mr. Hsu's prospective economic advantage and damages of $3.2 million were awarded. Finally, several individual defendants and SSI were found to have violated certain provisions of the California Corporations Code and damages of $2.4 million were awarded. The judge has not yet heard arguments regarding the jury verdict but SSI believes the damages awards will be found to be duplicative and not cumulative and that certain of these damages awards may be subject to reduction, including for among other things, on account of the amount paid to Mr. Hsu in connection with the purchase of his shares.

     Certain equitable claims of Mr. Hsu still must be tried to and decided by the court. For this reason, damages have not yet been allocated among the respective defendants and final judgment has not yet been entered. Once judgment is entered, the matter is appealable and SSI and the individual defendants are likely to appeal the verdict on a variety of grounds. Thus, there is considerable uncertainty as to the ultimate resolution of this matter and the respective liability, if any, of the individual defendants or SSI.

     We, on behalf of SSI, have made a claim with respect to the lawsuit under the escrow created at the time of our acquisition of SSI. The escrow was established to secure certain indemnification obligations of the former shareholders of SSI. The escrow consists of an aggregate of 250,000 shares of our Common Stock paid to the former shareholders of SSI as consideration in the acquisition. There is no cash in the escrow. The former shareholders have agreed to hold FSI and SSI harmless from any claim arising out of any securities transactions between SSI and the shareholders or former shareholders of SSI. The indemnification obligations of the individual SSI shareholders are capped at approximately $4.2 million in the aggregate. Any shares in the escrow returned to FSI to satisfy any indemnification obligations will be valued at $12.125 per share, the per-share price of FSI Common Stock at the time of the SSI acquisition. Depending on the ultimate resolution of the case, it is possible that the escrow and indemnity obligations of the individual shareholders may not be sufficient to fully protect SSI against any judgment that may be entered in the matter.

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

     CFM filed an additional complaint against YieldUP in United States District Court for the District of Delaware on December 30, 1998. The complaint alleged that the cleaning process incorporated in certain of YieldUP's products infringes two patents held by CFM: U.S. Patent Nos. 4,917,123 and 4,778,532. YieldUP plans to vigorously defend its intellectual property rights against any and all claims. FSI believes that the additional CFM patent infringement lawsuit is without merit and that none of YieldUP's technology and products infringes any of the CFM patents asserted in that litigation. FSI believes YieldUP's technology is substantially different from CFM's patented technology. YieldUP has filed an answer to the complaint and a counter claim for non-infringement and invalidity of CFM's patents. CFM is asking for monetary damages and an injunction against YieldUP's use of those products at issue. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. The associated costs may, and an unfavorable adjudication could, have a material adverse impact on FSI.

     On April 4, 2000 the United States District Court for the District of Delaware granted YieldUP's motion for summary judgment that the '123 and '532 patents are invalid. CFM's motion for rehearing has been denied. On July 29, the issue of whether CFM and its inventors had engaged in inequitable conduct in prosecuting the '123 and '532 patents was tried before the court. In early September the parties filed their briefs on the matter of inequitable conduct. The judge has yet to rule on the issue. If the judge finds CFM engaged in inequitable conduct, YieldUP will request the court to order CFM to pay YieldUP's attorneys fees in defending this suit. Once judgment is entered based upon the District Court's granting YieldUP's summary judgment motion, the District Court's order may be appealed by CFM.

     Other than the litigation described above or routine litigation incidental to our business, there is no material litigation to which we are a party or of which any of our property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     There were no matters submitted to a vote of shareholders during the fourth quarter ended August 26, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers are elected by the board of directors, generally for a term of one year, and serve until their successor is elected and qualified. The following table and discussion contains information regarding the current executive officers of FSI.

NAME                                        AGE   POSITION
----                                        ---   --------
Mark A. Ahmann(1).........................  44    Vice President Administration
Arnie M. DeWitt(2)........................  46    Vice President Information Systems
Dean Duffy(3).............................  47    Vice President Sales
Joel A. Elftmann(4).......................  60    Chairman
John C. Ely(5)............................  41    President, Surface Conditioning Division
Patricia M. Hollister(6)..................  40    Chief Financial Officer, Assistant
                                                  Secretary
Luke R. Komarek(7)........................  47    Vice President, General Counsel and
                                                  Secretary
Donald S. Mitchell(8).....................  45    President and Chief Executive Officer
Benno G. Sand(9)..........................  46    Executive Vice President, Business
                                                  Development
Benjamin J. Sloan(10).....................  60    Executive Vice President; President,
                                                    Microlithography Division
Charles R. Wofford(11)....................  67    Vice Chairman

---------------

 (1) Mark Ahmann has been Vice President of Administration since September 2000. He was Vice President, Human Resources from January 1998 until September 2000 and joined the Company in May 1997 as Staff Vice President, Human Resources. From 1988 to 1997 he worked for Aetna, Inc. in a variety of human resources positions in corporate and divisional operations, most recently as Vice President, Human Resources in a project management capacity. Prior to Aetna he worked for Honeywell, Inc. and Northern States Power Company.

 (2) Arnie DeWitt has served as Vice President of Information Systems since January 2000. He joined FSI International in 1996 as the Manager of Information Services. Prior to joining FSI, Arnie worked for 16 years at Cray Research, Inc. in Chippewa Falls, Wisconsin, most recently as Director of Information Systems and Technology.

 (3) Dean Duffy was hired as Vice President of Sales in August 2000. Prior to joining FSI, Duffy was president of TRiMEGA Electronics, L.L.C. in Santa Clara, California, a joint venture of Air Products and Chemicals, Inc. and the Kinetics Group, which provides turnkey capital equipment for gas, chemical and water systems, and consumables to the semiconductor industry. From 1979 to 1999 he was with Air Products, serving five years as director of Air Products Electronics Asia. He also headed an Air Products joint venture to establish cleanroom facilities and helped develop the company's MEGASYS on-site management concept for turnkey systems and operations supply to device manufacturers.

 (4) Joel Elftmann is a co-founder of the Company and has served as a director of the Company since 1973 and as Chairman of the Board since August 1983. From August 1983 to August 1989, and from May 1991 until December 1999, Mr. Elftmann served as Chief Executive Officer of the Company. From 1977 to August 1983, and from May 1991 until December 1999, Mr. Elftmann served as President of the Company. Prior to 1977, Mr. Elftmann was Vice President and General Manager of the Company. Mr. Elftmann is also Chairman of the Supervisory Board of Metron Technology B.V. He also has been a director of Veeco Instruments, Inc. since May 1994.

 (5) John C. Ely was named President of FSI's Surface Conditioning Division in August 2000. Employed at FSI since 1985, John was the Division's Sales/Marketing/Applications Manager since 1997; General Manager, from 1995 to 1997; Product Specialist/Product Manager, from 1989 to 1995; and in direct sales, from 1985 to 1989. Mr. Ely is a director of m#FSI and SCD Mountain View, Inc.

 (6) Patricia Hollister has served as Chief Financial Officer since November 1999 and Chief Financial Officer and Corporate Controller from January 1998 until November 1999. She is also Assistant Secretary. She was Corporate Controller of the Company from March 1995 until January 1998. Prior to this, Ms. Hollister was employed by KPMG LLP in Minneapolis, Minnesota where she served over 12 years on various audit and consulting engagements, most recently as a Senior Manager.

 (7) Luke Komarek joined FSI in June 1995 as Corporate Counsel. He was named General Counsel in October 1996 and made a Staff Vice President in May 1997. In January 1998 he was elected Vice President and General Counsel. He was named Corporate Secretary in January 2000 after being an Assistant Secretary since 1996. Prior to joining FSI, he was at Faegre and Benson for several years, and prior to Faegre, he held legal management positions with Northgate Computer Company and Diversified Energies, Inc.

 (8) Donald S. Mitchell was named Chief Executive Officer and President of FSI in December 1999. From its formation in 1998 until December 1999, he was President of Air Products Electronic Chemicals, Inc., located in Carlsbad, California, a division of Pennsylvania-based Air Products and Chemicals, Inc. From 1991 to 1998 he served as President of Schumacher, a leading global chemical equipment and services supplier to the semiconductor industry. Throughout his career with Schumacher, he held various executive positions, including Vice President of Operations and Vice President of Sales and Marketing. Mr. Mitchell is a director of FSI and m-FSI.

 (9) Benno Sand has served as Executive Vice President, Business Development since January 2000. From January 1998 to December 1999 he was Executive Vice President and Chief Administrative Officer. He served as Executive Vice President and Chief Financial Officer of the Company from January 1992 to January 1998. Mr. Sand served as Vice President, Finance and Chief Financial Officer of the Company from October 1990 until January 1992. He served as Vice President, Finance of the Company from October 1987 until October 1990. Mr. Sand was elected Assistant Secretary of the Company in November 1989 and served as Secretary from November 1990 to December 1999. Mr. Sand is a director of SSI and SCD Mountain View, Inc.

(10) Ben Sloan has served as Executive Vice President and President, Microlithography Division since January 1996. He was also Chief Operating Officer from January 1, 1998 to December 1999. From January 1992 to January 1996, he served as Executive Vice President, Microlithography Division. Prior to that, Dr. Sloan was employed by Texas Instruments in Dallas, Texas where he served over 24 years in various research and development capacities, most recently as Vice President of a semiconductor group of TI and Manager of the Wafer Fabrication Systems Division of TI's Process Automation Center. Dr. Sloan also serves as a director of SSI.

(11) Mr. Wofford has served as a director of the Company since November 1992. He has also been Vice Chairman since February 1996. Since 1998, Mr. Wofford has been on the board of directors of ST Assembly Test Services in Singapore. Since April 1994, Mr. Wofford has been a business and management consultant. From April 1992 to April 1994, he was Chairman of the Board, Chief Executive Officer, and President of the FARR Company, a manufacturer of clean room filtration systems and equipment. Mr. Wofford was President and Chief Executive Officer of the FARR Company from September 1991 to March 1992, and from July 1991 to August 1991 he was President and Chief Operating Officer. From 1958 to 1991, Mr. Wofford held a variety of positions with respect to Texas Instrument's semiconductor operations in the United States, Europe, Asia, and Latin America, including Senior Vice President, Semiconductor Group.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     FSI's common stock is traded on the NASDAQ National Market System (NMS) under the symbol "FSII". The following table sets forth the highest and lowest sale prices at the close of each day, as reported by the NASDAQ-NMS, for the fiscal periods indicated:

                                                             2000              1999
                                                       ----------------   ---------------
                                                        HIGH      LOW      HIGH     LOW
                                                       -------   ------   ------   ------
Fiscal Quarter
  First..............................................  $11.063   $6.188   $9.750   $3.500
  Second.............................................   20.000    9.063   14.313    7.000
  Third..............................................   23.625   11.688   11.375    5.063
  Fourth.............................................   24.000   12.938   10.063    6.125

     There were approximately 750 shareholder accounts of record on October 20, 2000, and an estimated 8,700 shareholders who held the Company common stock in street name.

     FSI has never declared or paid cash dividends on its common stock. FSI currently intends to retain all earnings for use in its business, and does not anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The tables that follow present portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and the related Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K report. The Consolidated Statement of Operations data for the years ended August 26, 2000, August 28, 1999 and August 29, 1998, and the Consolidated Balance Sheet data as of August 26, 2000 and August 28, 1999, are derived from and are qualified in their entirety by our Consolidated Financial Statements that have been audited by KPMG LLP, independent auditors, and are included elsewhere in this Form 10-K report. The Consolidated Statement of Operations data for the years ended August 30, 1997 and August 31, 1996, and the Consolidated Balance Sheet data as of August 29, 1998, August 30, 1997 and August 31, 1996 are derived from our audited consolidated financial statements which do not appear in this report. On October 20, 1999 the Company acquired YieldUP International Corporation (YieldUP). The acquisition has been accounted for as a purchase. Accordingly, the Consolidated Statement of Operations Data includes the results of operations for YieldUP from the acquisition date. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year or fiscal period.

                       SELECTED HISTORICAL FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                               FISCAL YEAR ENDED(1)
                                ----------------------------------------------------------------------------------
                                  AUGUST 26,        AUGUST 28,        AUGUST 29,        AUGUST 30,      AUGUST 31,
                                     2000              1999              1998              1997            1996
                                ---------------   ---------------   ---------------   ---------------   ----------
Statement of Operations Data:
  Sales.......................     $219,787          $113,512          $161,695          $162,888        $233,239
  Gross profit................       80,363            34,812            51,707            62,152         102,604
  Selling, general, and
     administrative
     expenses.................       50,400            37,264            52,103            45,403          49,410
  Research and development
     expenses(2)..............       43,700            31,592            36,102            31,756          33,940
  Operating income (loss).....      (13,737)          (34,044)          (36,498)          (15,007)         19,254
  Equity in earnings (loss) of
     affiliates...............        2,047            (1,166)              674             3,711           5,108
  Net income (loss) from
     continuing operations....     $ (4,143)         $(40,119)         $(21,322)         $ (3,289)       $ 21,473
  Net income (loss) from
     continuing operations per
     share -- Basic...........     $  (0.17)         $  (1.73)         $  (0.94)         $  (0.14)       $   0.97
  Net income (loss) from
     continuing operations per
     share -- Diluted.........     $  (0.17)         $  (1.73)         $  (0.94)         $  (0.14)       $   0.93
  Weighted average common
     shares...................       24,810            23,205            22,801            22,466          22,177
  Weighted average common
     shares and potential
     common shares............       24,810            23,205            22,801            22,466          23,207
Balance Sheet Data:
  Total assets................     $255,937          $242,703          $293,747          $317,738        $283,964
  Total long-term debt........           60            30,063            42,130            42,250             459
  Stockholders' equity........      201,789           176,312           204,376           224,340         218,127
  Dividends...................           --                --                --                --              --

-------------------------
(1) All amounts have been adjusted to reflect the divestiture, effective July 31, 1999, of the Company's Chemical Management Division. See Note 5 of Notes to the Consolidated Financial Statements.

(2) During the first quarter of fiscal 2000, FSI recorded an in-process research and development write-off of $6.4 million related to the YieldUP acquisition. See Note 4 of Notes to Consolidated Financial Statements.

     The quarterly data for the last two fiscal years is as follows:

                                                          QUARTERLY DATA (UNAUDITED)
                                                ----------------------------------------------
                                                  FIRST      SECOND      THIRD        FOURTH
                                                QUARTER(A)   QUARTER   QUARTER(C)   QUARTER(B)
                                                ----------   -------   ----------   ----------
                                                    (IN THOUSANDS, EXCEPT PER-SHARE DATA)
2000
  Sales.......................................   $ 30,907    $45,798    $ 67,747     $75,335
  Gross profit................................     10,109     17,146      26,053      27,055
  Operating income (loss).....................    (15,707)    (3,202)      3,381       1,791
  Net income (loss)(d)........................    (10,624)    (3,088)      3,695       5,474
  Diluted net income (loss) per common
     share....................................   $  (0.44)   $ (0.12)   $   0.14     $  0.21

1999
  Sales.......................................   $ 24,016    $19,147    $ 37,674     $32,675
  Gross profit................................      7,853      5,453      10,566      10,940
  Operating loss..............................     (9,273)    (9,757)     (5,326)     (9,688)
  Net income (loss)(d)........................     (7,078)    (7,574)    (20,387)      4,405
  Diluted net income (loss) per common
     share....................................   $  (0.30)   $ (0.33)   $  (0.88)    $  0.19

-------------------------
(a) During the first quarter of fiscal 2000, FSI recorded an in-process research and development write-off of $6.4 million related to the YieldUP acquisition (see Note 4 to Notes to Consolidated Financial Statements). FSI also recorded a gain of $5.4 million related to the sale of 612,000 of their Metron Shares (see Note 11 to Notes to Consolidated Financial Statements).

(b) During the fourth quarter of fiscal 2000, FSI recorded realignment charges of $4.1 million (see Note 2 to Notes to Consolidated Financial Statements).

(c) During the third quarter of fiscal 1999, FSI recorded a valuation reserve of $16.6 million against deferred taxes (see Note 14 to Notes to Consolidated Financial Statements).

(d) All quarters in fiscal 1999 and the first quarter of fiscal 2000 include net income (loss) from discontinued operations.

     FSI's fiscal quarters are generally 13 weeks, all ending on a Saturday. The fiscal year ends on the last Saturday in August and comprises 52 or 53 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information contained herein, contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include overall general economic conditions; changes in customer capacity requirements and the demand for semiconductors; global trade policies, worldwide political stability, particularly in Asia; the demand and price for semiconductors; the Company's successful execution of internal performance plans; cost reduction efforts; the cyclical nature of the Company's business; volatility of the market for certain products; the timing and success of current and future product and process development programs; performance issues with key suppliers and subcontractors; the transition to 300 mm products; the success of the Company's affiliated distributors; the level of new orders and order delays or cancellations; legal proceedings and the timing and extent of any industry upturn or downturn. In addition, readers are also directed to the Risk Factors discussion found below under "Risk Factors." Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. FSI assumes no obligation to publicly release any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences. Such forward-looking statements are marked with an asterisk (*).

     This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and footnotes thereto appearing elsewhere in this report.

INDUSTRY TRENDS

     The industry appears to be well into its growth cycle. Industry analyst are forecasting 37 percent growth in calendar 2000 followed by 22 percent expected growth in 2001 for global semiconductor sales.* Over the past year, a number of semiconductor manufacturers have increased their equipment spending to add capacity, thus supporting a significant part of the growth in the industry. According to Dataquest, an industry market research firm, (July 2000) equipment spending is forecast to increase 68% in calendar 2000, followed by expected 2001 growth of 30 percent.*

     The Asia Pacific region has experienced the most growth, as foundries are adding capacity very quickly to meet demand. This capacity shortfall exists because semiconductor manufacturers made very little equipment investments during the most recent downturn. Dataquest's July 2000 forecast estimates that, in calendar 2000, of total industry equipment sales, Asia Pacific will spend 36.3% while the US will spend 30.3%.

     In August 2000, the North American Semiconductor equipment companies recorded for the first time in industry history, order levels of approximately $3 billion. This order level is up 92% from August 1999. Also, by August, the North American equipment industry had experienced 18 consecutive months of year-over-year booking growth. By comparison, the last major build cycle of 1992 to 1995 experienced 54 consecutive months of year-over-year order growth. With a strong integrated circuit forecast predicted into 2003 and continued health in end-user markets, industry booking rates should continue to be strong.*

     Of the market segments that FSI participates in, Dataquest's July 2000 forecast estimates 2000 market growth as follows:

     - Photoresist processing -- 40%

     - Surface conditioning -- 33%

     - Spin-on low-K dielectric -- 135%

     This forecast is based on factors such as shrinks, capacity additions and new fabs, acceptance of new materials such as copper and low-k dielectrics, and funding of 300 mm programs.

     Another factor receiving attention within the industry is the issue of reducing chemical consumption to lessen environmental impact. Both industry trade groups and equipment manufactures are seeking the best way to address these environmental concerns.

     FSI anticipates many challenges as industry conditions continue to change with 300 mm wafer fabs coming to fruition, growth concentrating in Asia, and the demand for integrated processes from its customers continuing to increase.

RESULTS OF OPERATIONS

     In fiscal 2000, FSI's revenue nearly doubled with revenue increasing 94% over fiscal 1999. The significant increase in revenues is a result of capacity expansions by our customers due largely to increased device demand.

     During the fourth quarter of fiscal 2000, FSI announced the infrastructure realignment program closing its Mountain View and Fremont, California facilities and the discontinuance of production of the nickel iron-plating product. FSI recorded realignment charges of approximately $4.1 million consisting of approximately $2.1 million of cost of goods sold, $1.3 million of selling, general and administrative expenses and $0.7 million of research and development expenses.

     In addition, in the first quarter of fiscal 2000, FSI recorded a $6.4 million in-process research and development write-off related to the acquisition of YieldUP and a gain of $5.4 million related to the sale of 612,000 shares of its Metron shares.

     Fiscal 1999 was a difficult year as FSI saw its revenue decrease 30% from fiscal 1998. In anticipation of lower revenue, FSI implemented cost reduction measures in October 1998, including an involuntary reduction in force, scheduled plant shutdowns and the delay or cancellation of certain programs. In addition, during the third quarter of 1999, FSI recorded a valuation allowance of $16.6 million against its deferred tax assets.

     During the fourth quarter of fiscal 1998, FSI incurred $11.2 million of charges relating to the realignment of its business due to industry conditions and the length of the industry-downturn. These charges were the result of the reduction in force and related severance costs, additional inventory reserves due to the discontinuation or phasing out of certain product lines, increased allowance for doubtful accounts for customers who previously purchased products which may be impacted by the realignment and charges related to the consolidation of facilities. (See Note 2 of Notes to the Consolidated Financial Statements)

     The following table sets forth, for the fiscal years indicated, certain income and expense items as a percent of total sales:

                                                                   PERCENT OF SALES
                                                              ---------------------------
FISCAL YEARS ENDED                                            2000       1999       1998
------------------                                            -----      -----      -----
Sales.......................................................  100.0%     100.0%     100.0%
Cost of goods sold..........................................   63.4       69.3       68.0
Gross profit................................................   36.6       30.7       32.0
Selling, general and administrative.........................   22.9       32.9       32.3
In-process research and development write-off...............    2.9         --         --
Research and development....................................   17.0       27.8       22.3
Operating loss..............................................   (6.2)     (30.0)     (22.6)
Other income, net...........................................    3.4        0.8        0.7
Loss before income taxes....................................   (2.8)     (29.2)     (21.9)
Income tax (benefit) expense................................     --        5.1       (8.3)
Equity in earnings (losses) of affiliates...................    0.9       (1.0)       0.4
Net loss from continuing operations.........................   (1.9)     (35.3)     (13.2)
Discontinued Operations:
  Net loss from discontinued operations.....................     --       (5.7)      (0.4)
  Loss (gain) on sale of net assets of discontinued
     operations.............................................   (0.2)      14.0         --
                                                              -----      -----      -----
Net loss....................................................   (2.1)%    (27.0)%    (13.6)%
                                                              =====      =====      =====

  SALES

     Sales increased 94% to $219.8 million for the fiscal year ended August 26, 2000 as compared to $113.5 million for the fiscal year ended August 28, 1999. Both the Microlithography and Surface Conditioning Divisions experienced sales increases, with the Surface Conditioning Division having the most significant increase. The overall sales increase is primarily due to the semiconductor manufacturers' increased capital spending as they add capacity to meet customer demand, as well as a broadening customer base and market penetration in Asia.

     Sales decreased 30% to $113.5 million for the fiscal year ended August 28, 1999 as compared to $161.7 million for the fiscal year ended August 29, 1998. The decrease in sales occurred in both the Microlithography and Surface Conditioning product lines. The overall decrease in sales is the result of limited capital expenditures by FSI's customers due to fewer new fabs being constructed and equipped, and a limited number of fab expansions.

     International sales were $116.1 million, $32.8 million and $63.1 million during fiscal 2000, 1999 and 1998, respectively, and represented approximately 53%, 29% and 39% of sales during these periods. International sales are primarily through FSI's affiliates, Metron and m-FSI, and represented approximately 87%, 92% and 95% of international sales during fiscal 2000, 1999 and 1998, respectively. The increase in international sales in fiscal 2000 occurred in all international markets, particularly Europe and Asia. Both divisions experienced an increase in international sales in fiscal 2000 as compared to fiscal 1999. Due to its broader customer base, the Surface Conditioning Division has a higher percentage of international sales than the Microlithography Division. (See Note 18 of the Notes to Consolidated Financial Statements for additional information regarding the Company's international sales.)

     FSI ended the fiscal year with a record backlog of approximately $184 million as compared to $45 million at the end of fiscal 1999. Backlog consists of orders with delivery dates within the next 12 months for which a customer purchase order has been received or a customer purchase order number has been communicated in writing to FSI. Because of the timing and relative size of orders and the possibility of cancellations or customer delays, backlog is not necessarily indicative of sales for future periods. Our book to bill ratio for fiscal 2000 was 1.6, which was above the industry average for the same period.

     Orders for the last two quarters of fiscal 2000 exceeded $100 million per quarter. FSI expects orders for the first quarter of fiscal 2001 to be below this level*. Based upon current backlog, anticipated orders, and delivery schedules, FSI expects fiscal 2001 sales to be considerably above the fiscal 2000 level .* However, due to customer delivery schedules, first quarter of fiscal 2001 is expected to be relatively flat as compared to the fourth quarter of fiscal 2000, but significantly higher than the first quarter of fiscal 2000.* Fiscal 2001 annual sales are expected to exceed $300 million.*

  GROSS PROFIT

     Gross profit, as a percentage of sales for fiscal 2000, was 36.6% as compared to 30.7% for fiscal 1999. The improvement in gross margins for fiscal 2000 as compared to fiscal 1999 is due to higher manufacturing capacity utilization, a stronger mix of higher margin products increased service revenue and cost reduction efforts. The improvement in margin was offset by the higher level of foreign sales, which sales generally have lower margins and also due to increased OEM content in our products. Fiscal 2000 margin was impacted by approximately $2.1 million of reduction in margin related to sales of YieldUP finished goods inventory which was marked up to fair market value at the time of the closing of the YieldUP acquisition. We began recognizing full margins on YieldUP product sales during the fourth quarter of fiscal 2000. Fiscal 2000 gross margin was also impacted by inventory reserves, severance and outplacement costs of approximately $2.1 million related to the infrastructure realignment recorded in the fourth quarter.

     Gross profit, as a percentage of sales for fiscal 1999, was 30.7% as compared to approximately 32.0% for fiscal 1998. The decrease in gross margins for fiscal 1999 as compared to fiscal 1998 was primarily due to fixed excess manufacturing capacity related costs spread over a lower sales level. Gross profit margin for the fourth quarter of fiscal 1998 was significantly reduced due to approximately $8.0 million of additional inventory reserves and severance and outplacement costs associated with a reduction in force. Due to the industry conditions and FSI's realignment, both divisions reviewed their phase-out plans and discontinued products. As a result, the divisions increased their inventory reserves.

     The increase in inventory reserves, net for 1999 and 1998 were $631,000 and $2.6 million, respectively. The larger amount in 1998 was due to the continued downturn in the industry. As the industry conditions started to improve in late fiscal 1999 and during fiscal 2000, the Company has not significantly increased inventory reserves. During fiscal 2000, the Company disposed of $5.0 million of inventory and increased inventory reserves by $1.0 million.

     FSI's gross profit margin may fluctuate as a result of a number of factors, including the mix of products sold as some products have higher margins than others, the proportion of international sales as international sales generally have lower margins, competitive pricing pressures and utilization of manufacturing capacity. Based on the expected increase in sales volume and if FSI is successful with its product cost reduction programs, it is anticipated that gross margins will approach 42% by the fourth quarter of fiscal 2001.*

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative (SG&A) expenses in fiscal 2000 were $50.4 million or 22.9% of sales, as compared to $37.3 million or 32.9% of sales in fiscal 1999 and $52.1 million or 32.3% of sales in fiscal 1998. The decrease in SG&A as a percent of sales is due to higher revenue levels and the Company's emphasis on cost controls. The dollar amount increase is due to realignment costs of $1.3 million, increased depreciation related to the new business system and the amortization of the intangible assets from the YieldUP acquisition. The realignment costs of $1.3 million included $0.2 million write off of the YieldUP assembled workforce intangible, $0.1 million of severance accruals and $1.0 million of fixed asset and lease write-offs. The dollar increase in SG&A for fiscal 2000 as compared to 1999 is also due to increased commissions, incentive compensation and customer service costs as a result of higher sales levels.

     The decrease in SG&A expenses in fiscal 1999, as compared to fiscal 1998, is due to the overall reduction in force and also due to approximately $4.9 million of realignment charges and other one time charges in 1998. The $4.9 million of charges consists of $2.0 million of costs associated with organizational changes announced in December 1997 and the settlement of a patent infringement lawsuit, $1.6 million of costs associated with facilities consolidation, $800,000 of costs associated with increased allowance for doubtful accounts and $500,000 of severance costs and outplacement fees related to the reduction in force.

     FSI expects the amount of SG&A expenses as a percent of sales to decrease in fiscal 2001 to a range of 17.5% to 18.5% due to anticipated higher levels of revenues and various cost containment programs.* Also, FSI will continue investments to expand worldwide sales and support capabilities.* FSI expects the dollar amount of SG&A expenses to slightly increase in the first quarter of fiscal 2001 as compared to the fourth quarter of fiscal 2000 excluding the realignment charges recorded in the fourth quarter of 2000.* The dollar amount of SG&A expenses for fiscal 2001 are expected to increase as compared to fiscal 2000 primarily due to anticipated increases in incentive programs and in customer service costs related to higher sales.*

  RESEARCH AND DEVELOPMENT EXPENSES

     Research and development (R&D) expenses for fiscal 2000 were $37.3 million, or 17.0% of sales, as compared to $31.6 million, or 27.8% of sales, for fiscal 1999 and $36.1 million, or 22.3% of sales, for fiscal 1998. The dollar amount increase for R&D in fiscal 2000 as compared to fiscal 1999 is primarily due to product development on the 300 mm products, the CALYPSO(TM) spin-on dielectric product and other new applications. Fiscal 2000 R&D also included $0.7 million of realignment charges related to the $0.1 million write off of the YieldUP assembled workforce intangible, $0.4 million of severance costs and $0.2 million of fixed asset write-offs.

     FSI incurred an in-process R&D write-off of approximately $6.4 million in the first quarter of fiscal 2000 related to the YieldUP acquisition. As part of the acquisition, the Company acquired projects under development, including the YieldUP 8000 program. The 8000 program is based on core technology that integrates multiple gas-based cleaning capabilities, while also providing for the use of existing liquid based chemical sequencing. In addition, the 8000 program is being designed from the ground up as a modular, multi-tank-cleaning solution designed to replace conventional wet benches for 300 mm applications.

     YieldUP initiated development of the 8000 program in the fourth quarter of 1997. YieldUP had spent approximately 3.3 person-years of effort to date in the development of the 8000 program. At the time of the acquisition YieldUP estimated that it would require an additional 1.8 person-years of effort to get the 8000 program to technological feasibility. At the time of acquisition, the 8000 program was expected to reach a beta version at the beginning of the first quarter of fiscal 2001. However, due to increased demand of the Company's other products, the project was delayed. The 8000 program is expected to reach a beta version by the fourth quarter of 2001. The Company expects to spend another $2.9 million by the end of fourth quarter 2001 to complete the technology.

     In-process research and development was valued by discounting forecasted cash flow directly related to the products expected to result from the subject research and development. In each instance where a developed, core technology is expected to be leveraged, a charge for core technology was deducted from the forecast to provide a fair return on the leveraged technology. The assumed charge for core technology is 2% of revenues on an after-tax basis.

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

     FSI developed a calculation of the value of in-process research and development assets that excludes cash flows attributable to remaining development efforts required to develop the acquired incomplete technology into commercially viable products. The calculation of excluded cash flow was determined by evaluating the costs, development time, and technological complexity required to develop the in-process technology into commercially viable products. At the time of the acquisition, FSI management's estimate was that in-process technology was 65% complete, and the value of the in-process research and development assets as of the valuation date was estimated at $6.4 million.

     The 8000 program represents a high-risk in-process technology asset since the 8000 program is based on an entirely new platform from FSI's current products. Certain technology developed by YieldUP for the 8000 program is revolutionary as the 8000 program represents FSI's first attempt to integrate both multiple gas-based cleaning technologies and gas-based drying technology within a modular 300 mm configuration design with a low cost of ownership. Some of this technical risk is moderated by the project's later stage of development.

     Market research indicates that there could be significant demand for a fully integrated wafer cleaning solution, such as the 8000 program.* However, FSI is a new entrant in the wet bench market and may face significant competition from more established players.

     Therefore, an unusual charge of approximately $6.4 million is reflected in the income statement of FSI in the first quarter of 2000 due to the immediate write-off of in-process research and development. At the effective date, the technological feasibility of the acquired technology had not been established and the technology had no alternative uses.

     FSI's average investment on new product and process development programs as a percent of total revenues has been 22.4% for the past three years. FSI expects R&D expense as a percentage of sales to decrease in fiscal 2001 to a range of 13 to 14% as compared to 2000.* However, the dollar amount in fiscal 2001 is expected to increase from the fiscal 2000 level.* FSI will continue to remain focused on critical technologies and strategically invest its R&D dollars, specifically in the immersion technology for Surface Conditioning products, the CALYPSO(TM) the spin-on dielectric product, and 300-mm products for both resist processing and surface conditioning.* FSI expects R&D expenses to increase in the first quarter of fiscal 2001 as compared to the fourth quarter of 2000.*

     During fiscal years 2000, 1999 and 1998, FSI recognized approximately $42,000, $8,000 and $1,919,000, respectively, of third party funding as reductions in research and development expenses.

  OTHER INCOME (EXPENSE), NET

     Other income (expense), net was approximately $7.5 million of income, or 3.4% of sales, for fiscal 2000 as compared to $936,000 of income, or 0.8% of sales, for fiscal 1999 and $1.2 million of income, or 0.7% of sales for fiscal 1998.

     The increase in amounts for fiscal 2000 as compared to fiscal 1999 is due to the $5.4 million gain recognized on the sale of approximately 612,000 shares of Metron Technology's (our affiliate) stock in its initial public offering during the first quarter. Additionally, the increase in fiscal 2000 is due to reduced interest expense as a result of the debt repayment offset by reduced interest income due to lower cash and cash equivalents and marketable securities amounts.

     The overall change for fiscal 1999 as compared to 1998 is due to an additional expense of approximately $690,000 associated with the make-whole penalties related to the repayment of certain senior unsecured notes that were scheduled to mature through 2004.

     Interest expense is expected to be minimal for FSI in fiscal year 2001.* Interest income is expected to be $500,000 to $700,000 during the first quarter of fiscal 2001, depending upon the level of investments and the interest rates.* It is anticipated that quarterly interest income will increase during fiscal 2001 if the Company generates cash flow from operations as expected.*

  INCOME TAX (BENEFIT) EXPENSE

     The Company had no tax benefit or expense during fiscal year 2000 as a result of its recent losses.

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

     FSI does not expect to record any tax benefit or expense in the future until the Company is consistently profitable on a quarterly basis.* FSI's deferred tax assets on the balance sheet as of August 26, 2000 have been fully reserved with a valuation allowance.

  EQUITY IN EARNINGS (LOSSES) OF AFFILIATES

     Equity in earnings (losses) of affiliates was approximately $2.0 million of income for fiscal 2000, $1.2 million of losses for fiscal 1999 and $674,000 of income for fiscal 1998. The income in fiscal 2000 is due to improved operations at both affiliates. The loss in fiscal 1999 as compared to the income in 1998 is due to losses or lower earnings at both affiliates, Metron Technology N.V. and m-FSI, Ltd.

     FSI is expecting continued improvement in financial performance for both affiliates in fiscal 2001 with equity in earnings of affiliates to range from $500,000 to $1.0 million each quarter.*

LIQUIDITY AND CAPITAL RESOURCES

     FSI's cash, cash equivalents and marketable securities were approximately $42.2 million as of August 26, 2000, a decrease of $47.8 million from the end of fiscal 1999. The decrease in cash, cash equivalents and marketable securities is due to approximately $15.8 million in cash flow used to fund operations and approximately $30 million used to repay long-term debt. In addition, during the first quarter of fiscal 2000, the Company made $6.1 million in payments to YieldUP shareholders as part of the acquisition consideration and received cash proceeds of $7.4 million from the sale of Metron Technology stock.

     Accounts receivable increased $25.2 million from the end of fiscal 1999 including an increase in accounts receivable from affiliates of $17.8 million. The increase in accounts receivable was due to the increase in sales in fiscal 2000 as compared to fiscal 1999 and the higher mix of foreign sales as the collection period is generally longer for foreign accounts receivable.

     Inventory increased approximately $17.9 million to $50.8 million at the end of fiscal 2000, as compared to $32.9 million at the end of fiscal 1999. The increase in inventory was primarily in work-in-process and raw materials as we purchased materials to support the higher order activity. As of August 26, 2000, FSI's current ratio was 2.8 to 1.0 and working capital was $99.1 million.

     Acquisitions of property, plant and equipment were $7.1 million, $11.8 million and $7.0 million in fiscal 2000, 1999 and 1998, respectively. FSI expects capital expenditures to be between $11 and $13 million in fiscal 2001.* Depreciation and amortization for fiscal 2001 is expected to be approximately $18 million.*

     On September 3, 1999, FSI completed the repayment of its senior unsecured notes. The notes consisted of $30 million of 7.15% senior unsecured notes due to mature in 2004 which were paid off in September and $12 million of 7.27% senior unsecured notes due to mature in 2006 which were paid off prior to fiscal 1999 year-end. At the time of the prepayment, certain lenders had claimed that FSI was in default under certain covenants contained in the note agreements. These claims were waived in connection with the repayment. FSI's long-term debt, including current maturities, remaining after the pay-off of its unsecured notes is approximately $60,000 related to capital leases.

     FSI believes that with existing cash, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet FSI's currently projected working capital and other cash requirements through at least mid fiscal 2002*.

     FSI believes that success in its industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of FSI's strategic objectives is, as market and business conditions warrant, consider divestitures, investments or acquisitions of businesses, products or technologies particularly those that are complementary to our surface conditioning business.* FSI may affect additional equity or debt financing to fund such activities.* The sale of additional equity or debt securities could result in additional dilution to FSI's shareholders.*

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes appropriate accounting for derivative instruments and hedging activities. SFAS No. 133 must be adopted for financial statements issued for fiscal years beginning after June 15, 2000. FSI will adopt SFAS No. 133 in fiscal 2001. The impact of the adoption of SFAS No. 133 is not expected to have a material impact on FSI's financial statements although, equity in earnings of affiliates may be more volatile due to their international operations.*

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. The Company is evaluating various practical implementation considerations. Changes in our revenue recognition policy resulting from the interpretation of SAB 101, to the extent applicable, would be effective in the fourth quarter of fiscal 2001. Management believes that SAB 101, to the extent applicable to us, will not affect the underlying strength or weakness of our business operations as measured by the dollar value of our product shipments and cash flows.*

RISK FACTORS

     Due to the nature of business and the industry in which we operate the following risk factors should be considered in addition to others described above. Our business faces significant risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently believe are immaterial. If any of the events or circumstances described in the following risks occurs, our business, operating results or financial condition could be materially adversely affected. These risks should be read in conjunction with the other information set forth in this report.

     BECAUSE OUR BUSINESS DEPENDS ON THE AMOUNT THAT MANUFACTURERS OF MICROELECTRONICS SPEND ON CAPITAL EQUIPMENT, DOWNTURNS IN THE MICROELECTRONICS INDUSTRY MAY ADVERSELY AFFECT OUR RESULTS.

     The microelectronics industry experiences periodic slowdowns, which may have a negative effect on our sales and operating results. Our business depends on the amount that manufacturers of microelectronics spend on capital equipment. The amount they spend on capital equipment depends on the existing and expected demand for semiconductor devices and products that use semiconductor devices. The microelectronics industry has experienced alternating upturns and downturns in business activity. When this occurs, some semiconductor manufacturers experience lower demand and increased pricing pressure for their products. As a result, they are likely to purchase less semiconductor processing equipment and have sometimes delayed making decisions to purchase capital equipment. In some cases, semiconductor manufacturers have cancelled or delayed orders for our products.

     IF WE DO NOT CONTINUE TO DEVELOP NEW PRODUCTS, WE WILL NOT BE ABLE TO COMPETE EFFECTIVELY.

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

     - Market and sell our products effectively; and

     - Introduce our new products in a way that does not reduce sales of our existing products

     FUTURE ACQUISITIONS MAY DILUTE OUR STOCKHOLDERS' OWNERSHIP INTERESTS AND HAVE OTHER ADVERSE CONSEQUENCES.

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

     - Difficulties in absorbing the new business, product line, or technology

     - Diversion of management's attention from other business concerns

     - Entering new markets in which we have little or no experience

     - Possible loss of key employees of the acquired business

     BECAUSE OF THE VOLATILITY OF OUR STOCK PRICE, THE ABILITY TO TRADE FSI SHARES MAY BE ADVERSELY AFFECTED AND OUR ABILITY TO RAISE CAPITAL THROUGH FUTURE EQUITY FINANCING MAY BE REDUCED.

     The price of our stock has been volatile in the past and may continue to be so in the future. In the 2000 fiscal year, for example, our stock price ranged from $6.19 to $24.00 per share.

     The trading price of our common shares is subject to wide fluctuations in response to various factors, some of which are beyond our control, including factors discussed elsewhere in this report and the following:

     - Failure to meet the published expectations of securities analysts for a given quarterly period

     - Changes in financial estimates by securities analysts

     - Press releases or announcements by or changes in market values of comparable companies

     - Stock market price and volume fluctuations, which is particularly common among securities of high technology companies

     - Stock market price and volume fluctuations attributable to inconsistent trading volume levels

     - Additions or departures of key personnel; and

     - Involvement in litigation

     The prices of technology stocks, including ours, have been particularly affected by extreme fluctuations in price and volume in the stock market generally. These fluctuations have often been unrelated to the operating performance of the companies whose stock is traded. These broad stock market fluctuations may have a negative effect on our future stock price.

     In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. To date we have not been subject to such claims, however we may in the future be the target of this type of litigation. Securities litigation may result in substantial costs and divert management's attention and resources, which can seriously harm our business.

     BECAUSE OUR QUARTERLY OPERATING RESULTS ARE VOLATILE, OUR STOCK PRICE COULD DECREASE.

     In the past, our operating results have fluctuated from quarter to quarter and are likely to do so in the future. These fluctuations may have a significant impact on our stock price. The reasons for the fluctuations in our operating results, such as sales, gross profits, and net income, include:

     - The Timing of Significant Customer Orders and Customer Spending
       Patterns. During industry downturns, our customers may ask us to delay or even cancel the shipment of previously firm orders. Delays and cancellations may adversely affect our operating results in any particular quarter if we are unable to recognize revenue for particular sales in the quarter in which those sales were expected.

     - The Timing of New Product and Service Announcements By Us or Our Competitors. New product announcements by us and our competitors could cause our customers to delay a purchase or to decide to purchase products of one of our competitors which would adversely affect our revenue and, therefore, our results of operations. New product announcements by others may make it necessary for us to reduce prices on our products or offer more service options, which could adversely impact operating margins and net income.

     - The Mix of Products Sold and the Market Acceptance of Our New Product Lines. The mix of products we sell varies from period to period, and because margins vary among or within different product lines, this can adversely affect our results of operations. If we fail to sell our products which generate higher margins, our average gross margins may be lower than expected. If we fail to sell our new product lines, our revenue may be lower than expected.

     - General Global Economic Conditions or Economic Conditions in a Particular Region. When economic conditions in a region or worldwide worsen, customers may delay or cancel their orders. There may also be an increase in the time it takes to collect from our customers or even outright defaults in payments. This can negatively affect our cash flow and our results.

     As a result of the factors listed above, our future operating results are difficult to predict. Further, we base our current and future expense plans in significant part on our expectations of our longer-term future revenue. As a result, we expect our expense levels to be relatively fixed in the short-run. An unanticipated decline in revenue for a particular quarter may disproportionately affect our net income in that quarter. If our revenue is below our projections, then our operating results will also be below expectations and, as we have in the past, we may even have losses in the short-run. Any one of the factors listed above, or a combination thereof, could adversely affect our quarterly results of operations, and consequently may cause a decline in our share price.

     BECAUSE INTERNATIONAL SALES ARE IMPORTANT TO US, AND BECAUSE MOST OF OUR INTERNATIONAL SALES ARE THROUGH OUR AFFILIATED DISTRIBUTORS, REDUCTIONS IN THE SALES EFFORTS OF THESE AFFILIATES COULD ADVERSELY AFFECT OUR RESULTS.

     The profits or losses of our affiliated distributors, Metron Technology B.V. and m-FSI Ltd., can also significantly affect our financial results. We make most of our international sales through these affiliated distributors. As of August 26, 2000 we have a 20.4% ownership interest in Metron and a 49% interest in m-FSI. Fiscal 2000 sales through m-FSI were $11.1 million or 5.1% of our total sales. Fiscal 2000 sales through Metron were $89.7 million or 40.8% of our total sales. In addition, these affiliates also provide service and support to many of our international customers. Metron and m-FSI also distribute or sell products for companies other than us. It could have a negative effect on our operating results if either of these affiliates reduced its sales efforts, lost the business of a significant company for which it distributes or sells products, lost a significant customer, or otherwise became less financially viable.

     We cannot guarantee that Metron or m-FSI will continue to successfully distribute our products or the products of other companies. The failure of Metron or m-FSI to do so could have a significant negative effect on our results of operations.

     CHANGES IN DEMAND CAUSED BY FLUCTUATIONS IN INTEREST AND CURRENCY EXCHANGE RATES MAY REDUCE OUR INTERNATIONAL SALES.

     Almost all of our direct international sales are denominated in U.S. dollars. Nonetheless, changes in demand caused by fluctuations in interest and currency exchange rates may affect our international sales. Most of our international sales, however, are through our affiliated distributors. Metron's sales of our products and other companies' products are primarily denominated in U.S. dollars, but its expenses are generally denominated in foreign currencies. Accordingly, fluctuations in interest and currency exchange rates may affect Metron's financial results. Sales for m-FSI are denominated in yen. As a result, U.S. dollar/yen exchange rates may affect our equity interest in m-FSI's earnings.

     Metron and m-FSI sometimes engage in so-called "hedging" or risk-reducing transactions to try to limit the negative effects that the devaluation of foreign currencies relative to the U.S. dollar could have on operating results. They will do so if a sale denominated in a foreign currency is sufficiently large to justify the costs of hedging. To hedge a sale, Metron or m-FSI will typically commit to buy U.S. dollars and sell the foreign currency at a given price at a future date. If the customer cancels the sale, Metron or m-FSI may be forced to buy U.S. dollars and sell the foreign currency at market rates to meet its hedging obligations and may incur a loss in doing so. To date, the hedging activities of Metron and m-FSI have not had any significant negative effect on us. The adoption of SFAS 133 by Metron and m-FSI may cause more volatility in our equity in earnings of affiliates.*

     BECAUSE OF THE NEED TO MEET AND COMPLY WITH NUMEROUS FOREIGN REGULATIONS AND POLICIES, THE CHANGEABILITY OF THE POLITICAL AND ECONOMIC ENVIRONMENTS IN FOREIGN JURISDICTIONS AND THE DIFFICULTY OF MANAGING BUSINESS OVERSEAS, WE MAY NOT BE ABLE TO SUSTAIN OUR HISTORICAL LEVEL OF INTERNATIONAL SALES.

     We and our affiliates operate in a global market. In fiscal 2000, approximately 53% of our sales revenue derived from sales outside the United States. In fiscal 1999, this figure was 29%, and in fiscal 1998 it was 39%. These figures include sales through Metron and m-FSI, which accounted for 87% of international sales in 2000, 92% in 1999 and 95% in 1998. We expect that international sales will continue to represent a significant portion of total sales. Sales to customers outside the United States involve a number of risks, including the following:

     - Imposition of government controls

     - Compliance with U.S. export laws and foreign laws

     - Political and economic instability

     - Trade restrictions

     - Changes in taxes and tariffs

     - Longer payment cycles

     - Difficulty of administering business overseas; and

     - General economic conditions

     In particular, the Japanese and Asia Pacific markets are extremely competitive. The semiconductor device manufacturers located there are very aggressive in seeking price concessions from suppliers, including equipment manufacturers like us. In fiscal 2000, approximately 25% of our international sales were attributable to these markets.

     We seek to meet technical standards imposed by foreign regulatory bodies. However, we cannot guarantee that we will be able to comply with those standards in the future. Any failure by us to design products to comply with foreign standards could have a significant negative impact on us.

     BECAUSE OF THE SIGNIFICANT FINANCIAL RESOURCES NEEDED TO OFFER A BROAD RANGE OF PRODUCTS, TO MAINTAIN CUSTOMER SERVICE AND SUPPORT AND TO INVEST IN RESEARCH AND DEVELOPMENT, WE MAY BE UNABLE TO COMPETE WITH LARGER, BETTER ESTABLISHED COMPETITORS.

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

     BECAUSE WE DO NOT HAVE LONG-TERM SALES COMMITMENTS WITH OUR CUSTOMERS, IF THESE CUSTOMERS DECIDE TO REDUCE, DELAY OR CANCEL ORDERS OR CHOOSE TO DEAL WITH OUR COMPETITORS, THEN OUR RESULTS WILL BE ADVERSELY AFFECTED.

     If our significant customers, including IBM, Texas Instruments, STMicroelectronics, 1st Silicon or Seagate Technology, reduce, delay, or cancel orders, then our operating results could suffer. Our largest customers have changed from year to year. Sales to FSI's top five customers accounted for approximately 45%, 49% and 41% of total sales in fiscal 2000, 1999 and 1998, respectively. STMicroelectronics represented 11% of revenues in fiscal 2000. Texas Instruments accounted for 15% of revenues in fiscal 2000 and 13% of revenues during fiscal 1999. IBM accounted for 24% of revenues during fiscal 1999 and 14% of revenues during fiscal 1998. National Semiconductor accounted for 12% of revenues in fiscal 1998. We currently have no long-term sales commitments with any of our customers. Instead, we generally make sales under purchase orders. Our backlog at August 26, 2000 was $184 million of which 51% was comprised of orders from three customers. As of August 26, 2000 we had received approximately $48 million in orders from two customers that are scheduled to ship in fiscal 2002 and 2003. All orders are subject to cancellation or delay by the customer.

     BECAUSE WE RETAINED CERTAIN LIABILITIES FROM THE DIVESTITURE OF THE CHEMICAL MANAGEMENT DIVISION OR AGREED TO INDEMNIFY BOC WITH RESPECT TO SPECIFIED OBLIGATIONS AND LIABILITIES, WE MAY EXPERIENCE CHARGES IN EXCESS OF THE RESERVES ESTABLISHED AT THE TIME OF THE DIVESTITURE WHICH COULD NEGATIVELY IMPACT RESULTS FROM OPERATIONS.

     In connection with the divestiture of the Chemical Management Division, we retained certain liabilities and agreed to indemnify BOC with respect to certain specified obligations and liabilities. During the first quarter of 2000, FSI continued to negotiate the final closing balance sheet for the CMD divestiture to BOC. Upon the completion of those negotiations, FSI established an additional $400,000 accrual for expected costs associated with completing two projects that were in process when BOC purchased the division. During the second quarter, the parties settled on a final closing balance sheet and no additional reserves were recorded. If we experience liabilities or charges in excess of established reserves and it is ultimately determined that an adjustment in favor of BOC is warranted, our results of operations could be adversely impacted due to additional costs associated with those reserves or the request to return to BOC a portion of the purchase price because of such adjustments.

     IT MAY BE DIFFICULT FOR US TO COMPETE WITH STRONGER COMPETITORS RESULTING FROM INDUSTRY CONSOLIDATION.

     In the past several years, we have seen a trend toward consolidation in the microelectronics equipment industry We expect the trend toward consolidation to continue as companies seek to strengthen or maintain their market positions in a rapidly changing industry. We believe that industry consolidations may result in competitors that are better able to compete. This could have a significant negative impact on our business, operating results, and financial condition

     BECAUSE WE DEPEND UPON OUR MANAGEMENT AND TECHNICAL PERSONNEL FOR OUR SUCCESS, THE LOSS OF KEY PERSONNEL COULD PLACE US AT A COMPETITIVE DISADVANTAGE.

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

     OUR EMPLOYMENT COSTS IN THE SHORT-TERM ARE TO A LARGE EXTENT FIXED, AND THEREFORE ANY UNEXPECTED REVENUE SHORTFALL COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     Our operating expense levels are based in significant part on our head count, which is generally driven by longer-term revenue goals. For a variety of reasons, particularly the high cost and disruption of lay-offs and the costs of recruiting and training, our head count in the short-term is, to a large extent, fixed. Accordingly, we may be unable to reduce employment costs in a timely manner to compensate for any unexpected revenue or gross margin shortfall, which could have a material adverse effect on our operating results.

     BECAUSE OUR INTELLECTUAL PROPERTY IS IMPORTANT TO OUR SUCCESS, THE LOSS OR DIMINUTION OF OUR INTELLECTUAL PROPERTY RIGHTS THROUGH LEGAL CHALLENGE BY OTHERS OR FROM INDEPENDENT DEVELOPMENT BY OTHERS, COULD ADVERSELY AFFECT OUR BUSINESS.

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

     OUR SALES CYCLE IS LONG AND UNPREDICTABLE, WHICH COULD REQUIRE US TO INCUR HIGH SALES AND MARKETING EXPENSES WITH NO ASSURANCE THAT A SALE WILL RESULT.

     Sales cycles for some of our products can run as long as 12 to 18 months. As a result, we may not recognize revenue from efforts to sell particular products for extended periods of time. We believe that the length of the sales cycle may increase as some current and potential customers centralize purchasing decisions into one decision-making entity. We expect this may intensify the evaluation process and require us to make additional sales and marketing expenditures with no assurance that a sale will result.

     WE DO NOT INTEND TO PAY DIVIDENDS.

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

     ADOPTION OF THE COMMON EUROPEAN CURRENCY MAY ADVERSELY AFFECT US AND OUR AFFILIATED DISTRIBUTORS BY REQUIRING SYSTEMS MODIFICATIONS AND POSSIBLY INCREASING THEIR CURRENCY EXCHANGE RISKS.

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

     SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

     Some of the statements under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this report are "forward-looking statements." These statements involve known and unknown risks, uncertainties, and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are listed under "Risk Factors" and elsewhere in this report.

     In some cases, you can identify forward-looking statements by terminology such as "expects," "anticipates," "intends," "may," "should," "plans," "believes," "seeks," "estimates," "could," would" or the negative of such terms or other comparable terminology.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. As of August 26, 2000 our investments in affiliates include a 20.4% interest in Metron Technology (Metron) and a 49% interest in m-FSI Ltd. Metron operates mainly in Europe, Asia Pacific and the United States. m-FSI Ltd. operates in Japan. Approximately 89% of fiscal 2000 sales to affiliates were to Metron. We denominate all U.S. export sales in U.S. dollars.

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

     We do not have significant exposure to changing interest rates as all material outstanding debt was repaid on September 3, 1999 and all marketable securities consist of debt instruments, 100% of which mature within one year. As of year-end, amortized cost approximates market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact of a 1% change in short-term interest rates would be approximately $400,000 based on cash, cash equivalents and marketable security balances as of August 26, 2000.

     Our investment in our affiliate, Metron, is accounted for by the equity method of accounting and has a carrying value on the balance sheet of approximately $14.8 million. The fair value of Metron is subject to stock market fluctuations. Based on the closing stock price of Metron of $12.31 per share on August 25, 2000, the fair value of our investment in Metron, was approximately $33.1 million. The stock price of Metron ranged from $6.63 to $36.00 per share during fiscal 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     FSI INTERNATIONAL, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        YEARS ENDED AUGUST 26, 2000, AUGUST 28, 1999 AND AUGUST 29, 1998

                                                           2000           1999           1998
                                                       ------------   ------------   ------------
Sales (including sales to affiliates of $100,855,000,
  $30,192,000 and $60,050,000, respectively).........  $219,786,607   $113,512,360   $161,695,114
Cost of goods sold...................................   139,423,904     78,700,362    109,987,687
                                                       ------------   ------------   ------------
          Gross profit...............................    80,362,703     34,811,998     51,707,427
Selling, general and administrative expenses.........    50,400,255     37,263,717     52,102,864
In-process research and development write-off........     6,370,000             --             --
Research and development expenses....................    37,329,873     31,592,243     36,102,507
                                                       ------------   ------------   ------------
          Operating loss.............................   (13,737,425)   (34,043,962)   (36,497,944)
Gain on sale of investment in affiliates.............     5,409,744             --             --
Interest expense.....................................      (378,504)    (3,766,883)    (3,189,390)
Interest income......................................     2,445,693      4,630,156      4,774,458
Other income (expense), net..........................        69,883         72,895       (412,439)
                                                       ------------   ------------   ------------
          Loss before income taxes...................    (6,190,609)   (33,107,794)   (35,325,315)
Income tax expense (benefit).........................            --      5,844,990    (13,328,959)
                                                       ------------   ------------   ------------
Loss before equity in earnings (losses) of
  affiliates.........................................    (6,190,609)   (38,952,784)   (21,996,356)
Equity in earnings (losses) of affiliates............     2,047,499     (1,165,931)       674,274
                                                       ------------   ------------   ------------
          Net loss from continuing operations........    (4,143,110)   (40,118,715)   (21,322,082)
Discontinued operations:
  Net loss from discontinued operations..............            --     (6,422,864)      (630,009)
  Gain (loss) on sale of net assets of discontinued
     operations, net of $8,886,000 of taxes in
     1999............................................      (400,000)    15,907,271             --
                                                       ------------   ------------   ------------
          Net loss...................................  $ (4,543,110)  $(30,634,308)  $(21,952,091)
                                                       ============   ============   ============
  Net (loss) income per common share -- Basic
     Continuing operations...........................  $      (0.17)  $      (1.73)  $      (0.94)
     Discontinued operations.........................  $      (0.01)  $       0.41   $      (0.02)
                                                       ------------   ------------   ------------
          Net (loss) income..........................  $      (0.18)  $      (1.32)  $      (0.96)
                                                       ============   ============   ============
  Net (loss) income per common share -- Diluted
     Continuing operations...........................  $      (0.17)  $      (1.73)  $      (0.94)
     Discontinued operations.........................  $      (0.01)  $       0.41   $      (0.02)
                                                       ------------   ------------   ------------
          Net (loss) income..........................  $      (0.18)  $      (1.32)  $      (0.96)
                                                       ============   ============   ============
Weighted average common shares.......................    24,810,200     23,204,706     22,801,415
Weighted average common and potential common
  shares.............................................    24,810,200     23,204,706     22,801,415

   The accompanying notes are an integral part of the consolidated financial statements.

                     FSI INTERNATIONAL, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                               AUGUST 26,     AUGUST 28,
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 34,637,974   $ 62,326,355
  Marketable securities.....................................     7,565,222     27,671,653
  Trade accounts receivable, less allowance for doubtful
     accounts of $3,229,000 and $2,578,000, respectively....    25,054,782     17,662,389
  Trade accounts receivable from affiliates.................    30,421,899     12,659,778
  Inventories...............................................    50,809,885     32,911,669
  Refundable income taxes...................................            --        160,915
  Prepaid expenses and other current assets.................     4,703,050      5,568,093
                                                              ------------   ------------
          Total current assets..............................   153,192,812    158,960,852
Property, plant and equipment, net..........................    59,489,427     64,091,223
Investment in affiliates....................................    19,628,072     14,177,866
Intangible assets...........................................    19,604,070      2,000,000
Deposits and other assets...................................     4,023,087      3,473,280
                                                              ------------   ------------
                                                              $255,937,468   $242,703,221
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................  $     18,997   $ 30,059,696
  Trade accounts payable....................................    18,974,502     14,956,324
  Accrued expenses..........................................    24,902,722     15,380,136
  Customer deposits.........................................            --        453,198
  Deferred revenue..........................................    10,211,208      5,538,705
                                                              ------------   ------------
          Total current liabilities.........................    54,107,429     66,388,059
Long-term debt, less current maturities.....................        41,344          2,998
Stockholders' equity:
  Preferred stock, no par value; 9,700,000 shares
     authorized; none issued and outstanding................            --             --
  Series A Junior Participating Preferred stock, no par
     value; 300,000 shares authorized; none issued and
     outstanding............................................            --             --
  Common stock, no par value; 50,000,000 shares authorized;
     issued and outstanding, 25,375,332 and 23,391,953
     shares, respectively...................................   190,253,307    165,625,250
  Retained earnings.........................................    12,194,209     11,915,059
  Accumulated other comprehensive loss......................      (658,821)    (1,228,145)
                                                              ------------   ------------
          Total stockholders' equity........................   201,788,695    176,312,164
                                                              ------------   ------------
Commitments (Notes 5, 7, 13, 21 and 23).....................  $255,937,468   $242,703,221
                                                              ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                     FSI INTERNATIONAL, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        YEARS ENDED AUGUST 26, 2000, AUGUST 28, 1999 AND AUGUST 29, 1998

                                     COMMON STOCK                          ACCUMULATED
                               -------------------------                      OTHER
                               NUMBER OF                     RETAINED     COMPREHENSIVE
                                 SHARES        AMOUNT        EARNINGS     INCOME (LOSS)      TOTAL
                               ----------   ------------   ------------   -------------   ------------
Balance, August 30, 1997.....  22,583,174   $159,706,639   $ 64,985,283    $  (352,293)   $224,339,629
Stock issuance...............     451,388      3,365,772             --             --       3,365,772
Tax benefit from stock
  options exercised..........          --        234,696             --             --         234,696
Comprehensive (loss) income:
     Cumulative translation
       adjustment............          --             --             --     (1,611,739)     (1,611,739)
     Net loss................          --                   (21,952,091)            --     (21,952,091)
                                                                                          ------------
Total comprehensive loss.....          --             --             --             --     (23,563,830)
                               ----------   ------------   ------------    -----------    ------------
Balance, August 29, 1998.....  23,034,562    163,307,107     43,033,192     (1,964,032)    204,376,267
Stock issuance...............     357,391      2,274,674             --             --       2,274,674
Tax benefit from stock
  options exercised..........          --         43,469             --             --          43,469
Dilution in investment
  in affiliates..............          --             --       (483,825)            --        (483,825)
Comprehensive (loss) income:
     Cumulative translation
       adjustment............          --             --             --        735,887         735,887
     Net loss................          --             --    (30,634,308)            --     (30,634,308)
                                                                                          ------------
Total comprehensive loss.....          --             --             --             --     (29,898,421)
                               ----------   ------------   ------------    -----------    ------------
Balance, August 28, 1999.....  23,391,953    165,625,250     11,915,059     (1,228,145)    176,312,164
Stock issuance...............     679,993      5,361,057             --             --       5,361,057
Stock issuance related to
  acquisition of YieldUP.....   1,303,386     19,267,000             --             --      19,267,000
Accretion in investment in
  affiliates.................          --             --      4,822,260             --       4,822,260
Comprehensive (loss) income:
     Cumulative translation
       adjustment............          --             --             --        569,324         569,324
     Net loss................          --             --     (4,543,110)            --      (4,543,110)
                                                                                          ------------
Total comprehensive loss.....                                                               (3,973,786)
                               ----------   ------------   ------------    -----------    ------------
Balance, August 26, 2000.....  25,375,332   $190,253,307   $ 12,194,209    $  (658,821)   $201,788,695
                               ==========   ============   ============    ===========    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                     FSI INTERNATIONAL, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        YEARS ENDED AUGUST 26, 2000, AUGUST 28, 1999 AND AUGUST 29, 1998

                                                          2000           1999            1998
                                                      ------------   -------------   ------------
OPERATING ACTIVITIES
Net loss............................................  $ (4,543,110)  $ (30,634,308)  $(21,952,091)
Adjustments to reconcile net loss to net cash (used
     in) provided by operating activities:
  Gain on sale of investment in affiliates..........    (5,409,744)             --             --
  Loss from discontinued operations.................       400,000       6,422,864        630,009
  Gain on sale of discontinued operations...........            --     (15,907,271)            --
  Write-off of in-process research and
     development....................................     6,370,000              --             --
  Depreciation......................................    11,729,787      12,822,641     14,210,294
  Amortization......................................     4,986,449         849,919      1,041,231
  Provision for allowance for doubtful accounts.....       887,059         352,861        940,234
  Write-off of accounts receivable..................      (236,521)       (164,121)            --
  Provision for inventory reserves..................     1,016,255       6,354,000     12,068,215
  Disposal of inventory.............................    (4,971,181)     (5,723,261)    (9,511,300)
  Provision for deferred income taxes...............    (4,520,624)     (3,308,595)    (4,953,900)
  Valuation reserve on deferred tax assets..........     4,520,624      20,523,170             --
  Equity in (earnings) losses of affiliates.........    (2,047,499)      1,165,931       (674,274)
  Loss on disposal of equipment.....................            --         528,843        470,679
  Changes in operating assets and liabilities:
     Trade accounts receivable......................   (25,036,301)      1,799,434     13,090,737
     Inventories....................................   (10,027,167)      6,345,798      8,667,438
     Prepaid expenses and other current assets......    (9,180,056)        273,616     (2,067,594)
     Trade accounts payable.........................     2,644,990        (410,265)    (5,845,086)
     Refundable income taxes........................       160,915       9,624,146     (9,785,061)
     Accrued expenses...............................    12,647,541      (4,842,815)    (1,206,894)
     Customer deposits..............................      (453,198)        453,198       (854,125)
     Deferred revenue...............................     4,672,503      (6,068,696)     4,202,943
     Other..........................................       542,000         316,665       (370,031)
                                                      ------------   -------------   ------------
Net cash (used in) provided by operating
  activities........................................  $(15,847,278)  $     773,754   $ (1,898,576)
INVESTING ACTIVITIES
Proceeds from the sale of investment in
  affiliates........................................  $  7,398,621   $          --   $         --
Acquisition of property, plant and equipment........    (7,064,121)    (11,790,546)    (7,004,174)
Purchase of marketable securities...................    (5,960,584)    (58,410,721)   (13,306,196)
Investment in YieldUP, net of cash..................    (6,522,515)             --             --
Sale of marketable securities.......................            --       6,971,481             --
Maturities of marketable securities.................    26,077,015      37,262,998      9,833,381
Increase in deposits and other assets...............    (1,397,638)     (2,883,154)    (1,029,815)
Proceeds from sale of equipment.....................       622,438         486,575             --
                                                      ------------   -------------   ------------
Net cash provided by (used in) investing
  activities........................................    13,153,216     (28,363,367)   (11,506,804)
FINANCING ACTIVITIES
Principal payments on long-term debt................   (30,355,376)    (12,067,220)      (119,786)
Net proceeds from issuance of common stock..........     5,361,057       2,274,674      3,365,772
                                                      ------------   -------------   ------------
Net cash (used in) provided by financing
  activities........................................   (24,994,319)     (9,792,546)     3,245,986
                                                      ------------   -------------   ------------
Cash provided by discontinued operations............            --      26,918,703      7,506,422
                                                      ------------   -------------   ------------
Decrease in cash and cash equivalents...............   (27,688,381)    (10,463,456)    (2,652,972)
Cash and cash equivalents at beginning of year......    62,326,355      72,789,811     75,442,783
                                                      ------------   -------------   ------------
Cash and cash equivalents at end of year............  $ 34,637,974   $  62,326,355   $ 72,789,811
                                                      ============   =============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    FISCAL YEARS ENDED AUGUST 26, 2000, AUGUST 28, 1999 AND AUGUST 29, 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

  Description of Business

     FSI International, Inc. is a global supplier of processing equipment used at key production steps to manufacture microelectronics, including semiconductor devices and thin film heads. The Company develops, manufactures, markets and supports products used in the technology areas of microlithography and surface conditioning. FSI International's customers include microelectronics manufacturers located throughout North America, Europe, Japan and the Asia Pacific region.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of FSI International, Inc. and its wholly owned subsidiaries, FSI International, Ltd., a foreign sales corporation (FSC), SCD Mountain View and Semiconductor Systems, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company's fiscal year ends on the last Saturday in August and is comprised of 52 or 53 weeks. Fiscal 2000 and 1998 consist of 52-week periods and fiscal 1999 consists of a 53-week period.

  Revenue Recognition

     Revenue related to the Company's products is recognized upon shipment, except for newly introduced products, which is recognized upon the successful completion of an evaluation period. Once the Company has a base of five installations of a new product accepted by customers, the Company then recognizes all of the new product revenue upon shipment. Revenue related to services is recognized at the time the services are performed.

     The Company defers 49.0% and 20.4% of sales to the Company's affiliates, m-FSI and Metron, respectively, until the sales are recognized by the affiliates.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. The Company is evaluating various practical implementation considerations. Changes in the Company's revenue recognition policy resulting from the interpretation of SAB 101, to the extent applicable, would be effective in the fourth quarter of fiscal 2001.

  Other Comprehensive Income (Loss)

     Other comprehensive income (loss) pertains to revenues, expenses, gains, and losses that are not included in net income, but rather are recorded directly in stockholders' equity. For fiscal 2000, 1999, and 1998, the only item of other comprehensive income (loss) is related to foreign currency translation adjustment.

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

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

  Inventories

     Inventories are valued at the lower of cost, determined by the first in, first out method, or net realizable value.

  Property, Plant and Equipment

     Building and related costs are carried at cost and depreciated on a straight-line basis over a 30 year period. Leasehold improvements are carried at cost and amortized over a 3 to 5 year period or the term of the underlying lease, whichever is shorter. Equipment is carried at cost and depreciated on a straight-line method over its estimated economic life. Principal economic lives for equipment are 1 to 7 years. Software developed for internal use is amortized over 3 to 5 years beginning when the system is placed in service. When assets are retired or disposed of, the cost and accumulated depreciation thereon is removed from the accounts and gains or losses are included in other income (expense). Maintenance and repairs are expensed as incurred; significant renewals and improvements are capitalized.

  Intangible Assets

     Goodwill, patents, license fees and other intangible assets are capitalized based on their estimated fair value and amortized over their estimated economic or legal lives, whichever is shorter, ranging from 3 to 9 years. The recoverability of goodwill is determined based on analysis of the net present value of projected related revenue.

  Investment in Affiliates

     The Company's investment in affiliated companies consists of a 20.4% interest in Metron Technology and a 49.0% interest in m-FSI Ltd. Each investment is accounted for by the equity method utilizing a three-month and a two-month lag due to the affiliates' respective May and June year ends. Summary financial information for these affiliates is included in Note 11.

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

  Foreign Currency Translation

     Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates. Operating results for investees are translated into U.S. dollars using the average rates of exchange prevailing during the year. Unrealized gains or losses resulting from translating investees are included in the cumulative translation adjustment account in stockholders' equity.

  Net Income (Loss) Per Common Share

     Basic earnings per share are computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES conversion of potential dilutive common shares. Net loss per share does not include the effect of stock options as their inclusion would be antidilutive.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Employee Stock Plans

     In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company elected to continue to apply the provisions of Accounting Principles Board's Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option and stock purchase plans and therefore is not required to recognize compensation expense in connection with these plans as long as the quoted market price of the Company's stock at the date of grant equals the amount the employee must pay to acquire the stock. Companies that continue to use APB No. 25 are required to present in the notes to the consolidated financial statements the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value of options granted (see Note 16).

  Reclassifications

     Certain 1999 and 1998 amounts have been reclassified to conform to the current year presentation.

(2) REALIGNMENT COSTS

     During the fourth quarter of fiscal 2000, the Company announced an infrastructure realignment program closing its Mountain View and Fremont, California facilities and the discontinuance of production of the nickel iron-plating product. The Company recorded realignment charges of approximately $4,100,000 consisting of approximately $1,000,000 in reduction in its workforce which included $500,000 related to the assembled workforce intangible asset established at the time of the YieldUP acquisition. Additionally the realignment charges also included approximately $1,400,000 for consolidation of facilities, approximately $1,300,000 for liabilities associated with the discontinuance of a product and approximately $400,000 for additional inventory reserves. The reduction in work force resulted in approximately 50 positions being eliminated in the fourth quarter of 2000 and the first quarter of fiscal 2001.

     The realignment charge for the consolidation of facilities was for noncancellable lease payments on the closed facilities and the write off of leasehold improvements and other fixed assets.

     These charges were reflected in the Statement of Operations consisting of $2,100,000 of cost of goods sold expenses, $1,300,000 of selling, general and administrative expenses and $700,000 of research and development expenses.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

     The fiscal 2000 realignment charge is summarized as follows:

                                                                 AMOUNT PAID
                                                                 OR UTILIZED
                                                      AMOUNT       THROUGH     ACCRUAL AT
                                                     CHARGED     AUGUST 26,    AUGUST 26,
                                                       2000         2000          2000
                                                    ----------   -----------   ----------
Severance costs...................................  $1,000,000    $100,000     $  900,000
Facility costs....................................   1,400,000          --      1,400,000
Product discontinuance............................   1,300,000          --      1,300,000
Inventory reserves................................     400,000          --        400,000
                                                    ----------    --------     ----------
                                                    $4,100,000    $100,000     $4,000,000
                                                    ==========    ========     ==========

     The accruals of $4,000,000 remaining at August 26, 2000 are expected to be paid or utilized during fiscal 2001.

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

     The inventory reserved for related to the realignment of FSI due to the continued downturn of the industry. Reserves were necessary for products that were or would be phased out or discontinued. The realignment charge for the consolidation of facilities was for noncancellable lease payments on a closed facility.

     These charges were reflected in the statement of operations consisting of $8,000,000 of cost of goods sold expenses, $2,900,000 of selling, general and administrative expenses and $300,000 of research and development expenses.

     The fiscal 1998 realignment charge is summarized as follows:

                                                                 AMOUNT PAID
                                                                 OR UTILIZED
                                                     AMOUNT        THROUGH     ACCRUAL AT
                                                     CHARGED     AUGUST 26,    AUGUST 26,
                                                      2000          2000          2000
                                                   -----------   -----------   ----------
Severance........................................  $ 1,000,000   $ 1,000,000    $     --
Facility costs...................................    1,600,000     1,400,000     200,000
Inventory reserves...............................    7,800,000     7,800,000          --
Allowance for doubtful accounts..................      800,000       200,000     600,000
                                                   -----------   -----------    --------
                                                   $11,200,000   $10,400,000    $800,000
                                                   ===========   ===========    ========

     The accrual of $800,000 remaining at August 26, 2000 is expected to be paid or utilized during fiscal 2001.

     On October 8, 1998, FSI implemented additional cost control measures including an additional reduction of force of approximately 135 employees and contractors and FSI announced four weeks of scheduled plant shutdowns during the first half of fiscal 1999. FSI had a charge of approximately $770,000 for severance and outplacement costs accrued and paid in the first quarter of fiscal 1999.

(3) CONCENTRATION OF RISK AND FINANCIAL INSTRUMENTS

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, marketable securities and trade accounts receivable.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

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

     The Company's financial instruments reflected on the balance sheet, including cash, cash equivalents, marketable securities, accounts receivable, notes payable, accounts payable and accrued expenses, approximate fair value at August 26, 2000, due to their short maturities.

     As of August 26, 2000 and August 28, 1999, all marketable securities are classified as available-for-sale. At August 26, 2000, marketable securities consist of $7,565,222 of commercial paper and corporate bonds that contractually mature within 12 months.

     At August 26, 2000, $33,481,222 of investments in debt securities purchased with an original effective maturity date of less than three months are included in cash and cash equivalents on the balance sheet.

     The Company has an investment in Metron of $14,793,906 on the balance sheet as of August 26, 2000 accounted for by the equity method. Based on the closing stock price of Metron on August 25, 2000, the fair value of the Company's investment was approximately $33,129,084.

     Gross unrealized holding gains and losses and gross realized gains and losses on sales of marketable securities were not significant as of and for the years ended August 26, 2000, August 28, 1999 and August 29, 1998. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available to meet the Company's current cash requirements.

(4) ACQUISITION OF YIELDUP

     On October 20, 1999 the Company acquired YieldUP International Corporation (now known as SCD Mountain View, Inc.) by paying approximately $6,083,000 in cash and issuing 1,303,000 shares of common stock to YieldUP shareholders.

     SCD Mountain View Inc. (SCD Mountain View) develops, manufactures and markets innovative cleaning, rinsing and drying equipment designed to enable new processes and improve manufacturing yields of semiconductor device manufacturers.

     Under the definitive agreement, the YieldUP shareholders received $0.7313 and 0.1567 of a share of FSI common stock for each share of YieldUP stock. The Company also issued options covering 209,278 shares of Company common stock in substitution for previously outstanding options to acquire shares of YieldUP's common stock.

     The acquisition was accounted for under the purchase method of accounting and the consolidated financials of the Company include the results of SCD Mountain View since October 20, 1999. The purchase price was allocated to the fair value of the assets and liabilities as follows:

Net tangible assets.........................................  $ (3,405,000)
Identified intangibles and goodwill.........................    23,024,000
In-process research and development.........................     6,370,000
Value of FSI stock issued and converted options and
  warrants..................................................   (19,267,000)
Acquisition costs...........................................      (639,000)
                                                              ------------
Cash paid...................................................  $  6,083,000
                                                              ============

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

     The Company has allocated $6,370,000 of the YieldUP purchase price to acquired in-process research and development related to acquired projects, which was estimated to be 65% complete. In-process research and development was valued by discounting forecasted cash flow directly related to the products expected to result from the subject research and development. The Company presently expects that a beta version will be available by the fourth quarter of 2001.

     Prior to the acquisition, two patent infringement lawsuits were filed against YieldUP, which if resolved unfavorably could have a material adverse impact on the Company. (See Note 23)

     The following unaudited pro forma results of operations of the Company give effect to the acquisition of YieldUP as though the transaction had occurred on August 30, 1998.

                                                                FISCAL YEAR ENDED
                                                           ---------------------------
                                                            AUGUST 26,     AUGUST 28,
                                                               2000           1999
                                                           ------------   ------------
Net sales................................................  $220,719,995   $119,011,823
Net loss.................................................    (8,330,105)   (38,575,629)
Net loss per common share - Basic........................         (0.32)         (1.57)
Net loss per common share - Diluted......................         (0.32)         (1.57)
Weighted average common shares...........................    26,113,586     24,508,092
Weighted average common and potential common shares......    26,113,586     24,508,092

(5) DIVESTITURE OF THE CHEMICAL MANAGEMENT DIVISION

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

     During the first quarter of 2000, FSI continued to negotiate the final closing balance sheet for the CMD divestiture to BOC. Upon the completion of those negotiations, FSI established an additional $400,000 accrual for expected costs associated with completing two projects that were in process when BOC purchased the division.

     Financial information with respect to the Chemical Management Division, excluding the gain (loss) on sale of net assets of discontinued operations, is as follows:

                                                             FISCAL YEAR ENDED
                                                   --------------------------------------
                                                   AUGUST 26,   AUGUST 28,    AUGUST 29,
                                                      2000         1999          1998
                                                   ----------   -----------   -----------
Sales............................................   $     --    $42,920,378   $56,199,292
Income (loss) from discontinued operations.......         --    $(6,422,864)  $  (630,009)
Income (loss) per share from discontinued
  operations:
  Basic..........................................         --    $     (0.28)  $     (0.02)
  Diluted........................................         --    $     (0.28)  $     (0.02)

(6) EARNINGS PER SHARE

     Basic and diluted earnings per share are the same for the fiscal years ended August 26, 2000, August 28, 1999 and August 29, 1998 as the effect of stock options was not included in the calculation of diluted earnings per share because their inclusion would have been anti-dilutive due to net losses each year.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

(7) RELATED PARTY TRANSACTIONS AND OTHER LEASE COMMITMENTS

     The Company has operating lease agreements for equipment and manufacturing and office facilities. Certain of the lease agreements are with partnerships of which a partner is an officer, director and shareholder of the Company.

     The lease for the Company's headquarters is a lease with such a partnership (Lake Hazeltine Properties). The agreement provides for a base monthly rental of $58,333, plus payment of executory costs such as property taxes, maintenance and insurance. The Company leased approximately 72,000 square feet of its headquarters to BOC, the company that acquired its Chemical Management Division, for approximately $29,790 per month plus payment of executory costs such as property taxes, maintenance and insurance.

     Including the impact of the sublease, the future net minimum lease payments for all leases with noncancellable lease terms in excess of one year at August 26, 2000 are as follows:

                                                        RELATED        OTHER
                                                      PARTY LEASES     LEASES       TOTAL
                                                      ------------   ----------   ----------
Fiscal Year Ending August:
  2001..............................................    $448,400     $1,516,900   $1,965,300
  2002..............................................     162,900        477,000      639,900
  2003..............................................          --        190,400      190,400
  2004..............................................          --         54,400       54,400
  2005..............................................          --         13,100       13,100
  Thereafter........................................          --             --           --
                                                        --------     ----------   ----------
Total minimum lease payments........................    $611,300     $2,251,800   $2,863,100
                                                        ========     ==========   ==========

     Rental expense for all operating leases consisted of the following:

                                                              FISCAL YEAR ENDED
                                                     ------------------------------------
                                                     AUGUST 26,   AUGUST 29,   AUGUST 28,
                                                        2000         1999         1998
                                                     ----------   ----------   ----------
Rent expense for related party leases..............  $  439,700   $  767,400   $  797,200
Rent expense for other operating leases............   1,809,900    1,504,200    1,503,500
                                                     ----------   ----------   ----------
                                                     $2,249,600   $2,271,600   $2,300,700
                                                     ==========   ==========   ==========

(8) INVENTORIES

     Inventories are summarized as follows:

                                                              AUGUST 26,    AUGUST 28,
                                                                 2000          1999
                                                              -----------   -----------
Finished products...........................................  $ 6,702,005   $ 6,759,290
Work in process.............................................   17,896,233     6,667,750
Subassemblies...............................................    3,880,125     8,967,812
Raw materials and purchased parts...........................   22,331,522    10,516,817
                                                              -----------   -----------
                                                              $50,809,885   $32,911,669
                                                              ===========   ===========

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

(9) PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment are as follows:

                                                             AUGUST 26,     AUGUST 28,
                                                                2000           1999
                                                            ------------   ------------
Land......................................................  $  1,992,029   $  1,992,029
Building and leasehold improvements.......................    52,310,722     51,154,371
Office furniture and equipment............................     7,248,521      7,126,507
Computer hardware and software............................    34,875,513     25,183,980
Manufacturing equipment...................................     6,138,739      5,559,954
Lab equipment.............................................    18,203,023     14,137,296
Tooling...................................................       651,977        580,260
Vehicles..................................................        46,746         46,746
Capital programs in progress..............................     2,042,105      8,559,366
                                                            ------------   ------------
                                                             123,509,375    114,340,509
Less accumulated depreciation and amortization............   (64,019,948)   (50,249,286)
                                                            ------------   ------------
                                                            $ 59,489,427   $ 64,091,223
                                                            ============   ============

     Interest is capitalized in connection with the construction of major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In fiscal 1999 approximately $338,000 of interest was capitalized. No interest was capitalized in fiscal 1998 or 2000.

(10) INTANGIBLE ASSETS

     The components of intangible assets are as follows:

                                                              AUGUST 26,    AUGUST 28,
                                                                 2000          1999
                                                              -----------   ----------
Goodwill....................................................  $ 8,774,254   $       --
Developed technology........................................    9,150,000           --
Patents.....................................................    4,284,533           --
License fees................................................      500,000    2,000,000
Other.......................................................      419,853           --
                                                              -----------   ----------
                                                               23,128,640    2,000,000
  Less accumulated amortization.............................   (3,524,570)          --
                                                              -----------   ----------
                                                              $19,604,070   $2,000,000
                                                              ===========   ==========

     As a result of the acquisition of YieldUP during the first quarter of fiscal 2000, the Company recorded $23,257,000 of intangibles which included $233,000 of patents acquired from YieldUP. The Company recorded $3,456,000 of amortization related to these intangibles and $167,000 of amortization related to a technology license agreement. The license fees intangible as of August 28, 1999 included a $1,500,000 license with YieldUP which subsequent to the acquisition was eliminated upon consolidation. The Company capitalized $11,000 in patents during fiscal 2000. As a result of the closing of the Mountain View facility in the fourth quarter of fiscal 2000, $542,000 of the assembled workforce intangible asset was written off.

(11) INVESTMENTS IN AFFILIATES

     Metron Technology N.V. successfully completed the initial public offering of 3,750,000 shares of its Common Stock at an offering price of $13.00 per share on November 19, 1999. The Company sold approximately 612,000 shares of its Metron shares and recorded a gain of approximately $5,400,000. The

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES initial public offering resulted in the accretion of the Company's investment in Metron of approximately $4,606,108 and as a result the Company recorded a charge to retained earnings to reflect this accretion. The Company's ownership in Metron as of August 26, 2000 is 20.4%. The Company's ownership in Metron could be diluted by the exercise of stock options or if Metron issues stock in secondary offerings.

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

     A summary of assets, liabilities and results of operations for Metron Technology and m-FSI Ltd. accounted for by the equity method is as follows (dollars in thousands):

  Metron Technology:

                                                              MAY 31,
                                                        -------------------
                                                          2000       1999
                                                        --------   --------
Current assets........................................  $159,761    $86,956
Noncurrent assets.....................................    21,608     12,669
Current liabilities...................................   105,374     64,326
Noncurrent liabilities................................     3,480      3,371
Total stockholders' equity............................    72,515     31,928

                                                          FISCAL YEAR ENDED MAY 31,
                                                        ------------------------------
                                                          2000       1999       1998
                                                        --------   --------   --------
Sales.................................................  $337,551   $228,618   $275,024
Net income (loss).....................................     7,752     (4,534)     1,102

  m-FSI Ltd:

                                                             JUNE 30,
                                                        -------------------
                                                          2000       1999
                                                        --------   --------
Current assets........................................   $28,093    $11,775
Noncurrent assets.....................................    18,769     12,172
Current liabilities...................................    22,395     14,083
Noncurrent liabilities................................    14,728      1,857
Total stockholders' equity............................     9,739      8,007

                                                          FISCAL YEAR ENDED JUNE 30,
                                                        ------------------------------
                                                          2000       1999       1998
                                                        --------   --------   --------
Sales.................................................   $22,539    $17,893    $24,078
Net income............................................       151         27        523

     Metron Technology operates mainly in Europe, Asia Pacific and the United States. m-FSI Ltd. operates in Japan.

     The Company sold approximately $100,855,000, $30,192,000 and $60,050,000 of its products in the aggregate to Metron Technology and m-FSI Ltd. in fiscal 2000, 1999 and 1998, respectively. In addition, the Company paid Metron Technology a commission for direct sales to Asia-Pacific customers of $663,000, $175,000 and $476,000 for fiscal years 2000, 1999 and 1998, respectively. At August 26, 2000 and August 28, 1999, trade accounts receivable from affiliates was $30,422,000 and $12,660,000, respectively and deferred revenue from affiliates was $4,704,000 and $2,139,000, respectively.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

(12) ACCRUED EXPENSES

     Accrued expenses are summarized as follows:

                                                             AUGUST 26,    AUGUST 28,
                                                                2000          1999
                                                             -----------   -----------
Commissions................................................  $ 2,284,605   $   408,220
Commissions due affiliates.................................       36,557            --
Salaries and bonuses.......................................    3,831,955     2,252,783
Pension and profit sharing.................................    1,815,059     1,074,255
Product warranty...........................................    8,790,990     6,242,040
Other......................................................    8,143,556     5,402,838
                                                             -----------   -----------
                                                             $24,902,722   $15,380,136
                                                             ===========   ===========

(13) DEBT

     Long-term debt is summarized as follows:

                                                              AUGUST 26,   AUGUST 28,
                                                                 2000         1999
                                                              ----------   -----------
Unsecured Senior Notes; bearing an interest rate of 7.15% to
  7.27% redeemed in September 1999..........................   $     --    $30,000,000
Capital leases on equipment; interest rates ranging from
  8.83% to 10.37% through April 2003, secured by underlying
  equipment.................................................     60,341         62,694
                                                               --------    -----------
                                                                 60,341     30,062,694
Less current maturities.....................................    (18,997)   (30,059,696)
                                                               --------    -----------
                                                               $ 41,344    $     2,998
                                                               ========    ===========

     Future payments of long-term debt are as follows:

Fiscal Year Ending
  2001.....................................................  $18,997
  2002.....................................................   20,820
  2003.....................................................   20,524

     The Company redeemed $12,000,000 in senior unsecured notes in August 1999 and the remaining thirty million dollars ($30,000,000) of the senior unsecured notes in September 1999. In addition to the payment of the principal and accrued interest on the notes, FSI paid the noteholders approximately $690,000 in make-whole penalties that were expensed in fiscal 1999.

     As of August 26, 2000 the Company had one standby letter of credit outstanding with a foreign vendor. The standby letter of credit is in the amount of $2,000,000 and expires December 31, 2000.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

(14) INCOME TAXES

     The provision for income tax (benefit) expense is summarized as follows:

                                                            FISCAL YEAR ENDED
                                                  --------------------------------------
                                                  AUGUST 26,   AUGUST 28,    AUGUST 29,
                                                     2000         1999          1998
                                                  ----------   ----------   ------------
Current:
  Federal.......................................  $       --   $       --   $ (8,819,000)
  Foreign.......................................          --      191,000       (260,000)
  State.........................................          --           --         52,000
                                                  ----------   ----------   ------------
                                                  $       --   $  191,000   $ (9,027,000)
                                                  ----------   ----------   ------------
Deferred:
  Federal.......................................  $       --   $5,204,000   $ (2,827,000)
  Foreign.......................................          --           --             --
  State.........................................          --      450,000     (1,475,000)
                                                  ----------   ----------   ------------
                                                  $       --   $5,654,000   $ (4,302,000)
                                                  ----------   ----------   ------------
                                                  $       --   $5,845,000   $(13,329,000)
                                                  ==========   ==========   ============

     In fiscal 2000, 1999 and 1998, there was a tax benefit of $0, $43,469 and $234,696, respectively, credited to stockholders' equity associated with the exercise of stock options.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 26, 2000 and August 28, 1999 are as follows:

                                                              AUGUST 26,    AUGUST 28,
                                                                 2000          1999
                                                              -----------   -----------
Deferred tax assets:
  Inventory differences.....................................  $ 5,381,000   $ 5,215,000
  Deferred revenue..........................................      492,000       211,000
  Accounts receivable.......................................    1,250,000       980,000
  R&D credit carryforwards..................................    1,200,000       341,000
  Alternative minimum tax carryforwards.....................      585,000       810,000
  Net operating loss carryforwards..........................   11,164,000     9,466,000
  Accruals..................................................    4,197,000     3,134,000
  Other, net................................................    2,540,000     1,030,000
                                                              -----------   -----------
          Total gross deferred tax assets...................  $26,809,000   $21,187,000
Deferred tax liabilities:
  Fixed asset differences...................................  $   665,000   $   664,000
  Intangibles...............................................    1,100,000            --
                                                              -----------   -----------
          Total gross deferred tax liabilities..............  $ 1,765,000   $   664,000
  Less valuation allowance..................................  (25,044,000)  (20,523,000)
                                                              -----------   -----------
          Net deferred tax assets...........................  $        --   $        --
                                                              ===========   ===========

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

     The effective income tax (benefit) expense from continuing operations differs from the expected statutory federal income tax as follows:

                                                         FISCAL YEAR ENDED
                                            -------------------------------------------
                                             AUGUST 26,     AUGUST 28,      AUGUST 29,
                                                2000           1999            1998
                                            ------------   -------------   ------------
Expected federal income tax benefit.......  $ (2,367,000)  $ (11,587,000)  $(12,364,000)
State income benefit, net of federal
  benefit.................................      (166,000)       (993,000)      (925,000)
Research activities credit................      (390,000)       (341,000)      (412,000)
Effect of foreign investments.............       517,000              --             --
Non deductible write-off of acquired
  in-process research and development.....     2,230,000              --             --
Non deductible goodwill...................     1,188,000              --             --
Valuation allowance.......................    (1,021,000)     18,562,000             --
Other items, net..........................         9,000         204,000        372,000
                                            ------------   -------------   ------------
                                            $         --   $   5,845,000   $(13,329,000)
                                            ============   =============   ============

     The Company has net operating loss carryforwards for federal purposes of approximately $28,600,000, which will begin to expire in fiscal year 2011 if not utilized. Of this amount, approximately $17,500,000 is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1,200,000 per year. The Company has net operating loss carryforwards for state purposes of approximately $37,000,000, which will expire at various times, beginning in fiscal year 2004, if not utilized.

     The Company maintains a valuation allowance to fully reserve against its deferred tax asset due to uncertainty over the ability to realize these assets. As of August 26, 2000, the valuation allowance is $25,044,000. Of this amount, $5,542,000 is attributable to a net operating loss carryover the Company obtained through its acquisition of YieldUP; if it is determined in the future that this portion of the allowance is no longer required, the offset will be recorded as a reduction in goodwill. Additionally, $1,028,000 of the valuation allowance will be recorded as a credit to paid-in-capital if it is determined in the future that this portion of the valuation allowance is no longer required. At August 26, 2000, there was approximately $9,406,000 of accumulated undistributed earnings of subsidiaries outside the United States that are considered to be reinvested indefinitely, subject to cash flow requirements. It is not practicable to estimate the deferred tax liability related to such undistributed earnings. If such earnings were remitted to the Company, applicable U.S. federal income and foreign withholding taxes would be substantially offset by available foreign tax credits.

(15) PENSION AND PROFIT SHARING PLANS

     The Company has a defined contribution pension plan covering substantially all employees. Total pension cost for fiscal 2000, 1999 and 1998 was $1,328,123, $1,497,639 and $1,966,310, respectively.

     The Company also has Employee 401(k) Retirement Plans, which allow for discretionary profit sharing contributions, covering eligible employees. Contributions under the plans are determined by means of a formula or at the discretion of the Board of Directors. There were no contributions in fiscal 2000, 1999 and 1998.

(16) STOCK OPTIONS AND WARRANTS

     In addition to other stock based plans, the Company has a 1997 Omnibus Stock Plan (the Plan). The Plan, which was approved by the Company's stockholders, authorizes stock based awards ("Awards") to purchase up to 2,500,000 shares of the Company's common stock. Under the Plan, the Plan Committee has the power to make Awards, to determine when and to whom Awards will be granted, the form of each Award, the amount of each Award, and any other terms or conditions of each Award consistent with the Plan.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

     The activity under stock option plans of the Company is as follows:

                                                              NUMBER OF SHARES
                                                          ------------------------   WEIGHTED AVERAGE
                                                          AVAILABLE                   EXERCISE PRICE
                                                          FOR GRANT    OUTSTANDING      PER SHARE
                                                          ----------   -----------   ----------------
ACTIVITY DESCRIPTION
August 30, 1997.........................................     436,000    2,098,792          9.01
  Additional shares authorized for 1997 Omnibus Stock
     Option Plan........................................     750,000           --            --
  Granted...............................................    (822,499)     822,499          9.70
  Exercised.............................................          --     (181,959)         4.80
  Canceled..............................................      66,500     (159,467)        12.63
                                                          ----------    ---------         -----
August 29, 1998.........................................     430,001    2,579,865          9.33
  Additional shares authorized for 1997 Omnibus Stock
     Option Plan........................................     350,000           --            --
  Granted...............................................    (336,000)     336,000          7.87
  Exercised.............................................          --     (154,034)         4.94
  Canceled..............................................     145,250     (310,159)        10.95
                                                          ----------    ---------         -----
August 28, 1999.........................................     589,251    2,451,672          9.21
  Additional shares authorized for 1997 Omnibus Stock
     Option Plan........................................     400,000           --            --
  Converted YieldUP Plan................................          --      208,389          5.84
  Granted...............................................  (1,025,750)   1,025,750         11.47
  Exercised.............................................          --     (462,996)         8.29
  Canceled..............................................     310,765     (452,646)        11.23
                                                          ----------    ---------         -----
August 26, 2000.........................................     274,266    2,770,169          9.59
                                                          ==========    =========         =====

     The following table summarizes information with respect to options outstanding and exercisable at August 26, 2000:

                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
------------------------------------------------------   -----------------------
                                WEIGHTED-
                                 AVERAGE     WEIGHTED-                 WEIGHTED-
   RANGE OF        NUMBER       REMAINING     AVERAGE                   AVERAGE
   EXERCISE      OF OPTIONS    CONTRACTUAL   EXERCISE                  EXERCISE
    PRICES       OUTSTANDING      LIFE         PRICE     EXERCISABLE     PRICE
---------------  -----------   -----------   ---------   -----------   ---------
$ 0.94 - $ 5.00     320,693        2.8        $ 2.48        288,832     $ 2.43
$ 5.01 - $ 9.00     846,213        7.3          7.50        441,272       7.47
$ 9.01 - $13.00     983,872        7.3         11.07        410,855      11.68
$13.01 - $17.00     597,725        8.5         13.64        129,308      14.64
$17.01 - $20.88      21,666        2.9         17.50         21,332      17.45
                  ---------                               ---------
$ 0.94 - $20.88   2,770,169        7.0        $ 9.59      1,291,599     $ 8.56
                  =========                               =========

     At August 28, 1999, then currently exercisable options aggregated 1,424,815 shares of common stock at a weighted-average exercise price of $9.00.

     In fiscal 1993, the Company issued a warrant to purchase 100,000 shares of common stock at an exercise price of $3.75 per share that expires in February 2003. The warrant to purchase 40,000 shares of common stock was exercised during fiscal 2000 and the balance of 60,000 had expired.

     On May 22, 1997, the Company adopted a Shareholder Rights Plan (the Rights
Plan). Pursuant to the Rights Plan, Rights were distributed as a dividend at the rate of one preferred share purchase right (a Right) for each outstanding share of common stock of the Company. The Rights expire on June 10, 2007, unless extended or earlier redeemed or exchanged by the Company.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

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

     The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company recognized no compensation expense in 2000, 1999 or 1998 under APB No. 25.

     If the Company had elected to recognize compensation cost for the stock option plan and employee stock purchase plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net loss and net loss per common share would have been changed to the pro forma amounts indicated below:

                                                          2000            1999            1998
                                                        ---------      ----------      ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss
  As reported.....................................       $(4,543)       $(30,634)       $(21,952)
  Pro forma.......................................       $(9,473)       $(34,485)       $(25,942)
Diluted net loss per common share
  As reported.....................................       $ (0.18)       $  (1.32)       $  (0.96)
  Pro forma.......................................       $ (0.38)       $  (1.49)       $  (1.14)

     The fair value of stock options used to compute pro forma net loss and net loss per common share disclosures is the estimated present value at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                           OPTIONS                         ESPP
                                                   ------------------------      ------------------------
                                                   2000      1999      1998      2000      1999      1998
                                                   ----      ----      ----      ----      ----      ----
Annualized dividend yield....................       0.0%      0.0%      0.0%      0.0%      0.0%      0.0%
Expected stock price volatility..............      69.8%     64.3%     59.0%     69.8%     64.3%     45.0%
Risk free interest rate......................       6.0%      5.1%      5.1%      6.3%      5.2%      5.1%
Expected life (years)........................       5.7       5.5       5.5       0.5       0.5       0.5

(17) EMPLOYEE STOCK PURCHASE PLAN

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

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

     Shares were issued on the following dates for the following prices:

                                                                        PRICE PER
DATE                                                          SHARES      SHARE
----                                                          -------   ---------
December 31, 1997...........................................  150,067    $10.09
June 30, 1998...............................................  123,993      8.26
December 31, 1998...........................................  104,900      8.19
June 30, 1999...............................................  100,944      6.64
December 31, 1999...........................................  100,875      6.74
June 30, 2000...............................................   84,394      9.67

     At August 26, 2000, there were 265,413 shares reserved for future employee purchases of stock under the Plan.

(18) ADDITIONAL SALES INFORMATION

     International sales for the fiscal years 2000, 1999 and 1998 were approximately 53%, 29% and 39%, respectively, of total sales. The basis for determining sales by geographic region is the location that the product is shipped to. Included in these percentages and the table below are sales to affiliates (see Note 11.) International sales by geographic area, consisting principally of export sales, are summarized as follows:

                                                                    FISCAL YEAR ENDED
                                                         ----------------------------------------
                                                          AUGUST 26,    AUGUST 28,    AUGUST 29,
                                                             2000          1999          1998
                                                         ------------   -----------   -----------
Asia...................................................  $ 53,889,000   $ 9,445,000   $23,526,000
Europe.................................................    61,930,000    22,741,000    36,439,000
Other..................................................       328,000       645,000     3,111,000
                                                         ------------   -----------   -----------
                                                         $116,147,000   $32,831,000   $63,076,000
                                                         ============   ===========   ===========

     There was no individual foreign country that represented more than 10% of sales in fiscal years 2000, 1999 and 1998.

     The following summarizes significant customers comprising 10% or more of the Company's customer sales, which includes sales through affiliates to end-users:

                                                               FISCAL YEAR ENDED
                                              ---------------------------------------------------
                                                AUGUST 26,        AUGUST 28,        AUGUST 29,
                                                   2000              1999              1998
                                              ---------------   ---------------   ---------------
Customer A..................................         *               24%               14%
Customer B..................................       15%               13%                 *
Customer C..................................         *                 *               12%
Customer D..................................       11%                 *                 *

-------------------------
     * Sales to respective customer was less than 10% during the fiscal year.

(19) SEGMENT INFORMATION

     The Company has two divisions, Surface Conditioning Division (SCD), and Microlithography Division (MLD). Due to the similarity of production processes, distribution methods, customer base and products/services, the reporting of segment information is aggregated for Surface Conditioning and Microlithography. Both divisions provide process solutions to microelectronics manufacturers worldwide.

     The Surface Conditioning Division sells products and processes using immersion, spray, vapor and cryogenic techniques to prepare the surfaces of silicon wafers for subsequent processing and the Microlithography Division supplies photoresist and spin-on dielectric processing equipment and services for the semiconductor market and photoresist processing and services for the thin film head market.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

(20) RESEARCH AND DEVELOPMENT AGREEMENTS

     The Company has received research and development funding commitments from third party organizations. Such funds are not anticipated to cover all costs of the research and development projects involved. The funds received are recorded as reductions of research and development expenses. The Company recognized approximately $42,200, $7,700 and $1,918,900 of third party funding in fiscal years 2000, 1999 and 1998, respectively.

(21) LICENSE AGREEMENTS

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

     The Company also has joint development agreements that generally provide for technology transfers between the Company and the other company involved.

(22) SUPPLEMENTARY CASH FLOW INFORMATION

     The following summarizes supplementary cash flow items:

                                                    AUGUST 26,    AUGUST 28,    AUGUST 29,
                                                       2000          1999          1998
                                                    ----------   ------------   ----------
Interest paid, net of amounts capitalized.........   $783,671    $  2,999,953   $3,148,587
Income taxes (received) paid, net.................   $(48,317)   $(12,039,578)  $2,252,523

(23) LITIGATION

     During fiscal 1998, the Company settled a patent infringement lawsuit relating to its EXCALIBUR(R) systems, which had been brought by Purusar Corporation in October 1995. In exchange for a one-time lump sum payment, Purusar dismissed the lawsuit and released the Company and its customers from any past or future claims of infringement relating to the patent at issue. The Company did not and will not pay any royalties to Purusar as a result of the settlement.

     In October 1996, Eric C. and Angie L. Hsu (the "plaintiffs") filed a lawsuit in the Superior Court of California, County of Alameda, Southern Division, against Semiconductor Systems, Inc. ("SSI"), a wholly-owned subsidiary of the Company that was acquired in April 1996, and the former shareholders of SSI. In the fall of 1995, pursuant to the Employee Stock Purchase and Shareholder Agreement dated November 30, 1990 between Mr. Hsu and SSI (the "Shareholder Agreement") and in connection with Mr. Hsu's termination of his employment with SSI in August 1995, the former shareholders of SSI purchased the shares of SSI common stock then held by Mr. Hsu. The plaintiffs claimed, among other things, that such purchase breached the Shareholder Agreement and violated the California Corporations Code, breached the fiduciary duty owed plaintiffs by the individual defendants and constituted fraud.

     In September and October of this year, certain of Mr. Hsu's claims were tried to a jury in Alameda County Superior Court in Oakland, California. At the conclusion of the trial, the jury made the following findings. The jury found that SSI breached the Shareholder Agreement between it and Eric Hsu either by allowing the other shareholders to purchase Mr. Hsu's shares or by allowing an untimely purchase of Mr. Hsu's shares and that the damages that resulted were $2.4 million. This finding may allow Mr. Hsu to seek recovery of certain of his attorney's fees. In addition, each of the individual defendant shareholders was found liable for conversion and damages of $4.2 million were awarded. Certain individual defendants were also found to have intentionally interfered with Mr. Hsu's prospective economic advantage and damages of $3.2 million were awarded. Finally, several individual defendants and SSI were found to have violated certain provisions of the California Corporations Code and damages of $2.4 million were awarded. The judge has not yet heard arguments regarding the jury verdict but SSI believes the damages awards

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES will be found to be duplicative and not cumulative and that certain of these damages awards may be subject to reduction, including for among other things, on account of the amount paid to Mr. Hsu in connection with the purchase of his shares.

     Certain equitable claims of Mr. Hsu still must be tried to and decided by the court. For this reason, damages have not yet been allocated among the respective defendants and final judgment has not yet been entered. Once judgment is entered, the matter is appealable and SSI and the individual defendants are likely to appeal the verdict on a variety of grounds. Thus, there is considerable uncertainty as to the ultimate resolution of this matter and the respective liability, if any, of the individual defendants or SSI.

     The Company, on behalf of SSI, have made a claim with respect to the lawsuit under the escrow created at the time of our acquisition of SSI. The escrow was established to secure certain indemnification obligations of the former shareholders of SSI. The escrow consists of an aggregate of 250,000 shares of our Common Stock paid to the former shareholders of SSI as consideration in the acquisition. There is no cash in the escrow. The former shareholders have agreed to hold the Company and SSI harmless from any claim arising out of any securities transactions between SSI and the shareholders or former shareholders of SSI. The indemnification obligations of the individual SSI shareholders are capped at approximately $4.2 million in the aggregate. Any shares in the escrow returned to the Company to satisfy any indemnification obligations will be valued at $12.125 per share, the per-share price of the Company's Common Stock at the time of the SSI acquisition. Depending on the ultimate resolution of the case, it is possible that the escrow and indemnity obligations of the individual shareholders may not be sufficient to fully protect SSI against any judgment that may be entered in the matter.

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

     CFM filed an additional complaint against YieldUP in United States District Court for the District of Delaware on December 30, 1998. The complaint alleged that the cleaning process incorporated in certain of YieldUP's products infringes two patents held by CFM: U.S. Patent Nos. 4,917,123 and 4,778,532.

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

     On April 4, 2000 the United States District Court for the District of Delaware granted YieldUP's motion for summary judgment that the '123 and '532 patents are invalid. CFM's motion for rehearing has been denied. On July 29, the issue of whether CFM and its inventors had engaged in inequitable conduct in prosecuting the '123 and '532 patents was tried before the court. In early September the parties filed their briefs on the matter of inequitable conduct. The judge has yet to rule on the issue. If the judge finds

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CFM engaged in inequitable conduct, YieldUP will request the court to order CFM to pay YieldUP's attorneys fees in defending this suit. Once judgment is entered based upon the District Court's granting YieldUP's summary judgment motion, the District Court's order may be appealed by CFM.

     Other than the litigation described above or routine litigation incidental to the Company's business, there is no material litigation to which it is a party or of which any of its property is subject.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
FSI International, Inc.:

     We have audited the accompanying consolidated balance sheets of FSI International, Inc. and subsidiaries as of August 26, 2000 and August 28, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended August 26, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSI International, Inc. and subsidiaries as of August 26, 2000 and August 28, 1999, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended August 26, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                            KPMG LLP

Minneapolis, Minnesota
October 9, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is incorporated by reference to FSI's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 24, 2001 (the "Proxy Statement") and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after August 26, 2000.

     Except for those portions specifically incorporated in this Report by reference to FSI's Proxy Statement for the Annual Meeting of Shareholders to be held on January 24, 2001, no other portions of the Proxy Statement are deemed to be filed as part of this Report on Form 10-K. The Proxy Statement is furnished solely for the information of the Securities and Exchange Commission.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

                                                                       PAGE NUMBER
                                                                      IN THIS REPORT
                                                                      --------------
(a)(1)  Index to Financial Statements
        Consolidated Statements of Operations -- Years ended August
          26, 2000, August 28, 1999 and August 29, 1998.............        32
        Consolidated Balance Sheets -- August 26, 2000 and August
          28, 1999..................................................        33
        Consolidated Statements of Stockholders' Equity -- Years
          ended August 26, 2000, August 28, 1999 and August 29,
          1998......................................................        34
        Consolidated Statements of Cash Flows -- Years ended August
          26, 2000, August 28, 1999 and August 29, 1998.............        35
        Notes to Consolidated Financial Statements..................     36 to 53
        Independent Auditors' Report................................        54
(a)(2)  Financial Statement Schedules
The following Report and financial statement schedule are included in this Part IV and are found in this Report at the pages
  indicated.
Independent Auditors' Report on Schedule............................        61
Schedule II -- Valuation and Qualifying Accounts....................        62
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

     * An asterisk next to a listed Exhibit indicates it is an executive compensation plan or arrangement

      2.0          Agreement and Plan of Reorganization, dated as of January
                   21, 1999 among FSI International, Inc., BMI International,
                   Inc. and YieldUP International, Corporation(16)
      2.1          License Agreement for Microelectronic Technology between
                   YieldUP International, Corporation and FSI International,
                   Inc. dated January 21, 1999.(16)
      2.2          Agreement and Plan of Reorganization by and Among FSI
                   International, Inc., Spectre Acquisition Corp., and
                   Semiconductor Systems, Inc.(1)
      2.3          Asset Purchase Agreement dated as of June 9, 1999 between
                   FSI International, Inc. and The BOC Group, Inc.(15)
      3.1          Restated Articles of Incorporation of the Company.(2)
      3.2          Restated and amended By-Laws.(20)
      3.5          Articles of Amendment of Restated Articles of
                   Incorporation(17)
      4.1          Form of Rights Agreement dated as of May 22, 1997 between
                   FSI International, Inc. and Harris Trust and Savings Bank,
                   National Association, as Rights Agent(6)
      4.2          Amendment dated March 26, 1998 to Rights Agreement dated May
                   22, 1997 by and between FSI International, Inc. and Harris
                   Trust and Saving Bank,, National Association as Rights
                   Agent(7)
      4.3          Amendment dated March 9, 2000 to Rights Agreement dated May
                   22, 1997, as amended March 26, 1998 by and between FSI
                   International, Inc. and Harris Trust and Savings Bank as
                   Rights Agent.(20)
    *10.1          FSI International, Inc. 1997 Omnibus Stock Plan(5)
    *10.2          Split Dollar Insurance Agreement and Collateral Assignment
                   Agreement dated December 28, 1989, between the Company and
                   Joel A. Elftmann. (Similar agreements between the Company
                   and each of Dale A. Courtney, Patricia M. Hollister, Luke R.
                   Komarek, Benno G. Sand, Benjamin J. Sloan, Arnie Dewitt,
                   Mark Ahmann and John Ely, have been omitted, but will be
                   filed if requested in writing by the Commission).(8)
     10.3          Lease dated June 27, 1985, between the Company and Lake
                   Hazeltine Properties.(3)
     10.4          Lease dated September 1, 1985, between the Company and
                   Elftmann, Wyers, Blackwood Partnership.(3)
     10.5          Lease dated September 1, 1985, between the Company and
                   Elftmann, Wyers Partnership.(3)
     10.6          Amendment No. 1 dated February 11, 1991 to lease between the
                   Company and Elftmann, Wyers, Blackwood Partnership(17)
     10.7          Amendment No. 2 dated July 31, 1999 to lease between the
                   Company and Elftmann, Wyers, Blackwood Partnership(17)
    *10.8          1989 Stock Option Plan.(4)
    *10.9          Amended and Restated Employees Stock Purchase Plan.(14)
     10.10         Shareholders Agreement among FSI International, Inc. and
                   Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991.(8)
     10.11         FSI Exclusive Distributorship Agreement dated as of August
                   14, 1991 between FSI International, Inc. and m-FSI, Ltd.(8)
     10.12         FSI Licensing Agreement dated as of August 14, 1991, between
                   FSI International, Inc. and m-FSI, Ltd.(8)
     10.13         Amendment to FSI/Metron Distribution Agreement dated July
                   31, 1999(18)
     10.15         License Agreement, dated October 15, 1991, between the
                   Company and Texas Instruments Incorporated.(9)
     10.16         Amendment No. 1, dated April 10, 1992, to the License
                   Agreement, dated October 15, 1991, between the Company and
                   Texas Instruments Incorporated.(9)

     10.17         Amendment effective October 1, 1993 to the License
                   Agreement, dated October 15, 1991 between the Company and
                   Texas Instruments Incorporated(10)
    *10.18         Amended and Restated Directors' Nonstatutory Stock Option
                   Plan.(11)
    *10.19         Management Agreement between FSI International, Inc. and
                   Joel A. Elftmann, effective as of June 5, 1998 (filed
                   herewith) (Similar agreements between the Company and its
                   executive officers have been omitted but will be filed if
                   requested in writing by the commission.)(14)
    *10.20         FSI International, Inc. 1994 Omnibus Stock Plan.(12)
     10.22         First Amendment to Lease made and entered into October 31,
                   1995 by and between Lake Hazeltine Properties and FSI
                   International, Inc.(13)
     10.23         Distribution Agreement made and entered into as of March 31,
                   1998 by and between FSI International, Inc. and Metron
                   Technology B.V. (Exhibits to Agreement omitted)(14)
     10.24         Lease dated August 9, 1995 between Skyline Builders, Inc.
                   and FSI International, Inc.(13)
     10.25         Lease Rider dated August 9, 1995 between Skyline Builders,
                   Inc. and FSI International, Inc.(13)
    *10.26         Summary of Employment Arrangement between the Company and
                   Don Mitchell dated December 12, 1999. (filed herewith)
     10.27         Distribution Agreement between FSI International, Inc's.
                   Surface Conditioning Division and Metron Technology B.V.
                   effective July 10, 2000. (filed herewith)
     10.29         Lease Amendment dated November, 1995 between Roland A.
                   Stinski and FSI International, Inc. (Exhibits to Amendment
                   omitted)(13)
    *10.30         Employment Agreement entered into as of December 12, 1999 by and between FSI International, Inc. and Donald S.
                   Mitchell.(19)
     21.0          Subsidiaries of the Company (filed herewith)
     23.0          Consent of KPMG LLP (filed herewith)
     24.0          Powers of Attorney from the Directors of FSI International,
                   Inc. (filed herewith)
     27.0          Financial Data Schedule (filed herewith)

-------------------------
 (1) Filed as an Exhibit to the Company's Registration Statement on Form S-4(as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

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

(20) Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter ended August 26, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FSI INTERNATIONAL, INC.

                                            By:   /s/ DONALD S. MITCHELL
                                              ----------------------------------
                                                Donald S. Mitchell, President
                                                and
                                                Chief Executive Officer
                                                (Principal Executive Officer)

Dated: November 21, 2000

                                            By:  /s/ PATRICIA M. HOLLISTER
                                              ----------------------------------
                                                Patricia M. Hollister, Chief
                                                Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, constituting a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated.

Joel A. Elftmann, Director
James A. Bernards, Director
Terrence W. Glarner, Director
Thomas D. George, Director
Donald S. Mitchell, Director
Charles R. Wofford, Director
                                            By:  /s/ PATRICIA M. HOLLISTER
                                              ----------------------------------
                                                Patricia M. Hollister, Chief
                                                Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

Dated: November 21, 2000

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Stockholders of FSI International, Inc.:

     Under the date of October 9, 2000, we reported on the consolidated balance sheets of FSI International, Inc. and subsidiaries as of August 26, 2000 and August 28, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended August 26, 2000, as contained herein. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                /s/ KPMG LLP

Minneapolis, Minnesota
October 9, 2000

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

                                  SCHEDULE II

          VALUATION AND QUALIFYING ACCOUNTS FOR THE FISCAL YEARS ENDED
              AUGUST 26, 2000, AUGUST 28, 1999 AND AUGUST 29, 1998

                                             BALANCE AT                                       BALANCE
                                              BEGINNING                                       AT END
                                               OF YEAR       ADDITIONS        DELETIONS       OF YEAR
                                             -----------    -----------       ----------    -----------
Fiscal year ended August 26, 2000
Allowance for doubtful accounts (Deducted
  from accounts receivable)..............    $ 2,578,351    $   887,059       $  236,521    $ 3,228,889
Fiscal year ended August 28, 1999
Allowance for doubtful accounts (Deducted
  from accounts receivable)..............    $ 2,389,611    $   352,861       $  164,121    $ 2,578,351
Fiscal year ended August 29, 1998
Allowance for doubtful accounts (Deducted
  from accounts receivable)..............    $ 1,449,377    $   940,234       $       --    $ 2,389,611
Fiscal year ended August 26, 2000
Inventory reserves (Deducted
  from inventory)........................    $10,723,934    $ 3,851,107(1)    $4,971,181    $ 9,603,860
Fiscal year ended August 28, 1999
Inventory reserves (Deducted
  from inventory)........................    $10,093,195    $ 6,354,000       $5,723,261    $10,723,934
Fiscal year ended August 29, 1998
Inventory reserves (Deducted
  from inventory)........................    $ 7,536,280    $12,068,215       $9,511,300    $10,093,195

-------------------------
(1) Includes reserves acquired from YieldUP International Inc. at the time of acquisition.