Form 10-Q
period 2000-11-25
FSI INTERNATIONAL INC
filed 2001-01-08
CIK 841692

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               NOVEMBER 25, 2000
                              --------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number:                        0-17276
                       ---------------------------------------------------------

                             FSI INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 MINNESOTA                                41-1223238
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
              or organization)                         Identification No.)

322 LAKE HAZELTINE DRIVE, CHASKA, MINNESOTA                            55318
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                  952-448-5440
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                 [X] YES [ ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date:

COMMON STOCK, NO PAR VALUE - 25,443,831 SHARES OUTSTANDING AS OF DECEMBER 18,
2000

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q




PART I.            FINANCIAL INFORMATION                                                                       PAGE NO.
                   ---------------------                                                                       --------
Item 1.            Consolidated Condensed Financial Statements (unaudited):

                        Consolidated Condensed Balance Sheets as of
                        November 25, 2000 and August 26, 2000                                                         3

                        Consolidated Condensed Statements of Operations
                        for the quarters ended November 25, 2000 and
                        November 27, 1999                                                                             5

                        Consolidated Condensed Statements of Cash Flows for the
                        quarters ended November 25, 2000 and November 27, 1999                                        6

                        Notes to the Consolidated Condensed Financial Statements                                      7

Item 2.            Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                                             11

Item 3.            Quantitative and Qualitative Disclosures About Market Risk                                        22

PART II.           OTHER INFORMATION
                   -----------------

Item 1.            Legal Proceedings                                                                                 24

Item 2.            Change in Securities                                                                              26

Item 3.            Defaults upon Senior Securities                                                                   26

Item 4.            Submission of Matters to a Vote of Security Holders                                               26

Item 5.            Other Information                                                                                 26

Item 6.            Exhibits and Reports on Form 8-K                                                                  27

                   SIGNATURE                                                                                         30
                   ---------

                      PART I. Item 1. FINANCIAL INFORMATION


                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      NOVEMBER 25, 2000 AND AUGUST 26, 2000
                                   (unaudited)

                                     ASSETS



                                                                                November 25,             August 26,
                                                                                    2000                    2000
                                                                            -------------------    -------------------
Current assets:
      Cash and cash equivalents                                                    $31,456,250            $34,637,974
      Marketable securities                                                          8,037,540              7,565,222
      Trade accounts receivable, net of allowance for
         doubtful accounts of $2,893,000 and
         $3,229,000, respectively                                                   27,428,343             25,054,782
      Trade accounts receivable from affiliates                                     39,539,216             30,421,899
      Inventories                                                                   55,291,778             50,809,885
      Prepaid expenses and other current assets                                      4,548,913              4,703,050
                                                                            -------------------    -------------------

              Total current assets                                                 166,302,040            153,192,812
                                                                            -------------------    -------------------

Property, plant and equipment, at cost                                             123,579,608            123,509,375
      Less accumulated depreciation and amortization                               (64,702,741)           (64,019,948)
                                                                            -------------------    -------------------
                                                                                    58,876,867             59,489,427

Investment in affiliates                                                            20,624,470             19,628,072
Intangibles                                                                         18,471,200             19,604,070
Deposits and other assets                                                            4,246,017              4,023,087
                                                                            -------------------    -------------------

                                                                                  $268,520,594           $255,937,468
                                                                            ===================    ===================


     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      NOVEMBER 25, 2000 AND AUGUST 26, 2000
                                   (continued)
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                            November 25,            August 26,
                                                                                2000                  2000
                                                                       --------------------    -------------------
Current liabilities:
    Current maturities of long-term debt                                       $         -          $      18,997
    Trade accounts payable                                                      21,259,690             18,974,502
    Accrued expenses                                                            24,632,314             24,902,722
    Customer deposits                                                            2,161,870                      -
    Deferred revenue                                                            10,934,920             10,211,208
                                                                       --------------------    -------------------

           Total current liabilities                                            58,988,794             54,107,429

Long-term debt, less current maturities                                                  -                 41,344

Stockholders' equity:
    Preferred stock, no par value; 9,700,000 shares
        authorized, none issued and outstanding                                          -                      -
    Series A Junior Participating Preferred Stock, no par
        value:  300,000 shares authorized; none issued and
        outstanding.                                                                     -                      -
    Common stock, no par value; 50,000,000 shares
        authorized; issued and outstanding, 25,425,269
        and 25,375,332 shares at November 25, 2000
        and August 26, 2000, respectively                                      190,444,675            190,253,307
    Retained earnings                                                           19,858,935             12,194,209
    Accumulated other comprehensive income (loss)                                 (771,810)              (658,821)
                                                                       --------------------    -------------------

           Total stockholders' equity                                          209,531,800            201,788,695
                                                                       --------------------    -------------------

                                                                              $268,520,594           $255,937,468
                                                                       ====================    ===================




     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE QUARTERS ENDED NOVEMBER 25, 2000 AND NOVEMBER 27, 1999
                                   (Unaudited)

                                                                                   November 25,          November 27,
                                                                                       2000                 1999
                                                                                ------------------    -----------------
Sales (including sales to affiliates of
    $34,230,000 and $11,930,000, respectively)                                        $70,429,769          $30,906,761

Cost of goods sold                                                                     41,768,554           20,797,757
                                                                                ------------------    -----------------

      Gross profit                                                                     28,661,215           10,109,004

Selling, general and administrative expenses                                           13,530,353           11,061,385
In-process research and development write-off                                                   -            6,370,000
Research and development expenses                                                       9,301,913            8,384,811
                                                                                ------------------    -----------------

      Operating income (loss)                                                           5,828,949          (15,707,192)

Gain on sale of investment in affiliates                                                        -            5,409,744
Interest expense                                                                         (22,015)            (265,805)
Interest income                                                                           704,675              764,051
Other income (expense), net                                                                43,730               48,329
                                                                                ------------------    -----------------

      Income (loss) before income taxes                                                 6,555,339           (9,750,873)

Income taxes                                                                                    -                    -
                                                                                ------------------    -----------------

      Income (loss) before equity in earnings (losses) of affiliates                    6,555,339           (9,750,873)

Equity in earnings (losses) of affiliates                                               1,109,387             (473,308)
                                                                                ------------------    -----------------

      Net income (loss) from continuing operations                                      7,664,726          (10,224,181)

Discontinued operations:
      Loss on sale of discontinued operations                                                   -             (400,000)
                                                                                ------------------    -----------------
      Net income (loss)                                                                $7,664,726        $ (10,624,181)
                                                                                ==================    =================

Net income (loss) per common share - Basic
      Continuing operations                                                                 $0.30               ($0.43)
      Discontinued operations                                                                   -                (0.01)
                                                                                ------------------    -----------------
      Net income (loss)                                                                     $0.30               ($0.44)
                                                                                ==================    =================

Net income (loss) per common share - Diluted
      Continuing operations                                                                 $0.29               ($0.43)
      Discontinued operations                                                                   -                (0.01)
                                                                                ------------------    -----------------
      Net income (loss)                                                                     $0.29               ($0.44)
                                                                                ==================    =================

Weighted average common shares                                                         25,407,383           23,955,747

Weighted average common and potential common shares                                    26,080,111           23,955,747

     See accompanying notes to consolidated condensed financial statements.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE QUARTERS ENDED NOVEMBER 25, 2000 AND NOVEMBER 27, 1999

                                   (Unaudited)

                                                                                   November 25,           November 27,
                                                                                       2000                   1999
                                                                                 ------------------     -----------------
OPERATING ACTIVITIES:
    Net income (loss)                                                                   $7,664,726          ($10,624,181)
    Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
           Loss from discontinued operations                                                     -               400,000
           Gain on sale of investment in affiliate                                               -            (5,409,744)
           Write off of in-process research and development                                      -             6,370,000
           Depreciation                                                                  2,883,156             3,250,461
           Amortization                                                                  1,259,885               716,495
           Provision for allowance for doubtful accounts                                  (336,186)               30,000
           Provision for inventory reserves                                                809,000               432,136
           Disposal of inventory                                                          (831,408)             (490,491)
           Equity in (earnings) losses of affiliates                                    (1,109,387)              473,308
           Changes in operating assets and liabilities:
                Trade accounts receivable                                              (11,154,692)           (2,662,453)
                Inventories                                                             (4,459,485)           (6,039,497)
                Refundable income taxes                                                          -                69,598
                Prepaid expenses and other current assets                                  154,137            (1,523,537)
                Trade accounts payable                                                   2,285,188            (2,002,415)
                Accrued expenses                                                           406,281             2,031,852
                Customer deposits                                                        2,161,870              (174,646)
                Deferred revenue                                                           723,712             3,705,433
                                                                                 ------------------     -----------------
    Net cash provided by (used in)operating activities                                     456,797           (11,447,681)
                                                                                 ------------------     -----------------

INVESTING ACTIVITIES:
    Acquisition of YieldUP International Corporation, net of cash
           acquired                                                                              -            (6,521,515)
    Proceeds from sale of investment in affiliate                                                -             7,398,621
    Acquisition of property, plant and equipment                                        (2,947,285)             (414,086)
    Purchases of marketable securities                                                    (472,318)           (1,267,161)
    Maturities of marketable securities                                                          -             1,005,420
    Increase in deposits and other assets                                                 (349,945)              (95,890)
    Proceeds from sale of equipment                                                              -               622,438
                                                                                 ------------------     -----------------
          Net cash (used in) provided by investing activities                           (3,769,548)              727,827
                                                                                 ------------------     -----------------

FINANCING ACTIVITIES:
     Principal payments on long-term debt                                                  (60,341)          (30,299,265)
     Net proceeds from issuance of common stock                                            191,368               354,821
                                                                                 ------------------     -----------------
        Net cash provided by (used in) financing activities                                131,027           (29,944,444)
                                                                                 ------------------     -----------------

Decrease in cash and cash equivalents                                                   (3,181,724)          (40,664,298)
Cash and cash equivalents at beginning of period                                        34,637,974            62,326,355
                                                                                 ------------------     -----------------
Cash and cash equivalents at end of period                                             $31,456,250           $21,662,057
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

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


(1)      CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's Annual 10-K Report for the fiscal year ended August 26, 2000 previously filed with the Securities and Exchange Commission.

(2)      INVENTORIES

         Inventories are summarized as follows:

                                                                            November 25,              August 26,
                                                                               2000                     2000
                                                                        -------------------      -------------------
           Finished products                                                    $6,445,442               $6,702,005
           Work-in-process                                                      19,174,742               17,896,233
           Subassemblies                                                         6,641,183                3,880,125
           Raw materials and purchased parts                                    23,030,411               22,331,522
                                                                        -------------------      -------------------
                                                                               $55,291,778              $50,809,885
                                                                        ===================      ===================

(3)      SUPPLEMENTARY CASH FLOW INFORMATION

                                                                                      Quarters Ended
                                                                        --------------------------------------------
                                                                           November 25,              November 27,
                                                                               2000                      1999
                                                                        -------------------      -------------------
             Schedule of interest paid and income taxes paid
             (refunds received):
                   Interest                                                        $22,015                 $670,972

                   Income taxes                                                    $29,111                 ($69,598)

(4)      RECONCILIATION OF EARNINGS AND SHARE AMOUNTS USED IN EPS CALCULATION

                                                                 Basic                                        Dilutive
                                                             Income (Loss)                                  Income (Loss)
                                                               Per Share             Effect of               Per Share
                                                             -------------            Dilutive              -------------
                                                             Income (Loss)           Securities*            Income (Loss)
                                                               Available             -----------            Available To
                                            Net                To Common                Stock                  Common
FOR THE QUARTERS ENDED                 Income (Loss)          Stockholders             Options              Stockholders
                                       -------------         -------------           -----------            -------------
NOVEMBER 25, 2000
Income                                    $7,664,726          $ 7,664,726                   -               $ 7,664,726
Shares                                             -           25,407,383             672,728                26,080,111
Per share amount                                   -                $0.30               $0.01                     $0.29

NOVEMBER 27, 1999
Loss                                    ($10,624,181)        ($10,624,181)                   -             ($10,624,181)
Shares                                             -           23,955,747                    -               23,955,747
Per share amount                                   -               ($0.44)                   -                   ($0.44)


* The effect of stock options were not included in the calculation of dilutive earnings per share for the quarter ended November 27, 1999 because their inclusion would have been anti-dilutive.

(5)      COMPREHENSIVE INCOME (LOSS)

         Other comprehensive income (loss) pertains to revenues, expenses, gains and losses that are not included in the net income (loss) but rather are recorded directly in stockholders' equity. For quarters ended November 25, 2000 and November 27, 1999 the only item of other comprehensive income (loss) related to foreign currency translation adjustment. For the quarters ended November 25, 2000 and November 27, 1999 the net income (loss), items of other comprehensive income (loss) and comprehensive income (loss) are as follows:

                                                                               November 25,             November 27,
                                                                                   2000                     1999
                                                                            --------------------    ---------------------
Net income (loss)                                                                $7,664,726             ($10,624,181)

Items of other comprehensive income (loss):
  Foreign currency translation                                                     (112,989)                 524,188
                                                                            --------------------    ---------------------

Comprehensive income (loss)                                                      $7,551,737             ($10,099,993)
                                                                            ====================    =====================

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

(7)      SALE OF INVESTMENT IN AFFILIATE

         During the quarter ended November 27, 1999, the Company sold approximately 612,000 shares of its investment in Metron Technology N.V. (Metron) stock as part of Metron's initial public offering. As a result of the sale, the Company received proceeds of $7,398,621 and recognized a gain of $5,409,744. The Company's ownership percentage decreased from 32.7% to 21.7% as a result of this sale and the public offering.

         As of November 25, 2000 the Company owns approximately 2,690,000 shares of Metron Technology, N.V. with a total cost basis of approximately $15,419,000.

(8)      REALIGNMENT COSTS

         During the fourth quarter of fiscal 2000, the Company announced a realignment program closing its Mountain View and Fremont, California facilities and the discontinuance of production of the nickel iron-plating product. The Company recorded realignment charges of approximately $4,100,000 consisting of approximately $1,000,000 in reduction in its workforce which included $500,000 related to the assembled workforce intangible asset established at the time of the YieldUP acquisition. Additionally the realignment charges also included approximately $1,400,000 for consolidation of facilities, approximately $1,300,000 for liabilities associated with the discontinuance of a product and approximately $400,000 for additional inventory reserves. During the fourth quarter of fiscal 2000, $100,000 of the realignment cost was paid or utilized resulting in a balance of $4,000,000.
         During the first quarter of fiscal 2001, $1,900,000 was paid or utilized. The remaining balance of $2,100,000 to be paid or utilized in future periods.

(9)      NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes appropriate accounting for derivative instruments and hedging activities. SFAS No. 133 must be adopted for financial statements issued for fiscal years beginning after June 15, 2000. FSI adopted SFAS No. 133 in the first quarter of fiscal 2001. The impact of the adoption of SFAS No. 133 did not have a material impact on FSI's financial statements. Equity in earnings of affiliates may be more volatile due to their international operations.*

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. The Company is evaluating various practical implementation considerations. Changes in our revenue recognition policy resulting from the interpretation of SAB 101, to the extent applicable, would be effective in the fourth quarter of fiscal 2001. Since most of the equipment the Company sells includes installation, it is anticipated, under SAB 101, a portion of revenue recognition may be deferred, particularly where the equipment is integrated with other equipment. Management believes that SAB 101, to the extent applicable to us, will not affect the underlying strength or weakness of our business operations as measured by the dollar value of our product shipments and cash flows.*

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2001 COMPARED WITH THE FIRST QUARTER OF FISCAL 2000.

The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information contained herein, contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include overall industry and general economic conditions; changes in customer capacity requirements and the demand for semiconductors; global trade policies, worldwide political stability, particularly in Asia; the demand and price for semiconductors; the Company's successful execution of internal performance plans; cost reduction efforts; the cyclical nature of the Company's business; volatility of the market for certain products; the timing and success of current and future product and process development programs; performance issues with key suppliers and subcontractors; an ability to meet demand; the transition to 300 mm products; the success of the Company's affiliated distributors; the level of new orders and order delays or cancellations; legal proceedings and the timing and extent of any industry upturn or downturn. In addition, readers are also directed to the Risk Factors discussion found in the Company's Report on Form 10-K for the year ended August 26, 2000. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. FSI assumes no obligation to publicly release any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences. Such forward-looking statements are marked with an asterisk (*).

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and footnotes thereto appearing elsewhere in this report.

The following table sets forth for the fiscal quarter indicated, certain income and expense items as a percent of total sales.

                                                                           PERCENT OF SALES
                                                               ------------------------------------------
                                                                  NOVEMBER 25,           NOVEMBER 27,
FIRST QUARTER ENDED:                                                  2000                    1999
                                                               -------------------    -------------------
Sales                                                                     100.0%                 100.0%
Cost of goods sold                                                         59.3                   67.3
Gross profit                                                               40.7                   32.7
Selling, general and administrative                                        19.2                   35.8
In-process research and development                                           -                   20.6
Research and development                                                   13.2                   27.1
Operating income (loss)                                                     8.3                  (50.8)
Other income (expense), net                                                 1.0                   19.3
Income (loss) before income taxes                                           9.3                  (31.5)
Income taxes                                                                  -                      -
Equity in earnings (losses) of affiliates                                   1.6                   (1.6)
                                                               -------------------    -------------------
       Net income (loss) from continuing operations                        10.9                  (33.1)
Discontinued Operations:
       Net loss from discontinued operations                                  -                   (1.3)
                                                               -------------------    -------------------
       Net income (loss)                                                   10.9%                 (34.4)%
                                                               ===================    ===================

SALES:

Sales increased 128 percent to $70.4 million for the first quarter of fiscal 2001 as compared to $30.9 million for the first quarter of fiscal 2000. Both the Microlithography and Surface Conditioning Divisions experienced year over year sales increases, with the Surface Conditioning Division recording the largest dollar increase. The Microlithography and Surface Conditioning division sales, including their spare parts and support, each generally represent about half of total sales. With its much larger installed base, the Surface Conditioning Division has a more significant spare parts and support business than the Microlithography Division.

International sales were $39.4 million and $12.2 million for the first quarter of fiscal 2001 and 2000, respectively, and represented approximately 56% and 40%, respectively of sales during these periods. Because of its broader customer base, the Surface Conditioning Division has a higher percentage of international sales than the Microlithography Division.

As a result of the orders that were pulled into the fourth quarter of fiscal 2000, due to our sales incentive plan design and because of, certain customer requested pushouts and a few cancellations in the first quarter, our book-to-bill ratio was slightly below 1.0 for the first quarter of 2001. Without the pushouts and cancellations, our book to bill would have been nicely above
1.0 for the first quarter of 2001. FSI continues to maintain a strong backlog. Based upon current quote activity, the promising 300 mm opportunities we are pursuing and anticipated back-end-of-line application wins, we expect bookings to be up sequentially in the second quarter of fiscal 2001.*

Sales in the second quarter of fiscal 2001 are expected to be up sequentially and approximate $75 million as a result of an increase in the number of POLARIS
(R) systems shipping and the continued strong sales of our Surface Conditioning products.* FSI expects annual sales to increase in fiscal 2001 as compared to fiscal 2000*

GROSS PROFIT:

Gross profit as a percentage of sales for the first quarter of fiscal 2001 and 2000 was 40.7% and 32.7%, respectively. The improvement in margins is due to higher utilization of manufacturing capacity, a strong mix of higher margin products, and cost reduction efforts, offset by higher international sales which generally carry a lower margin.

We expect gross margins to be in the range of 40.0 to 41.0 percent in the second quarter of fiscal 2001, as a proportionately higher percentage of sales will be from lower margin products.* Our goal is to achieve approximately a 42% gross margin rate by the fourth quarter of fiscal 2001.*

FSI's gross profit margin may fluctuate as a result of a number of factors, including the mix of products sold as some products have higher margins than others, the proportion of international sales as international sales generally have lower margins, competitive pricing pressures and utilization of manufacturing capacity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses were 19.2% of sales for the first quarter of fiscal 2001 as compared to 35.8% of sales for the first quarter of fiscal 2000. The dollar increase in the amount of SG&A primarily relates to the increased sales, specifically customer service costs and incentive compensation. We expect the dollar amount of second quarter SG&A expenses to increase sequentially from the first quarter level but to decrease to below 19% of sales.* As a percentage of sales, FSI expects SG&A expenses for fiscal 2001 to be in a range of 18.5% to 19.0%.*

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses were $9.3 million for the first quarter of fiscal 2001 as compared to $8.4 million for the same period in fiscal 2000. Also in the first quarter of fiscal 2000, the Company recorded a $6.4 million in-process R&D write-off relating to the acquisition of YieldUP International Corporation.

We expect R&D expenses to increase to approximately 14% of sales in the second quarter of fiscal 2001.* We expect full year fiscal R&D expense as a percentage of sales to decrease in 2001 as compared to 2000 to a range of 14.0% to 14.5%.* We will continue to remain focused on critical technologies and strategically invest R&D dollars in the immersion technology for Surface Conditioning products, the CALYPSO(TM) spin-on dielectric product, 300mm products for both resist processing and surface conditioning and other new applications.*

OTHER INCOME (EXPENSE), NET:

Other income (expense), net was approximately $726,000 for the first quarter of fiscal 2001 as compared to $6.0 million for the first quarter of fiscal 2000. The decrease is primarily due to the $5.4 million gain recognized on the sale of approximately 612,000 shares of Metron Technology's (our affiliate) stock in its initial public offering during the first quarter of fiscal 2000, offset by reduced interest expense as a result of the debt repayment.

Interest income is expected to be between $500,000 and $700,000 per quarter for the remainder of fiscal 2001, depending upon the level of investments and the interest rates.*

INCOME TAX (BENEFIT) EXPENSE:

FSI recorded no tax benefit or expense related to its operating losses for the first quarter of fiscal 2001 or fiscal 2000.

The Company's deferred tax assets on the balance sheet as of November 25, 2000 have been fully reserved for with a valuation allowance. We will not be significantly reducing our valuation allowance in the future until we are consistently profitable on a quarterly basis. The Company anticipates it will record approximately $125,000 of tax expense for the remaining quarters of fiscal 2001 as it utilizes the YieldUP net operating loss (NOL) carryforward. Although the NOL asset was reserved for with a valuation allowance, the reduction of the valuation allowance will be offset to goodwill.

Overall, the Company has net operating loss carryforwards for federal purposes of approximately $23,800,000, which will begin to expire in fiscal year 2011 if not utilized. Of this amount, approximately $17,700,000 is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1,400,000 per year.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES:

The equity in earnings (losses) of affiliates was approximately $1.1 million of income for the first quarter of fiscal 2001, compared to approximately $473,000 of losses for the first quarter of fiscal 2000. The improvement in 2001 is due to improved operations at both affiliates.

We expect equity in earnings of affiliates to be in the $500,000 to $1.0 million range in each quarter of fiscal 2001. Second quarter of fiscal 2001 equity in earnings of affiliates is expected to be at the high end of the range.*

LIQUIDITY AND CAPITAL RESOURCES

FSI's cash and cash equivalents and marketable securities were approximately $39.5 million as of November 25, 2000 a decrease of $2.7 million from the end of fiscal 2000. The decrease in cash, cash equivalents, and marketable securities is primarily due to $2.6 million of property, plant and equipment acquisitions.

FSI's accounts receivable increased by approximately 20.7%, or $11.5 million, from the end of fiscal 2000. The majority of the increase is due to an increase in accounts receivable from affiliates of $9.1 million. The increased level of accounts receivables from affiliates was due to a higher percentage of international sales which generally have a longer collection period.

FSI's inventory increased approximately $4.5 million to $55.3 million at November 25, 2000 compared to $50.8 million at the end of fiscal 2000. The increase in inventory was primarily in work-in process and raw materials due to FSI's backlog.

As of November 25, 2000, FSI's current ratio of current assets to current liabilities was 2.8 to 1.0 and working capital was $107.3 million.

FSI had acquisitions of property, plant and equipment of approximately $2.6 million and $414,000 for the first quarter of fiscal 2001 and fiscal 2000, respectively. It is anticipated FSI will invest between $12 and $14 million in fiscal 2001 in property, plant and equipment.*

FSI believes that with existing cash, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet FSI's currently projected working capital and other cash requirements through at least mid fiscal 2002.*

FSI believes that success in its industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of FSI's strategic objectives is, as market and business conditions warrant, consider divestitures, investments or acquisitions of businesses, products or technologies particularly those that are complementary to our surface conditioning business.* FSI may fund such activities with additional equity or debt financings.* The sale of additional equity or debt securities could result in additional dilution to our shareholders.*

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes appropriate accounting for derivative instruments and hedging activities. SFAS No. 133 must be adopted for financial statements issued for fiscal years beginning after June 15, 2000. FSI adopted SFAS No. 133 in the first quarter of fiscal 2001. The impact of the adoption of SFAS No. 133 did not have a material impact on FSI's financial statements. Equity in earnings of affiliates may be more volatile due to their international operations.*

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. The Company is evaluating various practical implementation considerations. Changes in our revenue recognition policy resulting from the interpretation of SAB 101, to the extent applicable, would be effective in the fourth quarter of fiscal 2001. Since most of the equipment the Company sells includes installation, it is anticipated, under SAB 101, a portion of revenue recognition may be deferred, particularly where the equipment is integrated with other equipment. Management believes that SAB 101, to the extent applicable to us, will not affect the underlying strength or weakness of our business operations as measured by the dollar value of our product shipments and cash flows.*

RISK FACTORS

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

- The Timing of New Product and Service Announcements By Us or Our Competitors. New product announcements by us and our competitors could cause our customers to delay a purchase or to decide to purchase products of one of our competitors, which would adversely affect our revenue and, therefore, our results of operations. New product announcements by others may make it necessary for us to reduce prices on our products or offer more service options, which could adversely impact operating margins and net income.

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

The profits or losses of our affiliated distributors, Metron Technology B.V. and moFSI Ltd., can also significantly affect our financial results. We make most of our international sales through these affiliated distributors. As of November 25, 2000 we have a 20.2% ownership interest in Metron and a 49% interest in moFSI. Fiscal 2000 sales through moFSI were $11.1 million or 5.1% of our total sales. Fiscal 2000 sales through Metron were $89.7 million or 40.8% of our total sales. In addition, these affiliates also provide service and support to many of our international customers. Metron and moFSI also distribute or sell products for companies other than us. It could have a negative effect on our operating results if either of these affiliates reduced its sales efforts, lost the business of a significant company for which it distributes or sells products, lost a significant customer, or otherwise became less financially viable.

We cannot guarantee that Metron or moFSI will continue to successfully distribute our products or the products of other companies. The failure of Metron or moFSI to do so could have a significant negative effect on our results of operations.

CHANGES IN DEMAND CAUSED BY FLUCTUATIONS IN INTEREST AND CURRENCY EXCHANGE RATES MAY REDUCE OUR INTERNATIONAL SALES.

Almost all of our direct international sales are denominated in U.S. dollars. Nonetheless, changes in demand caused by fluctuations in interest and currency exchange rates may affect our international sales. Most of our international sales, however, are through our affiliated distributors. Metron's sales of our products and other companies' products are primarily denominated in U.S. dollars, but its expenses are generally denominated in foreign currencies. Accordingly, fluctuations in interest and currency exchange rates may affect Metron's financial results. Sales for moFSI are denominated in yen. As a result, U.S. dollar/yen exchange rates may affect our equity interest in moFSI's earnings.

Metron and moFSI sometimes engage in so-called "hedging" or risk-reducing transactions to try to limit the negative effects that the devaluation of foreign currencies relative to the U.S. dollar could have on operating results. They will do so if a sale denominated in a foreign currency is sufficiently large to justify the costs of hedging. To hedge a sale, Metron or moFSI will typically commit to buy U.S. dollars and sell the foreign currency at a given price at a future date. If the customer cancels the sale, Metron or moFSI may be forced to buy U.S. dollars and sell the foreign currency at market rates to meet its hedging obligations and may incur a loss in doing so. To date, the hedging activities of Metron and moFSI have not had any significant negative effect on us. The adoption of SFAS 133 by Metron and moFSI may cause more volatility in our equity in earnings of affiliates.*

BECAUSE OF THE NEED TO MEET AND COMPLY WITH NUMEROUS FOREIGN REGULATIONS AND POLICIES, THE CHANGEABILITY OF THE POLITICAL AND ECONOMIC ENVIRONMENTS IN FOREIGN JURISDICTIONS AND THE DIFFICULTY OF MANAGING BUSINESS OVERSEAS, WE MAY NOT BE ABLE TO SUSTAIN OUR HISTORICAL LEVEL OF INTERNATIONAL SALES.

We and our affiliates operate in a global market. In fiscal 2000, approximately 53% of our sales revenue derived from sales outside the United States. In fiscal 1999, this figure was 29%, and in fiscal 1998 it was 39%. These figures include sales through Metron and moFSI, which accounted for 87% of international sales in 2000, 92% in 1999 and 95% in 1998. We expect that international sales will continue to represent a significant portion of total sales. Sales to customers outside the United States involve a number of risks, including the following:

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

Some of the statements under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this report are "forward-looking statements." These statements involve known and unknown risks, uncertainties, and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are listed under "Risk Factors' and elsewhere in this report.

In some cases, you can identify forward-looking statements by terminology such as "expects," "anticipates," "intends," "may," should," "plans," "believes," "seeks," "estimates," "could," would" or the negative of such terms or other comparable terminology.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. As of November 25, 2000 our investments in affiliates include a 20.2% interest in Metron Technology (Metron) and a 49% interest in moFSI Ltd. Metron operates mainly in Europe, Asia Pacific and the United States. moFSI Ltd. operates in Japan. Approximately 89% of fiscal 2000 sales to affiliates were to Metron. We denominate all U.S. export sales in U.S. dollars.

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

Our investment in our affiliate, Metron, is accounted for by the equity method of accounting and has a carrying value on the balance sheet of approximately $15.4 million. The fair value of Metron is subject to stock market fluctuations. Based on the closing stock price of Metron of $7.13 per share on November 24, 2000, the fair value of our investment in Metron, was approximately $19.2 million. The stock price of Metron ranged from $6.63 to $36.00 per share during fiscal 2000 and from $7.13 to $13.75 per share during the first quarter of fiscal 2001.

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

On April 4, 2000 the United States District Court for the District of Delaware granted YieldUP's motion for summary judgment that the `123 and `532 patents are invalid. CFM's motion for rehearing has been denied. On July 29, the issue of whether CFM and its inventors had engaged in inequitable conduct in prosecuting the `123 and `532 patents was tried before the court. In early September the parties filed their briefs on the matter of inequitable conduct. The judge has yet to rule on the issue. If the judge finds CFM engaged in inequitable conduct, YieldUP will request the court to order CFM to pay YieldUP's attorneys fees in defending this suit. Once judgment is entered based upon the District Court's granting YieldUP's summary judgment motion, the District Court's order may be appealed by CFM.

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

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

     (a)(3)   Exhibits

              * An asterisk next to a listed Exhibit indicates it is an executive compensation plan or arrangement

              2.0  Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI
                   International, Inc. and YieldUP International, Corporation (16)
              2.1  License Agreement for Microelectronic Technology between YieldUP International, Corporation and FSI
                   International, Inc. dated January 21, 1999.  (16)
              2.2  Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp.,
                   and Semiconductor Systems, Inc. (1)
              2.3  Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group,
                   Inc.  (15)
              3.1  Restated Articles of Incorporation of the Company. (2)
              3.2  Restated and amended By-Laws. (3)
              3.5  Articles of Amendment of Restated Articles of Incorporation (17)
              4.1  Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent (6)
              4.2  Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI
                   International, Inc. and Harris Trust and Saving Bank,, National Association as Rights Agent (7)
              4.3  Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent. (20)
            *10.1  FSI International, Inc. 1997 Omnibus Stock Plan (5)
            *10.2  Split Dollar Insurance Agreement and Collateral Assignment Agreement dated December 28, 1989, between the Company and Joel A. Elftmann. (Similar agreements between the Company and each of Patricia M. Hollister, Luke R. Komarek, Benno G. Sand, Benjamin J. Sloan, Arnie DeWitt,
                   Mark Ahmann and John Ely have been omitted, but will be filed if requested in  writing by the Commission): (8)
             10.3  Lease dated June 27, 1985, between the Company and Lake Hazeltine Properties. (3)
             10.4  Lease dated September 1, 1985, between the Company and Elftmann, Wyers, Blackwood
                   Partnership. (3)
             10.5  Lease dated September 1, 1985, between the Company and Elftmann, Wyers Partnership. (3)
             10.6  Amendment No. 1 dated February 11, 1991 to lease between the Company and Elftmann, Wyers, Blackwood
                   Partnership (17)
             10.7  Amendment No. 2 dated July 31, 1999 to lease between the Company and Elftmann, Wyers, Blackwood
                   Partnership (17)
            *10.8  1989 Stock Option Plan. (4)
            *10.9  Amended and Restated Employees Stock Purchase Plan.(14)
            10.10  Shareholders Agreement among FSI International, Inc. and Mitsui & Co., Ltd. and
                   Chlorine Engineers Corp. Ltd. dated as of August 14, 1991.  (8)
            10.11  FSI Exclusive Distributorship Agreement dated as of August 14, 1991 between
                   FSI International, Inc. and moFSI, Ltd. (8)
            10.12  FSI Licensing Agreement dated as of August 14, 1991, between FSI International, Inc.
                   and moFSI, Ltd. (8)
            10.13  Amendment to FSI/Metron Distribution Agreement dated July 31, 1999 (18)

            10.15  License Agreement, dated October 15, 1991, between the Company and Texas Instruments
                   Incorporated. (9)
            10.16  Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (9)

            10.17  Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas
                   Instruments Incorporated (10)
           *10.18  Amended and Restated Directors' Nonstatutory Stock Option Plan. (11)
           *10.19  Management Agreement between FSI International, Inc. and Joel A. Elftmann, effective as of
                   June 5, 1998 (filed herewith)  (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.)(14)
           *10.20  FSI International, Inc. 1994 Omnibus Stock Plan. (12)
            10.22  First Amendment to Lease made and entered into October 31, 1995 by and between
                   Lake Hazeltine Properties and FSI International, Inc. (13)
            10.23  Distribution Agreement made and entered into as of March 31, 1998 by and between
                   FSI International, Inc. and Metron Technology B.V. (Exhibits to Agreement omitted) (14)
            10.24  Lease dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)
            10.25  Lease Rider dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)
           *10.26  Summary of Employment Arrangement between the Company and Don Mitchell dated December 12, 1999. (21)
            10.27  Distribution Agreement between FSI International, Inc.'s. Surface Conditioning Division and Metron
                   Technology B.V. effective July 10, 2000. (21)
            10.29  Lease Amendment dated November, 1995 between Roland A. Stinski and FSI International,
                   Inc. (Exhibits to Amendment omitted) (13)
           *10.30  Employment Agreement entered into as of December 12, 1999 by and between FSI International, Inc. and
                   Donald S. Mitchell. (19)

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

   (13)  Filed as an Exhibit to the Company's  Report on Form 10-K for the fiscal year ended August 26, 1995,  SEC File
         No. 0-17276 and incorporated by reference.
   (14)  Filed as an Exhibit to the Company's  Report on Form 10-K for the fiscal year ended August 29, 1998,  SEC File
         No. 0-17276, and incorporated by reference.
   (15)  Filed as an Exhibit to the Company's  Report on Form 8-K,  filed by the Company on June 23, 1999, SEC File No.
         0-17276 and incorporated by reference.
   (16)  Filed as an Exhibit to the Company's  Report on Form S-4, filed by the Company on September 13, 1999, SEC File
         No. 333-87003 and incorporated by reference.
   (17)  Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File
         No. 0-17276, and incorporated by reference.
   (18)  Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended November 27, 1999, SEC
         File No. 0-17276 and incorporated by reference.
   (19)  Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended February 26, 200, SEC
         File No. 0-17276 and incorporated by reference.
   (20)  Filed as an Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File
         No. 0-17276 and incorporated by reference.
   (21)  Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended August 26, 2000, SEC File
         No. 0-17276, and incorporated by reference.

----------------

     (b)      Reports on Form 8-K

              No reports on Form 8-K were filed during the first quarter ended November 25, 2000.

                    FSI INTERNATIONAL, INC. AND SUBSIDIARIES


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      FSI INTERNATIONAL, INC.
                                      -----------------------

                                      [Registrant]


DATE:  January 8, 2001



                                      By: /s/Patricia M. Hollister
                                          ------------------------
                                      Patricia M. Hollister,
                                      Chief Financial Officer
                                      on behalf of the
                                      Registrant and as
                                      Principal Financial and Accounting Officer