Form 10-Q
period 2001-02-24
FSI INTERNATIONAL INC
filed 2001-04-10
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	February 24, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-17276

FSI INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1223238

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

322 Lake Hazeltine Drive, Chaska, Minnesota	55318

(Address of principal executive offices)	(Zip Code)

952-448-5440

(Registrant’s telephone number, including area code)

N/A

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

[X] YES [ ] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date:

Common Stock, No Par Value — 25,657,435 shares outstanding as of March 23, 2001

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I. Item 1. FINANCIAL INFORMATION

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
FEBRUARY 24, 2001 AND AUGUST 26, 2000

ASSETS
(Unaudited)

	February 24,	August 26,
	2001	2000

Current assets:

Cash and cash equivalents	$37,361,569	$34,637,974

Marketable securities	1,856,742	7,565,222

Trade accounts receivable, net of allowance for doubtful accounts of $2,112,000 and $3,229,000, respectively	32,588,586	25,054,782

Trade accounts receivable from affiliates	35,159,481	30,421,899

Inventories	61,538,590	50,809,885

Prepaid expenses and other current assets	4,279,587	4,703,050

Total current assets	172,784,555	153,192,812

Property, plant and equipment, at cost	125,510,035	123,509,375

Less accumulated depreciation and amortization	(67,584,596)	(64,019,948)

	57,925,439	59,489,427

Investment in affiliates	21,165,419	19,628,072

Intangibles, net	17,171,328	19,604,070

Deposits and other assets	3,611,275	4,023,087

	$272,658,016	$255,937,468

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
FEBRUARY 24, 2001 AND AUGUST 26, 2000
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(Unaudited)

	February 24,	August 26,
	2001	2000

Current liabilities:

Current maturities of long-term debt	$—	$18,997

Trade accounts payable	22,753,871	18,974,502

Accrued expenses	22,046,340	24,902,722

Deferred revenue	11,594,890	10,211,208

Total current liabilities	56,395,101	54,107,429

Long-term debt, less current maturities	—	41,344

Stockholders’ equity:

Preferred stock, no par value; 9,700,000 shares authorized; none issued and outstanding	—	—

Series A Junior Participating Preferred Stock, no par value: 300,000 shares authorized; none issued and outstanding	—	—

Common stock, no par value; 50,000,000 shares authorized; issued and outstanding, 25,653,836 and 25,375,332 shares at February 24, 2001 and August 26, 2000, respectively	191,611,328	190,253,307

Retained earnings	26,165,794	12,194,209

Cumulative translation adjustment	(1,514,207)	(658,821)

Total stockholders’ equity	216,262,915	201,788,695

	$272,658,016	$255,937,468

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED FEBRUARY 24, 2001 AND FEBRUARY 26, 2000
(Unaudited)

	February 24,	February 26,
	2001	2000

Sales (including sales to affiliates of $36,394,000 and $21,325,000, respectively)	$73,854,843	$45,797,736

Cost of sales	45,181,749	28,651,690

Gross profit	28,673,094	17,146,046

Selling, general and administrative expenses	13,099,178	11,484,046

Research and development expenses	11,043,500	8,863,861

Operating income (loss)	4,530,416	(3,201,861)

Interest expense	(26,510)	(55,418)

Interest income	716,156	589,229

Other income, net	3,451	30,630

Income (loss) before income taxes	5,223,513	(2,637,420)

Income taxes	200,000	—

Income (loss) before equity in earnings (loss) of affiliates	5,023,513	(2,637,420)

Equity in earnings (loss) of affiliates	1,283,346	(450,014)

Net income (loss)	$6,306,859	$(3,087,434)

Net income (loss) per common share — Basic	$0.25	$(0.12)

Net income (loss) per common share — Diluted	$0.24	$(0.12)

Weighted average common shares	25,546,856	24,901,033

Weighted average common and potential common shares	25,847,725	24,901,033

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED FEBRUARY 24, 2001 AND FEBRUARY 26, 2000
(Unaudited)

	February 24,	February 26,
	2001	2000

Sales (including sales to affiliates of $70,624,000 and $33,255,000 , respectively)	$144,284,612	$76,704,497

Cost of sales	86,950,303	49,449,447

Gross profit	57,334,309	27,255,050

Selling, general and administrative expenses	26,629,531	22,545,431

In-process research and development write-off	—	6,370,000

Research and development expenses	20,345,413	17,248,672

Operating income (loss)	10,359,365	(18,909,053)

Gain on sale of investment in affiliates	—	5,409,744

Interest expense	(48,525)	(321,223)

Interest income	1,420,831	1,353,280

Other income, net	47,181	78,959

Income (loss) before income taxes	11,778,852	(12,388,293)

Income taxes	200,000	—

Income (loss) before equity in earnings (loss) of affiliates	11,578,852	(12,388,293)

Equity in earnings (loss) of affiliates	2,392,733	(923,322)

Net income (loss) from continuing operations	13,971,585	(13,311,615)

Discontinued operations:

Loss on sale of discontinued operations	—	(400,000)

Net income (loss)	$13,971,585	$(13,711,615)

Net income (loss) per common share — Basic

Continuing operations	$0.55	$(0.54)

Discontinued operations	—	(0.02)

Net income (loss)	$0.55	$(0.56)

Net income (loss) per common share — Diluted

Continuing operations	$0.54	$(0.54)

Discontinued operations	—	(0.02)

Net income (loss)	$0.54	$(0.56)

Weighted average common shares	25,449,711	24,428,393

Weighted average common and potential common shares	25,925,523	24,428,393

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 24, 2001 AND FEBRUARY 26, 2000
(Unaudited)

	February 24,	February 26,
	2001	2000

OPERATING ACTIVITIES:

Net income (loss)	$13,971,585	$(13,711,615)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Gain on sale of investment in affiliates	—	(5,409,744)

Loss from discontinued operations	—	400,000

Write-off of in process research and development	—	6,370,000

Depreciation	5,849,231	6,326,190

Amortization	2,663,410	1,930,275

Provision for allowance for doubtful accounts	(306,186)	60,000

Write-off of accounts receivable	(810,373)	(152,068)

Provision for inventory reserves	1,845,278	1,800,490

Disposal of inventory	(3,509,009)	(2,355,108)

Equity in (earnings) loss of affiliates	(2,392,733)	923,322

Changes in operating assets and liabilities:

Trade accounts receivable	(11,154,827)	(16,449,069)

Inventories	(8,942,752)	(10,606,788)

Prepaid and other current assets	423,463	(3,245,058)

Trade accounts payable	3,779,369	2,112,216

Accrued expenses	(2,179,693)	3,720,773

Customer deposits	—	(453,198)

Deferred revenue	1,383,682	4,358,721

Refundable income taxes	—	160,915

Net cash provided by (used in) operating activities	620,445	(24,219,746)

INVESTING ACTIVITIES:

Proceeds from sale of investment in affiliates	—	7,398,621

Proceeds from sale of equipment	—	622,438

Acquisition of property, plant and equipment	(5,084,154)	(2,456,786)

Investment in YieldUP, net of cash	—	(6,522,515)

Purchases of marketable securities	—	(1,473,511)

Maturities of marketable securities	3,138,208	10,762,913

Sale of marketable securities	2,570,272	—

Increase in deposits and other assets	181,144	(317,890)

Net cash provided by investing activities	805,470	8,013,270

FINANCING ACTIVITIES:

Principal payments on long-term debt	(60,341)	(30,317,525)

Net proceeds from issuance of common stock	1,358,021	2,276,979

Net cash provided by (used in) financing activities	1,297,680	(28,040,546)

Increase (decrease) in cash and cash equivalents	2,723,595	(44,247,022)

Cash and cash equivalents at beginning of period	34,637,974	62,326,355

Cash and cash equivalents at end of period	$37,361,569	$18,079,333

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(1)	Consolidated condensed financial statements

The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual 10-K Report for the fiscal year ended August 26, 2000 previously filed with the Securities and Exchange Commission.

(2)	Inventories

Inventories are summarized as follows:

	February 24,	August 26,
	2001	2000

Finished products	$7,785,184	$6,702,005

Work-in-process	22,770,031	17,896,233

Subassemblies	5,057,032	3,880,125

Raw materials and purchased parts	25,926,343	22,331,522

	$61,538,590	$50,809,885

(3)	Supplementary cash flow information

	Six Months Ended

	February 24,	February 26,
	2001	2000

Schedule of interest and net income taxes paid:

Interest	$48,525	$726,390

Income taxes	$824,150	$(81,926)

(4)	Reconciliation of earnings and share amounts used in EPS calculation

		Income (Loss)		Income (Loss)
		Available		Available To
		To Common		Common
		Stockholders		Stockholders
			Effect of
	Net	Basic Income	Dilutive	Dilutive Income
For the Quarters Ended	Income (Loss)	(Loss) Per Share	Securities*	(Loss) Per Share

February 24, 2001

Income	$6,306,859	$6,306,859	—	$6,306,859

Shares	—	25,546,856	300,869	25,847,725

Per share amount	—	$0.25	$(0.01)	$0.24

February 26, 2000

Loss	$(3,087,434)	$(3,087,434)	—	$(3,087,434)

Shares	—	24,901,033	—	24,901,033

Per share amount	—	$(0.12)	—	$(0.12)

For the Six Months Ended

February 24, 2001

Income	$13,971,585	$13,971,585	—	$13,971,585

Shares	—	25,449,711	475,812	25,925,523

Per share amount	—	$0.55	$(0.01)	$0.54

February 26, 2000

Loss	$(13,711,615)	$(13,711,615)	—	$(13,711,615)

Shares	—	24,428,393	—	24,428,393

Per share amount	—	$(0.56)	—	$(0.56)

* The effect of stock options were not included in the calculation of dilutive earnings per share for the quarter and six months ended February 26, 2000 because their inclusion would have been anti-dilutive.

(5)	Comprehensive income (loss)

Other comprehensive income (loss) pertains to revenues, expenses, gains and losses that are not included in the net income (loss) but rather are recorded directly in stockholders’ equity. For quarters and six months ended February 24, 2001 and February 26, 2000, the only item of other comprehensive income (loss) is related to foreign currency translation adjustment. For the quarters and six months ended February 24, 2001 and February 26, 2000 the net income (loss), items of other comprehensive income (loss) and comprehensive income (loss) are as follows:

	February 24,	February 26,
	2001	2000

For the Quarters Ended:

Net income (loss)	$6,306,859	$(3,087,434)

Items of other comprehensive income (loss):

Foreign currency translation	(742,397)	349,319

Comprehensive income (loss)	$5,564,462	$(2,738,115)

For the Six Months Ended:

Net income (loss)	$13,971,585	$(13,711,615)

Items of other comprehensive income (loss):

Foreign currency translation	(855,386)	873,507

Comprehensive income (loss)	$13,116,199	$(12,838,108)

(6)	Acquisition of YieldUP

On October 20, 1999 the Company acquired YieldUP International Corporation (YieldUP was subsequently renamed SCD Mountain View, Inc.) by paying approximately $6,083,000 in cash and issuing 1,303,000 shares of common stock to YieldUP shareholders. The Company also issued options covering 209,278 shares of its common stock in substitution for previously outstanding options to acquire shares of YieldUP’s common stock. The acquisition was accounted for under the purchase method of accounting. FSI incurred an in-process R&D write-off of $6,370,000 in the first quarter of fiscal 2000 related to the acquisition.

Prior to the acquisition, two patent infringement lawsuits were filed against YieldUP, which if resolved unfavorably could have a material adverse impact on the Company. The probability of loss and related amount cannot be presently estimated. For a discussion of the litigation, see Part II, Item 1.

(7)	Sale of investment in affiliate

During the first quarter of fiscal 2000, the Company sold approximately 612,000 shares of its investment in Metron Technology N.V. (Metron) stock as part of Metron’s initial public offering. As a result of the sale, the Company received proceeds of $7,398,621 and recognized a gain of $5,409,744. The Company’s ownership percentage decreased from 32.7% to 21.7% as a result of this sale and the public offering.

As of February 24, 2001 the Company owns approximately 2,690,000 shares of Metron Technology, N.V. with a total cost basis of approximately $15,869,000.

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

The fiscal 2000 realignment charge is summarized as follows:

		Amount Paid
		Or Utilized
	Amount	Through	Accrual at
	Charged	February 24,	February 24,
	2000	2001	2001

Severance costs	$1,000,000	$1,000,000	$—

Facility costs	1,400,000	1,000,000	400,000

Product discontinuance	1,300,000	—	1,300,000

Inventory reserves	400,000	300,000	100,000

	$4,100,000	$2,300,000	$1,800,000

The accruals of $1,800,000 remaining at February 24, 2001 are expected to be paid or utilized in the second half of fiscal 2001.

(9)	New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on the recognition,

presentation, and disclosure of revenue in financial statements of all public registrants. The Company is evaluating various practical implementation considerations. Changes in our revenue recognition policy resulting from the interpretation of SAB 101, will be effective in the fourth quarter of fiscal 2001. When the Company adopts SAB 101 in the fourth quarter of fiscal 2001, it will recognize revenue when it substantially completes the terms of the applicable sales arrangement. While the Company has not fully assessed the impact on it of the adoption of SAB 101, it believes that it may require a significant amount of its net sales to be deferred, which could be partially or totally offset by the recognition of net sales for products shipped in prior periods, as required by SAB 101. Any change in the Company’s revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle in the year ending August 25, 2001 with a restatement of prior quarters in fiscal 2001 to reflect the effect of the change. Management believes that SAB 101, to the extent applicable to us, will not affect the underlying strength or weakness of our business operations as measured by the dollar value of our product shipments and cash flows.*

(10)	Subsequent event

On March 13, 2001, in response to its revised business outlook due to the industry slowdown, the Company announced the implementation of a cost reduction plan. The plan includes a 16 percent reduction in the Company’s overall workforce or approximately 156 positions. In the third quarter the Company will record a $1.6 million realignment charge associated with the reduction in its workforce that will be allocated as follows: $350,000 to cost of goods sold, $850,000 to SG&A and $400,000 to research and development expense. Additionally, the Company implemented a delay in a merit increase for executives, executive salary cuts of ten percent and a reduction in other discretionary spending.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST HALF OF FISCAL 2001 COMPARED WITH THE SECOND QUARTER AND FIRST HALF OF FISCAL 2000.

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information contained herein, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements, including, but not limited to, anticipated fiscal 2001 revenues and the amount of fiscal 2001 third quarter sales, are subject to various risks and uncertainties, both known and unknown that could cause actual results to differ materially from those in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the length and extent of the current industry downturn; additional order delays or cancellations; savings from our cost-cutting measures may be less than anticipated; we may incur unexpected additional costs as part of our cost cutting measures; general economic conditions; changes in customer capacity requirements and the demand for semiconductors; the extent of demand for our products and our ability to meet demand; global trade policies, worldwide political stability, particularly in Asia; the demand and price for semiconductors; the Company’s successful execution of internal performance plans; the cyclical nature of the Company’s business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the transition to 300mm products; the level of new orders; the timing and success of current and future product and process development programs; the success of the Company’s affiliated distributors; legal proceeding as well as other factors listed from time to time in the Company’s SEC reports including, but not limited to, the Company’s Annual Report on Form 10K for the 2000 fiscal year. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. FSI assumes no obligation to publicly release any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences. Such forward-looking statements are marked with an asterisk (*).

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and footnotes thereto appearing elsewhere in this report.

Industry Update

Conditions have deteriorated rapidly over the past three months for both semiconductor and semiconductor equipment manufacturers. Industry analysts have recently lowered their expectations for 2001. Many companies have implemented cost control measures in response to the weak industry conditions.

In general, our customers’ inventory turns remain low as a result of weakening demand for PC’s and wireless products. The higher energy prices, the slowing in economic growth, and the impact that the stock market correction is having on consumer confidence has contributed to the slowdown in the microelectronics industry. It is now expected that industry conditions will remain weak well into the second half of calendar 2001.

Our customers are now reporting factory utilization rates of approximately 70 percent. As a result, several industry analysts are now forecasting worldwide semiconductor sales to decrease up to 1 to 5 percent in calendar 2001 as compared to the prior year.* There appears to be a strong correlation between the GDP growth rate and semiconductor sales forecasts.

North American front-end semiconductor equipment companies reported February orders of $1.5 billion and sales of $1.9 billion representing, a 0.78 book-to-bill ratio. Only four months earlier, in October 2000, orders were $2.5 billion with sales of $1.9 billion for a 1.28 book-to-bill ratio. Calendar 2001 capital spending plans are being reviewed and adjusted regularly by integrated circuit manufacturers. This has resulted in significant uncertainty regarding calendar 2001 spending levels. Analysts’ estimates range from a marginal increase to a decrease of 20 percent.

With our customers experiencing softening business conditions, they have been adjusting their capital spending plans. Their actions have resulted in a reduction in the flow of new equipment orders, some delivery pushouts, and the cancellation of certain orders in our backlog.

As a result, like many of our peers we have experienced a significant sequential reduction in incoming orders the past two quarters. Our book-to-bill ratio in the second quarter was well below 1.0, but generally in line with our industry peers. However, our backlog remained strong at approximately $140 million at the end of the second quarter.

Even with the strong backlog, we do not believe we will sustain our current $70-plus million quarterly revenue run rate for the next few quarters. In the third quarter of fiscal 2001, in response to its revised business outlook due to the industry slowdown, the Company announced the implementation of a cost reduction plan. The plan includes a 16 percent reduction in the Company’s overall workforce or approximately 156 positions. In the third quarter the Company will record a $1.6 million realignment charge associated with the reduction in its workforce that will be allocated as follows: $350,000 to cost of goods sold, $850,000 to SG&A and $400,000 to research and development expense. Additionally, the Company implemented a delay in a merit increase for executives, executive salary cuts of ten percent and a reduction in other discretionary spending.

The following table sets forth on a consolidated basis, for the fiscal period indicated, certain income and expense items as a percent of total sales.

	Percent of Sales		Percent of Sales
	Quarter Ended		Six Months Ended

	February 24,	February 26,	February 24,	February 26,
	2001	2000	2001	2000

Sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	61.2	62.6	60.3	64.5

Gross profit	38.8	37.4	39.7	35.5

Selling, general and administrative	17.7	25.1	18.5	29.4

In-process research and development	—	—	—	8.3

Research and development	15.0	19.3	14.1	22.5

Operating income (loss)	6.1	(7.0)	7.1	(24.7)

Other income (expense), net	1.0	1.3	1.0	8.5

Income (loss) before income taxes	7.1	(5.7)	8.1	(16.2)

Income taxes	0.3	—	0.1	—

Equity in earnings (losses) of affiliates	1.7	(1.0)	1.7	(1.2)

Net income (loss) from continuing operations	8.5	(6.7)	9.7	(17.4)

Discontinued operations:

Net loss from discontinued operations	—	—	—	(0.5)

Net income (loss)	8.5%	(6.7)%	9.7%	(17.9)%

Sales

Sales were $73.9 million for the second quarter of fiscal 2001 as compared to $45.8 million for the second quarter of fiscal 2000. Sales were $144.3 million for the first half of fiscal 2000 as compared to $76.7 million for the first half of fiscal 2000. Both the Microlithography and Surface Conditioning Divisions experienced year-over-year revenue increases.

International sales were $42.7 million and $20.4 million for the second quarter of fiscal 2001 and 2000, respectively, and represented approximately 58% and 45%, respectively, of sales during these periods. International sales were $82.1 million and $32.7 million for the first half of fiscal 2001 and 2000, respectively, and represented 57% and 43%, respectively, of sales during these periods.

As a result of current industry conditions, sales in the third quarter of fiscal 2001 are expected to decrease to $55 to $60 million.*

Gross profit

Gross profit as a percentage of sales for the second quarter of fiscal 2001 was 38.8% as compared to 37.4% for the second quarter of fiscal 2000. Gross profit as a percentage of sales for the first half of fiscal 2001 was 39.7% as compared to 35.5% for the first half of fiscal 2000. The improvement in gross margins is due to higher utilization of manufacturing capacity due to increased sales volume, a strong mix of higher margin products, and cost reduction efforts, partially offset by higher international sales, which generally carry a lower margin.

We expect gross margins to exceed 40.0% in the third quarter of fiscal 2001 as we begin to recognize the full benefit of product cost reduction initiatives.*

FSI’s gross profit margin does fluctuate due to a number of factors, including the mix of products sold, as some products have higher margins than others, the proportion of international sales, as some international sales generally have lower margins, OEM systems content, competitive pricing pressures and utilization of manufacturing capacity.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to 17.7 % of sales for the second quarter of fiscal 2001 as compared to 25.1% of sales for the second quarter of fiscal 2000. Selling, general and administrative expenses were 18.5% of sales for the first half of fiscal 2001 as compared to 29.4% of sales for the same period in fiscal 2000. The decrease in SG&A expense as a percent of sales is due to higher sales levels and emphasis on cost management. The increase in the amount of SG&A expense in the second quarter and the first half of fiscal 2001 as compared to the second quarter and first half of fiscal 2000 primarily relates to the increased sales, specifically customer service costs and incentive compensation.

FSI expects the amount of SG&A expenses to decrease in the third quarter of 2001 and should represent approximately 20.0% of sales excluding the third quarter realignment charges.*

Research and development expenses

Research and development expenses were $11.0 million for the second quarter of fiscal 2001 as compared to $8.9 million for the same period in fiscal 2000. Research and development expenses were $20.3 million for the first half of fiscal 2001 as compared to $17.2 million for the same period in fiscal 2000. The increase relates primarily to costs associated with the immersion cleaning product development, our reduced footprint ZETA® program and continued engineering and process qualification activities associated with our 300mm products. Also in the first quarter of fiscal 2000, FSI recorded a $6.4 million in-process R&D write-off relating to the acquisition of YieldUP International Corporation.

We expect R&D expenses to be approximately $10.5 to $11.0 million in the third quarter of fiscal 2001 excluding the third quarter realignment charge.* We will remain focused on R&D programs that provide the opportunity to generate additional near-term revenue.*

Other income, net

Other income, net was approximately $693,000 and $1,419,000 for the second quarter and first half of fiscal 2001 as compared to $564,000 and $6,521,000 for the second quarter and first half of fiscal 2000. The increase in the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000 relates primarily to an increase in interest income due to higher average cash, cash equivalents and marketable securities balances. The decrease for the first half of fiscal 2001 is primarily due to the $5.4 million gain recognized on the sale of approximately 612,000 shares of Metron Technology’s (our affiliate) stock in its initial public offering during the first quarter of fiscal 2000.

Interest income is expected to be between $600,000 and $700,000 per quarter for the remainder of fiscal 2001, depending upon the level of investments and the interest rates.*

Income taxes

Income tax expense for the second quarter and first half of fiscal 2001 was $200,000. FSI recorded no tax benefit or expense related to its operating losses for the second quarter and first half of fiscal 2000.

FSI’s deferred tax assets on the balance sheet as of February 24, 2001 have been fully reserved for with a valuation allowance. We will not be significantly reducing our valuation allowance in the future until we are consistently profitable on a quarterly basis. We anticipate that we will record approximately $200,000 of tax expense for the remaining quarters of fiscal 2001 as we utilize the YieldUP net operating loss (NOL) carryforward. Although the YieldUP NOL asset was reserved for with a valuation allowance, the reduction of the valuation allowance will be offset to goodwill.

Overall, FSI has net operating loss carryforwards for federal income tax purposes of approximately $18,500,000, which will begin to expire in fiscal year 2011 if not utilized. Of this amount, approximately $17,700,000 is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1,400,000 per year.

Equity in earnings (losses) of affiliates

The equity in earnings (losses) of affiliates was approximately $1.3 million of income for the second quarter of fiscal 2001, compared to approximately $450,000 of loss for the second quarter of fiscal 2000. The equity in earnings (losses) of affiliates was approximately $2.4 million of income for the first half of fiscal 2001, compared to $923,000 of loss for the first half of fiscal 2000. The improvement in 2001 is due to improved operations at both Metron and m·FSI.

We expect equity in earnings of affiliates to decrease slightly for the third quarter as compared to the second quarter of fiscal 2001.*

LIQUIDITY AND CAPITAL RESOURCES

FSI’s cash and cash equivalents and marketable securities were approximately $39.2 million as of February 24, 2001, a decrease of $3.0 million from the end of fiscal 2000. The decrease in cash, cash equivalents and marketable securities is primarily due to $5.1 million of property, plant and equipment acquisitions, net of cash provided by operations of $0.6 million and proceeds from issuance of common stock of $1.4 million. Based on our current fiscal year forecast, we believe that we can generate approximately $20.0 million in positive cash flow for the remainder of fiscal 2001.*

FSI’s accounts receivable increased by approximately 22.1% or $12.3 million from the end of fiscal 2000 including an increase in accounts receivable from affiliates of $4.7 million. The increase in accounts receivable relates to the timing of certain sales and due to a higher percentage of international sales which generally have a longer collection period.

FSI’s inventory increased approximately $10.7 million to $61.5 million at February 24, 2001 compared to $50.8 million at the end of fiscal 2000. The increase in inventory was primarily in work-in-process, and raw materials as a result of FSI’s backlog and the impact that customer requested pushouts and cancellations have had on FSI. In addition, we are being more aggressive with placing evaluation equipment at customers during this period in the industry cycle.

As of February 24, 2001, the Company’s current ratio of current assets to current liabilities was 3.1 to 1.0 and working capital was $116.4 million.

FSI had acquisitions of property, plant and equipment of approximately $5.1 million and $2.5 million for the first half of fiscal 2001 and 2000, respectively. It is anticipated FSI will invest between $10 and $12 million in fiscal 2001 in property, plant and equipment.*

FSI believes that with existing cash and cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet FSI’s current projected working capital and other cash requirements through at least mid fiscal 2002.*

FSI believes that success in its industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they may arise. One of FSI’s strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies particularly those that are complementary to our surface conditioning business.* FSI may fund such activities with additional equity or debt financings.* The sale of additional equity or debt securities could result in additional dilution to our stockholders.*

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. The Company is evaluating various practical implementation considerations. Changes in our revenue recognition policy resulting from the interpretation of SAB 101, will be effective in the fourth quarter of fiscal 2001. When the Company adopts SAB 101 in the fourth quarter of fiscal 2001, it will recognize revenue when it substantially completes the terms of the applicable sales arrangement. While the Company has not fully assessed the impact on it of the adoption of SAB 101, it believes that it may require a significant amount of its net sales to be deferred, which could be partially or totally offset by the recognition of net sales for products shipped in prior periods, as required by SAB 101. Any change in the Company’s revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle in the year ending August 25, 2001, with a restatement of prior quarters in fiscal 2001 to reflect the effect of the change. Management believes that SAB 101, to the extent applicable to us, will not affect the underlying strength or weakness of our business operations as measured by the dollar value of our product shipments and cash flows.*

RISK FACTORS

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

The microelectronics industry experiences periodic slowdowns, which may have a negative effect on our sales and operating results. Our business depends on the amount that manufacturers of microelectronics spend on capital equipment. The amount they spend on capital equipment depends on the existing and expected demand for semiconductor devices and products that use semiconductor devices. The microelectronics industry has experienced alternating upturns and downturns in business activity. When this occurs, some semiconductor manufacturers experience lower demand and increased pricing pressure for their products. As a result, they are likely to purchase less semiconductor processing equipment and have sometimes delayed making decisions to purchase capital equipment. In some cases, semiconductor manufacturers have cancelled or delayed orders for our products and recently there has been an increase in the amount of order delays or order cancellations. The semiconductor industry experienced a downturn in 1998 and 1999, which seriously harmed our operating results during that period. Typically, the semiconductor equipment industry has experienced more pronounced decreases in net sales that the semiconductor industry as a whole. Our net sales decreased from $162.9 million in fiscal 1997 and $161.7 million in fiscal 1998 to $113.5 million in fiscal 1999 and rebounded to $220.0 million in fiscal 2000.

We, along with others in the industry, have recently experienced a slowdown in orders for new equipment as well as delays in or cancellations of existing orders. The extent and length of the current slowdown cannot be predicted. Although there are some indications that the semiconductor industry may improve later in fiscal 2002, the rate of improvement, if any, is expected to be much lower than in fiscal 2000. However:

•	the semiconductor industry may experience other, possibly more severe and prolonged, downturns in the future;
•	any future recovery of the semiconductor industry may not result in an increased demand by semiconductor manufacturers for capital equipment or our products; and
•	the semiconductor industry may not improve in the near future.

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

To compete, we must continue to develop, manufacture, and market new or improved products that meet changing industry standards. To do this successfully, we must:

•	Select appropriate products

•	Design and develop our products efficiently and quickly

•	Implement our manufacturing and assembly processes efficiently and on time

•	Make products that perform well for our customers

•	Market and sell our products effectively; and

•	Introduce our new products in a way that does not reduce sales of our existing products

Failure of our products to gain market acceptance would adversely affect our financial condition.

We believe that our growth prospects depend upon our ability to gain customer acceptance of our products and technology. Market acceptance of products depends upon numerous factors, including compatibility with existing manufacturing processes and products, perceived advantages over competing products and the level of customer service available to support such products. Moreover, manufacturers often rely on a limited number of equipment vendors to meet their manufacturing equipment needs. As a result, market acceptance of our products may be adversely affected to the extent potential customers utilize a competitor’s manufacturing equipment. There can be no assurance that sales of new products will remain constant or grow or that we will be successful in obtaining broad market acceptance of our systems and technology.

We expect to spend a significant amount of time and resources to develop new systems and refine existing systems. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenue from the sale of any new systems. Our ability to commercially introduce and successfully market any new systems is subject to a wide variety of challenges during this development cycle, including start-up bugs, design defects and other matters that could delay introduction of these systems to the marketplace. In addition, since our customers are not obligated by long-term contracts to purchase our systems, our anticipated product orders may not materialize, or orders that do materialize may be cancelled. As a result, if we do not achieve market acceptance of new products, we may not be able to realize sufficient sales of our systems in order to recoup research and development expenditures. The failure of any of our new products to achieve market acceptance would harm our business, financial condition, results of operation and cash flows.

Future acquisitions may dilute our stockholders’ ownership interests and have other adverse consequences.

Because of consolidations in the semiconductor equipment industry served by us and other competitive factors, our management will seek to acquire additional product lines, technologies, and businesses if suitable opportunities develop. Acquisitions may result in the issuance of our stock, which may dilute our stockholders’ ownership interests and reduce earnings per share. Acquisitions may also increase debt levels and related goodwill and other intangible assets, which could have a significant negative effect on our financial condition and operating results. In addition, acquisitions involve numerous risks, including:

•	Difficulties in absorbing the new business, product line, or technology

•	Diversion of management’s attention from other business concerns

•	Entering new markets in which we have little or no experience

•	Possible loss of key employees of the acquired business

Because of the volatility of our stock price, the ability to trade FSI shares may be adversely affected and our ability to raise capital through future equity financing may be reduced.

The price of our stock has been volatile in the past and may continue to be so in the future. In the 2000 fiscal year, for example, our stock price ranged from $6.19 to $24.00 per share and for the first half of fiscal 2001 our stock price has ranged from $8.13 to $18.50 per share.

The trading price of our common shares is subject to wide fluctuations in response to various factors, some of which are beyond our control, including factors discussed elsewhere in this report and the following:

•	Failure to meet the published expectations of securities analysts for a given quarterly period

•	Changes in financial estimates by securities analysts

•	Press releases or announcements by or changes in market values of comparable companies

•	Stock market price and volume fluctuations, which is particularly common among securities of high technology companies

•	Stock market price and volume fluctuations attributable to inconsistent trading volume levels

•	Additions or departures of key personnel; and

•	Involvement in or adverse results from litigation

The prices of technology stocks, including ours, have been particularly affected by extreme fluctuations in price and volume in the stock market generally. These fluctuations have often been unrelated to the operating performance of the companies whose stock is traded. These broad stock market fluctuations may have a negative effect on our future stock price.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. To date we have not been subject to such claims, however we may in the future be the target of this type of litigation. Securities litigation may result in substantial costs and divert management’s attention and resources, which can seriously harm our business.

Because our quarterly operating results are volatile, our stock price could decrease.

In the past, our operating results have fluctuated from quarter to quarter and are likely to do so in the future. These fluctuations may have a significant impact on our stock price. The reasons for the fluctuations in our operating results, such as sales, gross profits, and net income, include:

•	The Timing of Significant Customer Orders and Customer Spending Patterns. During industry downturns, our customers may ask us to delay or even cancel the shipment of previously firm orders. Delays and cancellations may adversely affect our operating results in any particular quarter if we are unable to recognize revenue for particular sales in the quarter in which those sales were expected.

•	The Timing of New Product and Service Announcements by Us or Our Competitors. New product announcements by us and our competitors could cause our customers to delay a purchase or to decide to purchase products of one of our competitors, which would adversely affect our revenue and, therefore, our results of operations. New product announcements by others may make it necessary for us to reduce prices on our products or offer more service options, which could adversely impact operating margins and net income.

•	The Mix of Products Sold and The Market Acceptance of Our New Product Lines. The mix of products we sell varies from period to period, and because margins vary among or within different product lines, this can adversely affect our results of operations. If we fail to sell those products, which generate higher margins, our average gross margins may be lower than expected. If we fail to sell our new product lines, our revenue may be lower than expected.

•	General Global Economic Conditions or Economic Conditions in a Particular Region. When economic conditions in a region or worldwide worsen, customers may delay or cancel their orders. There may also be an increase in the time it takes to collect from our customers or even outright defaults in payments. This can negatively affect our cash flow and our results.

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

The profits or losses of our affiliated distributors, Metron Technology B.V. and m·FSI Ltd., can also significantly affect our financial results. We make most of our international sales through these affiliated distributors. As of February 24, 2001 we have a 20.1% ownership interest in Metron and a 49% interest in m·FSI. Fiscal 2000 sales through m·FSI were $11.1 million or 5.1% of our total sales. Fiscal 2000 sales through Metron were $89.7 million or 40.8% of our total sales. In addition, these affiliates also provide service and support to many of our international customers. Metron and m·FSI also distribute or sell products for companies other than us. It could have a negative effect on our operating results if either of these affiliates reduced its sales efforts, lost the business of a significant company for which it distributes or sells products, lost a significant customer, or otherwise became less financially viable.

We cannot guarantee that Metron or m·FSI will continue to successfully distribute our products or the products of other companies. The failure of Metron or m·FSI to do so could have a significant negative effect on our results of operations.

Changes in demand caused by fluctuations in interest and currency exchange rates may reduce our international sales.

Almost all of our direct international sales are denominated in U.S. dollars. Nonetheless, changes in demand caused by fluctuations in interest and currency exchange rates may affect our international sales. Most of our international sales, however, are through our affiliated distributors. Metron’s sales of our products and other companies’ products are primarily denominated in U.S. dollars, but its expenses are generally denominated in foreign currencies. Accordingly, fluctuations in interest and currency exchange rates may affect Metron’s financial results. Sales for m·FSI are denominated in yen. As a result, U.S. dollar/yen exchange rates may affect our equity interest in m·FSI’s earnings.

Metron and m·FSI sometimes engage in so-called “hedging” or risk-reducing transactions to try to limit the negative effects that the devaluation of foreign currencies relative to the U.S. dollar could have on operating results. They will do so if a sale denominated in a foreign currency is sufficiently large to justify the costs of hedging. To hedge a sale, Metron or m·FSI will typically commit to buy U.S. dollars and sell the foreign currency at a given price at a future date. If the customer cancels the sale, Metron or m·FSI may be forced to buy U.S. dollars and sell the foreign currency at market rates to meet its hedging obligations and may incur a loss in doing so. To date, the hedging activities of Metron and m·FSI have not had any significant negative effect on us. The adoption of SFAS 133 by Metron and m·FSI may cause more volatility in our equity in earnings of affiliates.*

Because of the need to meet and comply with numerous foreign regulations and policies, the changeability of the political and economic environments in foreign jurisdictions and the difficulty of managing business overseas, we may not be able to sustain our historical level of international sales.

We and our affiliates operate in a global market. In fiscal 2000, approximately 53% of our sales revenue derived from sales outside the United States. In fiscal 1999, this figure was 29%, and in fiscal 1998 it was 39%. These figures include sales through Metron and m·FSI, which accounted for 87% of international sales in 2000, 92% in 1999 and 95% in 1998. We expect that international sales will continue to represent a significant portion of total sales. Sales to customers outside the United States involve a number of risks, including the following:

•	Imposition of government controls

•	Compliance with U.S. export laws and foreign laws

•	Political and economic instability

•	Trade restrictions

•	Changes in taxes and tariffs

•	Longer payment cycles

•	Difficulty of administering business overseas; and

•	General economic conditions

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

The microelectronics equipment industry is highly competitive. We face substantial competition throughout the world. We believe that to remain competitive, we will need significant financial resources to offer a broad range of products, to maintain customer service and support, and to invest in research and development. We believe that the microelectronics industry is becoming increasingly dominated by large manufacturers who have the resources to support customers on a worldwide basis. Some of our competitors have substantially greater financial, marketing, and customer-support capabilities than us. Large equipment manufacturers may enter the market areas in which we compete. In addition, smaller, emerging microelectronics equipment companies provide innovative technology. We expect that our competitors will continue to improve the design and performance of their existing products and processes. We also expect them to introduce new products and processes with better performance and perhaps better pricing. We cannot guarantee that we will continue to compete effectively in the United States or elsewhere.

Because we do not have long-term sales commitments with our customers, if these customers decide to reduce, delay or cancel orders or choose to deal with our competitors, then our results will be adversely affected.

If our significant customers, including IBM, Texas Instruments, STMicroelectronics, 1st Silicon or Seagate Technology, reduce, delay, or cancel orders, then our operating results could suffer. Our largest customers have changed from year to year. Sales to FSI’s top five customers accounted for approximately 45%, 49% and 41% of total sales in fiscal 2000, 1999 and 1998, respectively. STMicroelectronics represented 11% of revenues in fiscal 2000. Texas Instruments accounted for 15% of revenues in fiscal 2000 and 13% of revenues during fiscal 1999. IBM accounted for 24% of revenues during fiscal 1999 and 14% of revenues during fiscal 1998. National Semiconductor accounted for 12% of revenues in fiscal 1998. We currently have no long-term sales commitments with any of our customers. Instead, we generally make sales under purchase orders.

Our backlog may not result in future net sales.

We schedule the production of our systems based in part upon order backlog. Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. In addition, while we evaluate each customer order on a case by case basis to determine qualification for inclusion in backlog, there can be no assurance that amounts included in backlog will ultimately result in future sales. A reduction in backlog during any particular period, or the failure of our backlog to result in future sales, could harm our business.

Our backlog at February 24, 2001 was $140 million of which 47% was comprised of orders from three customers. As of February 24, 2001 we had received approximately $36 million in orders from two customers that are scheduled to ship in the second half of fiscal 2002 and in fiscal 2003. All orders are subject to cancellation or delay by the customer.

Because we retained certain liabilities from the divestiture of the Chemical Management Division and agreed to indemnify BOC with respect to specified obligations and liabilities, we may experience charges in excess of the reserves established at the time of the divestiture which could negatively impact results from operations.

In connection with the divestiture of the Chemical Management Division in July 1999, we retained certain liabilities and agreed to indemnify BOC with respect to certain specified obligations and liabilities. In fiscal 2000, FSI completed the negotiations of the final closing balance sheet for the CMD divestiture to BOC. As a result, FSI established an additional $400,000 accrual for expected costs associated with completing two projects that were in process when BOC purchased the division. If we experience liabilities or charges in excess of established reserves and it is ultimately determined that an adjustment in favor of BOC is warranted, our results of operations could be adversely impacted due to additional costs associated with those reserves or the request to return to BOC a portion of the purchase price because of such adjustments.

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

We are in the process of analyzing the issues raised by the introduction of the common European currency unit, the “Euro.” The use of the Euro began on January 1, 1999 and will be phased-in through January 1, 2002. We do not expect the cost of any necessary systems modification to be material and do not anticipate that the introduction and use of the Euro will materially affect our results or those of our affiliated distributors’ international business operations. Nor do we expect the Euro to have a material effect on the currency exchange risks of our affiliated distributors’ businesses. Our management will continue to monitor the effect of the implementation of the Euro.

Changes to financial accounting standards may affect the Company’s reported results of operations.

The Company prepares its financial statements to conform with accounting principles generally accepted in the United States of America (“GAAP”). GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on the Company’s reported results and may even affect its reporting of transactions completed before a change is announced.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), entitled “Revenue Recognition in Financial Statements.” The Company will implement the provisions of SAB 101 beginning in the fourth quarter of fiscal 2001. The Company currently recognizes revenue from the sales of its products generally upon shipment, which usually precedes installation and final customer acceptance, provided that final customer acceptance and collection of the related receivable are considered at the time probable.

Effective in the fourth quarter of fiscal 2001, the Company will change its method of accounting for product sales to recognize such revenues when the contractual obligation for installation has been satisfied, or when installation is substantially complete, and customer acceptance provisions have lapsed, provided collection of the related receivable is probable. The Company believes the change in accounting principle is preferable based on guidance provided in SAB 101. The cumulative effect of the change in accounting principle will be reported as a charge in the quarter ended August 25, 2000 in the statement of operations.

Accounting policies affecting many other aspects of our business, including rules relating to purchase and pooling-of-interests accounting for business combinations, revenue recognition, in-process research and development charges, employee stock purchase plans and stock option grants, have recently been revised or are under review. Changes to those rules or the questioning of the Company’s current accounting practices may have a material adverse effect on the Company’s reported financial results or on the way it conducts business. In addition, the Company’s preparation of financial statements in accordance with GAAP requires that it make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to the Company’s estimates and could impact its future operating results.

Special note regarding forward-looking statements.

Some of the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this report are “forward-looking statements.” These statements involve known and unknown risks, uncertainties, and other factors that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are listed under “Risk Factors’ and elsewhere in this report.

In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” should,” “plans,” “believes,” “seeks,” “estimates,” “could,” would” or the negative of such terms or other comparable terminology.

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

Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. As of February 24, 2001 our investments in affiliates include a 20.1% interest in Metron Technology (Metron) and a 49% interest in m·FSI Ltd. Metron operates mainly in Europe, Asia Pacific and the United States. m·FSI Ltd. operates in Japan. Approximately 89% of fiscal 2000 and 87% of the first half of fiscal 2001 sales to affiliates were to Metron. We denominate all U.S. export sales in U.S. dollars.

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

We do not have significant exposure to changing interest rates as all material outstanding debt was repaid on September 3, 1999 and all marketable securities consist of debt instruments, 100% of which mature within one year. As of year-end, amortized cost approximates market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact of a 1% change in short-term interest rates would be approximately a $400,000 annual change in investment income based on cash, cash equivalents and marketable security balances as of August 26, 2000.

Our investment in our affiliate, Metron, is accounted for by the equity method of accounting and has a carrying value on the balance sheet of approximately $15.9 million. The fair value of Metron is subject to stock market fluctuations. Based on the closing stock price of Metron of $5.00 per share on April 2, 2001, the fair value of our investment in Metron, was approximately $13.5 million. The stock price of Metron ranged from $6.63 to $36.00 per share during fiscal 2000 and from $3.13 to $13.88 per share during the first half of fiscal 2001.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

We generate minor amounts of liquid and solid hazardous waste and use licensed haulers and disposal facilities to ship and dispose of such waste. In the past, we have received notice from state or federal enforcement agencies that we are a potentially responsible party (“PRP”) in connection with the investigation of several hazardous waste disposal sites owned and operated by third parties. In each matter, we have elected to participate in settlement offers made to all de minimis parties with respect to such sites. The risk of being named a PRP is that if any of the other PRP’s are unable to contribute their proportionate share of the liability, if any, associated with the site, those PRP’s that are able could be held financially responsible for the shortfall.

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

In October 1996, Eric C. and Angie L. Hsu (the “plaintiffs”) filed a lawsuit in the Superior Court of California, County of Alameda, Southern Division, against Semiconductor Systems, Inc. (“SSI”), a wholly-owned subsidiary of FSI that was acquired in April 1996, and the former shareholders of SSI. In the fall of 1995, pursuant to the Employee Stock Purchase and Shareholder Agreement dated November 30, 1990 between Mr. Hsu and SSI (the “Shareholder Agreement”) and in connection with Mr. Hsu’s termination of his employment with SSI in August 1995, the former shareholders of SSI purchased the shares of SSI common stock then held by Mr. Hsu. The plaintiffs claimed, among other things, that such purchase breached the Shareholder Agreement and violated the California Corporations Code, breached the fiduciary duty owed plaintiffs by the individual defendants and constituted fraud.

In September and October of this year, certain of Mr. Hsu’s claims were tried to a jury in Alameda County Superior Court in Oakland, California. At the conclusion of the trial, the jury made the following findings. The jury found that SSI breached the Shareholder Agreement between it and Eric Hsu either by allowing the other shareholders to purchase Mr. Hsu’s shares or by allowing an untimely purchase of Mr. Hsu’s shares and that the damages that resulted were approximately $2.4 million. This finding may allow Mr. Hsu to seek recovery of certain of his attorney’s fees. In addition, each of the individual defendant shareholders was found liable for conversion and damages of approximately $4.2 million were awarded. Certain individual defendants were also found to have intentionally interfered with Mr. Hsu’s prospective economic advantage and damages of approximately $3.2 million were awarded. Finally, several individual defendants and SSI were found to have violated certain provisions of the California Corporations Code and damages of approximately $2.4 million were awarded. The judge has not yet heard arguments regarding the jury verdict but SSI believes the damages awards will be found to be duplicative and not cumulative and that certain of these damages awards may be subject to reduction, including for among other things, on account of the amount paid to Mr. Hsu in connection with the purchase of his shares.

Plaintiffs are seeking to recover their attorney’s fees and to have interest awarded with respect to the jury’s findings. A hearing to consider plaintiff’s motion and defendant’s opposition was held on April 2, 2001. To date there has been no ruling on either request. In addition, damages have not yet been allocated among the respective defendants and final judgment has not yet been entered. Once judgment is entered, the matter is appealable and SSI and the individual defendants are likely to appeal the verdict on a variety of grounds. Thus, there is considerable uncertainty as to the ultimate resolution of this matter and the respective liability, if any, of the individual defendants or SSI.

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

CFM Technologies, Inc. and CFMT, Inc. (collectively “CFM”) filed a complaint against YieldUP in United States District Court for the District of Delaware in September 1995. The complaint alleged that the drying process incorporated in certain YieldUP products infringes a patent held by CFM. On October 14, 1997, a federal court for the District of Delaware ruled in YieldUP’s favor. In a written opinion granting summary judgment for YieldUP, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. To establish infringement, evidence of all three elements was required. On June 30, 1998, the United States District Court of Delaware granted CFM’s petition for re-argument of the summary judgment motion, and the re-argument briefs have been filed by both parties. The judge has not yet ruled as to whether to sustain his earlier ruling. If the original order is overturned, the litigation may proceed to trial, and the litigation and the associated costs may, and an unfavorable adjudication could, have a material adverse impact on FSI.* CFM is asking for monetary damages and an injunction against YieldUP’s use of the products at issue. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated.

CFM filed an additional complaint against YieldUP in United States District Court for the District of Delaware on December 30, 1998. The complaint alleged that the cleaning process incorporated in certain of YieldUP’s products infringes two patents held by CFM: U.S. Patent Nos. 4,917,123 and 4,778,532. YieldUP plans to vigorously defend its intellectual property rights against any and all claims. FSI believes that the additional CFM patent infringement lawsuit is without merit and that none of YieldUP’s technology and products infringes any of the CFM patents asserted in that litigation. FSI believes YieldUP’s technology is substantially different from CFM’s patented technology. YieldUP has filed an answer to the complaint and a counter claim for non-infringement and invalidity of CFM’s patents. CFM is asking for monetary damages and an injunction against YieldUP’s use of those products at issue. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. The associated costs may, and an unfavorable adjudication could, have a material adverse impact on FSI.

On April 4, 2000 the United States District Court for the District of Delaware granted YieldUP’s motion for summary judgment that the “123 and “532 patents are invalid. CFM’s motion for rehearing has been denied. On July 29, the issue of whether CFM and its inventors had engaged in inequitable conduct in prosecuting the “123 and “532 patents was tried before the court. In early September the parties filed their briefs on the matter of inequitable conduct. The judge has yet to rule on the issue. If the judge finds CFM engaged in inequitable conduct, YieldUP will request the court to order CFM to pay YieldUP’s attorneys fees in defending this suit. Once judgment is entered based upon the District Court’s granting YieldUP’s summary judgment motion, the District Court’s order may be appealed by CFM.

Other than the litigation described above or routine litigation incidental to our business, there is no material litigation to which we are a party or of which any of our property is subject.

ITEM 2.	Change in Securities

None

ITEM 3.	Defaults upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on January 24, 2001, the shareholders approved the following:

(1)	Election of three Class II Directors to serve a three-year term. The nominated directors were elected as follows:

Director-Nominee	Votes For	Votes Abstentions

Joel A. Elftmann	21,962,971	1,467,850

Willem D. Maris	21,957,683	1,473,138

Krishnamurthy Rajagopal	21,930,847	1,499,974

James A. Bernards and Donald S. Mitchell, as Class I Directors and Charles R. Wofford and Terrence W. Glarner, as Class III Directors, continue to serve as directors of the Company.

(2)	Proposal to increase the number of shares authorized under the Company’s 1997 Omnibus Stock Plan by 600,000 shares. The proposal received 19,565,058 votes for and 3,552,434 votes against. There were 313,329 abstentions.

(3)	Proposal to increase the number of shares authorized under the Company’s Employee Stock Purchase Plan by 250,000 shares. The proposal received 21,919,670 votes for and 1,203,474 votes against. There were 307,677 abstentions.

ITEM 5.	Other Information

None

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 6	Exhibits and Reports on Form 8-K

(a)(3)	Exhibits

* An asterisk next to a listed Exhibit indicates it is an executive compensation plan or arrangement

2.0	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International, Corporation (15)

2.1	License Agreement for Microelectronic Technology between YieldUP International, Corporation and FSI International, Inc. dated January 21, 1999. (15)

2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)

2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (15)

3.1	Restated Articles of Incorporation of the Company. (2)

3.2	Restated By-Laws. (3)

3.5	Articles of Amendment of Restated Articles of Incorporation (17)

4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent (6)

4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank,, National Association as Rights Agent (7)

4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent. (20)

*10.1	FSI International, Inc. 1997 Omnibus Stock Plan (5)

*10.2	Split Dollar Insurance Agreement and Collateral Assignment Agreement dated December 28, 1989, between the Company and Joel A. Elftmann. (Similar agreements between the Company and each of Patricia M. Hollister, Luke R. Komarek, Benno G. Sand, Benjamin J. Sloan, Arnie DeWitt, Mark Ahmann and John Ely have been omitted, but will be filed if requested in writing by the Commission):(8)

10.3	Lease dated June 27, 1985, between the Company and Lake Hazeltine Properties. (3)

10.4	Lease dated September 1, 1985, between the Company and Elftmann, Wyers, Blackwood Partnership. (3)

10.5	Lease dated September 1, 1985, between the Company and Elftmann, Wyers Partnership. (3)

10.6	Amendment No. 1 dated February 11, 1991 to lease between the Company and Elftmann, Wyers, Blackwood Partnership (17)

10.7	Amendment No. 2 dated July 31, 1999 to lease between the Company and Elftmann, Wyers, Blackwood Partnership (17)

*10.8	1989 Stock Option Plan. (4)

*10.9	Amended and Restated Employees Stock Purchase Plan.(14)

10.10	Shareholders Agreement among FSI International, Inc. and Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991. (8)

10.11	FSI Exclusive Distributorship Agreement dated as of August 14, 1991 between FSI International, Inc. and m·FSI, Ltd. (8)

10.12	FSI Licensing Agreement dated as of August 14, 1991, between FSI International, Inc. and m·FSI, Ltd. (8)

10.13	Amendment to FSI/Metron Distribution Agreement dated July 31, 1999 (18)

10.15	License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (9)

10.16	Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (9)

10.17	Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated (10)

*10.18	Amended and Restated Directors’ Nonstatutory Stock Option Plan. (11)

*10.19	Management Agreement between FSI International, Inc. and Donald S. Mitchell, effective as of January 2, 2001 (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.)(filed herewith)

*10.20	FSI International, Inc. 1994 Omnibus Stock Plan. (12)

10.22	First Amendment to Lease made and entered into October 31, 1995 by and between Lake Hazeltine Properties and FSI International, Inc. (13)

10.23	Distribution Agreement made and entered into as of March 31, 1998 by and between FSI International, Inc. and Metron Technology B.V. (Exhibits to Agreement omitted) (14)

10.24	Lease dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)

10.25	Lease Rider dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (13)

*10.26	Summary of Employment Arrangement between the Company and Don Mitchell dated December 12, 1999. (21)

10.27	Distribution Agreement between FSI International, Inc.’s Surface Conditioning Division and Metron Technology B.V. effective July 10, 2000. (21)

10.29	Lease Amendment dated November, 1995 between Roland A. Stinski and FSI International, Inc. (Exhibits to Amendment omitted) (13)

*10.30	Employment Agreement entered into as of December 12, 1999 by and between FSI International, Inc. and Donald S. Mitchell. (19)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, SEC File No. 33-25035, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 1989, SEC File No. 0-17276, and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended March 1, 1997, SEC File No. 0-17276, and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.

(13)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 1995, SEC File No. 0-17276 and incorporated by reference.

(14)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 29, 1998, SEC File No. 0-17276, and incorporated by reference.

(15)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 23, 1999, SEC File No. 0-17276 and incorporated by reference.

(16)	Filed as an Exhibit to the Company’s Report on Form S-4, filed by the Company on September 13, 1999, SEC File No. 333-87003 and incorporated by reference.

(17)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(18)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended November 27, 1999, SEC File No. 0-17276, and incorporated by reference.

(19)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 26, 2000, SEC File No. 0-17276, and incorporated by reference.

(20)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276, and incorporated by reference.

(21)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2000, SEC File No. 0-17276, and incorporated by reference.

(b)	Reports on Form 8-K

The Company filed an 8-K pursuant to Regulation FD dated January 24, 2001 with respect to the Company’s Annual Shareholders’ Meeting in Minneapolis, Minnesota. The filing contained certain slides from the meeting and the script from which certain Company officials presented at the meeting.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC.

[Registrant]

DATE: April 10, 2001

By:	/s/ Patricia M. Hollister

Chief Financial Officer on behalf of the Registrant and as Principal Financial Officer