Form 10-Q
period 2001-05-26
FSI INTERNATIONAL INC
filed 2001-07-09
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended	May 26, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-17276

FSI INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1223238

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

322 Lake Hazeltine Drive, Chaska, Minnesota	55318

(Address of principal executive offices)	(Zip Code)

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

YES	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date:

Common Stock, No Par Value – 25,734,615 shares outstanding as of June 29, 2001

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I. Item 1. FINANCIAL INFORMATION

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MAY 26, 2001 AND AUGUST 26, 2000

ASSETS
(Unaudited)

	May 26,	August 26,
	2001	2000

Current assets:

Cash and cash equivalents	$40,592,326	$34,637,974

Marketable securities	5,189,119	7,565,222

Trade accounts receivable, net of allowance for doubtful accounts of $2,104,000 and $3,229,000, respectively	23,429,086	25,054,782

Trade accounts receivable from affiliates	25,037,313	30,421,899

Inventories	64,922,603	50,809,885

Prepaid expenses and other current assets	5,016,092	4,703,050

Total current assets	164,186,539	153,192,812

Property, plant and equipment, at cost	127,075,199	123,509,375

Less accumulated depreciation and amortization	(70,491,305)	(64,019,948)

	56,583,894	59,489,427

Investment in affiliates	22,129,720	19,628,072

Intangibles, net	15,882,948	19,604,070

Deposits and other assets	3,569,344	4,023,087

	$262,352,445	$255,937,468

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
MAY 26, 2001 AND AUGUST 26, 2000
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(Unaudited)

	May 26,	August 26,
	2001	2000

Current liabilities:

Current maturities of long-term debt	$—	$18,997

Trade accounts payable	13,042,411	18,974,502

Accrued expenses	21,833,256	24,902,722

Deferred revenue	11,825,706	10,211,208

Total current liabilities	46,701,373	54,107,429

Long-term debt, less current maturities	—	41,344

Stockholders’ equity:

Preferred stock, no par value; 9,700,000 shares authorized; none issued and outstanding	—	—

Series A Junior Participating Preferred Stock, no par value; 300,000 shares authorized; none issued and outstanding	—	—

Common stock, no par value; 50,000,000 shares authorized; 25,710,951 and 25,375,332 shares issued and outstanding, at May 26, 2001 and August 26, 2000, respectively	191,954,597	190,253,307

Retained earnings	25,409,521	12,194,209

Cumulative translation adjustment	(1,713,046)	(658,821)

Total stockholders’ equity	215,651,072	201,788,695

	$262,352,445	$255,937,468

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MAY 26, 2001 AND MAY 27, 2000
(Unaudited)

	May 26,	May 27,
	2001	2000

Sales (including sales to affiliates of $24,194,000 and $35,175,000, respectively)	$55,635,386	$67,747,432

Cost of goods sold	34,141,854	41,694,598

Gross profit	21,493,532	26,052,834

Selling, general and administrative expenses	12,805,182	13,238,123

Research and development expenses	10,927,545	9,434,063

Operating (loss) income	(2,239,195)	3,380,648

Interest expense	(23,851)	(21,869)

Interest income	459,534	502,834

Other income, net	84,099	37,043

(Loss) income before income taxes	(1,719,413)	3,898,656

Income taxes	200,000	—

(Loss) income before equity in earnings (loss) of affiliates	(1,919,413)	3,898,656

Equity in earnings (loss) of affiliates	893,161	(204,012)

Net (loss) income	$(1,026,252)	$3,694,644

Net (loss) income per common share – Basic	$(0.04)	$0.15

Net (loss) income per common share – Diluted	$(0.04)	$0.14

Weighted average common shares	25,677,869	25,121,546

Weighted average common and potential common shares	25,677,869	26,374,790

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MAY 26, 2001 AND MAY 27, 2000
(Unaudited)

	May 26,	May 27,
	2001	2000

Sales (including sales to affiliates of $94,819,000 and $68,430,000, respectively)	$199,919,998	$144,451,929

Cost of goods sold	121,091,430	91,144,045

Gross profit	78,828,568	53,307,884

Selling, general and administrative expenses	39,434,713	35,783,554

In-process research and development write-off	—	6,370,000

Research and development expenses	31,272,958	26,682,735

Operating income (loss)	8,120,897	(15,528,405)

Gain on sale of investment in affiliates	—	5,409,744

Interest expense	(72,376)	(343,092)

Interest income	1,880,365	1,856,114

Other income, net	130,553	116,002

Income (loss) before income taxes	10,059,439	(8,489,637)

Income taxes	400,000	—

Income (loss) before equity in loss of affiliates	9,659,439	(8,489,637)

Equity in earnings (loss) of affiliates	3,285,894	(1,127,334)

Net income (loss) from continuing operations	12,945,333	(9,616,971)

Discontinued operations:

Income (loss) from operations	—	(400,000)

Net income (loss)	$12,945,333	$(10,016,971)

Net income (loss) per common share – Basic:

Continuing operations	$0.51	$(0.39)

Discontinued operations	—	(0.02)

Net income (loss)	$0.51	$(0.41)

Net income (loss) per common share – Diluted:

Continuing operations	$0.50	$(0.39)

Discontinued operations	—	(0.02)

Net income (loss)	$0.50	$(0.41)

Weighted average common shares	25,496,123	24,659,444

Weighted average common and potential common shares	25,923,244	24,659,444

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 26, 2001 AND MAY 27, 2000
(Unaudited)

	May 26,	May 27,
	2001	2000

OPERATING ACTIVITIES:

Net income (loss)	$12,945,333	$(10,016,971)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Gain on sale of investment in affiliates	—	(5,409,744)

Loss from discontinued operations	—	400,000

Write-off of in-process research and development	—	6,370,000

Depreciation	8,802,685	9,389,073

Amortization	4,055,759	3,199,382

Provision for allowance for doubtful accounts	(276,186)	1,069,764

Write-off of accounts receivable	(848,550)	(149,797)

Provision for inventory reserves	2,350,392	3,049,624

Disposal of inventory	(4,607,680)	(4,880,942)

Equity in (earnings) loss of affiliates	(3,285,894)	1,127,334

Changes in operating assets and liabilities:

Trade accounts receivable	8,135,018	(21,360,894)

Inventories	(11,733,208)	(13,527,689)

Refundable income taxes	—	160,915

Prepaid expenses and other current assets	(313,042)	(6,009,640)

Trade accounts payable	(5,932,091)	4,279,240

Accrued expenses	(2,392,777)	6,926,009

Customer deposits	—	(453,198)

Deferred revenue	1,614,498	3,141,224

Net cash provided by (used in) operating activities	8,514,257	(22,696,310)

INVESTING ACTIVITIES:

Proceeds from sale of investment in affiliates	—	7,398,621

Acquisition of property, plant and equipment	(6,696,063)	(6,362,753)

Investment in YieldUP, net of cash	—	(6,522,515)

Purchase of marketable securities	(10,164,068)	(5,960,624)

Maturities of marketable securities	12,540,171	22,824,529

Decrease (increase) in deposits and other assets	119,106	(1,274,638)

Proceeds from sale of equipment	—	622,438

Net cash (used in) provided by investing activities	(4,200,854)	10,725,058

FINANCING ACTIVITIES:

Principal payments on long-term debt	(60,341)	(30,336,224)

Net proceeds from issuance of common stock	1,701,290	3,187,280

Net cash provided by (used in) financing activities	1,640,949	(27,148,944)

Increase (decrease) in cash and cash equivalents	5,954,352	(39,120,196)

Cash and cash equivalents at beginning of period	34,637,974	62,326,355

Cash and cash equivalents at end of period	$40,592,326	$23,206,159

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)
(1)	Consolidated condensed financial statements

The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual 10-K Report for the fiscal year ended August 26, 2000, previously filed with the Securities and Exchange Commission.

(2)	Inventories

Inventories are summarized as follows:

	May 26,	August 26,
	2001	2000

Finished products	$6,519,424	$6,702,005

Work-in-process	22,478,421	17,896,233

Subassemblies	5,295,822	3,880,125

Raw materials and purchased parts	30,628,936	22,331,522

	$64,922,603	$50,809,885

(3)	Supplementary cash flow information

	Nine Months Ended
	May 26,	May 27,
	2001	2000

Schedule of interest and income taxes paid (received):

Interest	$72,376	$748,259

Income taxes	$901,400	($23,576)

(4)	Reconciliation of earnings and share amounts used in EPS calculation

		Income (Loss)
		Available to		Income
		Common	Effect of	(Loss)Available
		Stockholders	Dilutive	to Common
	Net	Basic	Securities*	Stockholders
	Income	Income(Loss)	Stock	Dilutive Income
For the Quarters Ended	(Loss)	Per Share	Options	(Loss) Per Share

May 26, 2001

Loss	($1,026,252)	($1,026,252)	—	($1,026,252)

Shares		25,677,869	—	25,677,869

Per share amount		$(0.04)	—	$(0.04)

May 27, 2000

Income	$3,694,644	$3,694,644	—	$3,694,644

Shares		25,121,546	1,253,244	26,374,790

Per share amount		$0.15	$(0.01)	$0.14

For the Nine Months Ended

May 26, 2001

Income	$12,945,333	$12,945,333	—	$12,945,333

Shares		25,496,123	427,121	25,923,244

Per share amount		$0.51	$(0.01)	$0.50

May 27, 2000

Loss	($10,016,971)	($10,016,971)	—	($10,016,971)

Shares		24,659,444	—	24,659,444

Per share amount		$(0.41)	—	$(0.41)

* The effect of stock options were not included in the calculation of dilutive earnings per share for the three months ended May 26, 2001 and the nine months ended May 27, 2000 because their inclusion would have been anti-dilutive.

(5)	Comprehensive income (loss)

Other comprehensive income (loss) pertains to revenues, expenses, gains and losses that are not included in the net income (loss) but rather are recorded directly in stockholders’ equity. For the quarters and nine months ended May 26, 2001 and May 27, 2000, the only item of other comprehensive income (loss) is related to foreign currency translation adjustments. For the quarters and nine months ended May 26, 2001 and May 27, 2000 net income (loss), items of other comprehensive income (loss) and comprehensive income (loss) are as follows:

	May 26, 2001	May 27, 2000

For the Quarters Ended:

Net (loss) income	($1,026,252)	$3,694,644

Items of other comprehensive income (loss):

Foreign currency translation	(198,839)	(55,337)

Comprehensive (loss) income	($1,225,091)	$3,639,307

For the Nine Months Ended:

Net income (loss)	$12,945,333	($10,016,971)

Items of other comprehensive income (loss):

Foreign currency translation	(1,054,225)	818,170

Comprehensive income (loss)	$11,891,108	($9,198,801)

(6)	Acquisition of YieldUP

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

Prior to the acquisition, two patent infringement lawsuits were filed against YieldUP, which if resolved unfavorably could have a material adverse impact on the Company. The probability of loss and any related amount of loss cannot be presently estimated. For a discussion of the litigation, see Part II, Item 1.

(7)	Sale of investment in affiliate

During the first quarter of fiscal 2000, the Company sold approximately 612,000 shares of its investment in Metron Technology N.V. (Metron) stock as part of Metron’s initial public offering. As a result of the sale, the Company received proceeds of $7,398,621 and recognized a gain of $5,409,744. As of May 26, 2001 the Company owns approximately 2,690,000 shares or 21.1 percent of Metron Technology, N.V. with a total cost basis of approximately $17,276,000. Based on the closing stock price of Metron of $7.98 per share on May 25, 2001, the fair value of our investment in Metron was approximately $21.5 million. The stock price of Metron ranged from $6.63 to $36.00 per share during fiscal 2000 and from $3.13 to $14.00 per share during the first nine months of fiscal 2001.

(8)	Realignment Costs

During the third quarter of fiscal 2001, due to the industry slowdown, the Company announced the implementation of a cost reduction plan. The plan included a 16 percent reduction in the Company’s overall workforce or approximately 156 positions. In the third quarter the Company recorded a $1.6 million realignment charge for the reduction in its workforce that was allocated as follows: $310,000 to cost of goods sold, $916,000 to SG&A and $374,000 to research and development expense. Additionally, the Company implemented a delay in a merit increase for executives, executive salary cuts of ten percent and a reduction in other discretionary spending. Accruals of $462,000 related to severance costs remained at May 26, 2001 and are expected to be paid or utilized by the end of fiscal 2002.

During the fourth quarter of fiscal 2000, the Company announced a realignment program closing its Mountain View and Fremont, California facilities and the discontinuance of the nickel iron-plating product. The Company recorded realignment charges of approximately $4,100,000 consisting of approximately $1,000,000 of expense in a reduction in its workforce which included $500,000 related to the assembled workforce intangible asset established at the time of the YieldUP acquisition. Additionally the realignment charges also included approximately $1,400,000 for consolidation of facilities, approximately $1,300,000 for liabilities associated with the discontinuance of a product and approximately $400,000 for additional inventory reserves.

The fiscal 2000 realignment charge is summarized as follows:

		Amount Paid
		Or Utilized
	Amount	Through	Accrual at
	Charged	May 26,	May 26,
	2000	2001	2001

Severance costs	$1,000,000	$1,000,000	$—

Facility costs	1,400,000	1,210,000	190,000

Product discontinuance	1,300,000	1,300,000	—

Inventory reserves	400,000	400,000	—

	$4,100,000	$3,910,000	$190,000

The accruals of $190,000 remaining at May 26, 2001 are expected to be paid or utilized in the fourth quarter of fiscal 2001.

(9)	New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. As a result of SAB 101, the Company will be recognizing equipment revenue upon acceptance for all new products, new customers and new applications. The Company will recognize equipment revenue upon shipment where the Company has previously supplied equipment with the same specifications to the customer and will defer service revenue related to installation until the completion of the installation. The Company will recognize equipment revenue upon shipment to its distributors as the distributors are responsible for post-shipment activities, including installation, labor, warranty, customer service, among other things. Changes in our revenue recognition policy resulting from the interpretation of SAB 101 will be effective in the fourth quarter of fiscal 2001. During the third quarter, the Company continued its assessment of the impact of SAB 101 and has concluded that the impact of the adoption of SAB 101 will require a significant amount of the Company’s net sales to be deferred, which could be partially or totally offset by the recognition of new sales for products shipped in prior periods, as required by SAB 101. The change in the Company’s revenue recognition policy resulting from the implementation of SAB 101 will be reported as a change in accounting principle in the year ending August 25, 2001 with a restatement of prior quarters in fiscal 2001 to reflect the effect of the change. The cumulative effect of the change in accounting principle will have a significant effect on shareholders’ equity as of August 27, 2000. Management believes that SAB 101 will not affect the underlying strength or weakness of our business operations as measured by the dollar value of our cash flows.*

(10)	Subsequent Event

On June 8, 2001, in response to the continuing weakness in the industry, the Company announced the implementation of additional cost reduction actions which included a 12% reduction in the Company’s overall workforce, or approximately 95 positions. This is in addition to the cost reductions announced March 13, 2001, which included a 16 percent reduction in force, a merit increase delay for executives, executive salary cuts of 10 percent and a reduction in other discretionary spending costs. The Company’s headcount will be approximately 715 after the workforce reduction. In the fourth quarter, the Company will record a $1.0 million realignment charge associated with the June reduction in its workforce that will be allocated as follows: $302,000 to cost of goods sold, $538,000 to SG&A and $160,000 to research and development expense.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2001 COMPARED WITH THE THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2000.

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information contained herein, contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements, including, but not limited to, anticipated fiscal 2001 revenues and the amount of fiscal 2001 fourth quarter sales, are subject to various risks and uncertainties, both known and unknown that could cause actual results to differ materially from those in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the length and extent of the current industry softening; additional order delays or cancellations; savings from our cost-cutting measures may be less than anticipated; we may incur unexpected additional costs as part of our cost cutting measures; general economic conditions; changes in customer capacity requirements and the demand for semiconductors; the extent of demand for our products and our ability to meet demand; global trade policies, worldwide political stability, particularly in Asia; the demand and price for semiconductors; the Company’s successful execution of internal performance plans; the cyclical nature of the Company’s business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the transition to 300mm products; the level of new orders; the timing and success of current and future product and process development programs; the success of the Company’s affiliated distributors; and legal proceeding; as well as other factors listed from time to time in the Company’s SEC reports including, but not limited to, the Company’s Annual Report on Form 10K for the 2000 fiscal year. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. FSI assumes no obligation to publicly release any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences. Such forward-looking statements are marked with an asterisk (*).

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and footnotes thereto appearing elsewhere in this report.

Industry Update

Industry conditions have deteriorated rapidly over the past six months for both semiconductor and semiconductor equipment manufacturers. Companies and analysts have lowered their expectations for 2001 and 2002 based upon their views of when a sustained recovery will begin. Many companies have implemented cost control measures in response to the weak industry conditions.

Higher energy prices and the slowing of economic growth have contributed to the slowdown in the microelectronics industry. Semiconductor manufacturers inventory turns remain low as a result of the weak demand for PC’s and wireless products. It is now expected that industry conditions will remain weak through calendar 2001 and a sustainable recovery is not anticipated until global economic conditions stabilize and start to improve.*

Our customers are reporting factory utilization rates of approximately 60 percent, with some foundry manufacturers reporting utilization rates as low as 30 to 40 percent. Industry analysts are forecasting worldwide semiconductor sales to decrease 15 to 20 percent in calendar 2001, as compared to the prior year.* However, a number of industry analysts recently forecasted 15 plus percent semiconductor growth in calendar 2002.*

North American semiconductor equipment companies reported April orders of $713 million and sales of $1.7 billion, representing a 0.42 book-to-bill ratio. Only six months earlier, in October 2000, orders were $3.0 billion with sales of $2.6 billion, for a 1.16 book-to-bill ratio. Calendar 2001 capital spending plans are being reviewed and adjusted regularly by semiconductor manufacturers. Calendar 2001 spending levels are now expected to decrease 30 percent or more from 2000 levels.*

With monthly North American equipment orders well below $1 billion, we believe that the bottom is clearly in sight.* Unfortunately, the industry may bounce along the bottom for a few more quarters before a sustainable recovery begins. We do not believe that the recovery will occur until general economic conditions improve.* Any sustainable recovery would be driven by 300mm, .13 micron process, and copper interconnect spending.

As a result, like many of our peers we have experienced a significant sequential reduction in incoming orders the past two fiscal quarters.* Our book-to-bill ratio in the third quarter was well below 1.0, but generally in line with our industry peers. However, our backlog remained strong at above $100 million at the end of the third quarter.

Even with the strong backlog, we do not believe we will sustain our current $50-plus million quarterly revenue run rate for the next few quarters. In the fourth quarter of fiscal 2001 in response to the continuing weakness in the industry, the Company announced the implementation of additional cost reductions. The plan includes a 12 percent reduction in the Company’s overall workforce or approximately 95 positions. This is in addition to the cost reductions announced March 13, 2001, which included a 16 percent reduction in force, a merit increase delay for executives, executive salary cuts of 10 percent and a reduction in other discretionary spending costs. The Company’s headcount will be approximately 715 after the workforce reduction. In the fourth quarter the Company will record a $1.0 million realignment charge associated with the June reduction in its workforce that will be allocated as follows: $302,000 to cost of goods sold, $538,000 to SG&A and $160,000 to research and development expense.

The following table sets forth on a consolidated basis, for the fiscal period indicated, certain income and expense items from continuing operations as a percent of total sales.

	Percent of Sales		Percent of Sales
	Quarter Ended		Nine Months Ended

	May 26,	May 27,	May 26,	May 27,
	2001	2000	2001	2000

Sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	61.4	61.5	60.6	63.1

Gross profit	38.6	38.5	39.4	36.9

Selling, general and administrative	23.0	19.6	19.7	24.8

In-process research and development	—	—	—	4.4

Research and development	19.6	13.9	15.7	18.5

Operating income (loss)	(4.0)	5.0	4.0	(10.8)

Other income, net	0.9	0.8	1.0	4.9

Income (loss) before income taxes	(3.1)	5.8	5.0	(5.9)

Income taxes	0.3	—	0.2	—

Equity in earnings (losses) of affiliates	1.6	(0.3)	1.7	(0.8)

Net income (loss) from continuing operations	(1.8)	5.5	6.5	(6.7)

Discontinued operations:

Net loss from discontinued operations	—	—	—	(0.3)

Net income (loss)	(1.8)%	5.5%	6.5%	(7.0)%

Sales

Sales were $55.6 million for the third quarter of fiscal 2001 as compared to $67.7 million for the third quarter of fiscal 2000 and $73.9 million for the second quarter of fiscal 2001. The decrease in sales occurred in Surface Conditioning products and in spare parts and service sales offset by an increase in sales of Microlithography products. Sales were $199.9 million for the first nine months of fiscal 2001 as compared to $144.5 million for the first nine months of fiscal 2000. Both the Microlithography and Surface Conditioning Divisions experienced sales increases for the nine month period.

International sales were $25.8 million and $43.7 million for the third quarter of fiscal 2001 and 2000, respectively, and represented approximately 46% and 65%, respectively, of sales during these periods. International sales were $107.9 million and $76.2 million for the first nine months of fiscal 2001 and 2000, respectively, and represented 54% and 53%, respectively, of sales during these periods. Sales to customers in Europe and the United States increased year-over-year for both the third quarter and first nine months, while we experienced a significant decline in sales to the heavily foundry weighted Asia Pacific region.

Sales in the fourth quarter of fiscal 2001 are expected to be approximately $44 to $50 million.* All revenue expectations are stated before the impact of the adoption of Staff Accounting Bulletin No. 101, which will occur in the fourth quarter of fiscal 2001.

Gross profit

Gross profit as a percentage of sales for the third quarter of fiscal 2001 was 38.6% as compared to 38.5% for the third quarter of fiscal 2000. Gross profit as a percentage of sales for the first nine months of fiscal 2001 was 39.4% as compared to 36.9% for the first nine months of fiscal 2000. The improvement in gross profit margins is due primarily to cost reduction activities partially offset by the lower levels of capacity utilization and a higher mix of lower margin products.

FSI’s gross profit margin does fluctuate due to a number of factors, including the mix of products sold, as some products have higher margins than others, the proportion of international sales, as international sales generally have lower margins, OEM system content, competitive pricing pressures and utilization of manufacturing capacity.

We expect gross margin percentages to be lower in the fourth quarter of fiscal 2001 as compared to the third quarter due to lower revenue levels.*

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $12.8 million for the third quarter of fiscal 2001 as compared to $13.2 million for the third quarter of fiscal 2000. Selling, general and administrative expenses increased to $39.4 million for the first nine months of fiscal 2001 as compared to $35.8 million for the same period in fiscal 2000. The decrease in SG&A expense for the third quarter of fiscal 2001 as compared to third quarter 2000 is due to cost reductions implemented in March 2001, including the reduction in force. In addition, there was a decrease in commission expense due to lower sales and order levels. The increase in SG&A for the first nine months of fiscal 2001 as compared to the first nine months of fiscal 2000 is due primarily to increased service expenses offset by cost reduction efforts.

FSI expects the amount of SG&A expenses in the fourth quarter of fiscal 2001 to decrease from the third quarter level. However, as a result of the lower sales level, as a percent of sales, SG&A expenses are expected to increase.*

Research and development expenses

Research and development expenses increased to $10.9 million for the third quarter of fiscal 2001 as compared to $9.4 million for the same period in fiscal 2000. Research and development expenses increased to $31.3 million for the first nine months of fiscal 2001 as compared to $26.7 million for the same period in fiscal 2000. The increases relate primarily to costs associated with the immersion cleaning product development, our reduced footprint ZETA® program and continued engineering and process qualification activities associated with our 300 mm products. Also in the first quarter of fiscal 2000, FSI recorded a $6.4 million in-process R&D write-off relating to the acquisition of YieldUP International Corporation.

R&D expenses in the fourth quarter of fiscal 2001 are expected to decrease as compared to the third quarter. However, R&D expenses are expected to increase as a percentage of sales in the fourth quarter as compared to the third quarter level.*

Other income, net

Other income (expense), net was approximately $520,000 and $1,939,000 for the third quarter and first nine months of fiscal 2001, respectively, as compared to $518,000 and $7,039,000 for the third quarter and first nine months of fiscal 2000, respectively. The decrease for the first nine months of fiscal 2001 is primarily due to the $5.4 million gain recognized on the sale of approximately 612,000 shares of Metron Technology’s (our affiliate) stock in its initial public offering during the first quarter of fiscal 2000.

Other income, net is expected to continue to run between $500,000 and $600,000 per quarter, depending on the amount of cash invested and interest rate for the period.*

Income tax expense (benefit)

Income tax expense for the third quarter and first nine months of fiscal 2001 was $200,000 and $400,000, respectively. FSI recorded no tax benefit or expense related to its operating losses for the third quarter and first nine months of fiscal 2000.

FSI’s deferred tax assets on the balance sheet as of May 26, 2001 have been fully reserved for with a valuation allowance. We will not be significantly reducing our valuation allowance in the future until we are consistently profitable on a quarterly basis. We anticipate that we will record approximately $200,000 of tax expense in the fourth quarter of fiscal 2001 as we utilize the YieldUP net operating loss (NOL) carryforward. Although the YieldUP NOL asset was reserved for with a valuation allowance, the reduction of the valuation allowance will be offset to goodwill.

Overall, FSI has net operating loss carryforwards for federal income tax purposes of approximately $18,500,000, which will begin to expire in fiscal year 2011 if not utilized. Of this amount, approximately $17,700,000 is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1,400,000 per year.

Equity in (loss) earnings of affiliates

The equity in earnings (losses) of affiliates was approximately $893,000 of income for the third quarter of fiscal 2001 compared to approximately a $204,000 loss for the third quarter of fiscal 2000. The equity in earnings (losses) of affiliates was approximately $3,286,000 of income for the first nine months of fiscal 2001 compared to a $1,127,000 of loss for the first nine months of fiscal 2000. The improvement in 2001 is due to improved operations at both Metron and m-FSI.

We expect equity in earnings of affiliates to be between $700,000 and $800,000 for fourth quarter, with an increase in the contribution from m-FSI as compared to previous quarters.*

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents and marketable securities were approximately $45.8 million as of May 26, 2001, an increase of $3.6 million from the end of fiscal 2000. The increase in cash, cash equivalents and marketable securities is due to cash provided by operations of $8.5 million, offset by $6.7 million of property, plant and equipment acquisitions. Based on our current fiscal year forecast, we believe that we can generate approximately $10.0 million in positive cash flow in fiscal 2001.*

The Company’s accounts receivable decreased by approximately 12.6% or $7.0 million from the end of fiscal 2000 including a decrease in accounts receivable from affiliates of $5.4 million. The decrease in accounts receivable is primarily due to lower sales revenues.

The Company’s inventory increased approximately $14.1 million to $64.9 million at May 26, 2001 compared to $50.8 million at the end of fiscal 2000. The increase in inventory was primarily in work-in-process and raw materials as a result of FSI’s backlog and the impact that customer requested pushouts and cancellations have had on FSI.

As of May 26 2001, the Company’s current ratio of current assets to current liabilities was 3.5 to 1.0 and working capital was $117.5 million.

The Company had acquisitions of property, plant and equipment of approximately $6.7 million and $6.4 million for the first nine months of fiscal 2001 and 2000, respectively. It is anticipated FSI will invest approximately $8.0 to $9.0 million in fiscal 2001 in property, plant and equipment.*

The Company believes that with existing cash, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet FSI’s current projected working capital and other cash requirements through at least fiscal 2002.*

FSI believes that success in its industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of FSI’s strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies particularly those that are complementary to our surface conditioning business.* FSI may fund such activities with additional equity or debt financings.* The sale of additional equity or debt securities could result in additional dilution to our stockholders.*

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. As a result of SAB 101, the Company will be recognizing equipment revenue upon acceptance for all new products, new customers and new applications. The Company will recognize equipment revenue upon shipment where the Company has previously supplied equipment with the same specifications to the customer and will defer service revenue related to installation until the completion of the installation. The Company will recognize equipment revenue upon shipment to its distributors as the distributors are responsible for post-shipment activities, including installation, labor, warranty, customer service, among other things. Changes in our revenue recognition policy resulting from the interpretation of SAB 101 will be effective in the fourth quarter of fiscal 2001. During the third quarter, the Company continued its assessment of the impact of SAB 101 and has concluded that the impact of the adoption of SAB 101 will require a significant amount of the Company’s net sales to be deferred, which could be partially or totally offset by the recognition of new sales for products shipped in prior periods, as required by SAB 101. The change in the Company’s revenue recognition policy resulting from the implementation of SAB 101 will be reported as a change in accounting principle in the year ending August 25, 2001 with a restatement of prior quarters in fiscal 2001 to reflect the effect of the change. The cumulative effect of the change in accounting principle will have a significant effect on shareholders’ equity as of August 27, 2000. Management believes that SAB 101 will not affect the underlying strength or weakness of our business operations as measured by the dollar value of our cash flows.*

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

The microelectronics industry experiences periodic slowdowns, which may have a negative effect on our sales and operating results. Our business depends on the amount that manufacturers of microelectronics spend on capital equipment. The amount they spend on capital equipment depends on the existing and expected demand for semiconductor devices and products that use semiconductor devices. The microelectronics industry has experienced alternating upturns and downturns in business activity. When this occurs, some semiconductor manufacturers experience lower demand and increased pricing pressure for their products. As a result, they are likely to purchase less semiconductor processing equipment and have sometimes delayed making decisions to purchase capital equipment. In some cases, semiconductor manufacturers have cancelled or delayed orders for our products and over the past six months there has been an increase in the amount of order delays or order cancellations. The semiconductor industry experienced a downturn in 1998 and 1999, which seriously harmed our operating results during that period. Typically, the semiconductor equipment industry has experienced more pronounced decreases in net sales than the semiconductor industry as a whole. Our net sales decreased from $162.9 million in fiscal 1997 and $161.7 million in fiscal 1998 to $113.5 million in fiscal 1999 and rebounded to $220.0 million in fiscal 2000.

We, along with others in the industry, have recently experienced a significant slowdown in orders for new equipment as well as delays in or cancellations of existing orders. The extent and length of the current slowdown cannot be predicted. Although there are some indications that the semiconductor industry may begin to recover from the current slowdown later in fiscal 2002, the rate of improvement, if any, is expected to be much lower than in fiscal 2000. However:

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

Our business and results of operations could decline if we do not develop and successfully introduce new or improved products that the market accepts. The technology used in microelectronics manufacturing equipment and processes changes rapidly. Industry standards change constantly and equipment manufacturers frequently introduce new products. We believe that microelectronics manufacturers increasingly rely on equipment manufacturers like us to:

•	Design and develop more efficient manufacturing equipment;
•	Design and implement improved processes for microelectronics manufacturers to use; and
•	Make their equipment compatible with equipment made by other equipment manufacturers.

To compete, we must continue to develop, manufacture, and market new or improved products that meet changing industry standards. To do this successfully, we must:

•	Select appropriate products;
•	Design and develop our products efficiently and quickly;
•	Implement our manufacturing and assembly processes efficiently and on time;
•	Make products that perform well for our customers;
•	Market and sell our products effectively; and
•	Introduce our new products in a way that does not reduce sales of our existing products.

Failure of our products to gain market acceptance would adversely affect our financial condition.

We believe that our growth prospects depend upon our ability to gain customer acceptance of our products and technology, particularly 300 mm products. Market acceptance of products depends upon numerous factors, including compatibility with existing manufacturing processes and products, perceived advantages over competing products and the level of customer service available to support such products. Moreover, manufacturers often rely on a limited number of equipment vendors to meet their manufacturing equipment needs. As a result, market acceptance of our products may be adversely affected to the extent potential customers utilize a competitor’s manufacturing equipment. There can be no assurance that sales of new products will remain constant or grow or that we will be successful in obtaining broad market acceptance of our systems and technology.

We expect to spend a significant amount of time and resources to develop new systems and refine existing systems. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenue from the sale of any new systems. Our ability to commercially introduce and successfully market any new systems is subject to a wide variety of challenges during this development cycle, including start-up bugs, design defects and other matters that could delay introduction of these systems to the marketplace. In addition, since our customers are not obligated by long-term contracts to purchase our systems, our anticipated product orders may not materialize, or orders that do materialize may be cancelled. As a result, if we do not achieve market acceptance of new products, we may not be able to realize sufficient sales of our systems in order to recoup research and development expenditures. The failure of any of our new products to achieve market acceptance would harm our business, financial condition, and results of operation and cash flows.

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

Because of consolidations in the semiconductor equipment industry served by us and other competitive factors, our management will seek to acquire additional product lines, technologies, and businesses if suitable opportunities develop. Acquisitions may result in the issuance of our stock, which may dilute our stockholders’ ownership interests and reduce earnings per share. Acquisitions may also increase debt levels and related goodwill and other intangible assets, which could have a significant negative effect on our financial condition and operating results. In addition, acquisitions involve numerous risks, including:

•	Difficulties in absorbing the new business, product line, or technology;
•	Diversion of management’s attention from other business concerns;
•	Entering new markets in which we have little or no experience; and
•	Possible loss of key employees of the acquired business.

Because of the volatility of our stock price, the ability to trade FSI shares may be adversely affected and our ability to raise capital through future equity financing may be reduced.

The price of our stock has been volatile in the past and may continue to be so in the future. In the 2000 fiscal year, for example, our stock price ranged from $6.19 to $24.00 per share and for the first nine months of fiscal 2001 our stock price has ranged from $7.75 to $18.50 per share.

The trading price of our common shares is subject to wide fluctuations in response to various factors, some of which are beyond our control, including factors discussed elsewhere in this report and the following:

•	Failure to meet the published expectations of securities analysts for a given quarterly period;
•	Changes in financial estimates by securities analysts;
•	Press releases or announcements by or changes in market values of comparable companies;
•	Stock market price and volume fluctuations, which is particularly common among securities of high technology companies;
•	Stock market price and volume fluctuations attributable to inconsistent trading volume levels;
•	Additions or departures of key personnel; and
•	Involvement in or adverse results from litigation.

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

The profits or losses of our affiliated distributors, Metron Technology B.V. and m-FSI Ltd., can also significantly affect our financial results. We make most of our international sales through these affiliated distributors. As of May 26, 2001 we have a 21.1% ownership interest in Metron and a 49% interest in m-FSI. Fiscal 2000 sales through m-FSI were $11.1 million or 5.1% of our total sales. Fiscal 2000 sales through Metron were $89.7 million or 40.8% of our total sales. In addition, these affiliates also provide service and support to many of our international customers. Metron and m-FSI also distribute or sell products for companies other than us. It could have a negative effect on our operating results if either of these affiliates reduced its sales efforts, lost the business of a significant company for which it distributes or sells products, lost a significant customer, or otherwise became less financially viable.

We cannot guarantee that Metron or m-FSI will continue to successfully distribute our products or the products of other companies. The failure of Metron or m-FSI to do so could have a significant negative effect on our results of operations.

Changes in demand caused by fluctuations in interest and currency exchange rates may reduce our international sales.

Almost all of our direct international sales are denominated in U.S. dollars. Nonetheless, changes in demand caused by fluctuations in interest and currency exchange rates may affect our international sales. Most of our international sales, however, are through our affiliated distributors. Metron’s sales of our products and other companies’ products are primarily denominated in U.S. dollars, but its expenses are generally denominated in foreign currencies. Accordingly, fluctuations in interest and currency exchange rates may affect Metron’s financial results. Sales for m-FSI are denominated in yen. As a result, U.S. dollar/yen exchange rates may affect our equity interest in m-FSI’s earnings.

Metron and m-FSI sometimes engage in so-called “hedging” or risk-reducing transactions to try to limit the negative effects that the devaluation of foreign currencies relative to the U.S. dollar could have on operating results. They will do so if a sale denominated in a foreign currency is sufficiently large to justify the costs of hedging. To hedge a sale, Metron or m-FSI will typically commit to buy U.S. dollars and sell the foreign currency at a given price at a future date. If the customer cancels the sale, Metron or m-FSI may be forced to buy U.S. dollars and sell the foreign currency at market rates to meet its hedging obligations and may incur a loss in doing so. To date, the hedging activities of Metron and m-FSI have not had any significant negative effect on us. The adoption of SFAS 133 by Metron and m-FSI may cause more volatility in our equity in earnings of affiliates.*

Because of the need to meet and comply with numerous foreign regulations and policies, the possible changes of the political and economic environments in foreign jurisdictions and the difficulty of managing business overseas, we may not be able to sustain our historical level of international sales.

We and our affiliates operate in a global market. In fiscal 2000, approximately 53% of our sales revenue derived from sales outside the United States. In fiscal 1999, this figure was 29%, and in fiscal 1998 it was 39%. These figures include sales through Metron and m-FSI, which accounted for 87% of international sales in 2000, 92% in 1999 and 95% in 1998. We expect that international sales will continue to represent a significant portion of total sales. Sales to customers outside the United States involve a number of risks, including the following:

•	Imposition of government controls;
•	Compliance with U.S. export laws and foreign laws;
•	Political and economic instability;
•	Trade restrictions;

•	Changes in taxes and tariffs;
•	Longer payment cycles;
•	Difficulty of administering business overseas; and
•	General economic conditions.

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

Our backlog at May 26, 2001 was above $100 million of which 57% was comprised of orders from three customers. All orders are subject to cancellation or delay by the customer.

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

We attempt to protect our intellectual property rights through patents, copyrights, trade secrets, and other measures. However, we believe that our financial performance will depend more upon the innovation, technological expertise, and marketing abilities of our employees than on such protection. In connection with our intellectual property rights, we face the following risks:

•	Our pending patent applications may not be issued or may be issued with more narrow claims;
•	Patents issued to us may be challenged, invalidated, or circumvented;
•	Rights granted under issued patents may not provide competitive advantages to us;
•	Foreign laws may not protect our intellectual property rights; and
•	Others may independently develop similar products, duplicate our products, or design around our patents.

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

We continue to analyze the issues raised by the introduction of the common European currency unit, the “Euro.” The use of the Euro began on January 1, 1999 and will be phased-in through January 1, 2002. We do not expect the cost of any necessary systems modification to be material and do not anticipate that the introduction and use of the Euro will materially affect our results. Our affiliate distributor is implementing a new operations management information system designed to accommodate the transition from legacy currencies to the Euro. If the new system is not successfully installed on a timely basis, this could have a material adverse effect on our affiliated distributors’ business. We do not expect the Euro to have a material effect on the currency exchange risks of our affiliated distributors’ businesses. Our management will continue to monitor the effect of the implementation of the Euro.

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

Effective in the fourth quarter of fiscal 2001, the Company will change its method of accounting for product sales to recognize equipment revenue upon acceptance for all new products, new customers and new applications. The Company will recognize equipment revenue upon shipment where the Company has previously supplied equipment with the same specifications to the customer and will defer service revenue related to installation until the completion of the installation. The Company will recognize equipment revenue upon shipment to its distributors as the distributors are responsible for post-shipment activities, including installation, labor, warranty, customer service, among other things. Changes in our revenue recognition policy resulting from the interpretation of SAB 101 will be effective in the fourth quarter of fiscal 2001. During the third quarter, the Company continued its assessment of the impact of SAB 101 and has concluded that the impact of the adoption of SAB 101 will require a significant amount of the Company’s net sales to be deferred, which could be partially or totally offset by the recognition of new sales for products shipped in prior periods, as required by SAB 101. The change in the Company’s revenue recognition policy resulting from the implementation of SAB 101 will be reported as a change in accounting principle in the year ending August 25, 2001 with a restatement of prior quarters in fiscal 2001 to reflect the effect of the change. The cumulative effect of the change in accounting principle will have a significant effect on shareholders’ equity as of August 27, 2000. Management believes that SAB 101 will not affect the underlying strength or weakness of our business operations as measured by the dollar value of our cash flows.*

Accounting policies affecting many other aspects of our business, including rules relating to purchase and pooling-of-interests accounting for business combinations, revenue recognition, in-process research and development charges, employee stock purchase plans and stock option grants, have recently been revised or are under review. Changes to those rules or the questioning of the Company’s current accounting practices may have a material adverse effect on the Company’s reported financial results or on the way it conducts business. In addition, the Company’s preparation of financial statements in accordance with GAAP requires that it make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to the Company’s estimates and could impact its future operating results.

Special note regarding forward-looking statements.

Some of the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this report are “forward-looking statements.” These statements involve known and unknown risks, uncertainties, and other factors that may cause our, or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are listed under “Risk Factors” and elsewhere in this report.

In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” should,” “plans,” “believes,” “seeks,” “estimates,” “could,” would” or the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or accurately predict the level of future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. As of May 26, 2001 our investments in affiliates include a 21.1% interest in Metron Technology B.V. (Metron) and a 49% interest in m-FSI Ltd. Metron operates mainly in Europe, Asia Pacific and the United States. m-FSI Ltd. operates in Japan. Approximately 89% of fiscal 2000 and 87% of the first nine months of fiscal 2001 sales to affiliates were to Metron. We denominate all U.S. export sales in U.S. dollars.

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

We do not have significant exposure to changing interest rates as all material outstanding debt was repaid on September 3, 1999 and all marketable securities consist of debt instruments, all of which mature within one year. As of May 26, 2001, amortized cost approximates market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact of a 1% change in short-term interest rates would be approximately a $400,000 annual change in investment income based on cash, cash equivalents and marketable security balances as of August 26, 2000.

Our investment in our affiliate, Metron, is accounted for by the equity method of accounting and has a carrying value on the balance sheet of approximately $17.3 million. The fair value of Metron is subject to stock market fluctuations. Based on the closing stock price of Metron of $7.98 per share on May 25, 2001, the fair value of our investment in Metron, was approximately $21.5 million. The stock price of Metron ranged from $6.63 to $36.00 per share during fiscal 2000 and from $3.13 to $14.00 per share during the first nine months of fiscal 2001.

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

During the past few years, there has been an increase in litigation regarding patent and other intellectual property rights in the microelectronics industry. Commercialization of new products or further commercialization of our current products could provoke claims of infringement by third parties. In the future, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to defend us against claimed infringement of the rights of others and to determine the scope and validity of our intellectual property rights. Any such litigation could result in substantial costs and diversion of effort by us, which by itself could have a material adverse impact on our financial condition and operating results. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling one or more products, any of which could have a material adverse effect on our financial condition and results of operations.

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

In September and October of this year, certain of Mr. Hsu’s claims were tried to a jury in Alameda County Superior Court in Oakland, California. At the conclusion of the trial, the jury made the following findings. The jury found that SSI breached the Shareholder Agreement between it and Eric Hsu either by allowing the other shareholders to purchase Mr. Hsu’s shares or by allowing an untimely purchase of Mr. Hsu’s shares and that the damages that resulted were approximately $2.4 million. As a result of this finding, Mr. Hsu is seeking to recover his attorney’s fees. In addition, each of the individual defendant shareholders was found liable for conversion and damages of approximately $4.2 million were awarded. Certain individual defendants were also found to have intentionally interfered with Mr. Hsu’s prospective economic advantage and damages of approximately $3.2 million were awarded. Finally, several individual defendants and SSI were found to have violated certain provisions of the California Corporations Code and damages of approximately $2.4 million were awarded. SSI believes the damages awards will be found to be duplicative and not cumulative and that certain of these damages awards may be subject to reduction, including for among other things, on account of the amount paid to Mr. Hsu in connection with the purchase of his shares. However, the judge has yet to rule on the amount of the damages awarded on the various causes of action or how such damages are to be allocated.

As noted above, plaintiffs are seeking to recover their attorney’s fees of approximately $2.2 million, costs of approximately $200,000 and to have interest awarded with respect to the jury’s findings. Although the judge has not issued a formal ruling on these issues, he has indicated that he intends to award plaintiffs a substantial portion of their attorney’s fees and costs and to award interest of 10 percent per annum on the contract claim verdict of $2.4 million, with interest accruing commencing October 1996. Damages, fees and costs have not yet been allocated among the respective defendants and final judgment has not yet been entered. Once a judgment is entered, SSI and the other defendants expect to file post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. If those motions are denied, the matter will be appealable and SSI and the individual defendants are likely to appeal the verdict on a variety of grounds. Thus, there is considerable uncertainty as to the ultimate resolution of this matter and the respective liability, if any, of the individual defendants or SSI.

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

CFM Technologies, Inc. and CFMT, Inc. (collectively “CFM”) filed a complaint against YieldUP in United States District Court for the District of Delaware in September 1995. The complaint alleged that the drying process incorporated in certain YieldUP products infringes a patent held by CFM. On October 14, 1997, a federal court for the District of Delaware ruled in YieldUP’s favor. In a written opinion granting summary judgment for YieldUP, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. To establish infringement, evidence of all three elements was required. On June 30, 1998, the United States District Court of Delaware granted CFM’s petition for re-argument of the summary judgment motion, and the re-argument briefs have been filed by both parties. The judge has not yet ruled as to whether to sustain his earlier ruling. If the original order is overturned, the litigation may proceed to trial, and the litigation and the associated costs may, and an unfavorable adjudication could, have a material adverse impact on FSI.* CFM is asking for monetary damages and an injunction against YieldUP’s use of the products at issue. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated and the associated costs, and an unfavorable adjudication could have a material adverse impact on FSI.

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

On April 4, 2000 the United States District Court for the District of Delaware granted YieldUP’s motion for summary judgment that the 123 and 532 patents are invalid. CFM’s motion for rehearing has been denied. On July 29, 2000 the issue of whether CFM and its inventors had engaged in inequitable conduct in prosecuting the 123 and 532 patents was tried before the court and in early September of 2000 the parties filed their briefs on the matter of inequitable conduct. On June 6, 2001 the judge issued his opinion finding that the CFM inventors engaged in inequitable conduct during the prosecution of the patent application. On June 7, 2001 the judge ordered that judgment be entered in favor of YieldUP and against CFM on YieldUP’s defenses of lack of enablement and inequitable conduct. As a result of the judge’s finding, YieldUP will request the court to order CFM to pay YieldUP’s attorneys fees in defending this suit and to hold unenforceable CFM’s 761 patent at issue in the first lawsuit. No final appealable judgment has been entered in the second lawsuit. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated and the associated costs, and an unfavorable adjudication could have a material adverse impact on FSI.

Other than the litigation described above or routine litigation incidental to our business, there is no material litigation to which we are a party or of which any of our property is subject.

ITEM 2.	Change in Securities

None

ITEM 3.	Defaults upon Senior Securities

None

ITEM 4.	Submission of Matters to Vote of Security Holders

None

ITEM 5.	Other Information

None

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 6 Exhibits and Reports on Form 8-K

(a)(3) Exhibits

*	An asterisk next to a listed Exhibit indicates it is an executive compensation plan or arrangement.

2.0	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International, Corporation. (14)

2.1	License Agreement for Microelectronic Technology between YieldUP International, Corporation and FSI International, Inc. dated January 21, 1999. (14)

2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)

2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (15)

3.1	Restated Articles of Incorporation of the Company. (2)

3.2	Restated and Amended By-Laws. (3)

3.5	Articles of Amendment of Restated Articles of Incorporation (16)

4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent. (5)

4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent. (6)

4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent. (19)

*10.1	FSI International, Inc. 1997 Omnibus Stock Plan (as amended and restated April 2001). (filed herewith)

*10.2	Split Dollar Insurance Agreement and Collateral Assignment Agreement dated December 28, 1989, between the Company and Joel A. Elftmann. (Similar agreements between the Company and each of Patricia M. Hollister, Luke R. Komarek, Benno G. Sand, Benjamin J. Sloan, Arnie DeWitt, Mark Ahmann and John Ely have been omitted, but will be filed if requested in writing by the Commission). (7)

10.3	Lease dated June 27, 1985, between the Company and Lake Hazeltine Properties. (3)

10.4	Lease dated September 1, 1985, between the Company and Elftmann, Wyers, Blackwood Partnership. (3)

10.5	Lease dated September 1, 1985, between the Company and Elftmann, Wyers Partnership. (3)

10.6	Amendment No. 1 dated February 11, 1991 to lease between the Company and Elftmann, Wyers, Blackwood Partnership (16)

10.7	Amendment No. 2 dated July 31, 1999 to lease between the Company and Elftmann, Wyers, Blackwood Partnership (16)

*10.8	1989 Stock Option Plan. (4)

*10.9	Amended and Restated Employees Stock Purchase Plan. (filed herewith)

10.10	Shareholders Agreement among FSI International, Inc. and Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991. (7)

10.11	FSI Exclusive Distributorship Agreement dated as of August 14, 1991 between FSI International, Inc. and m-FSI, Ltd. (7)

10.12	FSI Licensing Agreement dated as of August 14, 1991, between FSI International, Inc. and m-FSI, Ltd. (7)

10.13	Amendment to FSI/Metron Distribution Agreement dated July 31, 1999 (17)

10.15	License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (8)

10.16	Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (8)

10.17	Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated. (9)
*10.18	Amended and Restated Directors’ Nonstatutory Stock Option Plan. (10)
*10.19	Management Agreement between FSI International, Inc. and Donald S. Mitchell, effective as of January 2, 2001 (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the Commission.) (21)
*10.20	FSI International, Inc. 1994 Omnibus Stock Plan. (11)
*10.21	FSI International, Inc. 1998 Incentive Plan. (13)
10.22	First Amendment to Lease made and entered into October 31, 1995 by and between Lake Hazeltine Properties and FSI International, Inc. (12)
10.23	Distribution Agreement made and entered into as of March 31, 1998 by and between FSI International, Inc. and Metron Technology B.V. (Exhibits to Agreement omitted). (13)
10.24	Lease dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (12)
10.25	Lease Rider dated August 9, 1995 between Skyline Builders, Inc. and FSI International, Inc. (12)
*10.26	Summary of Employment Arrangement between the Company and Don Mitchell dated December 12, 1999. (20)
10.27	Distribution Agreement between FSI International, Inc.’s Surface Conditioning Division and Metron Technology B.V. effective July 10, 2000. (20)
10.29	Lease Amendment dated November, 1995 between Roland A. Stinski and FSI International, Inc. (Exhibits to Amendment omitted). (12)
*10.30	Employment Agreement entered into as of December 12, 1999 by and between FSI International, Inc. and Donald S. Mitchell. (18)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.
(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.
(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, SEC File No. 33-25035, and incorporated by reference.
(4)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 1989, SEC File No. 0-17276, and incorporated by reference.
(5)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.
(6)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, SEC File No. 0-17276 and incorporated by reference. (7) Filed as an Exhibit to the Company’s Report on Form 10-K for the
(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.
(8)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.
(9)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.
(10)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.
(11)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.
(12)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 1995, SEC File No. 0-17276 and incorporated by reference.
(13)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 29, 1998, SEC File No. 0-17276, and incorporated by reference.
(14)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 21, 1999, SEC File No. 0-17276 and incorporated by reference.
(15)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 23, 1999,

SEC File No. 0-17276 and incorporated by reference.
(16)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File NO. 0-17276, and incorporated by reference.
(17)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended November 27, 1999, SEC File No. 0-17276 and incorporated by reference.
(18)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 26, 2000, SEC File No. 0-17276 and incorporated by reference.
(19)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276, and incorporated by reference.
(20)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2000, SEC File No. 0-17276, and incorporated by reference.
(21)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 24, 2001, SEC File No. 0-17276 and incorporated by reference.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter ended May 26, 2001.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC.

[Registrant]

DATE:	July 9, 2001

		By:	/s/Patricia M. Hollister

Patricia M. Hollister

Chief Financial Officer

on behalf of the

Registrant and as

Principal Financial Officer