Form 10-K405
period 2001-08-25
FSI INTERNATIONAL INC
filed 2001-11-05
CIK 841692

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 25, 2001

or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-17276

FSI INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-1223238 (I.R.S. Employer Identification No.)

3455 LYMAN BOULEVARD, CHASKA, MINNESOTA 55318-3052

(Address of principal executive offices and Zip Code)

Registrant’s telephone number including area code: (952) 448-5440

      Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

      Title of each class and name of each exchange on which registered: None

      Securities registered pursuant to Section 12(g) of the Securities Exchange Act:

Common Stock, no par value Preferred Share Purchase Rights

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on October 12, 2001, as reported on the NASDAQ National Market, was approximately $153,768,000. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

      As of October 12, 2001, the registrant had issued and outstanding 26,089,904 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 23, 2002, (the “Proxy Statement”) and to be filed within 120 days after the Registrant’s fiscal year ended August 25, 2001, are incorporated by reference into Part III of this Form 10-K Report. (The Audit and Finance Committee Report, the Compensation Committee Report and the stock performance graph of the Registrant’s Proxy Statement are expressly not incorporated by reference herein.)

PART I

ITEM 1. BUSINESS

Cautionary Information Regarding Forward-Looking Statements

      Certain statements contained in this Report on Form 10-K constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that statute. Typically we identify forward-looking statements with words like “believe,” “anticipate,” perceived,” expect,” “estimate” or similar expressions and identify them by use of an asterisk “*”. Such forward-looking statements are based upon current expectations and beliefs and involve numerous risks and uncertainties, both known and unknown, that could cause actual events or results to differ materially from these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “experts,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would” or the negative of such terms or other comparable terminology. For a discussion of factors that could cause actual results to differ materially from those described in this Form 10-K, see the discussion of risk factors set forth below in Item 7 of this Report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

The Company

      FSI International, Inc., a Minnesota corporation organized in 1973 (“FSI”), designs, develops, manufactures, markets and supports microlithography and surface conditioning equipment used in the fabrication of microelectronics, such as advanced semiconductor devices and thin film heads. We have two divisions, the Surface Conditioning Division (“SCD”) and the Microlithography Division (“MLD”).

      The Surface Conditioning Division sells and services equipment that uses wet, vapor, cryogenic and other chemistry techniques to clean, strip or etch the surfaces of silicon wafers. The Microlithography Division supplies photoresist processing equipment and services for the semiconductor and thin film head markets.

      These divisions are supported by a shared services group that provides finance, human resources, information services, sales and corporate marketing, legal, and other administrative support.

      We market our products directly in North America and in Europe, Asia Pacific and Japan primarily through two affiliated distributors, Metron Technology, B.V. and m•FSI, Ltd. Through these affiliated international distributors we provide timely and efficient worldwide support.

Company Strategies

      In fiscal 2001, we identified five strategic objectives. These objectives represent our one- to five-year plans, and our strategies and tactics for fiscal 2002 support one or more of these strategic objectives. The key elements of each are as follows:

•	CUSTOMER SATISFACTION — This objective includes strategies related to understanding and exceeding customers’ expectations. These strategies are designed to improve customer service and support, increase our direct presence in foreign markets and improve customer information exchange.

•	MARKET LEADERSHIP — Our objective is achieve the number 1 or number 2 marketshare position in each market we serve. This includes building a strong product portfolio to capture a leadership position in each of our market segments, winning 300 mm business, generating intellectual property and expanding our product management/marketing capability.

•	OPERATIONAL EXCELLENCE — We are focusing on ensuring efficient, lean processes throughout our organization. This entails improving supply chain processes, eliminating waste and inefficiencies and reducing product cost.

•	SUPERIOR WORKFORCE — This objective focuses on building employee capability and commitment to our organization through improved global communications, employee training in critical skills areas, institutionalizing succession planning, and aligning our profit sharing and incentive programs with our strategies and tactics. It also includes implementing a more robust flexible employment model.

•	SHAREHOLDER VALUE — Our goal is to deliver both a superior and more predictable financial performance. This includes improving our operating return on sales, gross profit margins and shareholder return; maintaining a strong balance sheet; and reducing research and development, sales and general administration expenses as a percent of total sales.

Acquisition of YieldUP International, Inc.

      On October 20, 1999, we completed the acquisition of YieldUP International Corporation, a publicly held company that designed, developed, manufactured and marketed immersion cleaning, rinsing and drying equipment used in the fabrication of advanced semiconductor devices. Under the terms of the acquisition, YieldUP shareholders received $0.7313 and 0.1567 of a share of our common stock for each share of YieldUP stock. YieldUP option holders received substitute options entitling them to purchase FSI common stock. The acquisition of immersion technology provided us with additional process solutions for the critical cleaning market, the largest market segment in semiconductor cleaning. YieldUP’s operations have been consolidated into the SCD operations.

Chemical Management Division Divestiture

      On July 31, 1999, we sold our Chemical Management Division to the BOC Group, Inc., a Delaware corporation (“BOC”), for approximately $38.2 million in cash. We reported a pre-tax gain of approximately $24.8 million and an after-tax gain of $15.9 million. The Chemical Management Division designed and manufactured chemical management systems that generate, blend and dispense high purity chemicals, and blend and deliver slurries to points of use in a manufacturing facility, as well as related controls and support products.

      Under the asset purchase agreement with BOC, we agreed to either retain or indemnify BOC with respect to certain specified obligations and liabilities of the Chemical Management Division.

Industry Background

      The complex process of fabricating semiconductor devices involves several distinct phases that are repeated numerous times. Because each production phase typically requires different processing technologies and equipment, no one semiconductor equipment supplier currently produces all of the types of tools needed to equip an entire state-of-the-art fabrication facility. Instead, semiconductor device manufacturers typically equip their facilities by combining manufacturing equipment produced by a number of suppliers. Each set of equipment performs specific functions in the manufacturing process.

      Generally, the need for new processes, larger substrates, and systems capable of manufacturing increasingly complex devices drives demand for new microelectronics manufacturing equipment and processes. Industries that use microelectronics increasingly demand higher performance devices from manufacturers. Over the last decade, device manufacturers have reduced the size and substantially increased the functionality of individual devices through a number of technological advances.

      Our business depends upon the microelectronics manufacturers’ capital equipment expenditures. Manufacturers’ expenditures in turn depend on the current and anticipated market demand for microelectronic devices and products that use microelectronic devices. The microelectronics industry has been cyclical in nature and has experienced periodic downturns. We continue to believe that microelectronics manufacturers are asking equipment suppliers to take an increasingly active role in meeting the manufacturers’ technology requirements and cost constraints. Equipment suppliers do this by developing and supporting the products and processes required to fabricate products or devices.

Products

      The Company changed its revenue recognition policy effective August 27, 2001, based upon guidance provided in SEC Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” As a result, all revenues reported for fiscal 2001 are SAB 101 based, whereby the Company generally recognizes system sales once the system’s predetermined specifications or acceptance criteria are met. All prior years’ revenues are based upon shipment.

      The mix of products we sell may vary significantly from year to year. The following table sets forth, for the periods indicated, the amount of revenues and approximate percentages of our total revenues by our principal product lines:

	Fiscal Year Ended

	August 25,		August 26,		August 28,
	2001		2000		1999

	(Dollars in thousands)

Microlithography products	$70,574	32.4%	$66,956	30.4%	$51,651	45.5%

Surface conditioning products	104,780	48.0%	109,603	49.9%	37,416	33.0%

Spare parts and service	42,724	19.6%	43,228	19.7%	24,445	21.5%

	$218,078	100.0%	$219,787	100.0%	$113,512	100.0%

Microlithography Products

      Our microlithography products are used to deposit photosensitive or insulating films onto the surface of a wafer and develop the photosensitive films.

      POLARIS Microlithography Clusters These systems perform all photolithography processing steps except exposure. In the cluster, various process modules surround multiple cleanroom-qualified robots in a self-contained process environment. The cluster is configured to match or exceed the throughput capabilities of the integrated exposure tool (stepper). To operate, the robots transport wafers loaded into the cluster’s input/output module through the various process modules in a sequence programmed by the operator.

      The POLARIS Cluster offers an alternative to photoresist track or cluster type systems that process wafers according to a pre-established arrangement of the equipment. The cluster provides system flexibility and certain performance advantages, such as superior critical dimension control, over competing systems. The system’s highly integrated and automated cluster approach can eliminate the need for a number of complex mechanisms that can impact system reliability.

      POLARIS System process modules can be serviced from outside the tool without disrupting other cluster process operations. When technological advances make it necessary to replace equipment, individual modules can be replaced or modified with an upgraded module without rendering the entire system obsolete.

      In 1999, we introduced the POLARIS 3500 Microlithography Cluster. The 3500 system extends the productivity benefits of the POLARIS 2500 Cluster platform to 300 mm wafer processing. The tool is targeted at 0.13-micron design applications. Each model uses the same kind of wafer handling system, environmental control system and software. Certain process modules were designed for both 200 mm and 300 mm wafers to allow customers to bridge from 200 mm to 300 mm device manufacturing without the need to purchase another complete system.

      The price of the POLARIS Cluster ranges from approximately $1,000,000 to $3,500,000, depending on wafer size, number of modules, and number of robots required. We licensed the original POLARIS cluster technology from Texas Instruments in 1990. Since then, we have made many improvements to the product. See “Patents, Trademarks and Intellectual Property,” below.

      CALYPSO™ Low-K System with Instacure™ Module Based on our POLARIS Cluster platform, the system deposits organic and inorganic low-k dielectric films on semiconductor substrates. Because of its modular architecture, users can extend or adapt to ultra low-k nonporous films for future technology nodes. At the heart of the CALYPSO System is the Instacure Module, a proprietary high-temperature anaerobic bake module that optimizes wafer temperature and oxygen content within the chamber throughout the in-line single wafer curing process. Because the Instacure process eliminates the need for a traditional curing furnace, it reduces cleanroom space requirements, capital and operating costs, power consumption and the risk of damage to wafers. The CALYPSO System can be modified to accommodate both 200 mm and 300 mm wafer processing. The SOD equipment market is still in its infancy stage. Sales of CALYPSO Systems depend on the successful adoption of SOD materials over more common CVD low-k materials. To date, there have been no sales of the CALYPSO System. The price of the CALYPSO system ranges from approximately $1,500,000 to $3,500,000 depending on the configuration.

Surface Conditioning Products

      Our surface conditioning products perform cleaning, etching and stripping functions necessary to fabricate microelectronic devices.

      Spray Processing Systems Our spray processing systems, which include the MERCURY® and ZETA® Surface Conditioning Systems, are sophisticated spray chemistry systems that clean, etch and strip wafers at various stages in the device fabrication process. In the systems, centrifugal spray technology exposes wafers to a programmed, sequenced spray of fresh chemicals inside a closed, nitrogen-filled chamber. Cassettes filled with wafers are loaded into a turntable in the process chamber. Processing chemicals, deionized (DI) water and nitrogen are sequentially dispensed into the chamber through one or more sprayposts mounted in the chamber. As the turntable rotates, nozzles apply a chemical spray to the wafers’ surfaces. After chemical application, DI water is sprayed on the wafer surfaces and all process chamber surfaces to remove chemical residues. Centrifugal force from the rotation, combined with a flow of nitrogen into the chamber, then dries the wafers and the chamber. Our spray processing systems include a microprocessor-based controller to program, control and monitor the system’s operating functions to ensure precise control and process repeatability.

      In October 1997, we introduced the fully-automated ZETA Surface Conditioning System, a batch spray processor currently available in configurations for both 300 mm and 200 mm wafers. The ZETA products provide a reliable, automated environment to move wafers to and from the process chamber. This tool’s eight-chemical flow system allows for a wide range of chemical blend ratios. In December 2000, we introduced a new generation of ZETA Surface Conditioning Systems that improve upon past capabilities through a significant footprint reduction and are intended for use in additional or new process applications. A semi-automated ZETA Surface Conditioning System was also introduced, capable of processing either 200 mm or 150 mm wafers. Our spray processing systems range in price from $600,000 to $2,500,000.

      To respond to customers who require ozone technology in their device manufacturing processes, we sell an ozonated water generation module for use with our ZETA and MERCURY Systems. Our ozone-based resist stripping and cleaning technologies are based on our patented and patent pending high-concentration ozonated water generation process and dynamic chemical processing. Ozone use in semiconductor processing is attractive because it uses only oxygen and water and can replace sulfuric acid in front-end-of-line (FEOL) processing. This lowers costs related to chemical and water usage and subsequent waste treatment.

      Vapor Processing Systems Our EXCALIBUR® 2000 Vapor HF Etching Systems use anhydrous hydrogen fluoride (HF) gas in conjunction with water vapor to perform cleaning steps. The system processes wafers individually, loading them from the wafer carrier into the process chamber by a handler to minimize particle contamination. Vapor HF processing offers these advantages over processing systems using liquid chemicals: increased chemical purity (due in part to its ability to mix chemical gases with water vapor at the point of use); reduced chemical and waste disposal costs; and increased processing capabilities that are technologically possible only with the EXCALIBUR System. This integrated system provides environmental and surface control of the wafer between cleaning and various other process steps that results in reduced contamination and improved yield.

      The EXCALIBUR System ranges in price from $400,000 to $800,000, depending on the model, wafer size, number of process chambers and related electronic control requirements.

      CryoKinetic Processing Systems Through a license agreement with IBM, we manufacture, market, and service products using IBM’s cryogenic aerosol cleaning technology. We introduced this technology as the ARIES® CryoKinetic Cleaning System in 1996 for semi-automated 200 mm manufacturing. CryoKinetic processing is dry and non-reactive using frozen argon/nitrogen aerosols to remove surface particles through momentum transfer, when the high velocity aerosols impact the particles. The gas flow carries contaminants away from the wafer and removes them from the process chamber. ARIES Systems range in price from $1,200,000 to $2,200,000 depending on the number of process chambers and related requirements.

      In 1998, we introduced the ANTARES® CX Advanced Cleaning System for either 200 mm or 300 mm single-wafer, fully automated processing. The ANTARES® CX system removes surface particles which can be either process defects or fab contamination, from sensitive new materials such as copper and low-K dielectric films. Because low-K dielectric films can be porous, a dry method such as the CryoKinetic technology is especially attractive because it does not alter material properties as the wet and scrub methods can. ANTARES® CX Systems range in price from $1,400,000 to $2,200,000. Following the introduction of the ANTARES® CX system, the ARIES® system was discontinued.

      Immersion Processing Systems With our acquisition of YieldUP International in October 1999, we expanded into immersion processing, allowing us now to offer process solutions for the critical cleaning segment of the surface conditioning market. YieldUP systems incorporate our patented Surface Tension Gradient (STG®) drying technology and patented CleanPoint® water filtration system. YieldUP’s operations were transferred to Chaska, Minnesota in September 2000. Our immersion products include:

YieldUP® 1000 STG® Rinse Dry Module

      The YieldUP 1000 Module is a small-footprint, stand-alone rinsing and drying system, designed to replace conventional spin rinse dryer technology in semiconductor manufacturing facilities. This process can reduce contamination and water spots that can be left by conventional rinsing and drying equipment.

YieldUP® 2000 STG® Rinse Dry Module

      The YieldUP 2000 Module is an integrated cleaning, rinsing and drying system that uses the same rinse and dry technology as in the YieldUP 1000 system, coupling it with additional cleaning options and system control capabilities. The module is available as a stand-alone system or as an upgrade to an existing wet bench system.

YieldUP® 4000 STG® Immersion Etch System

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

      We have customer service and process engineers worldwide, who assist and train customers to perform preventive maintenance on and to service our equipment. They also develop process applications for the equipment. We sell a variety of process, service and maintenance programs. A number of customers have purchased maintenance contracts in which our service employees work at the customer’s facility to provide process service and maintenance support for our equipment.

Backlog and Seasonality

      Our backlog at fiscal 2001 year-end was $37.1 million and at fiscal 2000 year end it was $184 million. Approximately 44% of our backlog at fiscal 2001 and 2000 year-end was comprised of orders from two customers for each year. Texas Instruments and IBM Corporation were the top two customers in fiscal 2001 year-end backlog. Texas Instruments and First Silicon were the top two customers in backlog at the end of 2000. The loss of any of these customers could have a material adverse effect on our operations. Backlog consists of orders with delivery dates within the next 12 months for which a customer’s purchase order has been received or a customer purchase order number has been communicated in writing to us. All orders are subject to cancellation by the customer and in some cases a penalty provision could apply to a cancellation.

      In fiscal 2001 and 2000, purchase orders aggregating approximately $41,067,000 and $5,252,000, constituting 18.8% and 2.4% of sales, respectively, were canceled and not rescheduled. Because of the timing and relative size of certain orders received by us and possible changes in delivery schedules and order cancellations, our backlog can vary from time to time so that backlog as of any particular date is not necessarily indicative of actual sales for any subsequent period. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business is not seasonal to any significant extent.

Research and Development

      We believe that our future success depends in large part on our ability to enhance, in collaboration with our customers and other equipment and materials manufacturers, our existing product lines to meet the changing needs of microelectronics manufacturers. We believe that industry trends, such as the use of smaller circuit geometries, increased use of larger substrates and manufacturers’ increased desire for integrated processing equipment, will make highly automated and integrated systems, including single substrate processing systems, more important to customers. For assistance in our development efforts, we maintain relationships with our customers and others, who help identify and review industry trends and our development activities to meet the industry’s advanced technology needs.

      Our current research and development programs are focused on the need for cleaner substrate surfaces due to smaller geometries, increased process control and flexibility through monitoring and software management systems and process automation, robotics automation in the cleanroom, and integration of FSI’s product offerings with other suppliers’ products. Each of these programs involves customer and other equipment manufacturers collaboration to ensure proper machine configuration and process development to meet industry requirements.

      We maintain an 8,000-square-foot, state-of-the-art demonstration and process development laboratory at our SCD manufacturing facility in Chaska, Minnesota, and a corresponding 2,200-square-foot lab for MLD in Allen, Texas.

      Expenditures for research and development, which are expensed as incurred, during fiscal 2001, 2000 and 1999 were approximately $42,117,000, $37,330,000 (exclusive of $6,370,000 of in-process research and development write-off), and $31,592,000, respectively, and represented 19.3%, 17.0%, and 27.8% of sales, respectively.

      We expect to continue to make substantial investments in research and development.* We also recognize the importance of managing product transitions successfully, as the introduction of new products could adversely affect sales of existing products.

Marketing, Sales and Support

      We market our products throughout the world. Our marketing and sales efforts are focused on building long-term relationships with our customers. These efforts are supported by marketing and sales personnel, and process and applications engineers that work closely with individual customers to find solutions to their process needs.

      In North America, we market our products through direct sales personnel, together with product and technical specialists devoted to each of our product lines. These individuals work with customers to understand their processing requirements and to configure our equipment to provide applications solutions to meet those requirements. In addition, as of the end of fiscal 2001, the sales effort was supported by approximately 135 employees and contractors engaged in customer service and support.

      International sales, primarily in Europe and Asia, accounted for approximately 60%, 53% and 29% of total sales for fiscal years 2001, 2000 and 1999, respectively. We own a 21% equity interest in Metron Technology B.V. (“Metron”), a distributor of our products and which has an extensive distribution organization located in Europe, Israel, India, and in the Asia Pacific Region. In addition to FSI’s products, Metron also sells materials and equipment on behalf of several other semiconductor equipment and consumables manufacturers.

      We own a 49% equity interest in m•FSI, Ltd. (“m•FSI”), a Japanese joint venture company formed in 1991 with Mitsui & Co., Ltd. and its wholly-owned subsidiary, Chlorine Engineers Corp., Ltd. (collectively, “Mitsui”). Mitsui owns a 51% equity interest in m•FSI. In connection with its formation, we and Mitsui granted m•FSI certain product and technology licenses and product distribution rights.

      The significant majority of our international sales are made to Metron or m•FSI for resale to end users of our products. In addition to Metron and m•FSI having a direct presence in Asia or Japan, we augment their support to customers with several sales personnel located in the region. In some cases, we may also sell directly to an international customer, in which case we may pay a commission to our affiliated distributor in connection with the sale. When commissions are taken into account, the international sales to our affiliates are on terms generally no less favorable to us than international sales by us directly to non-affiliates.

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

      The global semiconductor industry in which we compete is highly competitive. In each of our markets we face intense competition from established competitors, some of which have substantially greater financial, engineering, research, development, manufacturing, marketing, service and support resources, and greater name recognition than us. To remain competitive, we must continue to invest in research and development, marketing, and customer service and support, and must also manage our operating expenses.* There can be no assurance that we will have sufficient resources to continue to make such investments or that our products will continue to be viewed as competitive as a result of technological advances by competitors or changes in semiconductor processing technology. Our competitors also may increase their efforts to gain and retain market share through competitive pricing, strategic alliances or mergers and acquisitions.* Such competitive pressures may require us to reduce prices or may result in lost orders that could adversely affect our financial results. If our competitors enter into strategic alliances with leading semiconductor manufacturers in the areas of surface conditioning or microlithography, this could impair our ability to sell our products and adversely affect our operating results.*

      As the foundry market has expanded, the construction of new fabrication facilities has increased considerably in the Pacific Rim, especially Taiwan and more recently China. These Pacific Rim markets are extremely competitive and the semiconductor device manufacturers located there have been very aggressive in seeking price concessions from suppliers. We understand that many companies in this area have technology alliances with established Japanese, U.S. or European semiconductor device manufacturing companies and that a substantial portion of their equipment purchase decisions will be based upon the recommendations of their alliance partners. However, we do not believe any existing government trade restrictions materially limit our ability to compete in the Pacific Rim market.

      We believe that the Japanese equipment companies with which we compete have a competitive advantage because of the dominance of their Japanese customer base. Japanese microelectronics manufacturers have extended their influence outside Japan by licensing products and process technologies to non-Japanese manufacturers. Such licenses can result in a recommendation to use equipment manufactured by Japanese companies. Therefore, we may be at a competitive disadvantage with respect to the Japanese equipment suppliers, who have been engaged for some time in collaborative efforts with Japanese microelectronics manufacturers. Some Japanese equipment manufacturers have established manufacturing operations in the United States, which will enable them to compete more effectively in the United States market. As part of our strategy to strengthen our Japanese presence, we granted m•FSI, a joint venture with Mitsui established in 1991, certain product and technology licenses and product distribution rights in Japan.

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

      Our competitors differ across our product lines. Our microlithography products compete with products offered by, among others, Dainippon Screen Manufacturing Co. Ltd. (DNS), ASM Lithography (ASML), and Tokyo Electron Ltd. (TEL). Our surface conditioning products compete with, among others, DNS, Kaijo Denki, Mattson Technology, Sankyo Sugai, Semitool, Inc., SCP Global Technologies, The SEZ Group and TEL.

Customers

      We sell products from one or more of our product lines to most major microelectronics manufacturers. We have an extensive history of sales to several of the largest integrated circuit manufacturers and we have over 100 active customers worldwide.

      Texas Instruments accounted for 14%, 15% and 13% of our sales in fiscal 2001, 2000 and 1999, respectively. Philips Semiconductor accounted for approximately 10% of our sales in fiscal 2001 and less than 10% in fiscal 2000 and 1999. STMicroelectronics accounted for approximately 11% of our sales in fiscal 2000, and less than 10% in fiscal 2001 and 1999. IBM accounted for approximately 24% of our sales in fiscal 1999, and less than 10% in fiscal 2001 and 2000.

      We have experienced, and expect to continue to experience, fluctuations in our customer mix.* The timing of an order for our equipment is primarily dependent upon the customer’s expansion program, replacement needs, or requirements to improve productivity and yields. Consequently, a customer who places significant orders in one year will not necessarily place significant orders in subsequent years.

      Sales to Metron and m•FSI, our international distributors in fiscal 2001, 2000 and 1999, accounted for approximately 51%, 46% and 27%, respectively, of our total sales. Usually these systems are purchased for resale to device manufacturers. In addition, the earnings (losses) received from our equity ownership interest in Metron and m•FSI were approximately $4,196,000 of income in 2001, $2,047,000 of income in 2000, and $1,166,000 of losses in 1999. The earnings or losses of Metron or m•FSI can significantly affect our financial results.* There can be no assurance that our affiliated distributors will continue to distribute our products successfully, and in such event our results of operations and earnings could be adversely affected.*

      Under our distribution agreements with Metron, we appointed Metron as distributor for our products in a number of European and Asian countries. The agreements continue until terminated. Either party may terminate the agreements by giving one year prior written notice. There is no requirement that Metron purchase a specified amount or percentage of our products under the agreements.

      Under the m•FSI distribution agreement, m•FSI has exclusive distribution rights with respect to certain of our products in Japan. A licensing agreement allows m•FSI to manufacture certain of our products. The agreements may be terminated only upon the occurrence of certain events or conditions. There is no obligation under the distribution agreement for m•FSI to purchase a specified amount or percentage of our products.

Patents, Trademarks and Intellectual Property

      Our success depends upon a variety of factors, including proprietary technology. It is becoming increasingly important to protect our technology by obtaining and enforcing patents. Consequently, we have an active program to file patent applications in the United States and other countries on inventions we consider significant. We also possess other proprietary intellectual property, including trademarks, know-how, trade secrets and copyrights. We also protect our proprietary information through non-disclosure agreements with our employees and with third parties. We have a number of patents in the United States and other countries, and additional applications are pending.

      There can be no assurance that any of these patents will not be challenged, invalidated or circumvented, or that rights granted by the patents will provide competitive advantages to us. There are no assurances that pending applications will result in patents or that the claims allowed in future patents will be sufficiently broad to protect our technology. The laws of some foreign countries may not permit the protection of our proprietary rights to the same extent as under the laws of the United States. Although we believe that protection afforded by our patents, patent applications, and other intellectual property rights has value, because of rapidly changing technology, our future success is primarily dependent on our employees’ engineering, marketing, service, and manufacturing skills.

      In the normal course of business, we from time to time receive and make inquiries about possible patent infringement. In dealing with such inquiries, it may be necessary or useful for us to obtain or grant licenses or other rights. However, there can be no assurance that such license rights will be available to us on commercially reasonable terms, or at all. The inability to obtain certain license or other rights, or to obtain such licenses or rights on favorable terms, or the need to engage in litigation could have a material adverse effect on us. (See also Item 3, “Legal Proceedings.”)

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

      The ANTARES® CX Cleaning System is offered under license agreements from IBM. The licenses require certain minimum royalties and system-based royalties. Royalties are based on the “royalty portion revenues” of licensed equipment that excludes amounts for freight, taxes, customers’ duties, insurance, discounts, and certain equipment not manufactured by us.

      FSI and its subsidiaries have approximately 80 U.S. patents. Expiration dates range from 2004 to 2019.

Employees

      As of August 25, 2001, we had approximately 690 employees. Competition for highly skilled employees is intense. We believe that a great part of our future success depends upon our continued ability to retain and attract qualified employees.* We are not subject to any collective bargaining agreement and have never been subject to a work stoppage. We believe we have good relations with our employees.

Environmental Matters

      We are subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. We believe we are in compliance with these regulations and that we have obtained all necessary environmental permits to conduct our business. These permits generally relate to the disposal of hazardous wastes. If we failed to comply with present or future regulations, fines could be imposed, production could be suspended, or operations could cease. Such regulations could require us to acquire significant equipment or take other actions to comply with environmental regulations at a potentially significant cost to us. If we failed to control the use of, or adequately restrict the discharge or disposal of hazardous substances we could incur future liabilities. (See also Item 3 — “Legal Proceedings.”)

      We believe that compliance with federal, state and local provisions that have been enacted or adopted regulating discharges of materials into the environment, or otherwise relating to the protection of the environment, will not have a material effect upon our capital expenditures, earnings and competitive position.*

International Sales

      Our sales for each of the last three fiscal years are disclosed in the financial statements included elsewhere in this Report in Item 8 on page 33.

Other Risk Factors

      We discuss certain risk factors in the “Risk Factors Section” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report on pages 19 to 32.

ITEM 2. PROPERTIES

      In November 1995, we opened a new 100,000-square-foot manufacturing facility in Chaska, Minnesota, which cost approximately $12.5 million to construct and equip plus an 88,000 square foot, $21.5 million addition in 1997. In August 2001, all corporate offices were consolidated into this facility. The facility now contains the headquarters for the Company and our Surface Conditioning Division. It includes research, laboratory and engineering facilities, 40,000 square feet of Class 1,000 and 10,000 cleanroom space; manufacturing support operations and a customer training center.

      In March 1997, a 159,000-square-foot facility in Allen, Texas was completed at a cost of $18.6 million to construct and equip, and contains the Microlithography Division’s headquarters and includes manufacturing, engineering, and a research and development laboratory.

      We leased approximately 140,000 square feet, in one building located in Chaska, Minnesota for our corporate offices. The annual net rental cost for this facility in fiscal 2001 was approximately $448,000. As previously discussed, the corporate offices were consolidated into another Chaska facility prior to the end of fiscal 2001.

      Other U.S. leased locations include a 6,600 square-foot facility in Milpitas, California. We also lease office space for several service or sales and service offices in the United States. Management believes its existing facilities are well maintained and in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

      We generate minor amounts of liquid and solid hazardous waste and use licensed haulers and disposal facilities to ship and dispose of such waste. In the past, we have received notice from state or federal enforcement agencies that we are a potentially responsible party (“PRP”) in connection with the investigation of several hazardous waste disposal sites owned and operated by third parties. In each matter, we have elected to participate in settlement offers made to all de minimis parties with respect to such sites. The risk of being named a PRP is that if any of the other PRP’s are unable to contribute their proportionate share of the liability, if any, associated with the site, those PRP’s that are able could be held financially responsible for the shortfall.*

      There has recently been substantial litigation regarding patent and other intellectual property rights in the microelectronics industry. Commercialization of new products or further commercialization of our current products could provoke claims of infringement by third parties. In the future, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to defend us against claimed infringement of the rights of others and to determine the scope and validity of our proprietary rights. Any such litigation could result in substantial costs and diversion of effort by us, which by itself could have a material adverse impact on our financial condition and operating results. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling one or more products, any of which could have a material adverse effect on our financial condition and results of operations.*

      Certain of our product lines are intended for use with hazardous chemicals. As a result, we are notified by our customers from time to time of incidents involving our equipment that have resulted in a spill or release of a hazardous chemical. In some cases it may be alleged that we or our equipment are at fault. There can be no assurance that any future litigation resulting from such claims would not have a material adverse effect on our business or financial results.*

      In the fall of 1995, pursuant to the Employee Stock Purchase and Shareholder Agreement dated November 30, 1990 between Mr. Hsu and SSI (the “Shareholder Agreement”) and in connection with Mr. Hsu’s termination of his employment with SSI in August 1995, the former shareholders of SSI purchased the shares of SSI common stock then held by Mr. Hsu. In October 1996, Eric C. and Angie L. Hsu (the “plaintiffs”) filed a lawsuit in the Superior Court of California, County of Alameda, Southern Division, against Semiconductor Systems, Inc. (“SSI”), a wholly-owned subsidiary of FSI that was acquired in April 1996, and the former shareholders of SSI.

      In September and October 2000, certain of Mr. Hsu’s claims were tried to a jury in Alameda County Superior Court in Oakland, California. At the conclusion of the trial, the jury made the following findings. The jury found that SSI breached the Shareholder Agreement between it and Eric Hsu and that the damages that resulted were approximately $2.4 million. In addition, each of the individual defendant shareholders was found liable for conversion and damages of $4.2 million were awarded. Certain individual defendants were also found to have intentionally interfered with Mr. Hsu’s prospective economic advantage and damages of $3.2 million were awarded. Finally, several individual defendants and SSI were found to have violated certain provisions of the California Corporation Code and damages of $2.4 million were awarded. SSI believes the damages awards will be found to be duplicative and not cumulative and that certain of these damages awards may be subject to reduction.

      In proceedings subsequent to the trial, the Court has determined that plaintiffs are entitled to an award against SSI of prejudgment interest on the breach of contract damages (approximately $2.4 million) at 10 percent per annum from October 1996. In addition, the Court has awarded plaintiffs approximately $127,000 in costs and approximately $1,750,000 in attorneys’ fees against SSI and the individual defendants. The Court may award additional costs and attorneys’ fees after judgment is entered. Damages, fees and costs have not yet been allocated among the respective defendants and final judgment has not yet been entered. Once a judgment is entered, SSI and other defendants expect to file post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. If those motions are denied, the matter will be appealable and SSI and the individual defendants are likely to appeal the verdict on a variety of grounds. Thus, there is considerable uncertainty as to the ultimate resolution of this matter and the respective liability, if any, of the individual defendants or SSI.

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

      CFM Technologies, Inc. and CFMT, Inc. (collectively “CFM”) filed a complaint against YieldUP in United States District Court for the District of Delaware in September 1995. The complaint alleged that the drying process incorporated in certain YieldUP products infringes a patent held by CFM. On October 14, 1997, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. On June 30, 1998, the United States District Court of Delaware granted CFM’s petition for re-argument of the issue. The judge has not yet ruled as to whether to sustain his earlier ruling. If the original order is overturned, the litigation may proceed to trial, and the litigation and the associated costs may, and an unfavorable adjudication could, have a material adverse impact on FSI.* CFM is asking for monetary damages and an injunction against YieldUP’s use of the products at issue. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated.

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

      On April 4, 2000 the United States District Court for the District of Delaware granted YieldUP’s motion for summary judgment that the ‘123 and ‘532 patents are invalid. CFM’s motion for rehearing has been denied. On July 29, 2000, the issue of whether CFM or its inventors engaged in inequitable conduct in prosecuting the ‘123 and ‘532 patents was tried before the court. On June 6, 2001, the judge issued his opinion finding that the CFM inventors engaged in inequitable conduct during the prosecution of the patent application. On June 7, 2001, the judge ordered that judgment be entered in favor of YieldUP and against CFM on YieldUP’s defenses of lack of enablement and inequitable conduct. No final appealable judgment has been entered in the second lawsuit. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated and the associated costs, and an unfavorable adjudication could have a material adverse impact on FSI. Once judgment is entered based upon the District Court’s granting YieldUP’s summary judgment motion, the District Court’s order may be appealed by CFM.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

      There were no matters submitted to a vote of shareholders during the fourth quarter ended August 25, 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers are elected by the board of directors, generally for a term of one year, and serve until their successor is elected and qualified. The following table and discussion contains information regarding the current executive officers of FSI.

Name	Age	Position

Mark A. Ahmann(1)	45	Vice President, Administration

Dean Duffy(2)	48	Vice President, Sales

Joel A. Elftmann(3)	61	Chairman

John C. Ely(4)	42	Corporate Vice President; President, Surface Conditioning Division

Patricia M. Hollister(5)	41	Chief Financial Officer, Assistant Secretary

Luke R. Komarek(6)	48	Vice President, General Counsel and Secretary

Donald S. Mitchell(7)	46	President and Chief Executive Officer

Benno G. Sand(8)	47	Executive Vice President, Business Development

Laurence P. Wagner(9)	41	Corporate Vice President; President, Microlithography Division

(1)	Mark Ahmann has been Vice President of Administration since September 2000. He was Vice President, Human Resources from January 1998 until September 2000 and joined the Company in May 1997 as Staff Vice President, Human Resources. From 1988 to 1997 he worked for Aetna, Inc. in a variety of human resources positions in corporate and divisional operations, most recently as Vice President, Human Resources in a project management capacity. Prior to Aetna he worked for Honeywell, Inc. and Northern States Power Company.

(2)	Dean Duffy was hired as Vice President of Sales in August 2000. Prior to joining FSI, Duffy was president of TRiMEGA Electronics, L.L.C. in Santa Clara, California, a joint venture of Air Products and Chemicals, Inc. and the Kinetics Group, which provides turnkey capital equipment for gas, chemical and water systems, and consumables to the semiconductor industry. From 1979 to 1999 he was with Air Products, serving five years as director of Air Products Electronics Asia. He also headed an Air Products joint venture to establish cleanroom facilities and helped develop the company’s MEGASYS on-site management concept for turnkey systems and operations supply to device manufacturers. He also serves on the Board of Directors of m•FSI, Ltd.

(3)	Joel Elftmann is a co-founder of the Company and has served as a director of the Company since 1973 and as Chairman of the Board since August 1983. From August 1983 to August 1989, and from May 1991 until December 1999, Mr. Elftmann served as Chief Executive Officer of the Company. From 1977 to August 1983, and from May 1991 until December 1999, Mr. Elftmann served as President of the Company. Prior to 1977, Mr. Elftmann was Vice President and General Manager of the Company. Mr. Elftmann is also Chairman of the Supervisory Board of Metron Technology B.V. He also has been a director of Veeco Instruments, Inc. since May 1994.

(4)	John C. Ely was named Corporate Vice President and President of FSI’s Surface Conditioning Division in August 2000. Employed at FSI since 1985, John was the Division’s Sales/ Marketing/ Applications Manager from 1997 to 2000; General Manager, from 1995 to 1997; Product Specialist/ Product Manager, from 1989 to 1995; and in direct sales, from 1985 to 1989. Mr. Ely is a director of m•FSI, Ltd. and SCD Mountain View, Inc.

(5)	Patricia Hollister has served as Chief Financial Officer since November 1999 and Chief Financial Officer and Corporate Controller from January 1998 until November 1999. She is also Assistant Secretary. She was Corporate Controller of the Company from March 1995 until January 1998. Prior to this, Ms. Hollister was employed by KPMG LLP in Minneapolis, Minnesota where she served over 12 years on various audit and consulting engagements, most recently as a Senior Manager.

(6)	Luke Komarek has served as Corporate Secretary since January 2000 after being an Assistant Secretary since 1996. In January 1998 he was elected Vice President and General Counsel. He was named General Counsel in October 1996 and made a Staff Vice President in May 1997. He joined the Company in June 1995 as Corporate Counsel. Prior to joining FSI, he was at Faegre and Benson for several years, and prior to Faegre, he held legal management positions with Northgate Computer Company and Diversified Energies, Inc.

(7)	Donald S. Mitchell was named Chief Executive Officer and President of FSI in December 1999. From its formation in 1998 until December 1999, he was President of Air Products Electronic Chemicals, Inc., located in Carlsbad, California, a division of Pennsylvania-based Air Products and Chemicals, Inc. From 1991 to 1998 he served as President of Schumacher, a leading global chemical equipment and services supplier to the semiconductor industry. Throughout his career with Schumacher, he held various executive positions, including Vice President of Operations and Vice President of Sales and Marketing. Mr. Mitchell is a director of FSI and m#FSI, Ltd. Mr. Mitchell served as the 1999/2000 Chairman of the Board of Directors for Semiconductor Equipment and Materials International, a leading global industry trade association and remains a current member of the Board.

(8)	Benno Sand has served as Executive Vice President, Business Development since January 2000. From January 1998 to December 1999 he was Executive Vice President and Chief Administrative Officer. He served as Executive Vice President and Chief Financial Officer of the Company from January 1992 to January 1998. Mr. Sand served as Vice President, Finance and Chief Financial Officer of the Company from October 1990 until January 1992. He served as Vice President, Finance of the Company from October 1987 until October 1990. Mr. Sand was elected Assistant Secretary of the Company in November 1989 and served as Secretary from November 1990 to December 1999. Mr. Sand is a director of SSI and SCD Mountain View, Inc. He is also a director of PPT Vision, Inc.

(9)	Laurence Wagner joined FSI in May 2001 as Corporate Vice President and President of the Microlithography Division. Prior to joining FSI, he was a corporate senior vice president and division co-president at Kulicke & Soffa Industries from July 1998 to January 2001. Kulicke & Soffa Industries is a manufacturer and supplier of equipment software and materials to the semiconductor assembly market. From March 1996 to July 1998, he held the position of vice president, Electronic Materials, for EMCORE Corporation. From June 1989 to March 1996 he held various positions at Shipley Company, L.L.C., a subsidiary of the Rohm and Haas Company. Mr. Wagner is a director of Semiconductor Systems, Inc.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      FSI’s common stock is traded on the NASDAQ National Market System (NMS) under the symbol “FSII”. The following table sets forth the highest and lowest sale prices at the close of each day, as reported by the NASDAQ-NMS, for the fiscal periods indicated:

	2001		2000

	High	Low	High	Low

Fiscal Quarter

First	$18.500	$8.625	$11.063	$6.188

Second	10.500	8.063	20.000	9.063

Third	12.190	7.750	23.625	11.688

Fourth	15.380	10.000	24.000	12.938

      There were approximately 650 shareholder accounts of record on October 10, 2001 and the number of beneficial shareholders was estimated to be 7,800 shareholders.

      FSI has never declared or paid cash dividends on its common stock. FSI currently intends to retain all earnings for use in its business, and does not anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The tables that follow present portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and the related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K Report. The Consolidated Statement of Operations data for the years ended August 25, 2001, August 26, 2000, and August 28, 1999, and the Consolidated Balance Sheet data as of August 25, 2001 and August 26, 2000, are derived from and are qualified in their entirety by our Consolidated Financial Statements that have been audited by KPMG LLP, independent auditors, and are included elsewhere in this Form 10-K Report. The Consolidated Statement of Operations data for the years ended August 29, 1998 and August 30, 1997, and the Consolidated Balance Sheet data as of August 28, 1999, August 29, 1998 and August 30, 1997 are derived from our audited consolidated financial statements which do not appear in this report. On October 20, 1999 the Company acquired YieldUP International Corporation (YieldUP). The acquisition has been accounted for as a purchase. Accordingly, the Consolidated Statement of Operations Data includes the results of operations for YieldUP from the acquisition date. In addition, the Company changed its revenue recognition policy effective August 27, 2000, based upon guidance provided in SEC Accounting Bulletin No. 101 (SAB101), “Revenue Recognition in Financial Statements.” As a result, all revenues reported for fiscal 2001 are SAB 101 based, whereby the Company generally recognizes system sales once the system’s predetermined specifications or acceptance criteria are met. All prior years revenues are based upon shipment.

      The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year or fiscal period.

Selected Historical Financial Data

(in thousands, except per-share amounts)

	Fiscal Year Ended(1)

	August 25,	August 26,	August 28,	August 29,	August 30,
	2001	2000	1999	1998	1997

Consolidated Statement of Operations Data:

Sales	$218,078	$219,787	$113,512	$161,695	$162,888

Gross profit	80,395	80,363	34,812	51,707	62,152

Selling, general, and administrative expenses	50,331	50,400	37,264	52,103	45,403

Research and development expenses(2)	42,117	43,700	31,592	36,102	31,756

Operating loss	(12,053)	(13,737)	(34,044)	(36,498)	(15,007)

Equity in earnings (loss) of affiliates	4,196	2,047	(1,166)	674	3,711

Net loss from continuing operations	(5,760)	(4,143)	(40,119)	(21,322)	(3,289)

Net income (loss) from discontinued operations	—	(400)	9,484	(630)	7,929

Net income (loss) before cumulative effect of change in accounting principle, net of tax	$(5,760)	$(4,543)	$(30,634)	$(21,952)	$4,640

Cumulative effect of change in accounting principle	$(14,969)	—	—	—	—

Net income (loss)	$(20,729)	$(4,543)	$(30,634)	$(21,952)	$4,640
Earnings (loss) per share — Basic

Continuing Operations	$(0.22)	$(0.17)	$(1.73)	$(0.94)	$(0.14)

Discontinued Operations	—	(0.01)	0.41	(0.02)	0.35

Income (loss) before cumulative effect of change in accounting principle	$(0.22)	$(0.18)	$(1.32)	$(0.96)	$0.21

Cumulative effect of change in accounting principle, net of tax	(0.59)	—	—	—	—

Net income (loss) — Basic	$(0.81)	$(0.18)	$(1.32)	$(0.96)	$0.21

Earnings (loss) per share — Diluted

Continuing operations	$(0.22)	$(0.17)	$(1.73)	$(0.94)	$(0.14)

Discontinued operations	—	(0.01)	0.41	(0.02)	0.35

Income (loss) before cumulative effect of change in accounting principle	(0.22)	(0.18)	(1.32)	(0.96)	0.21

Cumulative effect of change in accounting principle, net of tax	(0.59)	—	—	—	—

Net income (loss) — diluted	$(0.81)	$(0.18)	$(1.32)	$(0.96)	$0.21

Weighted average common shares used in per share calculations

Basic	25,543	24,810	23,205	22,801	22,466

Diluted	25,543	24,810	23,205	22,801	22,466

Consolidated Balance Sheet Data:

Total assets	$245,287	$253,470	$241,498	$293,747	$317,738

Total long-term debt	—	60	30,063	42,130	42,250

Stockholders’ equity	184,017	201,789	176,312	204,376	224,340

Dividends	—	—	—	—	—

(1)	All amounts have been adjusted to reflect the divestiture, effective July 31, 1999, of the Company’s Chemical Management Division. See Note 6 of Notes to the Consolidated Financial Statements.

(2)	During the first quarter of fiscal 2000, FSI recorded an in-process research and development write-off of $6.4 million related to the YieldUP acquisition. See Note 5 of Notes to Consolidated Financial Statements.

(3)	The Company changed its revenue recognition policy effective August 27 2000, based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” The Company recorded a non-cash charge of approximately $15 million, after reduction for income taxes of $0, or $0.59 per diluted share to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. Pro forma amounts for the periods beginning before August 27, 2000 have not been presented as the effect of the change in accounting principle could not be reasonably determined. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

      The Company changed its revenue recognition policy effective August 27, 2001, based upon guidance provided in SEC Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” As a result, all revenues reported for fiscal 2001 are SAB 101 based, whereby the Company generally recognizes system sales once the system’s predetermined specifications or acceptance criteria are met. All prior years revenues are based upon shipment.

      The quarterly data for the last two fiscal years is as follows:

	Quarterly Data (Unaudited)

	First
	Quarter	Second	Third	Fourth
	(a)(c)(d)	Quarter	Quarter(b)	Quarter(b)

	(In thousands, Except Per-Share Data)

2001

Sales	$61,498	$60,244	$48,793	$47,542

Gross profit	24,628	24,375	17,863	13,528

Operating income (loss)	2,177	469	(5,820)	(8,880)

Net income (loss)	(10,956)	2,245	(4,607)	(7,412)

Diluted net income (loss) per common share	$(0.42)	$0.09	$(0.18)	$(0.29)

2000

Sales	$30,907	$45,798	$67,747	$75,335

Gross profit	10,109	17,146	26,053	27,055

Operating loss	(15,707)	(3,202)	3,381	1,791

Net income (loss)	(10,624)	(3,088)	3,695	5,474

Diluted net income (loss) per common share	$(0.44)	$(0.12)	$0.14	$0.21

(a)	During the first quarter of fiscal 2000, FSI recorded an in-process research and development write-off of $6.4 million related to the YieldUP acquisition (see Note 5 to Notes to Consolidated Financial Statements). During the same quarter, FSI also recorded a gain of $5.4 million related to the sale of 612,000 of the Company’s Metron Shares (see Note 12 to Notes to Consolidated Financial Statements).

(b)	During the fourth quarter of fiscal 2000, FSI recorded realignment charges of $4.1 million. During the third and fourth quarters of fiscal 2001, FSI recorded $1.6 million and $1.0 million of realignment charges. (See Note 3 to Notes to Consolidated Financial Statements.)

(c)	The first quarter of fiscal 2000 includes net income (loss) from discontinued operations.

(d)	The Company changed its revenue recognition policy effective August 27, 2000, based on guidance provided in SEC Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” During the first quarter of fiscal 2001, the Company recorded a non-cash charge of approximately $15 million, after reduction for income taxes of $0 to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. (see Notes 1 and 2 to Notes to Consolidated Financial Statements).

      FSI’s fiscal quarters are generally 13 weeks, all ending on a Saturday. The fiscal year ends on the last Saturday in August and comprises 52 or 53 weeks.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information contained herein, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements are subject to various risks and uncertainties, both known and unknown that could cause actual results to differ materially from those in such forward-looking statements. Readers are also directed to the Risk Factors discussion found below under “Risk Factors.” Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. FSI assumes no obligation to publicly release any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

      This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and footnotes elsewhere in this report.

Industry Update

      During fiscal 2001, industry conditions deteriorated rapidly for both semiconductor and semiconductor equipment manufacturers. There has been a worldwide softening in demand for semiconductors and reduced demand for semiconductor manufacturing equipment.

      In the wake of the September 11 attacks, many industry analysts have pushed out any sustainable or significant recovery to the second half of calendar 2002 or early 2003. The basis for their forecast is the impact that shaken consumer confidence will have on worldwide GDP in the near-term. A correlation has been drawn between the impact that the 1990/1991 Gulf War had on consumer confidence and the microelectronics industry and the current war on terrorism.

      Industry analysts are forecasting worldwide semiconductor sales to decrease 25 to 30 percent in calendar year 2001 as compared to the prior year. Also device manufacturers are reporting factory utilization rates of approximately 60 percent with some foundry manufacturers reporting utilization rates as low as 30 to 40 percent. Certain foundries, however, have started to experience an increase in utilization the past 3 months. A number of analysts continue to forecast IC growth in calendar 2002. Semiconductor device growth in calendar 2002 is very dependent on restored consumer confidence and a sustained increase in business and consumer electronics spending.

      On a consensus basis, equipment analysts are now forecasting calendar 2001 worldwide semiconductor equipment orders to be down approximately 30 to 35 percent from the prior year. The outlook for calendar 2002 continues to be a decline of between 5 and 15 percent.

Results of Operations

      In December 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” The SEC staff addressed several issues in SAB 101, including the timing of revenue recognition for sales that involve contractual customer acceptance provisions and installation of the product if these events occur after shipment and transfer of title. Historically, we generally recognized system revenue when the product was shipped, risk of loss had passed to the customer and collection of the resulting receivable was probable. Under the new accounting method, we changed our method of accounting for system sales to generally recognize revenue once the system’s pre-determined specifications or acceptance criteria are met. In the fourth fiscal quarter of 2001, we implemented the provisions of SAB 101, retroactive to the beginning of fiscal. 2001. This was reported as a cumulative effect of a change in accounting principle as of August 27, 2000. The results for the first three quarters of the fiscal year ended August 25, 2001 have been based upon guidance provided in SAB 101. This change resulted in a cumulative change in accounting principle of approximately $15.0 million, net of $0 taxes, or a charge of $0.59 per share. Pro forma amounts for the periods beginning before August 27, 2000 have not been presented as the effect of the change in accounting principle could not be reasonably determined.

      SAB 101 adds an additional cycle time between order acceptance (booking) and revenue. Our goal is to minimize the impact of cycle time, but our systems are complex instruments and can require lengthy installation and integration in the fab. Therefore, we expect that SAB 101 will result in a slower revenue ramp when bookings are accelerating and a slower revenue decline when bookings are decelerating.

      Due to the difficult industry conditions in fiscal 2001, FSI implemented cost reduction plans including two reduction in workforce programs, merit increase delays, executive salary cuts of 10 percent and a reduction in other discretionary spending costs. As a result, the Company recorded $2.6 million in realignment charges associated with reduction in forces that occurred in March and June of 2001. These costs were allocated as follows: $600,000 to cost of goods sold, $1.5 million to selling, general and administrative expenses and $500,000 for research and development expense.

      During the fourth quarter of fiscal 2000, FSI announced an infrastructure realignment program closing its Mountain View and Fremont, California facilities and the discontinuance of production of the nickel iron-plating product. FSI recorded realignment charges of approximately $4.1 million consisting of approximately $2.1 million of cost of goods sold, $1.3 million of selling, general and administrative expenses and $0.7 million of research and development expenses.

      In addition, in the first quarter of fiscal 2000, FSI recorded a $6.4 million in-process research and development write-off related to the acquisition of YieldUP and a gain of $5.4 million related to the sale of 612,000 shares of its Metron shares.

Revenues

      As previously discussed, we restated our results for the full year of fiscal 2001, with SAB 101 implemented on August 27, 2000, the beginning of the fiscal year. In general, under SAB 101, the Company defers revenue on certain system shipments until final acceptance is received from the customer, whereas, under historical accounting methods, revenue was generally recognized at the time of shipment. Restated fiscal 2001 quarterly statements of operations are included in Note 2 in the Notes to Consolidated Financial Statements. SAB 101 does not require the restatement of fiscal 2000 results.

      Fiscal 2001 SAB 101 revenues were $218.1 million, as compared to $219.8 million in fiscal 2000 on a shipment basis. Revenues decreased for the Surface Conditioning Division for the 2001 fiscal year as compared to the 2000 fiscal year with an offsetting increase in the Microlithography Division.

      Revenues increased 94% to $219.8 million for the fiscal year ended August 26, 2000 as compared to $113.5 million for the fiscal year ended August 28, 1999. Both the Microlithography and Surface Conditioning Divisions experienced revenue increases, with the Surface Conditioning Division having the most significant increase. The overall revenue increase was primarily due to the semiconductor manufacturers’ increased capital spending as they added capacity to meet customer demand, as well as a broadening customer base and market penetration in Asia.

      International sales were $130.4 million, $116.1 million and $32.8 million, during fiscal 2001, 2000 and 1999, respectively, and represented approximately 60%, 53% and 29% of sales during these periods. International sales are primarily through FSI’s affiliates, Metron and m#FSI, and represented approximately 85%, 87% and 92%, of international sales during fiscal 2001, 2000 and 1999, respectively. The increase in international sales in fiscal 2001 occurred in Europe and Japan. Due to its broader customer base, the Surface Conditioning Division has a higher percentage of international sales than the Microlithography Division. (See Note 19 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s international sales.)

      FSI ended the fiscal year with a backlog of approximately $37.1 million as compared to $184 million at the end of fiscal 2000. Backlog consists of orders with delivery dates within the next 12 months for which a customer purchase order has been received or a customer purchase order number has been communicated in writing to FSI. Because of the timing and relative size of orders and the possibility of cancellations or customer delays, backlog is not necessarily indicative of sales for future period. The Company has orders of $25.2 million with delivery dates beyond the end of fiscal 2002. Deferred revenue is approximately $76.0 million as of the end of fiscal 2001. Deferred revenue is included in deferred profit which is net of deferred cost of goods sold on the consolidated balance sheet.

      As a result of the fiscal 2001 year-end backlog and deferred revenue levels, the Company expects first quarter fiscal 2002 SAB 101 revenue of $40-45 million.* Based upon the gross profit margin associated with deferred revenue and the current quarterly operating expense run rate, the Company expects a loss in the $6.0-7.0 million range for the first quarter of fiscal 2002.*

Gross profit

      Gross Profit as a percentage of sales was 36.9% for fiscal 2001 and 36.6% for fiscal 2000. The year-over-year improvement is primarily due to improved capacity utilization associated with higher shipments, the consolidation of operations into two facilities, success of cost reduction programs and related standard product margin improvements. The margin improvement was offset by a higher percentage of foreign sales, which generally carry lower margins. We are beginning to realize the benefits of the product cost reduction initiatives of our Lean Enterprise program. Despite the higher foreign sales level and the pricing pressures that occur during soft industry conditions, we were able to increase our standard gross profit percentage for certain products. Margins were also negatively impacted by additional inventory write-offs and reserves and by cancellation penalties paid to subsystem suppliers and severance costs.

      Gross profit, as a percentage of sales for fiscal 2000, was 36.6% as compared to 30.7% for fiscal 1999. The improvement in gross margins for fiscal 2000 as compared to fiscal 1999 is due to higher manufacturing capacity utilization, a stronger mix of higher margin products, increased service revenue and cost reduction efforts. The improvement in margin was offset by the higher level of foreign sales, which sales generally have lower margins and also due to increased OEM content in our products. Fiscal 2000 margin was impacted by approximately $2.1 million of reduction in margin related to sales of YieldUP finished goods inventory which was marked up to fair market value at the time of the closing of the YieldUP acquisition. We began recognizing full margins on YieldUP product sales during the fourth quarter of fiscal 2000. Fiscal 2000 gross margin was also impacted by inventory reserves, severance and outplacement costs of approximately $2.1 million related to the infrastructure realignment recorded in the fourth quarter.

      The decrease in inventory reserves, net for fiscal 2001 as compared to 2000, was $3.3 million and is primarily due to the write-off and disposal of obsolete inventory against the reserve as we consolidated the Mountain View and Fremont operations into other facilities. The decrease in inventory reserves, net from fiscal 1999 to fiscal 2000 was $4.0 million. As industry conditions started to improve in late 1999 and early 2000, the Company did not have to significantly increase its inventory reserves.

      FSI’s gross profit margin will fluctuate from quarter to quarter and year to year, depending on foreign/domestic sales mix, because we sell through affiliated distributors, and due to product sales mix, OEM systems content, manufacturing capacity utilization and competitive pricing pressures. Gross profit margins are expected to be 28 to 30 percent of revenues for the first quarter of fiscal 2002, as margins will be impacted by underutilized manufacturing capacity.*

Selling, general and administrative expenses

      Selling, general and administrative (SG&A) expenses in fiscal 2001 were $50.3 million, or 23.1% of sales as compared to $50.4 million, or 22.9% of sales, in fiscal 2000 and $37.3 million or 32.9% of sales in fiscal 1999. The slight decrease in the SG&A dollar amount for fiscal 2001 as compared to fiscal 2000 was primarily due to reduced administration and information technology expenses and lower commissions and profit enhancement plan expenses due to lower order activity and operating losses. This decrease was offset by increased customer service costs due to higher travel expenses. SG&A expenses include $1.5 and $1.3 million of realignment charges in fiscal 2001 and 2002, respectively.

      The decrease in SG&A as a percent of sales in fiscal 2000 as compared to fiscal 1999 is due to higher revenue levels and the Company’s emphasis on cost controls. The dollar amount increase is due to realignment costs of $1.3 million, increased depreciation related to the new business system and the amortization of the intangible assets from the YieldUP acquisition. The realignment costs included in SG&A of $1.3 million included a $0.2 million write off of the YieldUP assembled workforce intangible, $0.1 million of severance accruals and $1.0 million of fixed asset and lease write-offs. The dollar increase in SG&A for fiscal 2000 as compared to 1999 is also due to increased commissions, incentive compensation and customer service costs as a result of higher sales levels.

      SG&A expenses for the first quarter of fiscal 2002 are expected to be between $10.0 and $10.3 million.*

Research and development expenses

      Research and development (R&D) expenses for fiscal 2001 were $42.1 million, or 19.3% of sales, as compared to $37.3 million, or 17.0% of sales for fiscal 2000 and $31.6 million, or 27.8% of sales, for fiscal 1999. There was a one-time in process research and development (IPRD) write-off of $6.4 million relating to the YieldUP acquisition recorded in the first quarter of fiscal year 2000. The overall increase for R&D expenses year-over-year relates to 300 mm products, the small footprint ZETA®, ANTARES® and the new immersion product. R&D expenses include $0.5 and $0.7 million of realignment charges in fiscal 2001 and 2000, respectively.

      The dollar amount increase for R&D in fiscal 2000 as compared to fiscal 1999 is primarily due to product development on the 300 mm products, the CALYPSO™ spin-on dielectric product and other new applications. Fiscal 2000 R&D also included $0.7 million of realignment charges related to the $0.1 million write off of the YieldUP assembled workforce intangible, $0.4 million of severance costs and $0.2 million of fixed asset write-offs.

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

      FSI’s average investment on new product and process development programs as a percent of total revenues has been 21.4% for the past three years. FSI will continue to remain focused on critical technologies and strategically invest its R&D dollars, specifically in the immersion technology for Surface Conditioning products and 300 mm products for both resist processing and surface conditioning.*

      R&D expenses are expected to be between $9.7 and $9.9 million for the first quarter of fiscal 2002.*

Other income (expense), net

      Other income (expense), net was approximately $2.7 million of income, or 1.2% of sales for fiscal 2001 as compared to $7.5 million of income, or 3.4% of sales, for fiscal 2000 and $936,000 of income, or 0.8% of sales, for fiscal 1999.

      The decrease in amounts for fiscal 2001 as compared to 2000 and the increase in the amounts for fiscal 2000 as compared to fiscal 1999 is primarily due to the $5.4 million gain from the sale of Metron stock in 2000. The Company recognized the gain on the sale of approximately 612,000 shares of Metron Technology’s stock in its initial public offering during the first quarter of fiscal 2000.

      Interest expense is expected to be minimal for FSI in fiscal year 2002.*

      Other income (expense), net is expected to be approximately $400,000 to $500,000 for the first quarter of 2002, given our current level of cash reserves and interest rates.*

Income tax (benefit) expense

      The Company recorded tax expense of $600,000 for fiscal 2001 and $0 for fiscal 2000. The tax expense in fiscal 2001 relates to state tax expense in states that do not allow loss carrybacks and tax expense related to the utilization of YieldUP NOL’s and a corresponding reduction in goodwill.

      The tax expense related to continuing operations for fiscal 1999 was $5.8 million of expense as compared to a $13.3 million of tax benefit for the comparable 1998 period. During the third quarter of 1999, FSI recorded a valuation allowance of $16.6 million against its deferred tax assets. This valuation allowance was recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, primarily due to FSI’s continued losses.

      FSI’s deferred tax assets on the balance sheet as of August 25, 2001 have been fully reserved with a valuation allowance.

Equity in earnings (losses) of affiliates

      Equity in earnings (losses) of affiliates was approximately $4.2 million of income for fiscal 2001, $2.0 million of income for fiscal 2000 and $1.2 million of losses for fiscal 1999. The income in fiscal 2001 and 2000 is due to improved operations at both affiliates.

Liquidity and Capital Resources

      FSI’s cash, cash equivalents and marketable securities were approximately $54.6 million as of August 25, 2001, an increase of $12.4 million from the end of fiscal 2000. The increase in cash, cash equivalents and marketable securities is due to approximately $16.7 million in cash flow from operations. The Company also had proceeds from stock option exercises and employee stock purchase plan issuances of $4.1 million.

      Accounts receivable decreased $14.1 million from the end of fiscal 2000. The decrease in accounts receivable was due to the decrease in fourth quarter shipments in fiscal 2001 as compared to fiscal 2000. Fiscal 2001 fourth quarter shipments were $40.1 million as compared to $75.3 million for the fourth quarter of fiscal 2000.

      Inventory increased approximately $350,000 to $48.7 million at the end of fiscal 2001, as compared to $48.3 million at the end of fiscal 2000. The increase in inventory was primarily in raw materials and purchased parts offset by decreases in work in process and finished products and subassemblies. We expect to decrease inventory in fiscal 2002 through various inventory management programs.* As of August 25, 2001, FSI’s current ratio was 2.44 to 1.0 and working capital was $88.4 million.

      Acquisitions of property, plant and equipment were $8.5 million $7.1 million and $11.8 million in fiscal 2001, 2000 and 1999, respectively. FSI expects capital expenditures to be between $5.0 and $6.0 million in fiscal 2002.* Depreciation and amortization for fiscal 2002 is expected to be approximately $15.0 million.*

      On September 3, 1999, FSI completed the repayment of its senior unsecured notes. The notes consisted of $30 million of 7.15% senior unsecured notes due to mature in 2004 which were paid off in September and $12 million of 7.27% senior unsecured notes due to mature in 2006 which were paid off prior to fiscal 1999 year-end. At the time of the prepayment, certain lenders had claimed that FSI was in default under certain covenants contained in the note agreements. These claims were waived in connection with the repayment.

      FSI believes that with existing cash, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet FSI’s currently projected working capital and other cash requirements through at least mid fiscal 2003*.

      FSI believes that success in its industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of FSI’s strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies particularly those that are complementary to our surface conditioning business.* FSI may seek additional equity or debt financing to fund such activities.* The sale of additional equity or debt securities could result in additional dilution to FSI’s shareholders.*

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Tangible Assets” which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement. The Company will adopt SFAS No. 142 in the first quarter of fiscal 2002. The Company is in the process of evaluating whether it will have any transitional impairment losses which would be required to be recognized as a cumulative effect of a change in accounting principle. During the year ended August 25, 2001, the Company had goodwill amortization of approximately $1,837,000, which under SFAS No. 142 it would not have in the future.

      In August 2001, the Financial Accounting Standards Board approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, this statement retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

      SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. However, this Statement retains the requirement of APB No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This statement also amends ARB No. 51, “Consolidated Financial Statements” to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company is required and plans to adopt the provision of SFAS No. 144 in the first quarter of fiscal 2003.

Risk Factors

      Our business faces significant risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently believe are immaterial. Given the business and the industry in which we operate the following risk factors should be considered in addition to others described in this report. If any of the events or circumstances described in the following risks occurs, our business, operating results or financial condition could be materially adversely affected. These risks should be read in conjunction with the other information set forth in this report.

      Because our business depends on the amount that manufacturers of microelectronics spend on capital equipment, downturns in the microelectronics industry may adversely affect our results.

      The microelectronics industry experiences periodic slowdowns, which may have a negative effect on our sales and operating results. Our business depends on the amount that manufacturers of microelectronics spend on capital equipment. The amount they spend on capital equipment depends on the existing and expected demand for semiconductor devices and products that use semiconductor devices. The microelectronics industry has experienced alternating upturns and downturns in business activity; the industry is currently experiencing a significant downturn. When this occurs, some semiconductor manufacturers experience lower demand and increased pricing pressure for their products. As a result, they are likely to purchase less semiconductor processing equipment and have sometimes delayed making decisions to purchase capital equipment. In some cases, semiconductor manufacturers have canceled or delayed orders for our products and over the past nine months there has been an increase in the amount of order delays or order cancellations. The semiconductor industry experienced a downturn in 1998 and 1999, which seriously harmed our operating results during that period. Typically, the semiconductor equipment industry has experienced more pronounced decreases in net sales than the semiconductor industry as a whole.

      We, along with others in the industry, have recently experienced a significant slowdown in orders for new equipment as well as delays in or cancellations of existing orders. The extent and length of the current slowdown cannot be predicted. Although there are some indications that the semiconductor industry may begin to recover from the current slowdown sometime in calendar 2002 or 2003, the rate of improvement, if any, is expected to be much lower than in fiscal 2000. However:

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

      Failure of our product to gain market acceptance would adversely affect our financial condition.

      We believe that our growth prospects depend upon our ability to gain customer acceptance of our products and technology, particularly 300 mm products. Market acceptance of products depends upon numerous factors, including compatibility with existing manufacturing processes and products, perceived advantages over competing products and the level of customer service available to support such products. Moreover, manufactures often rely on a limited number of equipment vendors to meet their manufacturing equipment needs. As a result, market acceptance of our products may be adversely affected to the extent potential customers utilize a competitor’s manufacturing equipment. There can be no assurance that sales of new products will remain constant or grow or that we will be successful in obtaining broad market acceptance of our systems and technology.

      We expect to spend a significant amount of time and resources to develop new systems and refine existing systems. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenue from the sale of any new systems. Our ability to commercially introduce and successfully market any new systems is subject to a wide variety of challenges during this development cycle, including start-up bugs, design defects and other matters that could delay introduction of these systems to the marketplace. In addition, since our customers are not obligated by long-term contracts to purchase our systems, our anticipated product orders may not materialize or orders that do materialize may be canceled. As a result, if we do not achieve market acceptance of new products, we may not be able to realize sufficient sales of our systems in order to recoup research and development expenditures. The failure of any of our new products to achieve market acceptance would harm our business, financial condition, and results of operation and cash flows.

      Future acquisitions may dilute our stockholders’ ownership interests and have other adverse consequences.

      Because of consolidations in the semiconductor equipment industry served by us and other competitive factors, our management will seek to acquire additional product lines, technologies, and businesses if suitable opportunities develop. Acquisitions may result in the issuance of our stock, which may dilute our stockholders’ ownership interests and reduce earnings per share. Acquisitions may also increase debt levels and the related goodwill and other intangible assets, which could have a significant negative effect on our financial condition and operating results. In addition, acquisitions involve numerous risks, including:

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

      The price of our stock has been volatile in the past and may continue to be so in the future. In the 2001 fiscal year, for example, our stock price ranged from $7.75 to $18.50 per share.

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

      In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. To date we have not been subject to such claims, however we could in the future be the target of this type of litigation. Securities litigation may result in substantial costs and divert management’s attention and resources, which can seriously harm our business.

      Because our quarterly operating results are volatile, our stock price could decrease.

      In the past, our operating results have fluctuated from quarter to quarter and are likely to do so in the future. These fluctuations may have a significant impact on our stock price. The reasons for the fluctuations in our operating results, such as sales, gross profits, and net income, include:

•	The Timing of Significant Customer Orders and Customer Spending Patterns. During industry downturns, our customers may ask us to delay or even cancel the shipment of equipment orders. Delays and cancellations may adversely affect our operating results in any particular quarter if we are unable to recognize revenue for particular sales in the quarter in which those sales were expected.

•	The Timing of New Product and Service Announcements By Us or Our Competitors. New product announcements by us and our competitors could cause our customers to delay a purchase or to decide to purchase products of one of our competitors which would adversely affect our revenue and, therefore, our results of operations. New product announcements by others may make it necessary for us to reduce prices on our products or offer more service options, which could adversely impact operating margins and net income.

•	The Mix of Products Sold And The Market Acceptance of Our New Product Lines. The mix of products we sell varies from period to period, and because margins vary among or within different product lines, this can adversely affect our results of operations. If we fail to sell our products which generate higher margins, our average gross margins may be lower than expected. If we fail to sell our new product lines, our revenue may be lower than expected.

•	General Global Economic Conditions or Economic Conditions in a Particular Region. When economic conditions in a region or worldwide worsen, customers may delay or cancel their orders. There may also be an increase in the time it takes to collect payment from our customers or even outright defaults in payments. This can negatively affect our cash flow and our results.

      As a result of the factors listed above, our future operating results are difficult to predict. Further, we base our current and future expense plans in significant part on our expectations of our longer-term future revenue. As a result, we expect our expense levels to be relatively fixed in the short-run. An unanticipated decline in revenue for a particular quarter may disproportionately affect our net income in that quarter. If our revenue is below our projections, then our operating results will also be below expectations and, as we have in the past, we may even have losses in the short-run. Any one of the factors listed above, or a combination of them, could adversely affect our quarterly results of operations, and consequently may cause a decline in our share price.

      Because international sales are important to us, and because most of our international sales are through our affiliated distributors, reductions in the sales efforts of these affiliates could adversely affect our results.

      The profits or losses of our affiliated distributors, Metron Technology B.V. and m•FSI Ltd., can also significantly affect our financial results. We make most of our international sales through these affiliated distributors. As of August 25, 2001 we have a 21% ownership interest in Metron and a 49% interest in m•FSI. Fiscal 2001 sales through m•FSI were $18.0 million or 8% of our total sales. Fiscal 2001 sales through Metron were $93.2 million or 43% of our total sales. In addition, these affiliates also provide service and support to many of our international customers. Metron and m•FSI also distribute or sell products for companies other than us. If either of these affiliates reduced its sales efforts, lost the business of a significant company for which it distributes or sells products, lost a significant customer, or otherwise became less financially viable, it could have a negative effect on our operating results.

      We cannot guarantee that Metron or m•FSI will continue to successfully distribute our products or the products of other companies. The failure of Metron or m•FSI to do so could have a significant negative effect on our results of operations.

      Changes in demand caused by fluctuations in interest and currency exchange rates may reduce our international sales.

      Almost all of our direct international sales are denominated in U.S. dollars. Nonetheless, changes in demand caused by fluctuations in interest and currency exchange rates may affect our international sales. Most of our international sales, however, are through our affiliated distributors. Metron’s sales of our products and other companies’ products are primarily denominated in U.S. dollars, but its expenses are generally denominated in foreign currencies. Accordingly, fluctuations in interest and currency exchange rates may affect Metron’s financial results. Sales for m•FSI are denominated in yen. As a result, U.S. dollar/yen exchange rates may affect our equity interest in m•FSI’s earnings.

      Metron and m•FSI sometimes engage in so-called “hedging” or risk-reducing transactions to try to limit the negative effects that the devaluation of foreign currencies relative to the U.S. dollar could have on operating results. They will do so if a sale denominated in a foreign currency is sufficiently large to justify the costs of hedging. To hedge a sale, Metron or m•FSI will typically commit to buy U.S. dollars and sell the foreign currency at a given price at a future date. If the customer cancels the sale, Metron or m•FSI may be forced to buy U.S. dollars and sell the foreign currency at market rates to meet its hedging obligations and may incur a loss in doing so. To date, the hedging activities of Metron and m•FSI have not had any significant negative effect on us. The adoption of SFAS 133 by Metron and m•FSI may cause more volatility in our equity in earnings of affiliates.*

      Because of the need to meet and comply with numerous foreign regulations and policies, the changeability of the political and economic environments in foreign jurisdictions and the difficulty of managing business overseas, we may not be able to sustain our historical level of international sales.

      We and our affiliates operate in a global market. In fiscal 2001, approximately 60% of our sales revenue derived from sales outside the United States. In fiscal 2000, this figure was 53%, and in fiscal 1999 it was 29%. These figures include sales through Metron and m•FSI, which accounted for 85% of international sales in 2001, 87% in 2000 and 92% in 1999. We expect that international sales will continue to represent a significant portion of total sales. Sales to customers outside the United States involve a number of risks, including the following:

•	Imposition of government controls;

•	Compliance with U.S. export laws and foreign laws;

•	Political and economic instability;

•	Trade restrictions;

•	Changes in taxes and tariffs;

•	Longer payment cycles;

•	Difficulty of administering business overseas; and

•	General economic conditions.

      In particular, the Japanese and Asia Pacific markets are extremely competitive. The semiconductor device manufacturers located there are very aggressive in seeking price concessions from suppliers, including equipment manufacturers like us. In fiscal 2001, approximately 38% of our international sales were attributable to these markets.

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

      If our significant customers, including IBM, Texas Instruments, STMicroelectronics, Philips Semiconductor or 1st Silicon, reduce, delay, or cancel orders, then our operating results could suffer. Our largest customers have changed from year to year, however, sales to FSI’s top five customers accounted for approximately 46%, 45% and 49% of total sales in fiscal 2001, 2000 and 1999, respectively. Philips Semiconductor accounted for approximately 10% of our sales in fiscal 2001. Texas Instruments accounted for 14%, 15% and 13% of revenues in fiscal 2001, 2000 and 1999, respectively. STMicroelectronics represented 11% of revenues in fiscal 2000. IBM accounted for approximately 24% of revenues for fiscal 1999. We currently have no long-term sales commitments with any of our customers. Instead, we generally make sales under purchase orders. Our backlog at August 25, 2001 was $37.1 million of which 44% was comprised of orders from two customers. As of August 25, 2001 we had received approximately $25.2 million in orders from one customer that is scheduled to ship after fiscal 2002. All orders are subject to cancellation or delay by the customer.

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

      Our success depends to a significant extent upon our management and technical personnel. The loss of a number of these key persons could have a negative effect on our operations. Competition is high for such personnel in our industry in all of our locations. We periodically review our compensation and benefit packages to ensure that they are competitive in the marketplace and make adjustments or implement new programs for that purpose, as appropriate. We cannot guarantee that we will continue to attract and retain the personnel we require to continue to grow and operate profitably.

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

      As is typical in the semiconductor industry, we occasionally receive notices from others alleging infringement claims. We have been involved in patent infringement litigation in the past and SCD Mountain View is involved in such litigation. We could become involved in similar lawsuits or other patent infringement claims in the future. We cannot guarantee the outcome of such lawsuits or claims, which may have a significant negative effect on our business or operating results.

      Our sales cycle is long and unpredictable, which could require us to incur high sales and marketing expenses with no assurance that a sale will result.

      Sales cycles for some of our products can run as long as 12 to 18 months. As a result, we may not recognize revenue from efforts to sell particular products for extended periods of time. We believe that the length of the sales cycle may increase as some current and potential customers centralize purchasing decisions into one decision-making entity. We expect this may intensify the evaluation process and require us to make additional sales and marketing expenditures with no assurance that a sale will result.*

      Adoption of the common European currency may adversely affect us and our affiliated distributors by requiring systems modifications and possibly increasing their currency exchange risks.

      The use of the Euro (a common European currency unit) began on January 1, 1999 and will be phased-in through January 1, 2002. We do not expect the cost of any necessary systems modification to be material and do not anticipate that the introduction and use of the Euro will materially affect our results or those of our affiliated distributors’ international business operations.* Nor do we expect the Euro to have a material effect on the currency exchange risks of our or our affiliated distributors’ businesses.* Our management will continue to monitor the effect of the implementation of the Euro.

      Changes to financial accounting standards may affect the Company’s reported results of operations.

      The Company prepares its financial statements to conform with accounting principles generally accepted in the United States of America (“GAAP”). The GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on the Company’s reported results and may even affect its reporting of transactions completed before a change is announced.

      Accounting policies affecting many other aspects of our business, including rules relating to purchase and pooling-of-interests accounting for business combinations, revenue recognition, in-process research and development changes, employee stock purchase plans and stock option grants, have recently been revised or are under review. Changes to those rules or the questioning of the Company’s current accounting practices may have a material adverse effect on the Company’s reported financial results or on the way it conducts business. In addition, the Company’s preparation of financial statements in accordance with GAAP requires that it make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statement and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to the Company’s estimates and could impact its future operating results.

      We do not intend to pay dividends.

      We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. As of August 25, 2001 our investments in affiliates include a 21.0% interest in Metron Technology (Metron) and a 49% interest in m•FSI Ltd. Metron operates mainly in Europe, Asia Pacific and the United States. m•FSI Ltd. operates in Japan. Approximately 84% of fiscal 2001 sales to affiliates were to Metron. We denominate all U.S. export sales in U.S. dollars.

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

      We do not have significant exposure to changing interest rates as all material outstanding debt was repaid on September 3, 1999 and all marketable securities consist of debt instruments, 100% of which mature within one year. As of year-end, amortized cost approximates market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $546,000 based on cash, cash equivalents and marketable security balances as of August 25, 2001.

      Our investment in our affiliate, Metron, is accounted for by the equity method of accounting and has a carrying value on the balance sheet of approximately $16.9 million. The fair value of Metron is subject to stock market fluctuations. Based on the closing stock price of Metron of $7.04 per share on August 24, 2001, the fair value of our investment in Metron, was approximately $18.9 million. The stock price of Metron ranged from $3.13 to $14.00 per share during fiscal 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended August 25, 2001, August 26, 2000 and August 28, 1999

	2001	2000	1999

Sales (including sales to affiliates of $111,140,000, $100,855,000 and $30,192,000, respectively)	$218,077,714	$219,786,607	$113,512,360

Cost of goods sold	137,682,169	139,423,904	78,700,362

Gross profit	80,395,545	80,362,703	34,811,998

Selling, general and administrative expenses	50,330,743	50,400,255	37,263,717

In-process research and development write-off	—	6,370,000	—

Research and development expenses	42,117,468	37,329,873	31,592,243

Operating loss	(12,052,666)	(13,737,425)	(34,043,962)

Gain on sale of investment in affiliates	—	5,409,744	—

Interest expense	(93,268)	(378,504)	(3,766,883)

Interest income	2,577,751	2,445,693	4,630,156

Other income (expense), net	212,184	69,883	72,895

Loss before income taxes	(9,355,999)	(6,190,609)	(33,107,794)

Income tax expense	600,000	—	5,844,990

Loss before equity in earnings (losses) of affiliates	(9,955,999)	(6,190,609)	(38,952,784)

Equity in earnings (losses) of affiliates	4,196,000	2,047,499	(1,165,931)

Net loss from continuing operations	(5,759,999)	(4,143,110)	(40,118,715)

Discontinued operations:

Net loss from discontinued operations	—	—	(6,422,864)

Gain (loss) on sale of net assets of discontinued operations, net of $8,886,000 of taxes in 1999	—	(400,000)	15,907,271

Net loss before cumulative effect of a change in accounting principle	(5,759,999)	(4,543,110)	(30,634,308)

Cumulative effect of change in accounting principle, net of tax	(14,969,008)	—	—

Net loss	$(20,729,007)	$(4,543,110)	$(30,634,308)

Earnings (loss) per share — Basic and Diluted

Continuing Operations	$(0.22)	$(0.17)	$(1.73)

Discontinued Operations	—	(0.01)	0.41

Loss before cumulative effect of change in accounting principle	$(0.22)	$(0.18)	$(1.32)

Cumulative effect of change in accounting principle, net of tax	(0.59)	—	—

Loss — basic and diluted	$(0.81)	$(0.18)	$(1.32)

Weighted average common shares — basic and diluted	25,542,901	24,810,200	23,204,706

Weighted average common and potential common shares — diluted	25,542,901	24,810,200	23,204,706

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 25,	August 26,
	2001	2000

Assets

Current assets:

Cash and cash equivalents	$44,119,833	$34,637,974

Marketable securities	10,507,920	7,565,222

Trade accounts receivable, less allowance for doubtful accounts of $2,134,000, and $3,229,000, respectively	21,719,174	25,054,782

Trade accounts receivable from affiliates	19,654,602	30,421,899

Inventories	48,699,247	48,343,090

Notes receivable from related party	658,205	—

Prepaid expenses and other current assets	4,130,423	4,703,050

Employees receivables	173,759	—

Total current assets	149,663,163	150,726,017

Property, plant and equipment, net	55,128,674	59,489,427

Investment in affiliates	22,158,516	19,628,072

Intangible assets	14,594,568	19,604,070

Deposits and other assets	3,742,085	4,023,087

	$245,287,006	$253,470,673

Liabilities and Stockholders’ Equity

Current liabilities:

Current maturities of long-term debt	$—	$18,997

Trade accounts payable	10,206,932	18,974,502

Accrued expenses	20,712,286	24,902,722

Deferred profit	30,350,292	7,744,413

Total current liabilities	61,269,510	51,640,634

Long-term debt, less current maturities	—	41,344

Stockholders’ equity:

Preferred stock, no par value; 9,700,000 shares authorized; none issued and outstanding	—	—

Series A Junior Participating Preferred stock, no par value; 300,000 shares authorized; none issued and outstanding	—	—

Common stock, no par value; 50,000,000 shares authorized; issued and outstanding, 25,983,804 and 25,375,332, shares, respectively	194,345,102	190,253,307

Retained earnings (accumulated deficit)	(8,264,819)	12,194,209

Accumulated other comprehensive loss	(2,062,787)	(658,821)

Total stockholders’ equity	184,017,496	201,788,695

Commitments (Notes 6, 8, 22 and 24)	$245,287,006	$253,470,673

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended August 25, 2001, August 26, 2000 and August 28, 1999

	Common Stock		Retained	Accumulated
			Earnings	Other
	Number of		(Accumulated	Comprehensive
	Shares	Amount	Deficit)	Income (Loss)	Total

Balance, August 29, 1998	23,034,562	$163,307,107	$43,033,192	$(1,964,032)	$204,376,267

Stock issuance	357,391	2,274,674	—	—	2,274,674

Tax benefit from stock options exercised	—	43,469	—	—	43,469

Dilution in investment in affiliates	—	—	(483,825)	—	(483,825)

Comprehensive (loss) income:

Cumulative translation adjustment	—	—	—	735,887	735,887

Net loss	—	—	(30,634,308)	—	(30,634,308)

Total comprehensive loss	—	—	—	—	(29,898,421)

Balance, August 28, 1999	23,391,953	165,625,250	11,915,059	(1,228,145)	176,312,164

Stock issuance	679,993	5,361,057	—	—	5,361,057

Stock issuance related to acquisition of YieldUP	1,303,386	19,267,000	—	—	19,267,000

Accretion in investment in affiliates	—	—	4,822,260	—	4,822,260

Comprehensive (loss) income:

Cumulative translation adjustment	—	—	—	569,324	569,324

Net loss	—	—	(4,543,110)	—	(4,543,110)

Total comprehensive loss	—	—	—	—	(3,973,786)

Balance, August 26, 2000	25,375,332	190,253,307	12,194,209	(658,821)	201,788,695

Stock issuance	608,472	4,091,795	—	—	4,091,795

Accretion in investment in affiliates	—	—	269,979	—	269,979

Comprehensive (loss) income:

Cumulative translation adjustment	—	—	—	(1,403,966)	(1,403,966)

Net loss	—	—	(20,729,007)	—	(20,729,007)

Total comprehensive loss	—	—	—	—	(22,132,973)

Balance August 25, 2001	25,983,804	$194,345,102	$(8,264,819)	$(2,062,787)	$184,017,496

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended August 25, 2001, August 26, 2000 and August 28, 1999

	2001	2000	1999

Operating Activities

Net loss	$(20,729,007)	$(4,543,110)	$(30,634,308)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Cumulative effect of accounting change, net of taxes	14,969,008	—	—

Gain on sale of investment in affiliates	—	(5,409,744)	—

Loss from discontinued operations	—	400,000	6,422,864

Gain on sale of discontinued operations	—	—	(15,907,271)

Write-off of in-process research and development	—	6,370,000	—

Depreciation	11,680,172	11,729,787	12,822,641

Amortization	5,133,554	4,986,449	849,919

Provision for allowance for doubtful accounts	(246,186)	887,059	352,861

Write-off of accounts receivable	(848,550)	(236,521)	(164,121)

Provision for inventory reserves	4,362,687	1,016,255	6,354,000

Disposal of inventory	(7,669,244)	(4,971,181)	(5,723,261)

Provision for deferred income taxes	(1,096,961)	(4,520,624)	(3,308,595)

Valuation reserve on deferred tax assets	1,096,961	4,520,624	20,523,170

Equity in (earnings) losses of affiliates	(4,196,000)	(2,047,499)	1,165,931

Loss (gain) on disposal of equipment	(45,383)	—	528,843

Changes in operating assets and liabilities:

Trade accounts receivable	15,197,641	(25,036,301)	1,799,434

Inventories	3,072,292	(8,765,539)	7,550,965

Prepaid expenses and other current assets	(259,337)	(9,180,056)	273,616

Trade accounts payable	(8,767,570)	2,644,990	(410,265)

Refundable income taxes	—	160,915	9,624,146

Accrued expenses	(3,102,519)	12,647,541	(4,842,815)

Deferred profit	8,168,440	3,410,875	(7,273,863)

Customer deposits	—	(453,198)	453,198

Other	—	542,000	316,665

Net cash provided by (used in) operating activities	$16,719,998	$(15,847,278)	$773,754

Investing Activities

Proceeds from the sale of investment in affiliates	—	$7,398,621	$—

Acquisition of property, plant and equipment	$(8,483,845)	(7,064,121)	(11,790,546)

Purchase of marketable securities	(15,482,869)	(5,960,584)	(58,410,721)

Investment in YieldUP, net of cash	—	(6,522,515)	—

Sale of marketable securities	—	—	6,971,481

Maturities of marketable securities	12,540,171	26,077,015	37,262,998

(Increase) decrease in deposits and other assets	156,950	(1,397,638)	(2,883,154)

Proceeds from sale of equipment	—	622,438	486,575

Net cash provided by (used in) investing activities	(11,269,593)	13,153,216	(28,363,367)

Financing Activities

Principal payments on long-term debt	(60,341)	(30,355,376)	(12,067,220)

Net proceeds from issuance of common stock	4,091,795	5,361,057	2,274,674

Net cash (used in) provided by financing activities	4,031,454	(24,994,319)	(9,792,546)

Cash provided by discontinued operations	—	—	26,918,703

Increase (decrease) in cash and cash equivalents	9,481,859	(27,688,381)	(10,463,456)

Cash and cash equivalents at beginning of year	34,637,974	62,326,355	72,789,811

Cash and cash equivalents at end of year	$44,119,833	$34,637,974	$62,326,355

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended August 25, 2001, August 26, 2000 and August 28, 1999

(1)  Summary of Significant Accounting Principles

Description of Business

      FSI International, Inc. is a global supplier of processing equipment used at key production steps to manufacture microelectronics, including semiconductor devices and thin film heads. The Company develops, manufactures, markets and supports products used in the technology areas of microlithography and surface conditioning. FSI International’s customers include microelectronics manufacturers located throughout North America, Europe, Japan and the Asia Pacific region.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of FSI International, Inc. and its wholly owned subsidiaries, FSI International Asia, Ltd., FSI International Semiconductor Equipment Pte. Ltd., a foreign sales corporation (FSC), SCD Mountain View, Inc. and Semiconductor Systems, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

      The Company’s fiscal year ends on the last Saturday in August and is comprised of 52 or 53 weeks. Fiscal 2001, 2000 and 1999 consist of 52-week periods.

Revenue Recognition

      The Company changed its revenue recognition policy effective August 27, 2000, based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Certain of the Company’s product sales are accounted for as multiple-element arrangements. If the Company has met defined customer acceptance experience levels with both the customer and the specific type of equipment, the Company recognizes equipment revenue upon shipment and transfer of title, with the remainder of the total revenue recognized as the earnings process is completed for other elements. All other product sales with customer acceptance provisions are recognized upon customer acceptance. Revenue related to spare part sales is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

      In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $15.0 million (after reduction for income taxes of $0) or $0.59 per share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year.

      The deferred revenue balance as of August 27, 2000 relating to the implementation of SAB 101 was $43.5 million. This amount is comprised of equipment that was shipped and previously recorded as revenue but had not been accepted or did not qualify for multiple-element accounting as of August 26, 2000. Of the $43.5 million in deferred revenue, $42.0 million was recognized as revenue in fiscal 2001.

      The deferred profit balance as of August 27, 2000 which consists of deferred revenue less deferred amounts related to cost of sales was approximately $14.8 million. Of the $14.8 million in deferred profit, $14.3 million was recognized in fiscal 2001.

      Prior to 2001, the Company’s revenue recognition policy was to recognize revenue at the time of shipment except for newly introduced products, which was recognized upon the successful completion of an evaluation period. Once the Company had a base of five installations of a new product accepted by customers, the Company then recognized all of the new product revenue upon shipment.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Comprehensive Income (Loss)

      Other comprehensive income (loss) pertains to revenues, expenses, gains, and losses that are not included in net income, but rather are recorded directly in stockholders’ equity. For fiscal 2001, 2000 and 1999, the only item of other comprehensive income (loss) is related to foreign currency translation adjustment.

Cash and Cash Equivalents

      All highly liquid investments purchased with an original effective maturity of three months or less are considered to be cash equivalents.

Marketable Securities

      The Company classifies its marketable debt securities as available-for-sale and carries these securities at approximately fair market value. Unrealized holding gains and losses are excluded from earnings and reported as a net amount in a separate component of stockholders’ equity until realized.

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

Investment in Affiliates

      The Company’s investment in affiliated companies consists of a 21% interest in Metron Technology and a 49% interest in m•FSI Ltd. Each investment is accounted for by the equity method utilizing a three-month and a two-month lag due to the affiliates’ respective May and June year ends. Summary financial information for these affiliates is included in Note 12.

Income Taxes

      Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting. The Company accounts for tax credits as reductions of income tax expense in the year in which such credits are allowable for tax purposes.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Warranty

      The Company, in general, warrants new equipment manufactured by the Company to the original purchaser to be free from defects in material and workmanship for one to two years, depending upon the product or customer agreement. Provision is made for the estimated cost of maintaining product warranties at the time the product is sold.

Foreign Currency Translation

      Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates. Operating results for investees are translated into U.S. dollars using the average rates of exchange prevailing during the year. Unrealized gains or losses resulting from translating investees are included in the accumulated other comprehensive loss account in stockholders’ equity.

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

Derivative Instruments and Hedging Activities

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” which establishes appropriate accounting for derivative instruments and hedging activities. FSI adopted SFAS No. 133 in fiscal 2001. The impact of the adoption of SFAS No. 133 did not have a material impact on FSI’s financial statements although, equity in earnings of affiliates may be more volatile due to their international operations.*

Use of Estimates

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

Employee Stock Plans

      In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company elected to continue to apply the provisions of Accounting Principles Board’s Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock option and stock purchase plans and therefore is not required to recognize compensation expense in connection with these plans as long as the quoted market price of the Company’s stock at the date of grant equals the amount the employee must pay to acquire the stock. Companies that continue to use APB No. 25 are required to present in the notes to the consolidated financial statements the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value of options granted (see Note 17).

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Tangible Assets,” which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement. The Company will adopt SFAS No. 142 in the first quarter of fiscal 2002. The Company is in the process of evaluating whether it will have any transitional impairment losses which would be required to be recognized as a cumulative effect of a change in accounting principle. During the year ended August 25, 2001, the Company had goodwill amortization of approximately $1,837,000, which under SFAS No. 142 it would not have in the future.

      In August 2001, the Financial Accounting Standards Board approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, this statement retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

      SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. However, this Statement retains the requirement of APB No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This statement also amends ARB No. 51, “Consolidated Financial Statements” to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company is required and plans to adopt the provisions of SFAS No. 144 in the first quarter of fiscal 2003.

Reclassifications

      Certain 2000 and 1999 amounts have been reclassified to conform to the current year presentation.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)  Quarterly Financial Data (unaudited)

      The Company has included the following information below to demonstrate the effect on the first, second and third quarters of fiscal 2001 as if the provisions of SAB 101 had been applied as of the beginning of fiscal year 2001.

	Year Ended August 25, 2001

			Third	Fourth
	First Quarter	Second Quarter	Quarter	Quarter

NET REVENUES

As previously reported	$70,429,769	$73,854,843	$55,635,386	$47,542,457

Effect of change in accounting principle	(8,931,343)	(13,610,926)	(6,842,472)	—

As restated in the first three quarters and reported in fourth quarter	$61,498,426	$60,243,917	$48,792,914	$47,542,457

GROSS PROFIT

As previously reported	$28,661,215	$28,673,094	$21,493,532	$13,528,239

Effect of change in accounting principle	(4,033,080)	(4,297,801)	(3,630,382)	—

As restated in the first three quarters and reported in fourth quarter	$24,628,135	$24,375,293	$17,863,150	$13,528,239

NET INCOME (LOSS)

As previously reported	$7,664,726	$6,306,859	$(1,026,252)	$(7,411,704)

Effect of change in accounting principle	(3,651,566)	(4,061,848)	(3,580,214)

Cumulative effect of change in accounting principle	(14,969,008)	—	—	—

As restated in the first three quarters and reported in fourth quarter	$(10,955,848)	$2,245,011	$(4,606,466)	$(7,411,704)

NET INCOME (LOSS) PER BASIC SHARE:
Earnings (loss) per share before cumulative effect of change in accounting principle

As previously reported	$0.30	$0.25	$(0.04)	$(0.29)

Effect of change in accounting principle	(0.14)	(0.16)	(0.14)	—

As restated in the first three quarters and reported in fourth quarter	0.16	0.09	(0.18)	(0.29)

Cumulative effect of change in accounting principle	(0.59)	—	—	—

Earnings (loss) after cumulative effect of change in accounting principle	$(0.43)	$0.09	$(0.18)	$(0.29)

NET INCOME (LOSS) PER DILUTED SHARE:
Earnings (loss) per share before cumulative effect of change in accounting principle

As previously reported	$0.29	$0.24	$(0.04)	$(0.29)

Effect of change in accounting principle	(0.14)	(0.15)	(0.14)	—

As restated in the first three quarters and reported in fourth quarter	0.15	0.09	(0.18)	$(0.29)

Cumulative effect of change in accounting principle	(0.57)	—	—	—

Earnings (loss) after cumulative effect of change in accounting principle	(0.42)	0.09	(0.18)	(0.29)

Shares used in per share calculation:

Basic	25,407,383	25,546,979	25,677,869	25,836,537

Diluted	26,080,111	25,847,848	25,677,869	25,836,537

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)  Realignment Costs

      During the third and fourth quarters of fiscal 2001, due to the industry slowdown, the Company implemented cost reduction plans. The plans included a 30 percent reduction in the Company’s overall workforce or approximately 270 positions. During fiscal 2001, the Company recorded a $2.6 million realignment charge for the reduction in its workforce that was allocated as follows: $600,000 to cost of goods sold, $1,500,000 to selling, general and administrative expense and $500,000 to research and development expense. Additionally, the Company implemented a delay in a merit increase, executive salary cuts of ten percent and a reduction in other discretionary spending. Accruals of $12,000 related to severance costs remained at August 25, 2001 and are expected to be paid or utilized by the end of the first quarter of fiscal 2002.

      During the fourth quarter of fiscal 2000, the Company announced an infrastructure realignment program closing its Mountain View and Fremont, California facilities and the discontinuance of production of its nickel iron-plating product. The Company recorded realignment charges of approximately $4,100,000 consisting of approximately $1,000,000 in reduction in its workforce which included $500,000 related to the assembled workforce intangible asset established at the time of the YieldUP acquisition. Additionally, the realignment charges also included approximately $1,400,000 for consolidation of facilities, approximately $1,300,000 for liabilities associated with the discontinuance of a product and approximately $400,000 for additional inventory reserves. The infrastructure realignment resulted in approximately 50 positions being eliminated in the fourth quarter of 2000 and the first quarter of fiscal 2001. The realignment charge for the consolidation of facilities was for noncancellable lease payments on the closed facilities and the write off of leasehold improvements and other fixed assets.

      These charges were reflected in the Statement of Operations consisting of $2,100,000 of cost of goods sold expenses, $1,300,000 of selling, general and administrative expenses and $700,000 of research and development expenses.

      The fiscal 2000 realignment charge is summarized as follows:

		Amount Paid
		or Utilized
	Amount	through	Accrual at
	Charged	August 25,	August 25,
	2000	2001	2001

Severance costs	$1,000,000	$1,000,000	$—

Facility costs	1,400,000	1,300,000	100,000

Product discontinuance	1,300,000	1,300,000	—

Inventory reserves	400,000	400,000	—

	$4,100,000	$4,000,000	$100,000

      The remaining facility costs accruals are expected to be paid or utilized by the end of the first quarter of fiscal 2002.

      On October 8, 1998, FSI implemented cost control measures including a reduction of force of approximately 135 employees and contractors and FSI announced four weeks of scheduled plant shutdowns during the first half of fiscal 1999. FSI had a charge of approximately $770,000 for severance and outplacement costs accrued and paid in the first quarter of fiscal 1999 associated with this activity.

(4)  Concentration of Risk and Financial Instruments

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, marketable securities and trade accounts receivable.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s customers consist of microelectronics manufacturers located throughout the world. The Company performs ongoing credit evaluations of its customers’ financial conditions and generally requires no collateral from them. The Company maintains an allowance for doubtful accounts receivable based upon expected collectibility of all accounts receivable.

      The Company invests in a variety of financial instruments such as municipal bonds, commercial paper and money market fund shares. The Company, by policy, limits the amount of credit exposure with any one financial or commercial issuer.

      The Company’s financial instruments reflected on the balance sheet, including cash, cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, approximate fair value at August 25, 2001, due to their short maturities.

      As of August 25, 2001 and August 26, 2000, all marketable securities are classified as available-for-sale. At August 25, 2001, marketable securities consist of $10,507,920 of federal agency securities, commercial paper and corporate bonds that contractually mature within 12 months.

      At August 25, 2001, $42,939,305 of investments in debt securities purchased with an original effective maturity date of less than three months are included in cash and cash equivalents on the consolidated balance sheet.

      The Company has an investment in Metron of $16,860,316 on the balance sheet as of August 25, 2001 accounted for by the equity method. Based on the closing stock price of Metron on August 24, 2001, the fair value of the Company’s investment was approximately $18,942,000.

      Gross unrealized holding gains and losses and gross realized gains and losses on sales of marketable securities were not significant as of and for the years ended August 25, 2001, August 26, 2000 and August 28, 1999. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available to meet the Company’s current cash requirements.

(5)  Acquisition of YieldUP

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The acquisition was accounted for under the purchase method of accounting and the consolidated financials of the Company include the results of SCD Mountain View since October 20, 1999. The purchase price was allocated to the fair value of the assets and liabilities as follows:

Net tangible assets	$(3,405,000)

Identified intangibles and goodwill	23,024,000

In-process research and development	6,370,000

Value of FSI stock issued and converted options and warrants	(19,267,000)

Acquisition costs	(639,000)

Cash paid	$6,083,000

      The Company allocated $6,370,000 of the YieldUP purchase price to acquired in-process research and development related to acquired projects, which was estimated to be 65% complete. In-process research and development was valued by discounting forecasted cash flow directly related to the products expected to result from the subject research and development.

      Prior to the acquisition, two patent infringement lawsuits were filed against YieldUP, which if resolved unfavorably could have a material adverse impact on the Company. (See Note 24)

      The following unaudited pro forma results of operations of the Company give effect to the acquisition of YieldUP as though the transaction had occurred on August 30, 1998.

	Fiscal Year Ended

	August 26,	August 28,
	2000	1999

Net sales	$220,719,995	$119,011,823

Net loss	(8,330,105)	(38,575,629)

Net loss per common share — Basic	(0.32)	(1.57)

Net loss per common share — Diluted	(0.32)	(1.57)

Weighted average common shares	26,113,586	24,508,092

Weighted average common and potential common shares	26,113,586	24,508,092

(6)  Divestiture of the Chemical Management Division

      On July 31, 1999, FSI sold its Chemical Management Division to the BOC Group, Inc., a Delaware corporation (“BOC”), for approximately $38.2 million in cash. FSI reported a pre-tax gain of approximately $24.8 million and an after tax gain of $15.9 million. An accrual for additional costs of $400,000 was made in the first quarter of 2000. The Chemical Management Division designed and manufactured chemical management systems that generated, blended and dispensed high purity chemicals, and blended and delivered slurries, to points of use in a manufacturing facility, as well as related controls and support products.

      For the year ended August 28, 1999, the Chemical Management Division, excluding the gain (loss) on sale of net assets of discontinued operations had sales of $42,920,378, and a loss included in discontinued operations of $6,422,864 which was $0.28 per basic and diluted share.

(7)  Earnings Per Share

      Basic and diluted earnings per share are the same for the fiscal years ended August 25, 2001, August 26, 2000 and August 28, 1999 as the effect of stock options was not included in the calculation of diluted earnings per share because their inclusion would have been anti-dilutive due to net losses each year.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)  Related Party Transactions and Other Lease Commitments

      On August 24, 2001, the Company sold certain assets to I-Tech Products, LLC (I-TECH). These assets were associated with the fabrication facilities located in Chaska, Minnesota. The Company’s employees who were working within the fabrication facility were terminated by the Company and subsequently hired by I-TECH. In addition, the building lease agreements were assigned to I-TECH.
I-TECH is a newly formed limited liability corporation owned by the Company’s Chairman, the Chairman’s family trust and other individual family members. The total cash received for the assets was $400,000. The gain on the sale of assets was approximately $4,400.

      FSI also transferred inventory to I-TECH at cost. The total inventory transferred was approximately $553,000 of raw materials plus $112,000 of work-in-process. The inventory was purchased under promissory notes with payment terms of 3 to 6 months with interest at an annual rate of 6.0%.

      The Company has operating lease agreements for equipment and manufacturing and office facilities. Through October 31, 2001, the company leased its corporate headquarters from a partnership of which a partner is an officer, director and shareholder of the Company. As of August 25, 2001, the remaining payments under this lease were $50,700.

      The future net minimum lease payments for all other leases with noncancellable lease terms in excess of one year at August 25, 2001 are as follows:

Fiscal Year Ending August:

2002	$862,500

2003	456,600

2004	339,600

2005	301,500

2006	157,100

Thereafter	—

Total minimum lease payments	$2,117,300

      Rental expense for all operating leases consisted of the following:

	Fiscal Year Ended

	August 25,	August 26,	August 29,
	2001	2000	1999

Rent expense for related party leases	$448,400	$439,700	$767,400

Rent expense for other operating leases	1,692,000	1,809,900	1,504,200

	$2,140,400	$2,249,600	$2,271,600

(9)  Inventories

      Inventories are summarized as follows:

	August 25,	August 26,
	2001	2000

Finished products	$5,621,311	$6,702,005

Work in process	13,442,526	15,429,438

Subassemblies	1,776,789	3,880,125

Raw materials and purchased parts	27,858,621	22,331,522

	$48,699,247	$48,343,090

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)  Property, Plant and Equipment

      The components of property, plant and equipment are as follows:

	August 25,	August 26,
	2001	2000

Land	$1,992,029	$1,992,029

Building and leasehold improvements	49,260,325	52,310,722

Office furniture and equipment	6,571,030	7,248,521

Computer hardware and software	30,026,973	34,875,513

Manufacturing equipment	3,332,978	6,138,739

Lab equipment	20,341,039	18,203,023

Tooling	350,656	651,977

Vehicles	—	46,746

Capital programs in progress	446,641	2,042,105

	112,321,671	123,509,375

Less accumulated depreciation and amortization	(57,192,997)	(64,019,948)

	$55,128,674	$59,489,427

      Interest is capitalized in connection with the construction of major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. No interest was capitalized in fiscal 2001 or 2000.

(11)  Intangible Assets

      The components of intangible assets are as follows:

	August 25,	August 26,
	2001	2000

Goodwill	$8,273,254	$8,774,254

Developed technology	9,150,000	9,150,000

Patents	4,284,533	4,284,533

License fees	500,000	500,000

Other	419,853	419,853

	22,627,640	23,128,640

Less accumulated amortization	(8,033,072)	(3,524,570)

	$14,594,568	$19,604,070

      As a result of the acquisition of YieldUP during the first quarter of fiscal 2000, the Company recorded $23,257,000 of intangibles which included $233,000 for patents acquired from YieldUP. The Company recorded $4,342,000 and $3,456,000 of amortization related to these intangibles in fiscal 2001 and 2000, respectively, and $167,000 of amortization related to a technology license agreement in both fiscal 2001 and fiscal 2000. As a result of the closing of the Mountain View facility in the fourth quarter of fiscal 2000, $542,000 of the assembled workforce intangible asset was written off. During fiscal 2001, the Company reduced goodwill by $501,000 related to deferred tax adjustments.

(12)  Investments in Affiliates

      Metron Technology N.V. successfully completed the initial public offering of 3,750,000 shares of its Common Stock at an offering price of $13.00 per share on November 19, 1999. The Company sold approximately 612,000 shares of its Metron shares and recorded a gain of approximately $5,400,000. The

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

initial public offering resulted in the accretion of the Company’s investment in Metron of approximately $4,606,108 and as a result the Company recorded a charge to retained earnings to reflect this accretion. The Company’s ownership in Metron as of August 25, 2001 is 21.0%. The Company’s ownership in Metron could be diluted by the exercise of stock options or if Metron issues stock in secondary offerings.

      A summary of assets, liabilities and results of operations for Metron Technology and m•FSI Ltd. accounted for by the equity method is as follows (dollars in thousands):

Metron Technology:

	May 31,

	2001	2000

Current assets	$185,222	$159,761

Noncurrent assets	28,277	21,608

Current liabilities	130,107	105,374

Noncurrent liabilities	3,249	3,480

Total stockholders’ equity	80,143	72,515

	Fiscal Year Ended May 31,

	2001	2000	1999

Sales	$517,441	$337,551	$228,618

Net income (loss)	11,510	7,752	(4,534)

m•FSI Ltd:

	June 30,

	2001	2000

Current assets	$39,825	$28,093

Noncurrent assets	12,818	18,769

Current liabilities	31,526	22,395

Noncurrent liabilities	10,432	14,728

Total stockholders’ equity	10,686	9,739

	Fiscal Year Ended June 30,

	2001	2000	1998

Sales	$45,639	$22,539	$17,893

Net income	2,624	151	27

      Metron Technology operates mainly in Europe, Asia Pacific and the United States. m•FSI Ltd. operates in Japan.

      The Company sold approximately $111,140,000, $100,855,000 and $30,192,000, of its products in aggregate to Metron Technology and m•FSI Ltd. in fiscal 2001, 2000 and 1999, respectively. In addition, the Company paid Metron Technology a commission for direct sales to Asia-Pacific customers of $593,000, $663,000 and $175,000 for fiscal years 2001, 2000 and 1999, respectively. At August 25, 2001 and August 26, 2000, trade accounts receivable from affiliates was $19,655,000 and $30,422,000, respectively and deferred profit from affiliates was $3,069,000 and $2,659,000, respectively.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)  Accrued Expenses

      Accrued expenses are summarized as follows:

	August 25,	August 26,
	2001	2000

Commissions	$345,574	$2,284,605

Commissions due affiliates	397,048	36,557

Salaries and bonuses	2,525,369	3,831,955

Pension and profit sharing	857,114	1,815,059

Product warranty	8,603,695	8,790,990

Income taxes	704,807	—

Other	7,278,679	8,143,556

	$20,712,286	$24,902,722

(14)  Deferred Profit

      Deferred profit as of the end of the fiscal year consists of:

	2001	2000

Deferred revenue	$76,004,537	$10,211,208

Deferred cost of goods sold	(45,654,245)	(2,466,795)

Deferred profit	$30,350,292	$7,744,413

(15)  Income Taxes

      The provision for income tax (benefit) expense is summarized as follows:

	Fiscal Year Ended

	August 25,	August 26,	August 28,
	2001	2000	1999

Current:

Federal	$—	$—	$—

Foreign	—	—	191,000

State	99,000	—	—

	$99,000	$—	$191,000

Deferred:

Federal	$501,000	$—	$5,204,000

Foreign	—	—	—

State	—	—	450,000

	$501,000	$—	$5,654,000

	$600,000	$—	$5,845,000

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 25, 2001 and August 26, 2000 are as follows:

	August 25,	August 26,
	2001	2000

Deferred tax assets:

Inventory differences	$2,811,000	$5,381,000

Deferred profit	9,172,000	492,000

Accounts receivable	811,000	1,250,000

R&D credit carryforwards	1,773,000	1,200,000

Alternative minimum tax carryforwards	662,000	585,000

Net operating loss carryforwards	15,100,000	11,164,000

Accruals	4,029,000	4,197,000

Other, net	1,580,000	2,540,000

Total gross deferred tax assets	$35,938,000	$26,809,000

Deferred tax liabilities:

Fixed asset differences	$188,000	$665,000

Intangibles	3,469,000	1,100,000

Investment in foreign affiliate	5,040,000	—

Total gross deferred tax liabilities	$8,697,000	$1,765,000

Less valuation allowance	(27,241,000)	(25,044,000)

Net deferred tax assets	$—	$—

      The effective income tax (benefit) expense from continuing operations differs from the expected statutory federal income tax as follows:

	Fiscal Year Ended

	August 25,	August 26,	August 28,
	2001	2000	1999

Expected federal income tax benefit	$(3,275,000)	$(2,367,000)	$(11,587,000)

State income benefit, net of federal benefit	(234,000)	(166,000)	(993,000)

Research activities credit	(600,000)	(390,000)	(341,000)

Effect of foreign investments	5,040,000	517,000	—

Non deductible write-off of acquired in-process research and development	—	2,230,000	—

Non deductible goodwill amortization	643,000	1,188,000	—

Valuation allowance change	(1,140,000)	(1,021,000)	18,562,000

Other items, net	166,000	9,000	204,000

	$600,000	$—	$5,845,000

      The Company has net operating loss carryforwards for federal purposes of approximately $40,400,000, which will begin to expire in fiscal year 2011 if not utilized. Of this amount, approximately $15,032,000 is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1,382,000 per year. The Company has net operating loss carryforwards for state purposes of approximately $34,200,000, which will expire at various times, beginning in fiscal year 2004, if not utilized.

      The Company maintains a valuation allowance to fully reserve against its deferred tax assets due to uncertainty over the ability to realize these assets. The change in the valuation allowance during the fiscal year 2001 was $2,197,000. This change impacted tax expense from continuing operations equal to ($1,140,000) and impacted tax expense associated with the cumulative effect of adoption of SAB 101 in

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the amount of $5,688,000. Included in the August 25, 2001 valuation allowance balance of $27,241,000 is $1,579,000 which will be recorded as a credit to paid-in capital, if it is determined in the future that this portion of the valuation allowance is no longer required. Additionally, $3,767,000 of the valuation allowance is attributable to net deferred tax assets the Company obtained through its acquisition of YieldUP; if it is determined in the future that this portion of the valuation allowance is no longer required, the offset will be recorded as a reduction in goodwill. In fiscal 2001, goodwill was reduced in the amount of $501,000 associated with the use of YieldUP net operating losses.

      At August 25, 2001, there were approximately $3,110,000 of accumulated undistributed earnings of subsidiaries outside the United States that are considered to be reinvested indefinitely. It is not practicable to estimate the deferred tax liability related to such undistributed earnings. If such earnings were remitted to the Company, applicable U.S. federal income and foreign withholding taxes would be substantially offset by available foreign tax credits.

(16)  Pension and Profit Sharing Plans

      The Company has a defined contribution pension plan covering substantially all employees. Total pension cost for fiscal 2001, 2000 and 1999 was $1,340,000, $1,328,123 and $1,497,639, respectively.

      The Company also has an Employee 401(k) Retirement Plan, which allows for discretionary profit sharing contributions, covering eligible employees. Contributions under the plans are determined by means of a formula or at the discretion of the Board of Directors. There were no contributions by the Company in fiscal 2001, 2000 and 1999.

(17)  Stock Options and Warrants

      In addition to other stock based plans, the Company’s 1997 Omnibus Stock Plan (the Plan), which was approved by the Company’s stockholders, authorizes stock based awards (“Awards”) to purchase up to 3,100,000 shares of the Company’s common stock. Under the Plan, the Plan Committee has the power to make Awards, to determine when and to whom Awards will be granted, the form of each Award, the amount of each Award, and any other terms or conditions of each Award consistent with the Plan. Awards generally vest over a three year period and expire in ten years.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The activity under stock option plans of the Company is as follows:

	Number of Shares
			Weighted Average
	Available		Exercise Price
	For Grant	Outstanding	Per Share

Activity Description

August 29, 1998	430,001	2,579,865	9.33

Additional shares authorized for 1997 Omnibus Stock Option Plan	350,000	—	—

Granted	(336,000)	336,000	7.87

Exercised	—	(154,034)	4.94

Canceled	145,250	(310,159)	10.95

August 28, 1999	589,251	2,451,672	9.21

Additional shares authorized for 1997 Omnibus Stock Option Plan	400,000	—	—

Converted YieldUP Plan	—	208,389	5.84

Granted	(1,025,750)	1,025,750	11.47

Exercised	—	(462,996)	8.29

Canceled	310,765	(452,646)	11.23

August 26, 2000	274,266	2,770,169	9.59

Additional shares authorized for 1997 Omnibus Stock Option Plan	600,000	—	—

Granted	(871,750)	871,750	9.75

Exercised	—	(423,665)	6.55

Canceled	315,922	(394,606)	10.97

August 25, 2001	318,438	2,823,648	9.90

      The following table summarizes information with respect to options outstanding and exercisable at August 25, 2001:

Options Outstanding				Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average		Average
Exercise	of options	Contractual	Exercise		Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$ 0.94 – $ 5.00	152,414	1.8	$2.52	144,133	$2.50
$ 5.01 – $ 9.00	1,109,911	7.8	7.80	481,824	7.50
$ 9.01 – $13.00	1,010,700	7.5	11.03	468,843	11.30
$13.01 – $17.00	541,623	7.9	14.06	227,915	14.03
$17.01 – $20.88	9,000	5.5	17.76	9,000	17.76

$ 0.94 – $20.88	2,823,648	7.4	$9.90	1,331,715	$9.49

      At August 26, 2000 and August 28, 1999, then currently exercisable options aggregated 1,291,599 and 1,424,815 shares of common stock at a weighted-average exercise price of $8.56 and $9.00, respectively.

      In fiscal 1993, the Company issued a warrant to purchase 100,000 shares of common stock at an exercise price of $3.75 per share. The warrant was exercised for 40,000 shares during fiscal 2000 and the balance of 60,000 shares has expired.

      On May 22, 1997, the Company adopted a Shareholder Rights Plan (the Rights Plan). Pursuant to the Rights Plan, Rights were distributed as a dividend at the rate of one preferred share purchase right (a

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Right) for each outstanding share of common stock of the Company. The Rights expire on June 10, 2007, unless extended or earlier redeemed or exchanged by the Company.

      Under the Rights Plan, each Right entitles the registered holder to purchase one-hundredth of a Series A Junior Participating Preferred Share, no par value (Preferred Shares), of the Company at a price of $90. In general, the Rights will become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock.

      The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company recognized no compensation expense in 2001, 2000 or 1999 under APB No. 25.

      If the Company had elected to recognize compensation cost for the stock option plan and employee stock purchase plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net loss and net loss per common share would have been changed to the pro forma amounts indicated below:

	2001	2000	1999

	(In thousands, except per share amounts)
Net loss

As reported	$(20,729)	$(4,543)	$(30,634)

Pro forma	$(26,685)	$(9,473)	$(34,485)
Diluted net loss per common share

As reported	$(0.81)	$(0.18)	$(1.32)

Pro forma	$(1.04)	$(0.38)	$(1.49)

      The fair value of stock options used to compute pro forma net loss and net loss per common share disclosures is the estimated present value at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Options			ESPP

	2001	2000	1999	2001	2000	1999

Annualized dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Expected stock price volatility	69.9%	69.8%	64.3%	69.9%	69.8%	64.3%

Risk free interest rate	4.5%	6.0%	5.1%	2.3%	6.3%	5.2%

Expected life (years)	5.0	5.7	5.5	0.5	0.5	0.5

(18)  Employee Stock Purchase Plan

      The Company has an employee stock purchase plan (the Plan) that enables employees to contribute up to 10% of their wages toward the purchase of the Company’s common stock at 85% of the lower of market value at the beginning or the end of the semiannual purchase period. Stockholders authorized 250,000 additional shares of common stock to the Plan in each of January 1999 and 2001.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Shares were issued on the following dates for the following prices:

		Price per
Date	Shares	Share

December 31, 1998	104,900	8.19

June 30, 1999	100,944	6.64

December 31, 1999	100,875	6.74

June 30, 2000	84,394	9.67

December 31, 2000	89,718	7.17

June 30, 2001	95,089	7.07

      At August 25, 2001, there were 330,606 shares reserved for future employee purchases of stock under the Plan.

(19)  Additional Sales Information

      International sales for the fiscal years 2001, 2000 and 1999 were approximately 60%, 53% and 29%, respectively, of total sales. The basis for determining sales by geographic region is the location that the product is shipped to. Included in these percentages and the table below are sales to affiliates (see Note 12.) International sales by geographic area, consisting principally of export sales, are summarized as follows:

	Fiscal Year Ended

	August 25,	August 26,	August 28,
	2001	2000	1999

Asia	$49,616,000	$53,889,000	$9,445,000

Europe	80,449,000	61,930,000	22,741,000

Other	379,000	328,000	645,000

	$130,444,000	$116,147,000	$32,831,000

      There was no individual foreign country that represented more than 10% of sales in fiscal years 2001, 2000 and 1999.

      The following summarizes significant customers comprising 10% or more of the Company’s customer sales, which includes sales through affiliates to end-users:

	Fiscal Year Ended

	August 25,	August 26,	August 28,
	2001	2000	1999

Customer A	*	*	24%

Customer B	14%	15%	13%

Customer C	10%	*	*

Customer D	*	11%	*

*	Sales to respective customer was less than 10% during the fiscal year.

(20)  Segment Information

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Surface Conditioning Division sells products and processes using immersion, spray, vapor and cryogenic techniques to prepare the surfaces of silicon wafers for subsequent processing and the Microlithography Division supplies photoresist processing equipment and services for the semiconductor market and photoresist processing and services for the thin film head market.

(21)  Research and Development Agreements

      The Company has received research and development funding commitments from third party organizations. Such funds are not anticipated to cover all costs of the research and development projects involved. The funds received are recorded as reductions of research and development expenses. The Company recognized approximately $63,100, $42,200 and $7,700 of third party funding in fiscal years 2001, 2000 and 1999.

(22)  License Agreements

      The Company, in the ordinary course of business, enters into various licensing agreements. These agreements generally provide for technology transfers between the Company and the licensors in exchange for minimum royalty payments and/or a fixed royalty to the licensors. These agreements can generally be terminated by the Company with appropriate notice to the licensors.

      The Company also has joint development agreements that generally provide for technology transfers between the Company and the other company involved.

(23) Supplementary Cash Flow Information

      The following summarizes supplementary cash flow items:

	Fiscal Year Ended

	August 25,	August 26,	August 28,
	2001	2000	1999

Interest paid, net of amounts capitalized	$93,268	$783,671	$2,999,953

Income taxes (received) paid, net	$(718,406)	$(48,317)	$(12,039,578)

(24) Litigation

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

      In September and October 2000, certain of Mr. Hsu’s claims were tried to a jury in Alameda County Superior Court in Oakland, California. At the conclusion of the trial, the jury made the following findings. The jury found that SSI breached the Shareholder Agreement between it and Eric Hsu and that the damages that resulted were approximately $2.4 million. In addition, each of the individual defendant shareholders was found liable for conversion and damages of $4.2 million were awarded. Certain individual defendants were also found to have intentionally interfered with Mr. Hsu’s prospective economic advantage and damages of $3.2 million were awarded. Finally, several individual defendants and SSI were found to have violated certain provisions of the California Corporation Code and damages of $2.4 million were awarded. SSI believes the damages awards will be found to be duplicative and not cumulative and that certain of these damages awards may be subject to reduction.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In proceedings subsequent to the trial, the Court has determined that plaintiffs are entitled to an award against SSI of prejudgment interest on the breach of contract damages (approximately $2.4 million) at 10 percent per annum from October 1996. In addition, the Court has awarded plaintiffs approximately $127,000 in costs and approximately $1,750,000 in attorneys’ fees against SSI and the individual defendants. The Court may award additional costs and attorneys’ fees after judgment is entered. Damages, fees and costs have not yet been allocated among the respective defendants and final judgment has not yet been entered. Once a judgment is entered, SSI and other defendants expect to file post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. If those motions are denied, the matter will be appealable and SSI and the individual defendants are likely to appeal the verdict on a variety of grounds. Thus, there is considerable uncertainty as to the ultimate resolution of this matter and the respective liability, if any, of the individual defendants or SSI.

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

      CFM Technologies, Inc. and CFMT, Inc. (collectively “CFM”) filed a complaint against YieldUP in United States District Court for the District of Delaware in September 1995. The complaint alleged that the drying process incorporated in certain YieldUP products infringes a patent held by CFM. On October 14, 1997, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. On June 30, 1998, the United States District Court of Delaware granted CFM’s petition for re-argument of the issue. The judge has not yet ruled as to whether to sustain his earlier ruling. If the original order is overturned, the litigation may proceed to trial, and the litigation and the associated costs may, and an unfavorable adjudication could, have a material adverse impact on FSI.* CFM is asking for monetary damages and an injunction against YieldUP’s use of the products at issue. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated.

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

      On April 4, 2000 the United States District Court for the District of Delaware granted YieldUP’s motion for summary judgment that the ‘123 and ‘532 patents are invalid. CFM’s motion for rehearing has been denied. On July 29, 2000, the issue of whether CFM or its inventors engaged in inequitable conduct in prosecuting the ‘123 and ‘532 patents was tried before the court. On June 6, 2001, the judge issued his opinion finding that the CFM inventors engaged in inequitable conduct during the prosecution of the patent application. On June 7, 2001, the judge ordered that judgment be entered in favor of YieldUP and against CFM on YieldUP’s defenses of lack of enablement and inequitable conduct. No final appealable judgment has been entered in the second lawsuit. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated and the associated costs, and an unfavorable adjudication could have a material adverse impact on FSI. Once judgment is entered based upon the District Court’s granting YieldUP’s summary judgment motion, the District Court’s order may be appealed by CFM.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

FSI International, Inc.:

      We have audited the accompanying consolidated balance sheets of FSI International, Inc. and subsidiaries as of August 25, 2001 and August 26, 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the fiscal years in the three-year period ended August 25, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSI International, Inc. and subsidiaries as of August 25, 2001 and August 26, 2000, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended August 25, 2001, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, effective August 27, 2000, the Company changed its method of accounting for revenue recognition based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.”

KPMG LLP

Minneapolis, Minnesota

October 12, 2001

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

       Certain information required by Part III is incorporated by reference to FSI’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 23, 2002 (the “Proxy Statement”) and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after August 25, 2001.

      Except for those portions specifically incorporated in this Report by reference to FSI’s Proxy Statement for the Annual Meeting of Shareholders to be held on January 23, 2002, no other portions of the Proxy Statement are deemed to be filed as part of this Report on Form 10-K. The Proxy Statement is furnished solely for the information of the Securities and Exchange Commission.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information concerning FSI’s directors required by this Item is included in the Proxy Statement and is incorporated by reference. For information concerning executive officers, see Item 4A of this Form 10-K Report.

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
REPORTS ON FORM 8-K

		Page Number
		in this Report

(a)(1)	Index to Financial Statements

	Consolidated Statements of Operations — Years ended August 25, 2001, August 26, 2000 and August 28, 1999	33

	Consolidated Balance Sheets — August 25, 2001 and August 26, 2000	34

	Consolidated Statements of Stockholders’ Equity — Years ended August 25, 2001, August 26, 2000 and August 28, 1999	35

	Consolidated Statements of Cash Flows — Years ended August 25, 2001, August 26, 2000 and August 28, 1999	36

	Notes to Consolidated Financial Statements	37 to 55

	Independent Auditors’ Report	56
(a)(2)	Financial Statement Schedules
The following Report and financial statement schedule are included in this Part IV and are found in this Report at the pages indicated.

Independent Auditors’ Report on Schedule		63

Schedule II — Valuation and Qualifying Accounts		64
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)  Exhibits

*	An asterisk next to a listed Exhibit indicates it is an executive compensation plan or arrangement

2.0	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International, Corporation(14)
2.1	License Agreement for Microelectronic Technology between YieldUP International, Corporation and FSI International, Inc. dated January 21, 1999.(14)
2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc.(1)
2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc.(15)
3.1	Restated Articles of Incorporation of the Company.(2)
3.2	Restated and amended By-Laws.(3)
3.5	Articles of Amendment of Restated Articles of Incorporation(16)
4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent(5)
4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent.(6)
4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent.(19)
*10.1	FSI International, Inc. 1997 Omnibus Stock Plan(as amended and restated April 2001).(22)
*10.2	Split Dollar Insurance Agreement and Collateral Assignment Agreement dated December 28, 1989, between the Company and Joel A. Elftmann.(Similar agreements between the Company and each of Patricia M. Hollister, Luke R. Komarek, Benno G. Sand, Mark Ahmann and John Ely, have been omitted, but will be filed if requested in writing by the Commission.)(7)
10.3	Lease dated June 27, 1985, between the Company and Lake Hazeltine Properties.(3)
10.4	Lease dated September 1, 1985, between the Company and Elftmann, Wyers, Blackwood Partnership.(3)
10.5	Lease dated September 1, 1985, between the Company and Elftmann, Wyers Partnership.(3)
10.6	Amendment No. 1 dated February 11, 1991 to lease between the Company and Elftmann, Wyers, Blackwood Partnership.(16)
10.7	Amendment No. 2 dated July 31, 1999 to lease between the Company and Elftmann, Wyers, Blackwood Partnership.(16)
*10.8	1989 Stock Option Plan.(4)
*10.9	Amended and Restated Employees Stock Purchase Plan.(22)
10.10	Shareholders Agreement among FSI International, Inc. and Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991.(7)
10.11	FSI Exclusive Distributorship Agreement dated as of August 14, 1991 between FSI International, Inc. and m•FSI, Ltd.(7)
10.12	FSI Licensing Agreement dated as of August 14, 1991, between FSI International, Inc. and m•FSI, Ltd.(7)
10.13	Amendment to FSI/ Metron Distribution Agreement dated July 31, 1999.(17)

10.15	License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(8)
10.16	Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(8)
10.17	Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated.(9)
*10.18	Amended and Restated Directors’ Nonstatutory Stock Option Plan.(10)
*10.19	Management Agreement between FSI International, Inc. and Donald S. Mitchell, effective as of January 2, 2001. (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.)(21)
*10.20	FSI International, Inc. 1994 Omnibus Stock Plan.(11)
10.21	FSI International, Inc. 1998 Incentive Plan.(13)
10.22	First Amendment to Lease made and entered into October 31, 1995 by and between Lake Hazeltine Properties and FSI International, Inc.(12)
10.23	Distribution Agreement made and entered into as of March 31, 1998 by and between FSI International, Inc. and Metron Technology B.V. (Exhibits to Agreement omitted)(13)
*10.26	Summary of Employment Arrangement between the Company and Don Mitchell dated December 12, 1999.(20)
10.27	Distribution Agreement between FSI International, Inc’s. Surface Conditioning Division and Metron Technology B.V. effective July 10, 2000.(20)
*10.30	Employment Agreement entered into as of December 12, 1999 by and between FSI International, Inc. and Donald S. Mitchell.(18)
10.31	Agreement made and entered into as of March 4, 2001 by and between FSI International, Inc. and Benno G. Sand (filed herewith)
21.0	Subsidiaries of the Company. (filed herewith)
23.0	Consent of KPMG LLP. (filed herewith)
24.0	Powers of Attorney from the Directors of FSI International, Inc. (filed herewith)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4(as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, SEC File No. 33-25035, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 1989, SEC File No. 0-17276, and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 1995, SEC File No. 0-17276 and incorporated by reference.

(13)	Filed as an Exhibit to the Company’s Report on Form 10-K/A for the fiscal year ended August 29, 1998, (as amended) SEC File No. 0-17276, and incorporated by reference.

(14)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 21, 1999, SEC File No. 0-17276 and incorporated by reference.

(15)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 23, 1999, SEC File No. 0-17276 and incorporated by reference.

(16)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(17)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended November 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(18)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(19)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.

(20)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(21)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 24, 2001, SEC File No. 0-17276 and incorporated by reference.

(22)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 26, 2001, SEC File No. 0-17276 and incorporated by reference.

(b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter ended August 25, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC.

By:	/s/ DONALD S. MITCHELL

Donald S. Mitchell, President and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 5, 2001

By:	/s/ PATRICIA M. HOLLISTER

Patricia M. Hollister, Chief Financial Officer
(Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, constituting a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated.

Joel A. Elftmann, Director

James A. Bernards, Director
Terrence W. Glarner, Director
Willem D. Maris, Director
Donald S. Mitchell, Director
Krishnamurthy (“Raj”) Rajagopal,
  Director
Charles R. Wofford, Director

By:	/s/ PATRICIA M. HOLLISTER

Patricia M. Hollister, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 5, 2001

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

The Board of Directors and Stockholders FSI International, Inc.:

      Under the date of October 12, 2001, we reported on the consolidated balance sheets of FSI International, Inc. and subsidiaries as of August 25, 2001 and August 26, 2000 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the fiscal years in the three-year period ended August 25, 2001, as contained herein. Our report refers to a change of accounting for revenue recognition based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota

October 12, 2001

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II

Valuation And Qualifying Accounts For The Fiscal Years Ended

August 25, 2001, August 26, 2000 And August 28, 1999

	Balance at				Balance
	Beginning				at End
	of Year	Additions		Deletions	of Year

Fiscal year ended August 25, 2001

Allowance for doubtful accounts (Deducted from accounts receivable)	$3,228,889	$(246,186)		$848,550	$2,134,153
Fiscal year ended August 26, 2000

Allowance for doubtful accounts (Deducted from accounts receivable)	$2,578,351	$887,059		$236,521	$3,228,889
Fiscal year ended August 28, 1999

Allowance for doubtful accounts (Deducted from accounts receivable)	$2,389,611	$352,861		$164,121	$2,578,351
Fiscal year ended August 25, 2001

Inventory reserves (Deducted from inventory)	9,603,860	$4,362,687		$7,669,244	$6,297,303
Fiscal year ended August 26, 2000

Inventory reserves (Deducted from inventory)	$10,723,934	$3,851,107	(1)	$4,971,181	$9,603,860
Fiscal year ended August 28, 1999

Inventory reserves (Deducted from inventory)	$10,093,195	$6,354,000		$5,723,261	$10,723,934

(1)	Includes reserves acquired from YieldUP International, Inc. at the time of acquisition.