Form 10-Q
period 2001-09-30
FSI INTERNATIONAL INC
filed 2002-01-04
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                    November 24, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                           to

Commission File Number:                                                                       0-17276

FSI INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1223238

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3455 Lyman Boulevard, Chaska, Minnesota	55318

(Address of principal executive offices)	(Zip Code)

952-448-5440

(Registrant’s telephone number, including area code)

322 Lake Hazeltine Drive, Chaska, Minnesota 55318

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

Common Stock, No Par Value – 26,102,904 shares outstanding as of December 18, 2001

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I. Item 1. FINANCIAL INFORMATION

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
NOVEMBER 24, 2001 AND AUGUST 25, 2001
(unaudited)

ASSETS

	November 24,	August 25,
	2001	2001

Current assets:
Cash and cash equivalents	$45,798,299	$44,119,833
Marketable securities	9,393,732	10,507,920
Trade accounts receivable, net of allowance for doubtful accounts of $2,336,000 and $2,134,000, respectively	8,749,335	21,719,174
Trade accounts receivable from affiliates	15,561,325	19,654,602
Inventories	50,936,653	48,699,247
Notes receivable from related party	515,629	658,205
Prepaid expenses and other current assets	3,956,141	4,130,423
Employee receivables	171,668	173,759

Total current assets	135,082,782	149,663,163

Property, plant and equipment, at cost	112,787,573	112,321,671
Less accumulated depreciation and amortization	(59,957,906)	(57,192,997)

	52,829,667	55,128,674
Investment in affiliates	23,437,387	22,158,516
Intangibles	13,926,620	14,594,568
Deposits and other assets	3,750,428	3,742,085

	$229,026,884	$245,287,006

(continued)

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
NOVEMBER 24, 2001 AND AUGUST 25, 2001
(continued)
(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	November 24,	August 25,
	2001	2001

Current liabilities:
Trade accounts payable	$7,854,602	$10,206,932
Accrued expenses	22,629,602	20,712,286
Deferred profit	18,372,298	30,350,292

Total current liabilities	48,856,502	61,269,510

Stockholders’ equity:
Preferred stock, no par value; 9,700,000 shares authorized, none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, no par value: 300,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized; issued and outstanding, 26,093,904 and 25,983,804 shares at November 24, 2001 and August 25, 2001, respectively	194,695,362	194,345,102
Accumulated deficit	(13,007,517)	(8,264,819)
Accumulated other comprehensive loss	(1,517,463)	(2,062,787)

Total stockholders’ equity	180,170,382	184,017,496

	$229,026,884	$245,287,006

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED NOVEMBER 24, 2001 AND NOVEMBER 25, 2000
(Unaudited)

	November 24,	November 25,
	2001	2000

Sales (including sales to affiliates of $6,047,000 and $34,230,000, respectively)	$42,627,491	$61,498,426

Cost of goods sold	29,362,331	36,870,291

Gross profit	13,265,160	24,628,135

Selling, general and administrative expenses	10,842,462	13,148,839
Research and development expenses	8,257,839	9,301,913

Operating income (loss)	(5,835,141)	2,177,383

Interest expense	(21,862)	(22,015)

Interest income	389,597	704,675

Other income (expense), net	(8,839)	43,730

Income (loss) before income taxes	(5,476,245)	2,903,773

Income taxes	—	—

Income (loss) before equity in earnings of affiliates	(5,476,245)	2,903,773

Equity in earnings of affiliates	733,547	1,109,387

Net income (loss) before cumulative effect of change in accounting principle	(4,742,698)	4,013,160

Cumulative effect of change in accounting principle, net of tax	—	(14,969,008)

Net loss	($4,742,698)	$(10,955,848)

Net income (loss) per common share — Basic
Before cumulative effect of change in accounting principle	($0.18)	$0.16
Cumulative effect of change in accounting principle, net of tax	—	(0.59)

Net loss	($0.18)	($0.43)

Net income (loss) per common share — Diluted
Before cumulative effect of change in accounting principle	($0.18)	$0.15
Cumulative effect of change in accounting principle, net of tax	—	(0.57)

Net loss	($0.18)	($0.42)

Weighted average common shares	26,079,105	25,407,383

Weighted average common and potential common shares	26,079,105	26,080,111

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED NOVEMBER 24, 2001 AND NOVEMBER 25, 2000

(Unaudited)

	November 24,	November 25,
	2001	2000

OPERATING ACTIVITIES:
Net loss	($4,742,698)	($10,955,848)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change, net of taxes	—	14,969,008
Depreciation	2,789,334	2,883,156
Amortization	667,948	1,259,885
Provision for allowance for doubtful accounts	201,462	(336,186)
Provision for inventory reserves	1,004,000	809,000
Disposal of inventory	(795,979)	(831,408)
Equity in earnings of affiliates	(733,547)	(1,109,387)
Changes in operating assets and liabilities:
Trade accounts receivable	16,861,654	(11,154,692)
Inventories	(2,445,427)	(2,982,329)
Prepaid expenses and other current assets	318,949	(773,215)
Trade accounts payable	(2,352,330)	2,285,188
Accrued expenses	1,917,316	397,884
Customer deposits	—	2,161,870
Deferred profit	(11,977,994)	3,833,871

Net cash provided by operating activities	712,688	456,797

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(490,327)	(2,947,285)
Purchases of marketable securities	(6,110,520)	(472,318)
Sales of marketable securities	1,753,299	—
Maturities of marketable securities	5,471,409	—
Increase in deposits and other assets	(8,343)	(349,945)

Net cash provided by (used in) investing activities	615,518	(3,769,548)

FINANCING ACTIVITIES:
Principal payments on long-term debt	—	(60,341)
Net proceeds from issuance of common stock	350,260	191,368

Net cash provided by financing activities	350,260	131,027

Increase (decrease) in cash and cash equivalents	1,678,466	(3,181,724)
Cash and cash equivalents at beginning of period	44,119,833	34,637,974

Cash and cash equivalents at end of period	45,798,299	$31,456,250

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(1)	Summary of Critical Accounting Policies

Consolidated Condensed Financial Statements

The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual 10-K Report for the fiscal year ended August 25, 2001 previously filed with the Securities and Exchange Commission.

Revenue Recognition

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

The Company changed its revenue recognition policy effective August 27, 2000, based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” The Company recorded a non-cash charge of $15.0 million (after reduction for income taxes of $0) or $0.59 per share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal year 2001.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

Goodwill, patents, license fees and other intangible assets are capitalized based on their estimated fair value and amortized over their estimated economic or legal lives, whichever is shorter, ranging from 3 to 9 years. The recoverability of goodwill is determined based on analysis of the net present value of projected related revenue.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Tangible Assets” which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of that Statement. The Company adopted SFAS No. 142 in the first quarter of fiscal 2002 and accordingly evaluated its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and determined there were no reclassifications necessary in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and determined that there were no amortization period adjustments necessary. If an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first year of adoption. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities (in a manner similar to a purchase price allocation) to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of an accounting change in the Company’s consolidated income statement.

As of the date of adoption, the Company had approximately $5,356,000 of unamortized goodwill subject to the transition provisions of SFAS 141 and 142.

For the quarters ended November 24, 2001 and November 25, 2000, the goodwill amortization, adjusted net income and basic and diluted earnings per share are as follows:

	November 24,	November 25,
	2001	2000

Net loss	($4,742,698)	($10,955,848)
Add back: Goodwill amortization	—	464,922

Adjusted net loss	($4,742,698)	($10,490,926)

Basic earnings per share:
Net loss	($0.18)	($0.43)
Goodwill amortization	—	0.02

Adjusted net loss	($0.18)	($0.41)

Diluted earnings per share:
Net loss	($0.18)	($0.42)
Goodwill amortization	—	0.02

Adjusted net loss	($0.18)	($0.40)

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Net Income (Loss) Per Common Share

Basic earnings (loss) per share are computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares. Net loss per share does not include the effect of stock options as their inclusion would be antidilutive.

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

(2)	Inventories

Inventories are summarized as follows:

	November 24,	August 25,
	2001	2001

Finished products	$5,332,148	$5,621,311
Work-in-process	15,415,425	13,442,526
Subassemblies	2,501,098	1,776,789
Raw materials and purchased parts	27,687,982	27,858,621

	$50,936,653	$48,699,247

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(3)	Supplementary Cash Flow Information

	Quarters Ended

	November 24,	November 25,
	2001	2000

Schedule of interest paid and income taxes paid (refunds received):
Interest	$21,862	$22,015
Income taxes	($495,000)	$29,111

(4)	Comprehensive Income (Loss)

Other comprehensive income (loss) pertains to revenues, expenses, gains and losses that are not included in the net loss but rather are recorded directly in stockholders’ equity. For the quarters ended November 24, 2001 and November 25, 2000 the only item of other comprehensive income (loss) was related to foreign currency translation adjustments. For the quarters ended November 24, 2001 and November 25, 2000 the net loss, items of other comprehensive income (loss) and comprehensive loss are as follows:

	November 24,	November 25,
	2001	2000

Net loss	($4,742,698)	($10,955,848)
Items of other comprehensive income (loss):
Foreign currency translation	545,324	(112,989)

Comprehensive loss	($4,197,374)	($11,068,837)

(5)	Realignment Costs

During the third and fourth quarters of fiscal 2001, due to the industry slowdown, the Company implemented cost reduction plans that included reductions in its workforce. Accruals of $12,000 related to severance costs which remained at August 25, 2001 were paid or utilized by the end of the first quarter of fiscal 2002.

(6)	Litigation

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In September and October 2000, certain of Mr. Hsu’s claims were tried to a jury in Alameda County Superior Court in Oakland, California. At the conclusion of the trial, the jury made the following findings. The jury found that SSI breached the Shareholder Agreement between it and Eric Hsu and that the damages that resulted were approximately $2.4 million. In addition, each of the individual defendant shareholders was found liable for conversion and damages of $4.2 million were awarded. Certain individual defendants were also found to have intentionally interfered with Mr. Hsu’s prospective economic advantage and damages of $3.2 million were awarded. Finally, several individual defendants and SSI were found to have violated certain provisions of the California Corporation Code and damages of $2.4 million were awarded. SSI believes the damages awards are duplicative and not cumulative and that certain of these damages awards may be subject to reduction.

In proceedings subsequent to the trial, the Court has determined that plaintiffs are entitled to an award against SSI of prejudgment interest on the breach of contract damages (approximately $2.4 million) at 10 percent per annum from October 1996. In addition, the Court has awarded plaintiffs approximately $127,000 in costs and approximately $1,750,000 in attorneys’ fees against SSI and the individual defendants. On November 16, 2001, the court signed its final judgment reflecting the jury’s awards, interest, attorneys fees and costs assessed against each of the defendants. The total judgment against SSI together with post judgment interest as of the filing of this 10-Q aggregates approximately $5.6 million. The Court may award the plaintiffs additional costs and attorneys’ fees. Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. FSI and SSI intend to discuss with plaintiffs the terms of a possible settlement. If those discussions are unsuccessful and the post-trial motions denied, SSI and the individual defendants are likely to appeal the verdict on a variety of grounds. Thus, there is considerable uncertainty as to the ultimate resolution of this matter and the respective liability, if any of SSI.

The Company, on behalf of SSI, has made a claim with respect to the lawsuit under the escrow created at the time of our acquisition of SSI. The escrow was established to secure certain indemnification obligations of the former shareholders of SSI. The escrow consists of an aggregate of 250,000 shares of FSI Common Stock paid to the former shareholders of SSI as consideration in the acquisition. The former shareholders have agreed to hold FSI and SSI harmless from any claim arising out of any securities transactions between SSI and the shareholders or former shareholders of SSI. The indemnification obligations of the individual SSI shareholders are capped at approximately $4.2 million in the aggregate. Any shares in the escrow returned to FSI to satisfy any indemnification obligations will be valued at $12.125 per share, the per-share price of FSI common Stock at the time of the SSI acquisition. Depending on the ultimate resolution of the case, the escrow and indemnity obligations of the individual shareholders may not be sufficient to fully protect SSI against any final judgment that may be entered in the matter.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

(7)	New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, this statement retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

the disposal of a segment of a business. However, this Statement retains the requirement of APB No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This statement also amends ARB No. 51, “Consolidated Financial Statements” to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company is required and plans to adopt the provision of SFAS No. 144 in the first quarter of fiscal 2003. The impact of the adoption of SFAS No. 144 is not expected to have a material impact on the Company’s financial statements.

(8)	Subsequent Event

On December 11, 2001, in response to the continued delay in an industry recovery, the Company implemented additional cost reduction actions which include a 7 percent reduction in the overall workforce, salary cuts for all employees, a 50 percent decrease in planned capital expenditures and a reduction in other discretionary costs. The Company’s headcount is approximately 640 after the reduction.

The Company will record approximately $500,000 of realignment charges in the second quarter, primarily related to severance costs. The realignment charges will be allocated as follows: $250,000 to cost of goods sold, $230,000 to selling, general and administrative expense and $20,000 to research and development expense.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2002 COMPARED WITH THE FIRST QUARTER OF FISCAL 2001.

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information contained herein, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include the length and extent of the current industry downturn; additional order delays or cancellations; savings from our cost-cutting measures may be less than anticipated; we may incur unexpected additional costs as part of our cost cutting measures; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; the Company’s successful execution of internal performance plans; the cyclical nature of the Company’s business; volatility of the market for certain products; performance issues with key suppliers and subcontractors, the transition to 300mm products; the level of new orders; the timing and success of current and future product and process development programs; the success of the Company’s affiliated distributors; and legal proceedings. In addition, readers are also directed to the Risk Factors discussion found in the Company’s Report on Form 10-K for the year ended August 25, 2001. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. FSI assumes no obligation to publicly release any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences. Such forward-looking statements are marked with an asterisk (*).

This discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and footnotes thereto appearing elsewhere in this report.

Industry:

In the wake of September 11th, many equipment analysts have indicated that any sustainable or significant recovery will not occur until the second half of calendar 2002 or even as far out as early 2003. The basis for their forecast is the anticipated duration of the worldwide recession exacerbated by the excess capacity that exists in the industry.

Calendar 2001 will go into the record books as the year that the microelectronics industry experienced the worst decline in its history. Wafer demand is expected to decrease 23 to 25 percent, semiconductor sales will likely be down over 30 percent, and the equipment sales decline is anticipated to exceed 40 percent.

With the worst conditions now likely behind us, we are focused on 2002. A number of industry research organizations have revised their expectations:

•	SEMICO is forecasting wafer demand to increase 21 percent. This growth is expected to be driven by more complex products using large die sizes (such as systems-on-a-chip), using more advanced process technologies (sub 0.13 micron) on larger wafers.

•	SIA is predicting that the slow recovery for semiconductor sales will continue in calendar 2002. They are forecasting a modest growth rate of 6 percent, bringing total semiconductor sales for the year to approximately $150 billion.

•	The SEMI consensus forecast released during SEMICON/Japan in December 2001 reflects a modest 3 percent decrease in worldwide equipment sales to $28.7 billion for 2002. Given the quarterly run rate, it would appear that sequential quarterly growth should begin in the first or second quarter of calendar 2002.

Any significant increase in equipment spending will be led by investment in 300 mm capacity, smaller device feature sizes, and process technology required for new materials such as copper and low-K dielectrics – these are all areas where FSI has focused its R&D investments the past few years.

The Company:

The following table sets forth for FSI for the fiscal quarter indicated, certain income and expense items as a percent of total sales.

	Percent of Sales

	November 24,	November 25,
First quarter ended:	2001	2000

Sales	100.0%	100.0%
Cost of goods sold	68.9	60.0

Gross profit	31.1	40.0
Selling, general and administrative	25.4	21.4
Research and development	19.4	15.1

Operating income (loss)	(13.7)	3.5
Other income (expense), net	0.9	1.2

Income (loss) before income taxes	(12.8)	4.7
Income taxes	—	—
Equity in earnings of affiliates	1.7	1.8

Net income (loss) before cumulative effect of change in accounting principle	(11.1)	6.5
Cumulative effect of change in accounting principle	—	(24.3)

Net loss	(11.1%)	(17.8%)

Sales:

Sales decreased 31 percent to $42.6 million for the first quarter of fiscal 2002 as compared to $61.5 million for the first quarter of fiscal 2001. In addition, shipments in the first quarter of fiscal 2002 decreased to $15 million from $70 million in the first quarter of fiscal 2001. Both the Microlithography and Surface Conditioning Divisions experienced year over year sales decreases, with the Surface Conditioning Division recording the largest dollar decrease. The Surface Conditioning business represented 58 percent of revenue for the quarter. The spare parts and service revenue for the quarter decreased to $5.5 million from $11.1 million in the prior year, reflecting the cost containment actions implemented by many of our customers. This level of spares and service revenue is significantly below our historical rate but is reflective of current industry buying patterns. With its much larger installed base, the Surface Conditioning Division has a more significant spare parts and service business than the Microlithography Division.

International sales were $6.6 million and $42.4 million for the first quarter of fiscal 2002 and 2001, respectively, and represented approximately 15% and 69%, respectively of sales during these periods. Because of its broader customer base, the Surface Conditioning Division has a higher percentage of international sales than the Microlithography Division.

Deferred revenue was approximately $48.0 million as of November 24, 2001. Deferred revenue is included in deferred profit, net of deferred cost of goods sold.

Sales in the second quarter of fiscal 2002 are expected to be $38.0 to $43.0 million, and we expect sales to bottom in the third quarter of fiscal 2002.* We expect shipments to increase from the $15.0 million level for first quarter of fiscal 2002 to $20.0 million for the second quarter of fiscal 2002.

Gross Profit:

FSI’s gross profit margin may fluctuate as a result of a number of factors, including the mix of products sold as some products have higher margins than others, the proportion of international sales as international sales generally have lower margins, competitive pricing pressures and utilization of manufacturing capacity.

Gross profit as a percentage of sales for the first quarter of fiscal 2002 and 2001 was 31.1% and 40.0%, respectively. The decrease in margins is primarily related to product mix and the low shipments based manufacturing capacity utilization rate.

We expect gross margins to be in the range of 26 to 28 percent in the second quarter of fiscal 2002, as margins will continue to be impacted by underutilized manufacturing capacity.* Also, the foreign/domestic mix and product mix is anticipated to be less favorable.*

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased 18 percent to $10.8 million from the same period last year and also decreased from the $11.6 million prior quarter level. The decrease reflects the cost reduction actions implemented during the second half of fiscal 2001, lower incentive compensation payments that resulted from lower orders and operating return on revenue and a reduction in amortization expense related to the implementation of SFAS No. 142. The decrease was partially offset by a litigation reserve for attorney’s fees and other appeal costs.

We expect the dollar amount of second quarter SG&A expenses to decrease sequentially from the first quarter level to $8.5 to $9.0 million as a result of cost reduction actions implemented on December 11, 2001.*

Research and Development Expenses:

Research and development expenses decreased 11 percent to $8.3 million for the first quarter of fiscal 2002 as compared to $9.3 million for the same period in fiscal 2001. The decrease is related to timing of expenses associated with key product development programs. Despite the impact on near term financial results, we expect to continue investing in key applications and product development initiatives.* We made a conscious decision not to significantly reduce our R&D expenses as part of our recent cost reductions.

R&D expenses for the second quarter of fiscal 2002 are expected to remain in the $8.5 to $9.0 million range based on the timing of expenses associated with new product development activities.* We will continue to remain focused on critical technologies and strategically invest R&D dollars in the immersion technology for Surface Conditioning products, 300mm products for both resist processing and surface conditioning and other new applications.*

Other Income (Expense), Net:

Other income (expense), net was approximately $359,000 for the first quarter of fiscal 2002 as compared to $726,000 for the first quarter of fiscal 2001. The decrease relates to a decline in interest income due to short-term interest rates which have been impacted by the Federal Reserve’s recent rate reductions.

Interest income is expected to be between $350,000 and $400,000 per quarter for the remainder of fiscal 2002, depending upon the level of investments and the interest rates.*

Income Tax (Benefit) Expense:

FSI recorded no tax benefit or expense related to its operating income (losses) for the first quarters of fiscal 2002 and 2001.

The Company’s deferred tax assets on the balance sheet as of November 24, 2001 have been fully reserved for with a valuation allowance. We will not be significantly reducing our valuation allowance in the future until we are consistently profitable on a quarterly basis.

Overall, the Company has net operating loss carryforwards for federal purposes of approximately $56,300,000, which will begin to expire in fiscal year 2011 if not utilized. Of this amount, approximately $15,032,000 is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1,382,000 per year.

Equity in Earnings of Affiliates:

The equity in earnings of affiliates was approximately $734,000 for the first quarter of fiscal 2002, compared to approximately $1.1 million for the first quarter of fiscal 2001. Our affiliates, m•FSI in Japan and Metron Technology, have also been impacted by the global industry recession.

We expect equity in earnings (losses) of affiliates to be a ($250,000) to ($300,000) loss in the second quarter of fiscal 2002.*

Net Income (loss):

Assuming that we can achieve the expected revenues, shipments, operating expenses and affiliate loss levels, we expect to report a second quarter net loss of $6.5 to $7.5 million, including $500,000 of realignment charges associated with the December reduction in force.*

LIQUIDITY AND CAPITAL RESOURCES

FSI’s cash and cash equivalents and marketable securities were approximately $55.2 million as of November 24, 2001, an increase of $0.6 million from the end of fiscal 2001. The increase in cash, cash equivalents, and marketable securities is primarily due to $0.7 million of cash provided by operating activities.

FSI’s accounts receivable decreased by approximately 41%, or $17.1 million, from the end of fiscal 2001. The decrease is related to the lower shipments level.

FSI’s inventory increased approximately $2.2 million to $50.9 million at November 24, 2001 compared to $48.7 million at the end of fiscal 2001. The increase is primarily due to work-in-process and subassemblies, reflecting customer requested delays, increased demo activity and the expected higher shipments level in the second quarter. The Company also had an additional $1,004,000 in reserves during the quarter, primarily associated with higher inventory levels and decreased demand.

As of November 24, 2001, FSI’s current ratio of current assets to current liabilities was 2.8 to 1.0 and working capital was $86.2 million.

FSI had acquisitions of property, plant and equipment of approximately $490,000 and $2.9 million for the first quarter of fiscal 2002 and fiscal 2001, respectively. It is anticipated FSI will invest between $3.0 and $3.5 million in fiscal 2002 in property, plant and equipment, with depreciation and amortization of $13.5 to $14.5 million.*

The Company’s goal is to limit its fiscal 2002 cash burn rate to $10.0 to $15.0 million.* FSI believes that with existing cash, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet FSI’s currently projected working capital and other cash requirements through at least mid fiscal 2003.*

FSI believes that success in its industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of FSI’s strategic objectives is, as market and business conditions warrant, consider divestitures, investments or acquisitions of businesses, products or technologies particularly those that are complementary to our surface conditioning business.* FSI may fund such activities with additional equity or debt financings.* The sale of additional equity or debt securities could result in additional dilution to our shareholders.*

NEW ACCOUNTING PRONOUNCEMENT

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

SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. However, this Statement retains the requirement of APB No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This statement also amends ARB No. 51, “Consolidated Financial Statements” to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company is required and plans to adopt the provision of SFAS No. 144 in the first quarter of fiscal 2003. The impact of the adoption of SFAS No. 144 is not expected to have a material impact on the Company’s financial statements.

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

The microelectronics industry experiences periodic slowdowns, which may have a negative effect on our sales and operating results. Our business depends on the amount that manufacturers of microelectronics spend on capital equipment. The amount they spend on capital equipment depends on the existing and expected demand for semiconductor devices and products that use semiconductor devices. The microelectronics industry has experienced alternating upturns and downturns in business activity; the industry is currently experiencing a significant downturn. In fact, in calendar 2001 the industry experienced the worst decline in its history. When a downturn occurs, semiconductor manufacturers experience lower demand and increased pricing pressure for their products. As a result, they are likely to purchase less semiconductor processing equipment and have sometimes delayed making decisions to purchase capital equipment. In some cases, semiconductor manufacturers have canceled or delayed orders for our products. The semiconductor industry experienced a downturn in 1998 and 1999, which seriously harmed our operating results during that period. Typically, the semiconductor equipment industry has experienced more pronounced decreases in net sales than the semiconductor industry as a whole.

We, along with others in the industry, have recently experienced a significant slowdown in orders for new equipment as well as delays in or cancellations of existing orders. The extent and length of the current slowdown cannot be predicted. Although there are some indications that the semiconductor industry may begin to recover from the current slowdown sometime in the later half of calendar 2002 or early 2003, the rate of improvement, if any, is expected to be much lower than in fiscal 2000. However:

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

We expect to spend a significant amount of time and resources to develop new systems and enhance existing systems. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenue from the sale of any new systems. Our ability to commercially introduce and successfully market any new systems is subject to a wide variety of challenges during this development cycle, including start-up bugs, design defects and other matters that could delay introduction of these systems to the marketplace. In addition, since our customers are not obligated by long-term contracts to purchase our systems, our anticipated product orders may not materialize or orders that do materialize may be canceled. As a result, if we do not achieve market acceptance of new products, we may not be able to realize sufficient sales of our systems in order to recoup research and development expenditures. The failure of any of our new products to achieve market acceptance would harm our business, financial condition, and results of operation and cash flows.

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

The price of our stock has been volatile in the past and may continue to be so in the future. In the 2001 fiscal year, for example, our stock price ranged from $7.75 to $18.50 per share. In the first quarter of fiscal 2002, our stock price ranged from $6.71 to $16.25.

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

The use of the Euro (a common European currency unit) began on January 1, 1999 and the transition period expired January 1, 2002. We do not expect the cost of any necessary systems modification to be material and do not anticipate that the introduction and use of the Euro will materially affect our results.* Nor do we expect the Euro to have a material effect on the currency exchange risks of our or our affiliated distributors’ businesses.* Our affiliate, Metron’s new operations management information system is designed to accommodate the elimination of the legacy currencies. If their new system is not successfully implemented, this could have a material adverse effect on their business. Our management will continue to monitor the effect of the implementation of the Euro.

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

Some of the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report are “forward-looking statements.” These statements involve known and unknown risks, uncertainties, and other factors that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are listed under “Risk Factors’ and elsewhere in this report.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. As of November 24, 2001 our investments in affiliates include a 21% interest in Metron Technology (Metron) and a 49% interest in m•FSI Ltd. Metron operates mainly in Europe, Asia Pacific and the United States. m•FSI Ltd. operates in Japan. Approximately 84% of fiscal 2001 sales to affiliates were to Metron. We denominate all U.S. export sales in U.S. dollars.

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

We do not have significant exposure to changing interest rates as all material outstanding debt was repaid on September 3, 1999 and all marketable securities consist of debt instruments, 100% of which mature within one year. As of year-end, amortized cost approximates market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact of a 1% change in short-term interest rates would be approximately a $550,000 annual change in investment income based on cash, cash equivalents and marketable security balances as of November 24, 2001.

Our investment in our affiliate, Metron, is accounted for by the equity method of accounting and has a carrying value on the balance sheet of approximately $17.3 million. The fair value of Metron is subject to stock market fluctuations. Based on the closing stock price of Metron of $6.55 per share on November 23, 2001, the fair value of our investment in Metron, was approximately $17.6 million. The stock price of Metron ranged from $3.13 to $14.00 per share during fiscal 2001 and from $6.00 to $7.29 per share during the first quarter of fiscal 2002.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We generate minor amounts of liquid and solid hazardous waste and use licensed haulers and disposal facilities to ship and dispose of such waste. In the past, we have received notice from state or federal enforcement agencies that we are a potentially responsible party (“PRP”) in connection with the investigation of several hazardous waste disposal sites owned and operated by third parties. In each matter, we have elected to participate in settlement offers made to all de minimis parties with respect to such sites. The risk of being named a PRP is that if any of the other PRP’s are unable to contribute their proportionate share of the liability, if any, associated with the site, those PRP’s that are financially able could be held financially responsible for the shortfall.*

There has and continues to be substantial litigation regarding patent and other intellectual property rights in the microelectronics industry. Commercialization of new products or further commercialization of our current products could provoke claims of infringement by third parties. In the future, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to defend us against claimed infringement of the rights of others and to determine the scope and validity of our proprietary rights. Any such litigation could result in substantial costs and diversion of effort by us, which by itself could have a material adverse impact on our financial condition and operating results. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling one or more products, any of which could have a material adverse effect on our financial condition and results of operations.*

Certain of our product lines are intended for use with hazardous chemicals. As a result, we are notified by our customers from time to time of incidents involving our equipment that have resulted in a spill or release of a hazardous chemical. In some cases it may be alleged that we or our equipment are at fault. There can be no assurance that any future litigation resulting from such claims would not have a material adverse effect on our business or financial results.*

In the fall of 1995, pursuant to the Employee Stock Purchase and Shareholder Agreement dated November 30, 1990 between Mr. Hsu and SSI (the “Shareholder Agreement”) and in connection with Mr. Hsu’s termination of his employment with SSI in August 1995, the former shareholders of SSI purchased the shares of SSI common stock then held by Mr. Hsu. In October 1996, Eric C. and Angie L. Hsu (the “plaintiffs”) filed a lawsuit in the Superior Court of California, County of Alameda, Southern Division, against Semiconductor Systems, Inc. (“SSI”), a wholly-owned subsidiary of FSI that was acquired in April 1996, and the former shareholders of SSI.

In September and October 2000, certain of Mr. Hsu’s claims were tried to a jury in Alameda County Superior Court in Oakland, California. At the conclusion of the trial, the jury made the following findings. The jury found that SSI breached the Shareholder Agreement between it and Eric Hsu and that the damages that resulted were approximately $2.4 million. In addition, each of the individual defendant shareholders was found liable for conversion and damages of $4.2 million were awarded. Certain individual defendants were also found to have intentionally interfered with Mr. Hsu’s prospective economic advantage and damages of $3.2 million were awarded. Finally, several individual defendants and SSI were found to have violated certain provisions of the California Corporation Code and damages of $2.4 million were awarded. SSI believes the damages awards are duplicative and not cumulative and that certain of these damages awards may be subject to reduction.

In proceedings subsequent to the trial, the Court has determined that plaintiffs are entitled to an award against SSI of prejudgment interest on the breach of contract damages (approximately $2.4 million) at 10 percent per annum from October 1996. In addition, the Court has awarded plaintiffs approximately $127,000 in costs and approximately $1,750,000 in attorneys’ fees against SSI and the individual defendants. On November 16, 2001, the court signed its final judgment reflecting the jury’s awards, interest, attorneys fees and costs assessed against each of the defendants. The total judgment against SSI together with post judgment interest as of the filing of this 10-Q aggregates approximately $5.6 million. The Court may award the plaintiffs additional costs and attorneys’ fees. Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. FSI and SSI intend to discuss with plaintiffs the terms of a possible settlement. If those discussions are unsuccessful and the post-trial motions denied, SSI and the individual defendants are likely to appeal the verdict on a variety of grounds. Thus, there is considerable uncertainty as to the ultimate resolution of this matter and the respective liability, if any of SSI.

The Company, on behalf of SSI, has made a claim with respect to the lawsuit under the escrow created at the time of our acquisition of SSI. The escrow was established to secure certain indemnification obligations of the former shareholders of SSI. The escrow consists of an aggregate of 250,000 shares of FSI Common Stock paid to the former shareholders of SSI as consideration in the acquisition. The former shareholders have agreed to hold FSI and SSI harmless from any claim arising out of any securities transactions between SSI and the shareholders or former shareholders of SSI. The indemnification obligations of the individual SSI shareholders are capped at approximately $4.2 million in the aggregate. Any shares in the escrow returned to FSI to satisfy any indemnification obligations will be valued at $12.125 per share, the per-share price of FSI common Stock at the time of the SSI acquisition. Depending on the ultimate resolution of the case, the escrow and indemnity obligations of the individual shareholders may not be sufficient to fully protect SSI against any final judgment that may be entered in the matter.

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

None

ITEM 5. Other Information

None

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 6 Exhibits and Reports on Form 8-K

     (a)(3) Exhibits

* An asterisk next to a listed Exhibit indicates it is an executive compensation plan or arrangement

2.0	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International, Corporation (14)
2.1	License Agreement for Microelectronic Technology between YieldUP International, Corporation and FSI International, Inc. dated January 21, 1999. (14)
2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)
2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (15)
3.1	Restated Articles of Incorporation of the Company. (2)
3.2	Restated and amended By-Laws. (3)
3.5	Articles of Amendment of Restated Articles of Incorporation (16)
4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent (5)
4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent. (6)
4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent. (19)
*10.1	FSI International, Inc. 1997 Omnibus Stock Plan (as amended and restated April 2001). (22)
*10.2	Split Dollar Insurance Agreement and Collateral Assignment Agreement dated December 28, 1989, between the Company and Joel A. Elftmann. (Similar agreements between the Company and each of Patricia M. Hollister, Luke R. Komarek, Benno G. Sand, Mark Ahmann and John Ely, have been omitted, but will be filed if requested in writing by the Commission.) (7)
10.3	Lease dated June 27, 1985, between the Company and Lake Hazeltine Properties. (3)
10.4	Lease dated September 1, 1985, between the Company and Elftmann, Wyers, Blackwood Partnership. (3)
10.5	Lease dated September 1, 1985, between the Company and Elftmann, Wyers Partnership. (3)
10.6	Amendment No. 1 dated February 11, 1991 to lease between the Company and Elftmann, Wyers, Blackwood Partnership. (16)
10.7	Amendment No. 2 dated July 31, 1999 to lease between the Company and Elftmann, Wyers, Blackwood Partnership. (16)
*10.8	1989 Stock Option Plan. (4)
*10.9	Amended and Restated Employees Stock Purchase Plan.(22)
10.10	Shareholders Agreement among FSI International, Inc. and Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991. (7)
10.11	FSI Exclusive Distributorship Agreement dated as of August 14, 1991 between FSI International, Inc. and m•FSI, Ltd. (7)
10.12	FSI Licensing Agreement dated as of August 14, 1991, between FSI International, Inc. and m•FSI, Ltd. (7)
10.13	Amendment to FSI/Metron Distribution Agreement dated July 31, 1999. (17)
10.15	License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (8)

10.16	Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (8)
10.17	Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated. (9)
*10.18	Amended and Restated Directors’ Nonstatutory Stock Option Plan. (10)
*10.19	Management Agreement between FSI International, Inc. and Donald S. Mitchell, effective as of January 2, 2001. (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.)(21)
*10.20	FSI International, Inc. 1994 Omnibus Stock Plan. (11)
10.21	FSI International, Inc. 1998 Incentive Plan. (13)
10.22	First Amendment to Lease made and entered into October 31, 1995 by and between Lake Hazeltine Properties and FSI International, Inc. (12)
10.23	Distribution Agreement made and entered into as of March 31, 1998 by and between FSI International, Inc. and Metron Technology B.V. (Exhibits to Agreement omitted) (13)
*10.26	Summary of Employment Arrangement between the Company and Don Mitchell dated December 12, 1999. (20)
10.27	Distribution Agreement between FSI International, Inc’s. Surface Conditioning Division and Metron Technology B.V. effective July 10, 2000. (20)
*10.30	Employment Agreement entered into as of December 12, 1999 by and between FSI International, Inc. and Donald S. Mitchell. (18)
10.31	Agreement made and entered into as of March 4, 2001 by and between FSI International, Inc. and Benno G. Sand. (23)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, SEC File No. 33-25035, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 1989, SEC File No. 0-17276, and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 1995, SEC File No. 0-17276 and incorporated by reference.

(13)	Filed as an Exhibit to the Company’s Report on Form 10-K/A for the fiscal year ended August 29, 1998, (as amended) SEC File No. 0-17276, and incorporated by reference.

(14)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 21, 1999, SEC File No. 0-17276 and incorporated by reference.

(15)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 23, 1999, SEC File No. 0-17276 and incorporated by reference.

(16)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(17)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended November 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(18)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(19)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.

(20)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(21)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 24, 2001, SEC File No. 0-17276 and incorporated by reference.

(22)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 26, 2001, SEC File No. 0-17276 and incorporated by reference.

(23)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 25, 2001, SEC File No. 0-17276 and incorporated by reference.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter ended November 24, 2001.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC.

[Registrant]
DATE:	January 4, 2002
By: /s/Patricia M. Hollister

Patricia M. Hollister,
Chief Financial Officer
on behalf of the
Registrant and as
Principal Financial and Accounting Officer