Form 10-Q
period 2002-02-23
FSI INTERNATIONAL INC
filed 2002-03-20
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	February 23, 2002

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:	0-17276

FSI INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-1223238 (I.R.S. Employer Identification No.)

3455 Lyman Boulevard, Chaska, Minnesota (Address of principal executive offices)	55318 (Zip Code)

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

Common Stock, No Par Value – 26,176,845 shares outstanding as of March 15, 2002

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I. Item 1. FINANCIAL INFORMATION

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
FEBRUARY 23, 2002 AND AUGUST 25, 2001

ASSETS
(Unaudited)

	February 23,	August 25,
	2002	2001

Current assets:
Cash and cash equivalents	$42,870,784	$44,119,833
Restricted cash	500,000	—
Marketable securities	5,293,781	10,507,920
Trade accounts receivable, net of allowance for doubtful accounts of $2,256,000 and $2,134,000, respectively	11,845,512	21,719,174
Trade accounts receivable from affiliates	11,900,850	19,654,602
Inventories	44,565,548	48,699,247
Notes receivable from related party	353,062	658,205
Prepaid expenses and other current assets	3,181,770	4,130,423

Total current assets	120,511,307	149,489,404

Property, plant and equipment, at cost	113,153,933	112,321,671
Less accumulated depreciation and amortization	(62,628,550)	(57,192,997)

	50,525,383	55,128,674

Investment in affiliates	22,279,883	22,158,516
Intangibles, net	13,287,714	14,594,568
Employee receivables	236,047	173,759
Deposits and other assets	3,690,761	3,742,085

	$210,531,095	$245,287,006

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
FEBRUARY 23, 2002 AND AUGUST 25, 2001
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(Unaudited)

	February 23,	August 25,
	2002	2001

Current liabilities:
Trade accounts payable	$6,602,444	$10,206,932
Accrued expenses	20,054,533	20,712,286
Deferred profit	10,483,952	30,350,292

Total current liabilities	37,140,929	61,269,510

Stockholders’ equity:
Preferred stock, no par value; 9,700,000 shares authorized; none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, no par value: 300,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized; issued and outstanding, 26,163,959 and 25,983,804 shares at February 23, 2002 and August 25, 2001, respectively	195,241,879	194,345,102
Accumulated deficit	(19,541,519)	(8,264,819)
Accumulative other comprehensive loss	(2,310,194)	(2,062,787)

Total stockholders’ equity	173,390,166	184,017,496

	$210,531,095	$245,287,006

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED FEBRUARY 23, 2002 AND FEBRUARY 24, 2001
(Unaudited)

	February 23,	February 24,
	2002	2001

Sales (including sales to affiliates of $6,227,000 and $36,394,000, respectively)	$41,888,665	$60,243,917
Cost of sales	29,728,231	35,868,624

Gross profit	12,160,434	24,375,293
Selling, general and administrative expenses	9,020,105	12,863,226
Research and development expenses	9,680,170	11,043,500

Operating income (loss)	(6,539,841)	468,567
Interest expense	(25,034)	(26,510)
Interest income	376,508	716,156
Other income, net	19,138	3,451

Income (loss) before income taxes	(6,169,229)	1,161,664
Income taxes	—	200,000

Income (loss) before equity in earnings (loss) of affiliates	(6,169,229)	961,664
Equity in earnings (loss) of affiliates	(364,773)	1,283,346

Net income (loss)	($6,534,002)	$2,245,010

Net income (loss) per common share — Basic	($0.25)	$0.09
Net income (loss) per common share — Diluted	($0.25)	$0.09
Weighted average common shares	26,124,083	25,546,979
Weighted average common and potential common shares	26,124,083	25,847,848

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED FEBRUARY 23, 2002 AND FEBRUARY 24, 2001
(Unaudited)

	February 23,	February 24,
	2002	2001

Sales (including sales to affiliates of $12,273,000 and $70,624,000, respectively)	$84,516,156	$121,742,343
Cost of sales	59,090,562	72,738,915

Gross profit	25,425,594	49,003,428
Selling, general and administrative expenses	19,862,567	26,012,065
Research and development expenses	17,938,009	20,345,413

Operating income (loss)	(12,374,982)	2,645,950
Interest expense	(46,896)	(48,525)
Interest income	766,105	1,420,831
Other income, net	10,299	47,181

Income (loss) before income taxes	(11,645,474)	4,065,437
Income taxes	—	200,000

Income (loss) before equity in earnings of affiliates	(11,645,474)	3,865,437
Equity in earnings of affiliates	368,774	2,392,733

Net income (loss) before cumulative effect of change in accounting principle, net of tax	(11,276,700)	6,258,170
Cumulative effect of change in accounting principle, net of tax	—	(14,969,008)

Net loss	($11,276,700)	($8,710,838)

Net income (loss) per common share — Basic
Before cumulative effect of change in accounting principle	($0.43)	$0.25
Cumulative effect of change in accounting principle	—	(0.59)

Net loss per common share	($0.43)	($0.34)

Net income (loss) per common share — Diluted
Before cumulative effect of change in accounting principle	($0.43)	$0.24
Cumulative effect of change in accounting principle	—	(0.58)

Net loss per common share	($0.43)	($0.34)

Weighted average common shares	26,108,994	25,449,711
Weighted average common and potential common shares	26,108,994	25,925,523

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 23, 2002 AND FEBRUARY 24, 2001
(Unaudited)

	February 23,	February 24,
	2002	2001

OPERATING ACTIVITIES:
Net loss	($11,276,700)	($8,710,838)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of accounting change, net of taxes	—	14,969,008
Depreciation	5,551,458	5,849,231
Amortization	1,390,186	2,663,410
Provision for allowance for doubtful accounts	307,720	(306,186)
Write-off of accounts receivable	(186,313)	(810,373)
Provision for inventory reserves	2,503,480	1,845,278
Disposal of inventory	(1,512,989)	(3,509,009)
Equity in earnings of affiliates	(368,774)	(2,392,733)
Changes in operating assets and liabilities:
Trade accounts receivable	17,506,007	(11,154,827)
Inventories	3,222,600	(8,487,309)
Prepaid expenses and other current assets	1,253,796	(167,286)
Trade accounts payable	(3,604,488)	3,779,369
Accrued expenses	(657,753)	(2,185,191)
Deferred profit	(19,866,340)	9,237,901

Net cash (used in) provided by operating activities	(5,738,110)	620,445

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(1,027,559)	(5,084,154)
Purchases of marketable securities	(9,028,223)	(4,984,950)
Maturities of marketable securities	12,479,063	10,693,430
Sale of marketable securities	1,763,299	—
(Increase) decrease in deposits and other assets	(94,296)	181,144

Net cash provided by investing activities	4,092,284	805,470

FINANCING ACTIVITIES:
Principal payments on long-term debt	—	(60,341)
Restricted cash	(500,000)	—
Net proceeds from issuance of common stock	896,777	1,358,021

Net cash provided by financing activities	396,777	1,297,680

(Decrease) increase in cash and cash equivalents	(1,249,049)	2,723,595
Cash and cash equivalents at beginning of period	44,119,833	34,637,974

Cash and cash equivalents at end of period	$42,870,784	$37,361,569

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(1)	Summary of Selected Accounting Policies

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Certain of the Company’s product sales are accounted for as multiple-element arrangements. If the Company has met defined customer acceptance experience levels with both the customer and the specific type of equipment, the Company recognizes equipment revenue upon shipment and transfer of title, with the remainder of the total revenue recognized as the earnings process is completed for other elements. All other product sales with customer specific acceptance provisions are recognized upon customer acceptance. Revenue related to spare part sales is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

The Company changed its revenue recognition policy effective August 27, 2000, based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” The Company recorded a non-cash charge of $14,969,008, net of tax or $0.59 per share in fiscal 2001, to reflect the cumulative effect of the accounting change as of the beginning of fiscal year 2001.

Intangible Assets

Patents, license fees and other intangible assets are capitalized based on their estimated fair value and amortized over their estimated economic or legal lives, whichever is shorter, ranging from 3 to 9 years.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets” which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of that Statement. The Company adopted SFAS No. 142 in the first quarter of fiscal 2002 and accordingly evaluated its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and determined there were no reclassifications necessary in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and determined that there were no amortization period adjustments necessary. If an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first year of adoption. Other than goodwill, the Company has no intangible assets with indefinite useful lives.

In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company determined the fair value of each reporting unit and compared it to the reporting unit’s carrying amount. As of August 26, 2001, each reporting unit’s carrying amount exceeded its fair value, and therefore there was no indication that the reporting unit’s goodwill was impaired. Accordingly, the Company was not required to perform the second step of the transitional impairment test.

In the second step, the Company would be required to compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities (in a manner similar to a purchase price allocation) to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. The Company did not record any transitional impairment loss.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

As of the date of adoption, the Company had approximately $5,356,000 of unamortized goodwill subject to the transition provisions of SFAS 141 and 142.

For the second quarter and six month periods ended February 23, 2002 and February 24, 2001, the goodwill amortization, adjusted net income and basic and diluted earnings per share are as follows:

	February 23,	February 24,
For the Quarters Ended	2002	2001

Net income (loss)	($6,534,002)	$2,245,010
Add back goodwill amortization	—	464,922

Adjusted net income (loss)	($6,534,002)	$2,709,932

Basic earnings per share:
Net income (loss)	($0.25)	$0.09
Goodwill amortization	—	0.02

Adjusted net income (loss)	($0.25)	$0.11

Diluted earnings per share:
Net income (loss)	($0.25)	$0.09
Goodwill amortization	—	0.01

Adjusted net income (loss)	($0.25)	$0.10

	February 23,	February 24,
For the Six Months Ended	2002	2001

Net loss	($11,276,700)	($8,710,838)
Add back goodwill amortization	—	929,845

Adjusted net loss	($11,276,700)	($7,780,993)

Basic earnings per share:
Net loss	($0.43)	($0.34)
Goodwill amortization	—	0.03

Adjusted net loss	($0.43)	($0.31)

Diluted earnings per share:
Net loss	($0.43)	($0.34)
Goodwill amortization	—	0.04

Adjusted net loss	($0.43)	($0.30)

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Product Warranty

The Company, in general, warrants new equipment manufactured by the Company to the original purchaser to be free from defects in material and workmanship for one to two years, depending upon the product or customer agreement. Provision is made for the estimated cost of maintaining product warranties at the time the product is sold.

Inventory Reserves

The Company records reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these reserves are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives and forecasted sales demand.

Allowance for Doubtful Accounts

Management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

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

Reclassifications

Certain fiscal 2001 amounts have been reclassified to conform to the current year presentation.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(2)	Inventories

Inventories are summarized as follows:

	February 23,	August 25,
	2002	2001

Finished products	$4,083,364	$5,621,311
Work-in-process	13,064,183	13,442,526
Subassemblies	2,293,463	1,776,789
Raw materials and purchased parts	25,124,538	27,858,621

	$44,565,548	$48,699,247

(3)	Supplementary cash flow information

	Six Months Ended

	February 23,	February 24,
	2002	2001

Schedule of interest and net income taxes paid (received):
Interest	$46,896	$48,525
Income taxes	($495,000)	$824,150

(4)	Comprehensive income (loss)

Other comprehensive income (loss) pertains to revenues, expenses, gains and losses that are not included in the net income (loss) but rather are recorded directly in stockholders’ equity. For the second quarter and six month periods ended February 23, 2002 and February 24, 2001, the only item of other comprehensive income (loss) is related to foreign currency translation adjustment. For the second quarter and six month periods ended February 23, 2002 and February 24, 2001 the net income (loss), items of other comprehensive income (loss) and comprehensive income (loss) are as follows:

	February 23,	February 24,
	2002	2001

For the Quarters Ended:
Net income (loss)	($6,534,002)	$2,245,010
Items of other comprehensive income (loss):
Foreign currency translation	(792,731)	(742,397)

Comprehensive income (loss)	($7,326,733)	$1,502,613

For the Six Months Ended:
Net loss	($11,276,700)	($8,710,838)
Items of other comprehensive income (loss):
Foreign currency translation	(247,407)	(855,386)

Comprehensive loss	($11,524,107)	($9,566,224)

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(5)	Realignment Costs

During the third and fourth quarters of fiscal 2001, due to the industry slowdown, the Company implemented cost reduction plans that included reductions in its workforce. Accruals of $12,000 related to severance costs which remained at August 25, 2001 were paid or utilized by the end of the first quarter of fiscal 2002.

On December 11, 2001, in response to the continued delay in an industry recovery, the Company implemented additional cost reduction actions which included a 7 percent reduction in the overall workforce, salary cuts for all employees, a 50 percent decrease in planned capital expenditures and a reduction in other discretionary costs. The Company’s headcount was approximately 640 after the reduction.

The Company recorded approximately $500,000 of realignment charges in the second quarter, primarily related to severance costs. The realignment charges were allocated as follows: $250,000 to cost of goods sold, $230,000 to selling, general and administrative expense and $20,000 to research and development expense. The accruals were paid or utilized by the end of the second quarter of fiscal 2002.

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

In proceedings subsequent to the trial, the Court has determined that plaintiffs are entitled to an award against SSI of prejudgment interest on the breach of contract damages (approximately $2.4 million) at 10 percent per annum from October 1996. In addition, the Court has awarded plaintiffs approximately $127,000 in costs and approximately $1.8 million in attorneys’ fees against SSI and the individual defendants. On November 16, 2001, the court signed its final judgment reflecting the jury’s awards, interest, attorneys fees and costs assessed against each of the defendants. The total judgment against SSI together with post judgment interest as of February 23, 2002 aggregates approximately $5.7 million.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied our post-trial motions and there was no reduction in damages against SSI. Subsequent to February 23, 2002, Hsu was awarded an additional $431,000 for attorneys fees and expenses incurred since the judgment was rendered in November 2001.

SSI and the individual defendants have filed an appeal on a variety of grounds. Subsequent to the end of fiscal 2002 second quarter, the Company posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, the Company entered into a letter of credit in the amount of $2.5 million with the surety company. This letter of credit was collateralized with restricted cash of approximately the same amount.

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

Given the escrowed shares and the additional indemnification by the individual SSI shareholders, along with our litigation reserve, we believe we are adequately reserved for this potential liability. However, there is considerable uncertainty as to the ultimate resolution of this matter and the respective liability, if any, of SSI. We will continue with our appeal process and our defense.

In September 1995, CFM Technologies, Inc. and CFMT, Inc. (collectively “CFM”) filed a complaint in United States District Court for the District of Delaware against YieldUP, now known as SCD Mountain View, Inc., a wholly owned subsidiary of the Company. The complaint alleged that the drying process incorporated in certain YieldUP products infringes a patent held by CFM. On October 14, 1997, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. On June 30, 1998, the United States District Court of Delaware granted CFM’s petition for re-argument of the issue. The judge has not yet ruled as to whether to sustain his earlier ruling. If the original order is overturned, the litigation may proceed to trial, and the litigation and the associated costs may, and an unfavorable adjudication could, have a material adverse impact on FSI. CFM is asking for monetary damages and an injunction against YieldUP’s use of the products at issue. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. However, this Statement retains the requirement of APB No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This statement also amends ARB No. 51, “Consolidated Financial Statements” to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company is required and plans to adopt the provision of SFAS No. 144 in the first quarter of fiscal 2003. The impact of the adoption of SFAS No. 144 is not expected to have an impact on the Company’s financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST HALF OF FISCAL 2002 COMPARED WITH THE SECOND QUARTER AND FIRST HALF OF FISCAL 2001.

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information contained herein, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include the length and extent of the current industry downturn; additional order delays or cancellations; savings from our cost-cutting measures may be less than anticipated; we may incur unexpected additional costs as part of our cost cutting measures; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; the Company’s successful execution of internal performance plans; the cyclical nature of the Company’s business; volatility of the market for certain products; performance issues with key suppliers and subcontractors, the transition to 300mm products; the level of new orders; the timing and success of current and future product and process development programs; the success of the Company’s affiliated distributors; and litigation and legal proceedings. In addition, readers are also directed to the Risk Factors discussion included herein. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. FSI assumes no obligation to publicly release any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences. Such forward-looking statements are marked with an asterisk (*).

This discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and footnotes thereto appearing elsewhere in this report.

Industry:

In calendar 2001, the microelectronics industry experienced the worst decline in its history. Wafer demand decreased 30 percent, semiconductor revenues were down 32 percent, and the semiconductor equipment sales declined approximately 40 percent. Dataquest, the source that we use for comparative purposes, is currently compiling the final 2001 data and is expected to release final numbers in April 2002.

The microelectronics industry is experiencing a modest improvement in overall conditions. A number of semiconductor manufacturers have stated that they plan to increase their spending in the second half of 2002, assuming that their customer demand continues to improve. Since the adoption of SAB101, most revenue is being recorded upon acceptance rather than shipment; therefore, the majority of front-end process equipment companies will not start to reflect the improving orders and shipments until the third or fourth quarter of calendar 2002 and into calendar 2003.

We believe there are some early signs that the recovery has begun and that stronger growth rates are not far beyond the horizon, including:

•	An overall improvement in capacity utilization rates for semiconductor manufacturers, with a number of IDM and foundry manufacturers stating that they have limited excess capacity for sub 0.18 micron and copper devices. For example, an industry analyst has stated that utilization rates for TSMC, a Taiwanese semiconductor foundry manufacturer, are expected to increase from 60 percent in the first quarter to 70 percent in the second quarter;

•	The stabilization and improving spot prices for DRAM and other semiconductor devices. Based upon one industry analyst’s forecast, DRAM revenues are expected to increase over 40 percent this year;

•	The expected increased unit demand for wafers, spare parts, and other consumables; and

•	The anticipated increase in demand for PC’s, wireline and wireless communications, as well as home entertainment products.

These factors have all contributed toward the recent improved demand for semiconductors and a more optimistic outlook, although cautious, by many of our customers.

At the ISS conference in early January, Dataquest forecasted that the worldwide wafer fab equipment market would decrease 20 percent to $18.0 billion from $22 billion in 2001. Their forecast represented a 46 percent decrease in equipment revenues from the peak $33 billion level in 2000. On the other hand, they expect worldwide fab equipment sales to increase 40 percent to $25 billion in calendar 2003, reflecting the initial growth year of an expected 3 year growth cycle.

We believe that any significant increase in equipment spending will be led by investment in 300mm capacity, smaller device feature sizes, and process technology required for new materials such as copper and low-k dielectrics. These are all technology areas where FSI has focused its R&D investment the past few years and represents applications for which we have been receiving orders the past 6 to 12 months.

Critical Accounting Policies:

In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that the Company believes are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Our critical accounting policies are as follows:

•	Revenue recognition;

•	Estimating valuation allowances and accrued liabilities; specifically product warranty, inventory obsolescence, allowance for doubtful accounts and assessment of the probability of the outcome of current litigation; and

•	Valuation of long-lived and intangible assets and goodwill.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Certain of the Company’s product sales are accounted for as multiple-element arrangements. If the Company has met defined customer acceptance experience levels with both the customer and the specific type of equipment, the Company recognizes equipment revenue upon shipment and transfer of title, with the remainder of the total revenue recognized as the earning process is completed for other elements. All other product sales with customer specific acceptance provisions are recognized upon customer acceptance. Future revenues may be negatively impacted if the Company is unable to meet customer specific acceptance criteria. Revenue related to spare part sales is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

Timing of revenue recognition is dependent on the mix of revenue recognized upon shipment versus acceptance and for revenue recognized upon acceptance, it is dependent upon when the acceptance certificates are actually received or customer specific criteria are met.

Product Warranty

The Company records a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, anticipated releases of new products and other factors. Although management believes the likelihood to be relatively low, claims experience could be materially different from actual results because of the introduction of new, more complex products; a change in the Company’s warranty policy in response to industry trends, competition or other external forces; manufacturing changes that could impact product quality; or as yet unrecognized defects in products sold.*

Inventory Reserves

The Company records reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these reserves are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives and forecasted sales demand. Although management believes the likelihood to be relatively low, results could be materially different if demand for the Company’s products decreased because of economic or competitive conditions, length of the industry downturn, or if products become obsolete because of technical advancements in the industry or by the Company.*

Allowance for Doubtful Accounts

Management must make estimates of the uncollectibility of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Litigation

Management’s current estimated range of liability related to some of the pending litigation is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.*

Valuation of Long-Lived and Intangible Assets and Goodwill

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period; and

•	Our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $13.5 million as of February 23, 2002.

In 2002, Statement of Financial Accounting Standards (“SAFS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we have ceased to amortize approximately $5.4 million of goodwill. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter.

We did not record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time that future annual reviews are completed a material impairment charge will not be recorded.*

The Company:

The following table sets forth on a consolidated basis, for the fiscal period indicated, certain income and expense items as a percent of total sales.

	Percent of Sales		Percent of Sales
	Quarter Ended		Six Months Ended

	February 23,	February 24,	February 23,	February 24,
	2002	2001	2002	2001

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.0	59.5	69.9	59.8

Gross profit	29.0	40.5	30.1	40.2
Selling, general and administrative	21.5	21.4	23.5	21.4
Research and development	23.1	18.3	21.2	16.7

Operating income (loss)	(15.6)	0.8	(14.6)	2.1
Other income, net	0.9	1.1	0.9	1.2

Income (loss) before income taxes	(14.7)	1.9	(13.7)	3.3
Income taxes	—	0.3	—	0.2
Equity in earnings (losses) of affiliates	(0.9)	2.1	0.4	2.0

Net income (loss) before cumulative effect of change in accounting principle, net of tax	(15.6)	3.7	(13.3)	5.1
Cumulative effect of change in accounting principle, net of tax	—	—	—	(12.3)

Net income (loss)	(15.6)%	3.7%	(13.3)%	(7.2)%

Sales Revenue and Shipments:

The Company recognizes when pursuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price is fixed or determinable and collectibility is reasonably assured. Certain of the Company's product sales are accounted for as multiple-element arrangements. If the Company has met defined customer acceptance experience levels with both the customer and the specific type of equipment, the Company recognizes equipment revenue upon shipment and transfer of title, with the remainder of the total revenue recognized as the earnings process is completed for other elements. All other product sales with customer acceptance provisions are recognized upon customer acceptance. Revenue related to spare part sales is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

Sales were $41.9 million for the second quarter of fiscal 2002, including $6.2 million of sales to affiliates, as compared to $60.2 million for the second quarter of fiscal 2001, including $36.4 million of sales to affiliates. Sales were $84.5 million for the first half of fiscal 2002, including $12.3 million of sales to affiliates, as compared to $121.7 million for the first half of fiscal 2001, including $70.6 million of sales to affiliates. Both the Microlithography and Surface Conditioning Divisions, as well as our affiliates, experienced year-over-year revenue decreases due to the industry downturn and global recession.

Shipments in the second quarter and first half of fiscal 2002 were $20.0 million and $34.7 million, respectively, as compared to $73.9 million and $144.3 million, respectively, for the same periods in the prior year.

International sales were $11.3 million and $42.8 million for the second quarter of fiscal 2002 and 2001, respectively, and represented approximately 27% and 71%, respectively, of sales during these quarters. International sales were $17.9 million and $85.2 million for the first half of fiscal 2002 and 2001, respectively, and represented 21% and 70%, respectively, of sales during these periods.

Deferred revenue was approximately $26.1 million as of February 23, 2002. Deferred revenue is included in deferred profit, net of deferred cost of goods sold.

Sales are expected to bottom in the third quarter of fiscal 2002 and be $25 to $30 million.* We are expecting an expected increase in our turns business for the third quarter.* Our turns business is comprised of customer orders that are received in the quarter and the corresponding revenue is subsequently recognized in the same quarter such as spare parts and service. We expect shipments to increase to $20 to $25 million in the third quarter of fiscal 2002, reflecting the sequential increase in orders in the first two quarters of fiscal 2002.

Gross Profit:

FSI’s gross profit margin may fluctuate as a result of a number of factors, including the mix of products sold as some products have higher margins than others, the proportion of international sales as international sales generally have lower margins, competitive pricing pressures and utilization of manufacturing capacity.

Gross profit as a percentage of sales for the second quarter of fiscal 2002 was 29.0% as compared to 40.5% for the second quarter of fiscal 2001. Gross profit as a percentage of sales for the first half of fiscal 2002 was 30.1% as compared to 40.2% for the first half of fiscal 2001. The decrease in margins is primarily related to product mix and the low shipments based manufacturing capacity utilization rate. Second quarter of fiscal 2002 margins were also impacted by $1.0 million of net additional inventory obsolescence reserves and warranty accruals. In addition, $250,000 of realignment charges were recorded to cost of goods sold in the second quarter of fiscal 2002.

We expect gross margins to be in the range of 24 to 26 percent in the third quarter of fiscal 2002, as margins will continue to be impacted by underutilized manufacturing capacity.* Also, the foreign/domestic mix and product mix is anticipated to be less favorable.*

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased 30% to $9.0 million in the second quarter of fiscal 2002 as compared to $12.9 million for the second quarter of fiscal 2001. Selling, general and administrative expenses were $19.9 million for the first half of fiscal 2002 as compared to $26.0 million for the same period in fiscal 2001. The decrease in SG&A expense in the second quarter and first half of fiscal 2002 reflects the cost reduction actions implemented during the second half of fiscal 2001, lower incentive compensation payments that resulted from lower orders and operating return on revenue. The decrease also reflects a $465,000 and $930,000 reduction in amortization expense in the second quarter and first half of fiscal 2002, respectively, related to the implementation of SFAS No. 142. The decrease was partially offset by a litigation reserve for attorney’s fees and other appeal costs in the second quarter and first half of fiscal 2002. The second quarter of fiscal 2002 was also impacted by $250,000 of realignment charges associated with the December reduction in force.

FSI expects the amount of SG&A expenses to decrease slightly to $8.7 to $9.0 million in the third quarter as a result of cost reduction initiatives.*

Research and Development Expenses:

Research and development expenses were $9.7 million for the second quarter of fiscal 2002 as compared to $11.0 million for the same period in fiscal 2001. Research and development expenses were $17.9 million for the first half of fiscal 2002 as compared to $20.3 million for the same period in fiscal 2001. The decrease in the second quarter and first half of fiscal 2002 is related to timing of expenses associated with key product development programs and cost reduction actions. Despite the impact on near term financial results, we expect to continue investing in key applications and product development initiatives.* We made a conscious decision not to significantly reduce our R&D expenses as part of our recent cost reductions.

We expect R&D expenses to be approximately $9.0 to $9.3 million in the third quarter of fiscal 2002, based on the timing of expenses associated with our new product development activities and other cost reduction actions.* We will continue to remain focused on critical technologies and strategically invest R&D dollars in the immersion technology for surface conditioning products, 300mm products for both resist processing and surface conditioning and other new applications.*

Other Income, Net:

Other income, net was approximately $371,000 and $730,000 for the second quarter and first half of fiscal 2002, respectively, as compared to $693,000 and $1,419,000 for the second quarter and first half of fiscal 2001, respectively. The decrease in the second quarter and first half of fiscal 2002 relates to a decline in interest income due to short-term interest rates which have declined with the Federal Reserve’s rate reductions, as well as a reduction in average investment balances.

Other income, net is expected to be between $300,000 and $350,000 per quarter for the remainder of fiscal 2002, depending upon the level of investments and the interest rates.*

Income Taxes:

The Company recorded no tax benefit or expense related to its operating losses for the second quarter and first half of fiscal 2002. Income tax expense for the second quarter and first half of fiscal 2001 was $200,000.

The Company’s deferred tax assets on the balance sheet as of February 23, 2002 have been fully reserved with a valuation allowance. We will not be reducing our valuation allowance in the future until we are consistently profitable on a quarterly basis.

Overall, FSI has net operating loss carryforwards for federal income tax purposes of approximately $65,009,000, which will begin to expire in fiscal year 2011 if not utilized. Of this amount, approximately $15,032,000 is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1,382,000 per year.

Equity in Earnings (Losses) of Affiliates:

The equity in earnings (losses) of affiliates was approximately $365,000 of losses for the second quarter of fiscal 2002, compared to approximately $1.3 million of income for the second quarter of fiscal 2001. The equity in earnings (losses) of affiliates was approximately $369,000 of income for the first half of fiscal 2002, compared to $2.4 million of income for the first half of fiscal 2001. Our affiliates, m•FSI and Metron Technology, have also been impacted by the global industry recession.

We expect equity in earnings (loss) of affiliates to be a $100,000 to $300,000 loss in the third quarter of fiscal 2002.*

Net Income (Loss):

Assuming that the Company can achieve the anticipated revenue, shipments and operating expense levels, we expect a net loss of $10 to $11 million for the third quarter of fiscal 2002.* This should be our low watermark for earnings, as we expect sequential improvement in the fourth quarter of fiscal 2002.*

LIQUIDITY AND CAPITAL RESOURCES

FSI’s cash, restricted cash, cash equivalents and marketable securities were approximately $48.7 million as of February 23, 2002, a decrease of $6.0 million from the end of fiscal 2001. The decrease in cash, restricted cash, cash equivalents and marketable securities is primarily due to operating losses resulting in $5.7 million of cash being used in operations.

FSI’s trade accounts receivable decreased by approximately 43% or $17.6 million from the end of fiscal 2001 including a decrease in trade accounts receivable from affiliates of $7.8 million. The decrease relates to the lower shipment levels.

FSI’s inventory decreased approximately $4.1 million to $44.6 million at February 23, 2002 compared to $48.7 million at the end of fiscal 2001. The decrease in inventory was primarily in finished goods and raw materials, reflective of the increase in shipments in the second quarter of 2002 as compared to the first quarter. Our inventory reserves were approximately $7.3 million at the end of the second quarter.

As of February 23, 2002, the Company’s current ratio of current assets to current liabilities was 3.2 to 1.0 and working capital was $83.4 million.

As of February 23, 2002, the Company has no lines of credit, standby letters of credit, guarantees of affiliates or other similar type arrangements. The balance of restricted cash as of February 23, 2002 was $500,000.

The Company’s contractual cash obligations related to operating leases at February 23, 2002 are summarized as follows:

Last half of fiscal 2002	428,800
Fiscal 2003	456,600
Fiscal 2004	339,600
Fiscal 2005	301,500
Fiscal 2006	157,100

Total	$1,683,600

As previously discussed, the Company has outstanding litigation regarding the Hsu matter. The total judgment against SSI together with post judgment interest as of February 23, 2002 aggregates approximately $5.7 million. Subsequent to February 23, 2002 Hsu was awarded an additional $431,000 for attorneys fees and expenses incurred since the judgment. SSI and the individual defendants have filed an appeal on a variety of grounds. Subsequent to the end of fiscal 2002 second quarter, the Company posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, the Company entered into a letter of credit in the amount of $2.5 million with the surety company. This letter of credit was collateralized with restricted cash of approximately the same amount.

The Company had acquisitions of property, plant and equipment of approximately $1.0 million and $5.1 million for the first half of fiscal 2002 and 2001, respectively. It is anticipated FSI will invest between $3.0 and $3.5 million in fiscal 2002 in property, plant and equipment with depreciation and amortization of $13.5 to $14.5 million.*

Based upon our current financial forecast, the Company’s goal is to limit its fiscal 2002 cash burn rate to $10.0 to $15.0 million.* The Company believes that with existing cash and cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet FSI’s current projected working capital and other cash requirements through at least mid fiscal 2003.* Internally generated funds are affected by our sales and operating results and may be negatively impacted by deterioration in industry conditions.

FSI believes that success in its industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they may arise. One of FSI’s strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies particularly those that are complementary to our surface conditioning business.* FSI may fund such activities with additional equity or debt financings.* The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our stockholders.*

NEW ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. However, this Statement retains the requirement of APB No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This statement also amends ARB No. 51, “Consolidated Financial Statements” to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company is required and plans to adopt the provision of SFAS No. 144 in the first quarter of fiscal 2003. The impact of the adoption of SFAS No. 144 is not expected to have an impact on the Company’s financial statements.

RISK FACTORS

Our business faces significant risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently believe are immaterial. Given the business and the industry in which we operate, the following risk factors should be considered in addition to others described in this report. If any of the events or circumstances described in the following risks occurs, our business, operating results or financial condition could be materially adversely affected. These risks should be read in conjunction with the other information and risks set forth in this report.

Because our business depends on the amount that manufacturers of microelectronics spend on capital equipment, downturns in the microelectronics industry may adversely affect our results.

The microelectronics industry experiences periodic downturns, which may have a negative effect on our sales and operating results. Our business depends on the amounts that manufacturers of microelectronics spend on capital equipment. The amounts they spend on capital equipment depend on the existing and expected demand for semiconductor devices and products that use semiconductor devices. The microelectronics industry has experienced downturns in business activity in the past and the industry currently is experiencing a significant downturn. In fact, in calendar 2001 the industry experienced the worst decline in its history. When a downturn occurs, semiconductor manufacturers experience lower demand and increased pricing pressure for their products. As a result, they are likely to purchase less semiconductor processing equipment and have sometimes delayed making decisions to purchase capital equipment. In some cases, semiconductor manufacturers have canceled or delayed orders for our products. The semiconductor industry experienced a downturn in 1998 and 1999, which seriously harmed our operating results during that period. Typically, the semiconductor equipment industry has experienced more pronounced decreases in net sales than the semiconductor industry as a whole.

We, along with others in the industry, have recently experienced a significant downturn in orders for new equipment as well as delays in or cancellations of existing orders. We cannot predict the extent and length of the current downturn. In addition:

•	the semiconductor industry may experience other, possibly more severe and prolonged, downturns in the future;

•	any future recovery of the semiconductor industry may not result in an increased demand by semiconductor manufacturers for capital equipment or our products; and

•	the semiconductor industry may not improve in the near future or at all.

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

We believe that our growth prospects depend upon our ability to gain customer acceptance of our products and technology, particularly 300 mm products. Market acceptance of products depends upon numerous factors, including compatibility with existing manufacturing processes and products, ability to displace incumbent suppliers, perceived advantages over competing products and the level of customer service available to support such products. Moreover, manufacturers often rely on a limited number of equipment vendors to meet their manufacturing equipment needs. As a result, market acceptance of our products may be affected adversely to the extent potential customers utilize a competitor’s manufacturing equipment. There can be no assurance that sales of new products will remain constant or grow or that we will be successful in obtaining broad market acceptance of our systems and technology.

We expect to spend a significant amount of time and resources to develop new systems and enhance existing systems. In light of the long product development cycles inherent in our industry, we will make these expenditures well in advance of the prospect of deriving revenue from the sale of any new systems. Our ability to commercially introduce and successfully market any new systems is subject to a wide variety of challenges during this development cycle, including start-up bugs, design defects and other matters that could delay introduction of these systems to the marketplace. In addition, since our customers are not obligated by long-term contracts to purchase our systems, our anticipated product orders may not materialize or orders that do materialize may be canceled. As a result, if we do not achieve market acceptance of new products, we may not be able to realize sufficient sales of our systems in order to recoup research and development expenditures. The failure of any of our new products to achieve market acceptance would harm our business, financial condition, and results of operations and cash flows.

Future acquisitions may dilute our shareholders’ ownership interests and have other adverse consequences.

Because of consolidations in the semiconductor equipment industry we serve and other competitive factors, our management will seek to acquire additional product lines, technologies, and businesses if suitable opportunities develop. Acquisitions may result in the issuance of our stock, which may dilute our shareholders’ ownership interests and reduce earnings per share. Acquisitions also may increase debt levels and the related goodwill and other intangible assets, which could have a significant negative effect on our financial condition and operating results. In addition, acquisitions involve numerous risks, including:

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

Our stock price has been volatile in the past and may continue to be so in the future. In the 2001 fiscal year, for example, our stock price ranged from $7.75 to $18.50 per share. In the first half of fiscal 2002, our stock price ranged from $6.71 to $16.25.

The trading price of our common shares is subject to wide fluctuations in response to various factors, some of which are beyond our control, including factors discussed elsewhere in this report and the following:

•	Failure to meet the published expectations of securities analysts for a given quarterly period;

•	Changes in financial estimates by securities analysts;

•	Press releases or announcements by or changes in market values of comparable companies;

•	Stock market price and volume fluctuations, which are particularly common among securities of high technology companies;

•	Stock market price and volume fluctuations attributable to inconsistent trading volume levels;

•	Additions or departures of key personnel; and

•	Involvement in or adverse results from litigation.

The prices of technology stocks, including ours, have been particularly affected by extreme fluctuations in price and volume in the stock market generally. These fluctuations often have been unrelated to the operating performance of the companies whose stock is traded. These broad stock market fluctuations may have a negative effect on our future stock price.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. In the future we could be the target of this type of litigation. Securities litigation may result in substantial costs and divert management’s attention and resources, which can seriously harm our business.

Because our quarterly operating results are volatile, our stock price could decrease.

In the past, our operating results have fluctuated from quarter to quarter and are likely to do so in the future. These fluctuations may have a significant impact on our stock price. The reasons for the fluctuations in our operating results, such as sales, gross profits, and net income, include:

•	The Timing of Significant Customer Orders and Customer Spending Patterns. During industry downturns, our customers may ask us to delay or even cancel the shipment of equipment orders. Delays and cancellations may adversely affect our operating results in any particular quarter if we are unable to recognize revenue for particular sales in the quarter in which we expected those sales.

•	The Timing of New Product and Service Announcements By Us or Our Competitors. New product announcements by us and our competitors could cause our customers to delay a purchase or to decide to purchase products of one of our competitors which would adversely affect our revenue and, therefore, our results of operations. New product announcements by others may make it necessary for us to reduce prices on our products or offer more service options, which could adversely impact operating margins and net income.

•	The Mix of Products Sold and the Market Acceptance of Our New Product Lines. The mix of products we sell varies from period to period, and because margins vary among or within different product lines, this can adversely affect our results of operations. If we fail to sell our products which generate higher margins, our average gross margins may be lower than expected. If we fail to sell our new product lines, our revenue may be lower than expected.

•	General Global Economic Conditions or Economic Conditions in a Particular Region. When economic conditions in a region or worldwide worsen, customers may delay or cancel their orders. There also may be an increase in the time it takes to collect payment from our customers or even outright payment defaults. This can negatively affect our cash flow and our results.

As a result of the factors we list above, our future operating results are difficult to predict. Further, we base our current and future expense plans in significant part on our expectations of our longer-term future revenue. As a result, we expect our expense levels to be relatively fixed in the short-run. An unanticipated decline in revenue for a particular quarter may disproportionately affect our net income in that quarter. If our revenue is below our projections, then our operating results will also be below expectations. Any one of the factors we list above, or a combination of them, could adversely affect our quarterly results of operations, and consequently may cause a decline in our share price.

Because international sales are important to us, and because most of our international sales are through our affiliated distributors, reductions in the sales efforts of these affiliates could adversely affect our results.

The profits or losses of our affiliated distributors, Metron Technology B.V. and m•FSI Ltd., can also significantly affect our financial results. We make most of our international sales through these affiliated distributors. As of August 25, 2001 we had a 21% ownership interest in Metron and a 49% interest in m•FSI. Fiscal 2001 sales through m•FSI were $18.0 million or 8% of our total sales. Fiscal 2001 sales through Metron were $93.2 million or 43% of our total sales. In addition, these affiliates also provide service and support to many of our international customers. Metron and m•FSI also distribute or sell products for companies other than us. If either of these affiliates reduced its sales efforts, lost the business of a significant company for which it distributes or sells products, lost a significant customer, or otherwise became less financially viable, it could have a negative effect on our operating results.

We cannot guarantee that Metron or m•FSI will continue to distribute our products or the products of other companies successfully. The failure of Metron or m•FSI to do so could have a significant negative effect on our results of operations.

Changes in demand caused by fluctuations in interest and currency exchange rates may reduce our international sales.

Almost all of our direct international sales are denominated in U.S. dollars. Nonetheless, changes in demand caused by fluctuations in interest and currency exchange rates may affect our international sales. Most of our international sales, however, are through our affiliated distributors. Metron’s sales of our products and other companies’ products are denominated primarily in U.S. dollars, but Metron’s expenses are generally denominated in foreign currencies. Accordingly, fluctuations in interest and currency exchange rates may affect Metron’s financial results. Sales for m•FSI are denominated in yen. As a result, U.S. dollar/yen exchange rates may affect our equity interest in m•FSI’s earnings.

Metron and m•FSI sometimes engage in so-called “hedging” or risk-reducing transactions to try to limit the negative effects that the devaluation of foreign currencies relative to the U.S. dollar could have on operating results. They will do so if a sale denominated in a foreign currency is sufficiently large to justify the costs of hedging. To hedge a sale, Metron or m•FSI typically will commit to buy U.S. dollars and sell the foreign currency at a given price at a future date. If the customer cancels the sale, Metron or m•FSI may be forced to buy U.S. dollars and sell the foreign currency at market rates to meet its hedging obligations and may incur a loss in doing so. To date, the hedging activities of Metron and m•FSI have not had any significant negative effect on us. The adoption of SFAS 133 by Metron and m•FSI may cause more volatility in our equity in earnings of affiliates.*

Because of the need to meet and comply with numerous foreign regulations and policies, the changeability of the political and economic environments in foreign jurisdictions and the difficulty of managing business overseas, we may not be able to sustain our historical level of international sales.

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

The microelectronics equipment industry is highly competitive. We face substantial competition throughout the world. We believe that to remain competitive, we will need significant financial resources to offer a broad range of products, to maintain customer service and support, and to invest in research and development. We believe that the microelectronics industry is becoming increasingly dominated by large manufacturers who have the resources to support customers on a worldwide basis. Some of our competitors have substantially greater financial, marketing, and customer-support capabilities than us. Large equipment manufacturers may enter the market areas in which we compete. In addition, smaller, emerging microelectronics equipment companies provide innovative technology. We expect that our competitors will continue to improve the design and performance of their existing products and processes. We also expect them to introduce new products and processes with better performance and pricing. We cannot guarantee that we will continue to compete effectively in the United States or elsewhere. This could have a significant negative impact on our business, operating results and financial condition.

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

We schedule the production of our systems based in part upon order backlog. Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. In addition, while we evaluate each customer order on a case by case basis to determine qualification for inclusion in backlog, there can be no assurance that amounts included in backlog ultimately will result in future sales. A reduction in backlog during any particular period, or the failure of our backlog to result in future sales, could harm our business.

Because we retained certain liabilities from the divestiture of the Chemical Management Division or agreed to indemnify The BOC Group, Inc. (“BOC”) with respect to specified obligations and liabilities, we may experience charges in excess of the reserves established at the time of the divestiture which could negatively impact results from operations.

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

Our operating expense levels are based in significant part on our head count, which generally is driven by longer-term revenue goals. For a variety of reasons, particularly the high cost and disruption of lay-offs and the costs of recruiting and training, our head count in the short-term is, to a large extent, fixed. Accordingly, we may be unable to reduce employment costs in a timely manner to compensate for any unexpected revenue or gross margin shortfall, which could have a material adverse effect on our operating results.

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

As is typical in the semiconductor industry, we occasionally receive notices from others alleging infringement claims. We have been involved in patent infringement litigation in the past and one of our subsidiaries, SCD Mountain View, Inc., is involved in such litigation. We could become involved in similar lawsuits or other patent infringement claims in the future. We cannot guarantee the outcome of such lawsuits or claims, which may have a significant negative effect on our business or operating results.

We are currently exposed to various risks related to legal proceedings or claims.

FSI currently is, and in the future, may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, contracts and other matters. These legal proceedings and claims, whether with or without merit, could be time-consuming and expensive to prosecute or defend, and could divert management’s attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. If FSI is not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms and/or successfully prosecute or defend its position, FSI’s business, financial condition and results of operations could be materially and adversely affected.

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

The Company prepares its financial statements to conform with accounting principles generally accepted in the United States of America (“GAAP”). The GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on the Company’s reported results and may even affect its reporting of transactions completed before a change is announced.

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

In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would” or the negative of such terms or other comparable terminology.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. As of February 23, 2002 our investments in affiliates include a 21% interest in Metron Technology (Metron) and a 49% interest in m•FSI Ltd. Metron operates mainly in Europe, Asia Pacific and the United States. m•FSI Ltd. operates in Japan. Approximately 84% of fiscal 2001 and 70% of the first half of fiscal 2002 sales to affiliates were to Metron. We denominate all U.S. export sales in U.S. dollars.

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

We do not have significant exposure to changing interest rates as all material outstanding debt was repaid on September 3, 1999 and all marketable securities consist of debt instruments which mature within one year. As of quarter-end, amortized cost approximates market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact of a 1% change in short-term interest rates would be approximately a $487,000 annual change in investment income based on cash, restricted cash, cash equivalents and marketable security balances as of February 23, 2002.

Our investment in our affiliate, Metron, is accounted for by the equity method of accounting and has a carrying value on the balance sheet of approximately $16.7 million. The fair value of Metron is subject to stock market fluctuations. Based on the closing stock price of Metron of $7.95 per share on February 22, 2002, the fair value of our investment in Metron, was approximately $21.4 million. The stock price of Metron ranged from $3.13 to $14.00 per share during fiscal 2001 and from $6.00 to $8.63 per share during the first half of fiscal 2002.

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

In proceedings subsequent to the trial, the Court has determined that plaintiffs are entitled to an award against SSI of prejudgment interest on the breach of contract damages (approximately $2.4 million) at 10 percent per annum from October 1996. In addition, the Court has awarded plaintiffs approximately $127,000 in costs and approximately $1.8 million in attorneys’ fees against SSI and the individual defendants. On November 16, 2001, the court signed its final judgment reflecting the jury’s awards, interest, attorneys fees and costs assessed against each of the defendants. The total judgment against SSI together with post judgment interest as of February 23, 2002 aggregates approximately $5.7 million. Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied our post-trial motions and there was no reduction in damages against SSI. Subsequent to February 23, 2002, Hsu was awarded an additional $431,000 for attorneys fees and expenses incurred since the judgment was rendered in November 2001.

SSI and the individual defendants have filed an appeal on a variety of grounds. Subsequent to the end of fiscal 2002 second quarter, the Company posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, the Company entered into a letter of credit in the amount of $2.5 million with the surety company. This letter of credit was collateralized with restricted cash of approximately the same amount.

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

Given the escrowed shares and the additional indemnification by the individual SSI shareholders, along with our litigation reserve, we believe we are adequately reserved for this potential liability. However, there is considerable uncertainty as to the ultimate resolution of this matter and the respective liability, if any, of SSI. We will continue with our appeal process and our defense.

In September 1995, CFM Technologies, Inc. and CFMT, Inc. (collectively “CFM”) filed a complaint in United States District Court for the District of Delaware against YieldUP, now known as SCD Mountain View, Inc., a wholly owned subsidiary of the Company. The complaint alleged that the drying process incorporated in certain YieldUP products infringes a patent held by CFM. On October 14, 1997, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. On June 30, 1998, the United States District Court of Delaware granted CFM’s petition for re-argument of the issue. The judge has not yet ruled as to whether to sustain his earlier ruling. If the original order is overturned, the litigation may proceed to trial, and the litigation and the associated costs may, and an unfavorable adjudication could, have a material adverse impact on FSI. CFM is asking for monetary damages and an injunction against YieldUP’s use of the products at issue. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. Changes in Securities

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on January 23, 2002, the shareholders approved the following:

(1)	Election of two Class III Directors to serve a three-year term. The nominated directors were elected as follows:

Director-Nominee	Votes For	Votes Against	Votes Abstentions

Terrence W. Glarner	22,773,824	1,943,067	0
Charles R. Wofford	22,771,704	1,945,187	0

James A. Bernards and Donald S. Mitchell, as Class I Directors and Willem D. Maris and Krishnamurthy Rajagopal, as Class II Directors, continue to serve as directors of the Company.

(2)	Proposal to increase the number of shares authorized under the Company’s 1997 Omnibus Stock Plan by 750,000 shares. The proposal received 20,930,896 votes for and 3,290,957 votes against. There were 495,038 abstentions.

(3)	To ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending august 31, 2002. The proposal received 24,634,792 votes for and 42,927 votes against. There were 39,172 abstentions.

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)(3) Exhibits

2.0	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International, Corporation (12)
2.1	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)
2.2	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (13)
3.1	Restated Articles of Incorporation of the Company. (2)
3.2	Restated and Amended By-Laws. (filed herewith)
3.5	Articles of Amendment of Restated Articles of Incorporation (14)
4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent (4)
4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent. (5)
4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended

March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent. (17)
10.1	FSI International, Inc. 1997 Omnibus Stock Plan (as amended and restated April 2001). (20)
10.2	Split Dollar Insurance Agreement and Collateral Assignment Agreement dated December 28, 1989, between the Company and Joel A. Elftmann. (Similar agreements between the Company and each of Patricia M. Hollister, Luke R. Komarek, Benno G. Sand, Mark Ahmann and John Ely, have been omitted, but will be filed if requested in writing by the Commission.) (6)
10.8	1989 Stock Option Plan. (3)
10.9	Amended and Restated Employees Stock Purchase Plan.(20)
10.10	Shareholders Agreement among FSI International, Inc. and Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991. (6)
10.11	FSI Exclusive Distributorship Agreement dated as of August 14, 1991 between FSI International, Inc. and m•FSI, Ltd. (6)
10.12	FSI Licensing Agreement dated as of August 14, 1991, between FSI International, Inc. and m•FSI, Ltd. (6)
10.13	Amendment to FSI/Metron Distribution Agreement dated July 31, 1999. (15)
10.15	License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (7)
10.16	Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated. (7)
10.17	Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated. (8)
10.18	Amended and Restated Directors’ Nonstatutory Stock Option Plan. (9)
10.19	Management Agreement between FSI International, Inc. and Donald S. Mitchell, effective as of January 2, 2001. (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.)(19)
10.20	FSI International, Inc. 1994 Omnibus Stock Plan. (10)
10.21	FSI International, Inc. 1998 Incentive Plan. (11)
10.23	Distribution Agreement made and entered into as of March 31, 1998 by and between FSI International, Inc. and Metron Technology B.V. (Exhibits to Agreement omitted) (11)
10.26	Summary of Employment Arrangement between the Company and Don Mitchell dated December 12, 1999. (18)
10.27	Distribution Agreement between FSI International, Inc’s. Surface Conditioning Division and Metron Technology B.V. effective July 10, 2000. (18)
10.30	Employment Agreement entered into as of December 12, 1999 by and between FSI International, Inc. and Donald S. Mitchell. (16)
10.31	Agreement made and entered into as of March 4, 2001 by and between FSI International, Inc. and Benno G. Sand. (21)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.
(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.
(3)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 1989, SEC File No. 0-17276, and incorporated by reference.
(4)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.
(5)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.
(6)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.
(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.
(9)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.
(10)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.
(11)	Filed as an Exhibit to the Company’s Report on Form 10-K/A for the fiscal year ended August 29, 1998, (as amended) SEC File No. 0-17276, and incorporated by reference.
(12)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 21, 1999, SEC File No. 0-17276 and incorporated by reference.
(13)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 23, 1999, SEC File No. 0-17276 and incorporated by reference.
(14)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.
(15)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended November 27, 1999, SEC File No. 0-17276 and incorporated by reference.
(16)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 26, 2000, SEC File No. 0-17276 and incorporated by reference.
(17)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.
(18)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2000, SEC File No. 0-17276 and incorporated by reference.
(19)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 24, 2001, SEC File No. 0-17276 and incorporated by reference.
(20)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 26, 2001, SEC File No. 0-17276 and incorporated by reference.
(21)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 25, 2001, SEC File No. 0-17276 and incorporated by reference.

(b)	Reports on Form 8-K

The Company filed an 8-K pursuant to Regulation FD dated January 23, 2002 with respect to the Company’s Annual Shareholders’ Meeting in Chaska, Minnesota. The filing contained certain slides from the meeting and the script from which certain Company officials presented at the meeting.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC.

[Registrant]

DATE:	March 20, 2002

		By:	/s/Patricia M. Hollister
Chief Financial Officer on behalf of the Registrant and as Principal Financial Officer