Form 10-Q
period 2002-05-25
FSI INTERNATIONAL INC
filed 2002-06-28
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended	May 25, 2002

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________________ to ___________________

Commission File Number:	0-17276

FSI INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1223238

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3455 Lyman Boulevard, Chaska, Minnesota	55318

(Address of principal executive offices)	(Zip Code)

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

Common Stock, No Par Value – 29,397,936 shares outstanding as of June 18, 2002

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

		PAGE NO.

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements:

	Consolidated Condensed Balance Sheets (Unaudited) as of

	May 25, 2002 and August 25, 2001	3

	Consolidated Condensed Statements of Operations

	(Unaudited) for the quarters ended May 25, 2002 and May 26, 2001	5

	Consolidated Condensed Statements of Operations (Unaudited)

	for the nine months ended May 25, 2002 and May 26, 2001	6

	Consolidated Condensed Statements of Cash Flows (Unaudited)

	for the nine months ended May 25, 2002 and May 26, 2001	7

	Notes to Consolidated Condensed Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 2.	Change in Securities	35

Item 3.	Defaults upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits and Reports on Form 8-K.	35

	SIGNATURE	37

PART I. Item 1. FINANCIAL INFORMATION
FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MAY 25, 2002 AND AUGUST 25, 2001

ASSETS
(Unaudited)

	May 25,	August 25,
	2002	2001

Current assets:

Cash and cash equivalents	$65,882,954	$44,119,833

Restricted cash	3,115,943	—

Marketable securities	7,823,402	10,507,920

Trade accounts receivable, net of allowance for doubtful accounts of $1,811,000 and $2,134,000, respectively	7,376,546	21,719,174

Trade accounts receivable from affiliates	6,435,009	19,654,602

Inventories	43,518,735	48,699,247

Notes receivable from related party	201,797	658,205

Prepaid expenses and other current assets	3,284,438	4,181,748

Total current assets	137,638,824	149,540,729

Property, plant and equipment, at cost	113,286,973	112,321,671

Less accumulated depreciation and amortization	(63,427,658)	(57,192,997)

	49,859,315	55,128,674

Investment in affiliates	21,934,652	22,158,516

Goodwill, net	5,355,979	5,355,979

Other intangibles, net	7,283,786	9,238,589

Employee receivable	166,494	173,759

Deposits and other assets	4,087,466	3,690,760

	$226,326,516	$245,287,006

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MAY 25, 2002 AND AUGUST 25, 2001
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(Unaudited)

	May 25,	August 25,
	2002	2001

Current liabilities:

Trade accounts payable	$7,199,236	$10,206,932

Accrued expenses	17,816,737	20,712,286

Deferred profit	8,622,843	30,350,292

Total current liabilities	33,638,816	61,269,510

Stockholders’ equity:

Preferred stock, no par value; 9,700,000 shares authorized; none issued and outstanding	—	—

Series A Junior Participating Preferred Stock, no par value; 300,000 shares authorized; none issued and outstanding	—	—

Common stock, no par value; 50,000,000 shares authorized; 29,397,936 and 25,983,804 shares issued and outstanding, at May 25, 2002 and August 25, 2001, respectively	223,647,537	194,345,102

Accumulated deficit	(28,438,737)	(8,264,819)

Cumulative translation adjustment	(2,521,100)	(2,062,787)

Total stockholders’ equity	192,687,700	184,017,496

	$226,326,516	$245,287,006

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MAY 25, 2002 AND MAY 26, 2001
(Unaudited)

	May 25,	May 26,
	2002	2001

Sales (including sales to affiliates of $3,593,000 and $24,194,000, respectively)	$28,906,554	$48,792,914

Cost of goods sold	21,399,367	30,929,764

Gross profit	7,507,187	17,863,150

Selling, general and administrative expenses	8,584,462	12,755,015

Research and development expenses	8,594,586	10,927,545

Operating loss	(9,671,861)	(5,819,410)

Interest expense	(45,347)	(23,851)

Interest income	359,046	459,534

Other income, net	36,516	84,099

Loss before income taxes	(9,321,646)	(5,299,628)

Income tax (benefit) expense	(558,753)	200,000

Loss before equity in (loss) earnings of affiliates	(8,762,893)	(5,499,628)

Equity in (loss) earnings of affiliates	(134,325)	893,161

Net loss	$(8,897,218)	$(4,606,467)

Net loss per common share – Basic	($0.32)	($0.18)

Net loss per common share – Diluted	($0.32)	($0.18)

Weighted average common shares	27,868,589	25,677,869

Weighted average common and potential common shares	27,868,589	25,677,869

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE-MONTHS ENDED MAY 25, 2002 AND MAY 26, 2001
(Unaudited)

	May 25,	May 26,
	2002	2001

Sales (including sales to affiliates of $15,867,000 and $94,819,000, respectively)	$113,422,710	$170,535,257

Cost of goods sold	80,489,929	103,668,679

Gross profit	32,932,781	66,866,578

Selling, general and administrative expenses	28,447,028	38,767,080

Research and development expenses	26,532,595	31,272,958

Operating loss	(22,046,842)	(3,173,460)

Interest expense	(92,243)	(72,376)

Interest income	1,125,150	1,880,365

Other income, net	46,815	131,280

Loss before income taxes	(20,967,120)	(1,234,191)

Income tax (benefit) expense	(558,753)	400,000

Loss before equity in earnings of affiliates	(20,408,367)	(1,634,191)

Equity in earnings of affiliates	234,449	3,285,894

Net (loss) income before cumulative effect of change in accounting principle, net of tax	(20,173,918)	1,651,703

Cumulative effect of change in accounting principle, net of tax	—	(14,969,008)

Net loss	$(20,173,918)	$(13,317,305)

Net (loss) income per common share – basic:

Before cumulative effect of change in accounting principle, net of tax	($0.75)	$0.06

Cumulative effect of change in accounting principle, net of tax	—	($0.58)

Net loss	($0.75)	($0.52)

Net (loss) income per common share – diluted:

Before cumulative effect of change in accounting principle, net of tax	($0.75)	$0.06

Cumulative effect of change in accounting principle, net of tax	—	($0.57)

Net loss	($0.75)	($0.51)

Weighted average common shares	26,735,225	25,496,123

Weighted average common and potential common shares	26,735,225	25,923,244

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 25, 2002 AND MAY 26, 2001
(Unaudited)

	May 25,	May 26,
	2002	2001

OPERATING ACTIVITIES:

Net loss	$(20,173,918)	$(13,317,305)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Cumulative effect of change in accounting principle, net of tax	—	14,969,008

Depreciation	8,253,640	8,802,685

Amortization	1,954,945	3,721,121

Provision for allowance for doubtful accounts	60,000	(276,186)

Write-off of accounts receivable	(382,906)	(848,550)

Provision for inventory reserves	3,507,480	2,350,392

Disposal of inventory	(2,099,040)	(4,607,680)

Equity in earnings of affiliates	(234,449)	(3,285,894)

Changes in operating assets and liabilities:

Trade accounts receivable	27,885,127	8,135,018

Inventories	3,368,953	(10,576,737)

Prepaid expenses and other current assets	1,385,580	(943,301)

Trade accounts payable	(3,007,696)	(5,932,091)

Accrued expenses	(2,895,549)	(2,370,076)

Deferred profit	(21,727,449)	12,693,853

Net cash (used in) provided by operating activities	(4,105,282)	8,514,257

INVESTING ACTIVITIES:

Acquisition of property, plant and equipment	(2,581,162)	(6,696,063)

Purchase of marketable securities	(13,696,137)	(10,164,068)

Sales of marketable securities	1,763,299	—

Maturities of marketable securities	14,617,356	12,540,171

(Increase) decrease in deposits and other assets	(421,445)	119,106

Net cash used in investing activities	(318,089)	(4,200,854)

FINANCING ACTIVITIES:

Net proceeds from private placement of common stock	27,583,970	—

Principal payments on long-term debt	—	(60,341)

Increase in restricted cash	(3,115,943)	—

Net proceeds from issuance of common stock for ESPP and stock option plans	1,718,465	1,701,290

Net cash provided by financing activities	26,186,492	1,640,949

Increase in cash and cash equivalents	21,763,121	5,954,352

Cash and cash equivalents at beginning of period	44,119,833	34,637,974

Cash and cash equivalents at end of period	$65,882,954	$40,592,326

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

The Company changed its revenue recognition policy effective August 27, 2000, based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” The Company recorded a non-cash charge of $14,969,008, net of tax of $0.59 per share in fiscal 2001, to reflect the cumulative effect of the accounting change as of the beginning of fiscal year 2001.

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

In the second step, the Company would be required to compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities (in a manner similar to a purchase price allocation) to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. The Company did not record any transitional impairment loss. The Company will perform an annual impairment analysis of goodwill in future years.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

As of the date of adoption, the Company had approximately $5,356,000 of unamortized goodwill subject to the transition provisions of SFAS 141 and 142.

For the third quarter and nine month periods ended May 25, 2002 and May 26, 2001, the goodwill amortization, adjusted net income and basic and diluted earnings per share were as follows:

	May 25,	May 26,
For the Quarters Ended	2002	2001

Net loss	($8,897,218)	($4,606,467)

Add back goodwill amortization	—	453,431

Adjusted net loss	($8,897,218)	($4,153,036)

Basic earnings per share:

Net loss	($0.32)	($0.18)

Goodwill amortization	—	0.02

Adjusted net loss	($0.32)	($0.16)

Diluted earnings per share:

Net loss	($0.32)	($0.18)

Goodwill amortization	—	0.02

Adjusted net loss	($0.32)	($0.16)

	May 25,	May 26,
For the Nine Months Ended	2002	2001

Net loss	($20,173,918)	($13,317,305)

Add back goodwill amortization	—	1,383,276

Adjusted net loss	($20,173,918)	($11,934,029)

Basic earnings per share:

Net loss	($0.75)	($0.52)

Goodwill amortization	—	0.05

Adjusted net loss	($0.75)	($0.47)

Diluted earnings per share:

Net loss	($0.75)	($0.51)

Goodwill amortization	—	0.05

Adjusted net loss	($0.75)	($0.46)

The estimated aggregate amortization for the next five years is $648,000 in the fourth quarter of fiscal 2002, $2,313,000 in fiscal 2003, $2,266,000 in fiscal 2004, $690,000 in fiscal 2005, $436,000 in fiscal 2006 and $327,000 in the first nine months of fiscal 2007.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Intangible assets as of May 25, 2002 consisted of the following:

	As of May 25, 2002

	Gross carrying	Accumulated
	amount	Amortization

Developed technology	$9,150,000	$4,778,333

Patents	4,284,533	1,447,782

License fees	500,000	458,333

Other	419,853	386,152

	$14,354,386	$7,070,600

	May 25, 2002

	For the quarter	For the nine months
	ended	ended

Amortization of intangibles:	$647,947	$1,954,945

Product Warranty

The Company, in general, warrants new equipment manufactured by the Company to the original purchaser to be free from defects in material and workmanship for one to two years, depending upon the product or customer agreement. Provision is made for the estimated cost of maintaining product warranties at the time the product revenue is recognized.

Inventory Reserves

The Company records reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these reserves are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives and forecasted sales demand.

Allowance for Doubtful Accounts

Management must make estimates of the uncollectibility of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Net Income (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares. Net loss per share does not include the effect of stock options as their inclusion would be antidilutive.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Reclassifications

Certain fiscal 2001 amounts have been reclassified to conform to the current year presentation.

(2)	Inventories

Inventories are summarized as follows:

	May 25,	August 25,
	2002	2001

Finished products	$5,987,758	$5,621,311

Work-in-process	14,477,745	13,442,526

Subassemblies	1,873,911	1,776,789

Raw materials and purchased parts	21,179,321	27,858,621

	$43,518,735	$48,699,247

(3)	Supplementary cash flow information

	Nine Months Ended

	May 25,	May 26,
	2002	2001

Schedule of interest paid and income taxes (received) paid:

Interest	$92,243	$72,376

Income taxes	($391,674)	$901,400

(4)	Comprehensive income (loss)

Other comprehensive income (loss) pertains to revenues, expenses, gains and losses that are not included in the net income (loss) but rather are recorded directly in stockholders’ equity. For quarters and nine months ended May 25, 2002 and May 26, 2001, the only item of other comprehensive income (loss) is related to the foreign currency translation adjustment. For the quarters and nine months ended May 25, 2002 and May 26, 2001 net loss, items of other comprehensive loss and comprehensive loss are as follows:

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	May 25, 2002	May 26, 2001

For the Quarters Ended:

Net loss	($8,897,218)	($4,606,467)

Items of other comprehensive loss:

Foreign currency translation	(210,906)	(198,839)

Comprehensive loss	($9,108,124)	($4,805,306)

For the Nine Months Ended:

Net loss	($20,173,918)	($13,317,305)

Items of other comprehensive loss:

Foreign currency translation	(458,313)	(1,054,225)

Comprehensive loss	($20,632,231)	($14,371,530)

(5)	Realignment Costs

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

(6)	Private Placement of Common Stock

On April 4, 2002, the Company completed the sale in a private placement of 3.1 million shares of newly issued common stock to institutional investors. The purchase price was $9.50 per share and resulted in gross proceeds of approximately $29.6 million with net proceeds of $27.6 million. The Company filed a registration statement on Form S-3 in connection with this private placement on April 12, 2002 and the registration statement was declared effective on April 22, 2002.

The Company intends to use the net proceeds from this private placement for general corporate purposes, including working capital, possible acquisitions of businesses, products or technologies, particularly those that are complementary to the Company’s Surface Conditioning Business. Pending such uses, the Company intends to invest the net proceeds in short-term, interest-bearing, investment grade securities.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(7)	Income Tax Benefit

The Company recorded a tax benefit of $559,000 for the third quarter and first nine months of fiscal 2002. This benefit is primarily the result of a refund that became available due to a tax law revision enacted in the third quarter of fiscal 2002.

(8)	Litigation

In the fall of 1995, pursuant to the Employee Stock Purchase and Shareholder Agreement dated November 30, 1990 between Mr. Hsu and SSI (the “Shareholder Agreement”) and in connection with Mr. Hsu’s termination of his employment with SSI in August 1995, the former shareholders of SSI purchased the shares of SSI common stock then held by Mr. Hsu. In October 1996, Eric C. and Angie L. Hsu (the “plaintiffs”) filed a lawsuit in the Superior Court of California, County of Alameda, Southern Division, against Semiconductor Systems, Inc. (“SSI”), a wholly owned subsidiary of FSI that was acquired in April 1996, and the former shareholders of SSI.

In September and October 2000, certain of Mr. Hsu’s claims were tried to a jury in Alameda County Superior Court in Oakland, California. At the conclusion of the trial, the jury found that SSI breached the Shareholder Agreement between it and Eric Hsu and that the damages that resulted were approximately $2.4 million. In addition, each of the individual defendant shareholders was found liable for conversion and damages of $4.2 million were awarded. Certain individual defendants were also found to have intentionally interfered with Mr. Hsu’s prospective economic advantage and damages of $3.2 million were awarded. Finally, several individual defendants and SSI were found to have violated certain provisions of the California Corporation Code and damages of $2.4 million were awarded. SSI believes the damages awards are duplicative and not cumulative and that certain of these damages awards may be subject to reduction.

In proceedings subsequent to the trial, the Court has determined that plaintiffs are entitled to an award against SSI of prejudgment interest on the breach of contract damages (approximately $2.4 million) at 10 percent per annum from October 1996. In addition, the Court awarded plaintiffs approximately $127,000 in costs and approximately $1.8 million in attorneys’ fees against SSI and the individual defendants. On November 16, 2001, the court signed its final judgment reflecting the jury’s awards, interest, attorneys fees and costs assessed against each of the defendants.

Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied these post-trial motions and there was no reduction in damages against SSI. Subsequent to February 23, 2002, Hsu was awarded an additional $431,000 for attorneys fees and expenses incurred since the judgment was rendered in November 2001. The total judgment against SSI together with post judgment interest and attorneys fees as of May 25, 2002 aggregates approximately $6.3 million.

SSI and the individual defendants have filed an appeal on a variety of grounds, and the Company posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, the Company entered into a letter of credit in the amount of $2.5 million with the surety company. This letter of credit was collateralized with restricted cash of approximately the same amount.

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

Given the escrowed shares and the additional indemnification by the individual SSI shareholders, along with the Company’s litigation reserve, the Company believes it is adequately reserved for this potential liability. However, there is considerable uncertainty as to the ultimate resolution of this matter and the respective liability, if any, of SSI. The Company will continue with its appeal process and defense.

In September 1995, CFM Technologies, Inc. and CFMT, Inc. (collectively “CFM”) filed a complaint, in United States District Court for the District of Delaware against YieldUP, which was acquired by the Company in October 1999. YieldUP is now known as SCD Mountain View, Inc. The complaint alleged that the drying process incorporated in certain YieldUP products infringes a patent held by CFM. On October 14, 1997, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. On June 30, 1998, the United States District Court of Delaware granted CFM’s petition for re-argument of the issue. During the third quarter of fiscal 2002, the reargument of the issue was held and the court has ruled not to sustain the judge’s earlier ruling. As a result, the litigation may proceed to trial, and the litigation and the associated costs may, and an unfavorable adjudication could, have a material adverse impact on FSI. CFM is asking for monetary damages and an injunction against YieldUP’s use of the products at issue. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. CFM filed an additional complaint against YieldUP in United States District Court for the District of Delaware on December 30, 1998. The complaint alleged that the cleaning process incorporated in certain of YieldUP’s products infringes two patents held by CFM: U.S. Patent Nos. 4,917,123 and 4,778,532. The Company plans to vigorously defend its intellectual property rights against any and all claims.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(9)	New Accounting Pronouncements

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2002 COMPARED WITH THE THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2001.

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information contained herein, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. Such statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include the length and extent of the current industry downturn; additional order delays or cancellations; lower than expected savings or higher than expected costs from the Company’s cost-cutting measures; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; the Company’s successful execution of internal performance plans; the cyclical nature of the Company’s business; volatility of the market for certain products; performance issues with key suppliers and subcontractors, the transition to 300mm products; the level of new orders; the timing and success of current and future product and process development programs; the success of the Company’s affiliated distributors; and litigation and legal proceedings. In addition, readers are also directed to the Risk Factors discussion included herein. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. FSI assumes no obligation to publicly release any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences. Such forward-looking statements are marked with an asterisk (*).

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

During the past few months, the microelectronics industry experienced a modest improvement in overall conditions. A number of semiconductor manufacturers have stated that they plan to increase their spending in the second half of 2002, assuming that their customer demand continues to improve. On the other hand, capacity spending by a number of smaller integrated device manufacturers (IDM) and foundries remains subdued.

Japanese semiconductor manufacturers consistently express caution regarding their near-term spending plans. Chinese manufacturers are spending on new capacity; however, in general, they are very frugal. They expect suppliers to offer aggressive discounts and in many cases are purchasing used or refurbished equipment in an effort to control their overall fab costs.

Despite the growing caution which often occurs during the summer months, the overall capacity utilization rates for semiconductor manufacturers appears to be improving. A number of IDMs and foundry manufacturers state that they have limited capacity for sub .18 micron and copper/low-K devices. This trend has prompted recent equipment orders from a number of IDMs and the continued spending by large foundry producers.

We believe that any significant increase in equipment spending by device manufacturers will be led by the investment in 300mm capacity, smaller device feature sizes, and process technology required for new materials such as copper and low-K dielectrics.* These are all technology areas where FSI has successfully focused its R&D investment the past few years and represent applications for which we have been receiving orders during the past 6 to 12 months.

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

Product Warranty

The Company records a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, anticipated releases of new products and other factors. The warranty periods range from 12 to 24 months. Although management believes the likelihood to be relatively low, claims experience could be materially different from actual results because of the introduction of new, more complex products; a change in the Company’s warranty policy in response to industry trends, competition or other external forces; manufacturing changes that could impact product quality; or as yet unrecognized defects in products sold.

Inventory Reserves

The Company records reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these reserves are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives and forecasted sales demand. Results could be materially different if demand for the Company’s products decreased because of economic or competitive conditions, length of the industry downturn, or if products become obsolete because of technical advancements in the industry or by the Company.

Allowance for Doubtful Accounts

Management must make estimates of the uncollectibility of our accounts receivables. The most significant risk is the risk of sudden unexpected deterioration in financial condition of a significant customer which is not considered in the allowance. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Litigation

Management’s current estimated range of liability related to some of the pending litigation is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the pending litigation, management is not always able to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

Valuation of Long-Lived and Intangible Assets and Goodwill

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

If we do determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets, long-lived assets, and goodwill amounted to $38.7 million as of May 25, 2002.

In 2002, Statement of Financial Accounting Standards (“SAFS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we have ceased to amortize approximately $5.4 million of goodwill. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter.

We did not record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time that future annual reviews are completed a material impairment charge will not be recorded.

The Company

The following table sets forth on a consolidated basis, for the fiscal period indicated, certain income and expense items as a percent of total sales.

	Percent of Sales		Percent of Sales
	Quarter Ended		Nine Months Ended

	May 25,	May 26,	May 25,	May 26,
	2002	2001	2002	2001

Sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	74.0	63.4	71.0	60.8

Gross profit	26.0	36.6	29.0	39.2

Selling, general and administrative	29.7	26.1	25.1	22.7

Research and development	29.7	22.4	23.4	18.3

Operating income (loss)	(33.4)	(11.9)	(19.5)	(1.8)

Other income, net	1.2	1.1	1.0	1.1

Income (Loss) before income taxes	(32.2)	(10.8)	(18.5)	(0.7)

Income taxes	(1.9)	0.4	(0.5)	0.2

Equity in earnings (losses) of affiliates	(0.5)	1.8	0.2	1.9

Net income (loss) before cumulative effect of change in accounting principle, net of tax	(30.8)	(9.4)	(17.8)	1.0

Cumulative effect of change in accounting principle, net of tax	—	—	—	(8.8)

Net income (loss)	(30.8)%	(9.4)%	(17.8)%	(7.8)%

Sales revenue and shipments

Sales were $28.9 million for the third quarter of fiscal 2002, including $3.6 million of sales to affiliates, as compared to $48.8 million for the third quarter of fiscal 2001, including $24.2 million of sales to affiliates. Sales were $113.4 million for the first nine months of fiscal 2002, including $15.9 million of sales to affiliates, as compared to $170.5 million for the first nine months of fiscal 2001, including $94.8 million of sales to affiliates. Both the Microlithography and Surface Conditioning Divisions, as well as our affiliates, experienced year-over-year revenue decreases due to the industry downturn and global recession.

The third quarter of fiscal 2002 represented the third consecutive quarter of order growth. Domestic customers represented approximately 75% of new orders during the quarter. It is anticipated that there will be a further improvement in orders in the fourth quarter of 2002 as compared to the third quarter level.* We anticipate international customers will account for a larger amount of orders in the fourth quarter.* We currently expect a booking to revenue ratio for the fourth quarter of 2002 to be well above 1.0.*

Shipments were $17.0 million in the third quarter of fiscal 2002 and $51.6 million in the first nine months of fiscal 2002, as compared to $55.6 million in the third quarter of 2001 and $199.9 million in the first nine months of fiscal 2001. Based upon current backlog and anticipated orders, the Company expects shipments in the fourth quarter of fiscal 2002 to increase to a range of $23.0 to $28.0 million.*

International sales were $10.5 million for the third quarter of fiscal 2002, or 36% of our total sales for the period, and $28.7 million for the third quarter of fiscal 2001, or 59% of our total sales for the period. International sales were $28.4 million for the first nine months of fiscal 2002, or 25% of our total sales for the period, and $113.9 million for the first nine months of fiscal 2001, or 67% or our total sales for the period. International sales declined for both the Microlithography and Surface Conditioning Divisions in the fiscal 2002 periods as compared to the fiscal 2001 periods in all regions.

Deferred revenue was approximately $14.2 million as of May 25, 2002. Deferred revenue is included in deferred profit, net of deferred cost of goods sold.

Based upon our current backlog and deferred revenue levels, sales in the fourth quarter of fiscal 2002 are expected to increase sequentially from the third quarter of fiscal 2002 level.* This increase in sales is subject to obtaining timely acceptance from our customers and improved spare parts and service business.

Gross profit

FSI’s gross profit margin fluctuates due to a number of factors, including the mix of products sold, as some products have higher margins than others, the proportion of international sales, as international sales generally have lower margins, OEM system content, competitive pricing pressures and utilization of manufacturing capacity.

Gross profit as a percentage of sales for the third quarter of fiscal 2002 was 26.0% as compared to 36.6% for the third quarter of fiscal 2001. Gross profit as a percentage of sales for the first nine months of fiscal 2002 was 29.0% as compared to 39.2% for the first nine months of fiscal 2001. The decrease in margins is primarily related to product mix and the low shipments which reduced the manufacturing-capacity utilization rate. Margins for the first nine months of fiscal 2002 were also impacted by $1.5 million of net additional inventory obsolescence reserves and warranty accruals. We expect gross margins to be in the range of 30 to 35 percent in the fourth quarter of fiscal 2002, reflecting an anticipated increase in the mix of higher margin products.* However, margins will continue to be impacted by underutilized manufacturing capacity.*

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 33% to $8.6 million in the third quarter of fiscal 2002 as compared to $12.8 million in the third quarter of fiscal 2001. Selling, general and administrative expenses were $28.4 million in the first nine months of fiscal 2002 as compared to $38.8 million in the same period in fiscal 2001. The decrease in SG&A expense in the third quarter and the first nine months of fiscal 2002 reflects the cost reduction actions implemented during the second half of fiscal 2001, lower incentive compensation payments that resulted from lower orders and operating return on revenue. The decrease also reflects a $453,000 reduction in amortization expenses in the third quarter of fiscal 2002 and a $1,383,000 reduction in amortization expense in the first nine months of fiscal 2002. The reduction in amortization expense was related to the implementation of SFAS No. 142. The decrease was partially offset by a litigation reserve for attorney’s fees and other appeal costs in the first nine months of fiscal 2002.

FSI expects the amount of SG&A expenses to increase slightly to a range of $9.6 to $9.8 million in the fourth quarter of 2002 due to increased sales and marketing efforts.*

Research and development expenses

Research and development expenses were $8.6 million for the third quarter of fiscal 2002 as compared to $10.9 million for the same period in fiscal 2001. Research and development expenses were $26.5 million for the first nine months of fiscal 2002 as compared to $31.3 million for the same period in fiscal 2001. The decrease in the third quarter and first nine months of fiscal 2002 is related to timing of expenses associated with key product development programs and cost reduction actions. Despite the impact on near term financial results, we expect to continue investing in key applications and product development initiatives.* We made a conscious decision not to significantly reduce our R&D expenses as part of the cost reductions.

We expect R&D expenses to be approximately $9.6 to $9.8 million for the fourth quarter of fiscal 2002, based on the timing of expenses associated with our new product development activities and other costs.* We will continue to remain focused on critical technologies and strategically invest R&D dollars in the immersion technology for surface conditioning products, 300mm products for both resist processing and surface conditioning and other new applications.*

Other income, net

Other income, net was approximately $350,000 for the third quarter of fiscal 2002 and $1,080,000 for the first nine months of fiscal 2002, as compared to $520,000 for the third quarter of fiscal 2001 and $1,939,000 for the first nine months of fiscal 2001. The decrease in the third quarter and first nine months of fiscal 2002 relates to a decline in short-term interest rates associated with the Federal Reserve’s rate reductions.

Other income, net is expected to be between $300,000 and $350,000 for the fourth quarter of fiscal 2002, given our current cash position and the anticipated interest rates.*

Income tax expense (benefit)

FSI recorded a tax benefit of $559,000 for the third quarter and first nine months of fiscal 2002. This benefit is primarily a result of a refund that became available due to a tax law revision enacted in the third quarter of fiscal 2002. Once we file the appropriate federal tax returns, we expect to receive a cash refund of approximately $660,000.* Income tax expense was $200,000 for the third quarter of fiscal 2001 and $400,000 for the first nine months of fiscal 2001.

The Company’s deferred tax assets on the balance sheet as of May 25, 2002 have been fully reserved for with a valuation allowance. We do not expect to reduce our valuation allowance until we are consistently profitable on a quarterly basis.*

Overall, FSI has net operating loss carryforwards for federal income tax purposes of approximately $79,200,000, which will begin to expire in fiscal year 2011 if not utilized. Of this amount, approximately $15,032,000 is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1,382,000 per year.

Equity in earnings (losses) of affiliates

The equity in earnings (losses) of affiliates was approximately $134,000 of losses for the third quarter of fiscal 2002, compared to approximately $893,000 of earnings for the third quarter of fiscal 2001. The equity in earnings (losses) of affiliates was approximately $234,000 of earnings for the first nine months of fiscal 2002, compared to $3.3 million of earnings for the first nine months of fiscal 2001. Our affiliates, m•FSI and Metron Technologies, have also been impacted by the global industry recession.

We expect equity in earnings (losses) of affiliates in the fourth quarter of fiscal 2002 to be consistent with the third quarter of fiscal 2002 amount.*

Net income (loss)

Based upon achieving the anticipated revenue, gross margin and operating expense levels, the Company expects a loss in the $7.0 to $9.0 million range for the fourth quarter of fiscal 2002.*

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash, restricted cash, cash equivalents and marketable securities were approximately $76.8 million as of May 25, 2002, an increase of $22.2 million from the end of fiscal 2001. The increase in cash, restricted cash, cash equivalents and marketable securities is due to $27.6 million of net proceeds from the private placement of common stock on April 4, 2002. The increase was net of $2.6 million of property, plant and equipment acquisitions and cash used in operating activities of $4.1 million. We remain focused on preserving cash to meet the working requirements during the growth phase of the next industry cycle.*

The Company’s accounts receivable decreased by approximately 67% or $27.6 million from the end of fiscal 2001 including a decrease in accounts receivable from affiliates of $13.2 million. The decrease relates to lower shipment levels and a concentrated effort to reduce the days sales outstanding.

The Company’s inventory decreased approximately $5.2 million to $43.5 million at May 25, 2002 compared to $48.7 million at the end of fiscal 2001. The decrease in inventory was primarily in raw materials and is primarily the result of the steady increase in shipments the past few quarters. Our inventory reserves were approximately $7.7 million at the end of the third quarter of fiscal 2002 as compared to $6.3 million at the end of fiscal 2001.

As of May 25, 2002, the Company’s current ratio of current assets to current liabilities was 4.1 to 1.0 and working capital was $104 million.

As of May 25, 2002, the Company has no lines of credit, standby letters of credit, guarantees of affiliates or other similar type arrangements. The balance of restricted cash as of May 25, 2002 was $3.1 million.

The Company’s contractual cash obligations related to operating leases at May 25, 2002 are summarized as follows:

Last quarter of fiscal 2002	$197,200

Fiscal 2003	456,600

Fiscal 2004	339,600

Fiscal 2005	301,500

Fiscal 2006	157,100

Total	$1,452,000

As previously discussed, the Company has outstanding litigation regarding the Hsu matter. The total judgment against SSI together with post judgment interest as of May 25, 2002 aggregates approximately $6.3 million. SSI and the individual defendants have filed an appeal on a variety of grounds. In the third quarter of fiscal 2002, the Company posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, the Company entered into a letter of credit in the amount of $2.5 million with the surety company. This letter of credit was collateralized with restricted cash of approximately the same amount.

The Company had acquisitions of property, plant and equipment of approximately $2.6 million for the first nine months of fiscal 2002 and $6.7 million for the first nine months of fiscal 2001. It is anticipated FSI will invest approximately $0.9 to $1.4 million in the fourth quarter of fiscal 2002 in property, plant and equipment.* Depreciation and amortization for the fourth quarter of fiscal 2002 is estimated to be $3.3 to $4.3 million.*

Based upon the anticipated fiscal 2002 net loss and other items impacting working capital, the Company’s goal is to limit its operating cash burn rate to $15.0 to $20.0 million during fiscal 2002.* The Company believes that with existing cash and cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet FSI’s current projected working capital and other cash requirements through at least fiscal 2003.* Internally generated funds are affected by our sales and operating results and may be negatively impacted by deterioration in industry conditions.

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

RISK FACTORS

Our business faces significant risks. The risks described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may impair our business operations. If any of the events or circumstances described in the following risks occurs, our business, operating results or financial condition could be materially adversely affected. The following risk factors should be read in conjunction with the other information and risks set forth in this report.

Because our business depends on the amount that manufacturers of microelectronics spend on capital equipment, downturns in the microelectronics industry may adversely affect our results.

The microelectronics industry experiences periodic downturns, which may have a negative effect on our sales and operating results. Our business depends on the amounts that manufacturers of microelectronics spend on capital equipment. The amounts they spend on capital equipment depend on the existing and expected demand for semiconductor devices and products that use semiconductor devices. The microelectronics industry has experienced downturns in business activity in the past; and the industry currently is experiencing a significant downturn. In fact, in calendar 2001 the industry experienced the worst decline in its history. When a downturn occurs, some semiconductor manufacturers experience lower demand and increased pricing pressure for their products. As a result, they are likely to purchase less semiconductor processing equipment and have sometimes delayed making decisions to purchase capital equipment. In some cases, semiconductor manufacturers have canceled or delayed orders for our products. The semiconductor industry experienced a downturn in 1998 and 1999, which seriously harmed our operating results during that period. Typically, the semiconductor equipment industry has experienced more pronounced decreases in net sales than the semiconductor industry as a whole.

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

We believe that our growth prospects depend upon our ability to gain customer acceptance of our products and technology, particularly 300 mm products. Market acceptance of products depends upon numerous factors, including:

•	Compatibility with existing manufacturing processes and products;

•	Ability to displace incumbent suppliers;

•	Perceived advantages over competing products; and

•	The level of customer service available to support such products.

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

Our stock price has been volatile in the past and may continue to be so in the future. In the 2001 fiscal year, for example, our stock price ranged from $7.75 to $18.50 per share. In the first nine months of fiscal 2002, our stock price ranged from $6.71 to $16.25.

The trading price of our common shares is subject to wide fluctuations in response to various factors, some of which are beyond our control, including factors discussed elsewhere in this report and the following:

•	Failure to meet the published expectations of securities analysts for a given quarterly period;

•	Changes in financial estimates by securities analysts;

•	Press releases or announcements by, or changes in market values of, comparable companies;

•	Stock market price and volume fluctuations, which are particularly common among securities of high technology companies;

•	Stock market price and volume fluctuations attributable to inconsistent trading volume levels;

•	Additions or departures of key personnel; and

•	Involvement in or adverse results from litigation.

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

The profits or losses of our affiliated distributors, Metron Technology B.V. and m•FSI Ltd., can also significantly affect our financial results. We make most of our international sales through these affiliated distributors. As of May 25, 2002 we had a 21% ownership interest in Metron and a 49% interest in m•FSI. Sales through m•FSI for the first nine months of fiscal 2002 were $4.0 million or 4% of our total sales. Fiscal 2001 sales through m•FSI were $18.0 million or 8% of our total sales. Sales through Metron for the first nine months of fiscal 2002 were $11.9 million or 11% of our total sales. Fiscal 2001 sales through Metron were $93.2 million or 43% of our total sales. In addition, these affiliates also provide service and support to many of our international customers. Metron and m•FSI also distribute or sell products for companies other than us. If either of these affiliates reduced its sales efforts, lost the business of a significant company for which it distributes or sells products, lost a significant customer, or otherwise became less financially viable, it could have a negative effect on our operating results.

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

Metron and m•FSI sometimes engage in so-called “hedging” or risk-reducing transactions to try to limit the negative effects that the devaluation of foreign currencies relative to the U.S. dollar could have on operating results. They will do so if a sale denominated in a foreign currency is sufficiently large to justify the costs of hedging. To hedge a sale, Metron or m•FSI typically will commit to buy U.S. dollars and sell the foreign currency at a given price at a future date. If the customer cancels the sale, Metron or m•FSI may be forced to buy U.S. dollars and sell the foreign currency at market rates to meet its hedging obligations and may incur a loss in doing so. To date, the hedging activities of Metron and m•FSI have not had any significant negative effect on us. The adoption of SFAS 133 by Metron and m•FSI may cause more volatility in our equity in earnings of affiliates.

Because of the need to meet and comply with numerous foreign regulations and policies, the changeability of the political and economic environments in foreign jurisdictions and the difficulty of managing business overseas, we may not be able to sustain our historical level of international sales.

We and our affiliates operate in a global market. In the first nine months of fiscal 2002, approximately 25% of our sales revenue derived from sales outside the United States. In fiscal 2001, approximately 60% of our sales revenue derived from sales outside the United States. In fiscal 2000, this figure was 53%, and in fiscal 1999 it was 29%. These figures include sales through Metron and m•FSI, which accounted for 56% of international sales in the first nine months of fiscal 2002, 85% in fiscal 2001, 87% in fiscal 2000 and 92% in fiscal 1999. We expect that international sales will continue to represent a significant portion of total sales. Sales to customers outside the United States involve a number of risks, including the following:

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

If our significant customers, including IBM, Texas Instruments, STMicroelectronics, Philips Semiconductor or 1st Silicon, reduce, delay, or cancel orders, then our operating results could suffer. Our largest customers have changed from year to year, however, sales to FSI’s top five customers accounted for approximately 46% of total revenues in fiscal 2001, 45% of total revenues in fiscal 2000 and 49% of total revenues in fiscal 1999. Our top five customers accounted for approximately 58% of total revenues in the first nine months of fiscal 2002. Philips Semiconductor accounted for approximately 10% of our total revenues in fiscal 2001. Texas Instruments accounted for 34% of total revenues in the first nine months of fiscal 2002. Texas Instruments accounted for 14% of total revenues in fiscal 2001, 15% of total revenues in fiscal 2000 and 13% of total revenues in fiscal 1999. STMicroelectronics represented 11% of total revenues in fiscal 2000. IBM accounted for approximately 24% of total revenues for fiscal 1999. We currently have no long-term sales commitments with any of our customers. Instead, we generally make sales under purchase orders. Our backlog at August 25, 2001 was $37.1 million of which 44% was comprised of orders from two customers. All orders are subject to cancellation or delay by the customer.

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

As is typical in the semiconductor industry, we occasionally receive notices from others alleging infringement claims. We have been involved in patent infringement litigation in the past and one of our subsidiaries, SCD Mountain View, Inc. is involved in such litigation. We could become involved in similar lawsuits or other patent infringement claims in the future. We cannot guarantee the outcome of such lawsuits or claims, which may have a significant negative effect on our business or operating results.

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

Accounting policies affecting many other aspects of our business, including rules relating to purchase accounting for business combinations, revenue recognition, in-process research and development charges, employee stock purchase plans and stock option grants, have recently been revised or are under review. Changes to those rules or the questioning of the Company’s current accounting practices may have a material adverse effect on the Company’s reported financial results or on the way it conducts business. In addition, the Company’s preparation of financial statements in accordance with GAAP requires that it make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statement and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to the Company’s estimates and could impact its future operating results.

We do not intend to pay dividends.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. As of May 25, 2002, our investments in affiliates include a 21% interest in Metron Technology (Metron) and a 49% interest in m•FSI Ltd. Metron operates mainly in Europe, Asia Pacific and the United States. m•FSI Ltd. operates in Japan. Approximately 84% of fiscal 2001 and 75% of the first nine months of fiscal 2002 sales to affiliates were to Metron. We denominate all U.S. export sales in U.S. dollars.

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

We do not have significant exposure to changing interest rates as all material outstanding debt was repaid on September 3, 1999 and all marketable securities consist of debt instruments which mature within one year. As of quarter-end, amortized cost approximates market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact of a 1% change in short-term interest rates would be approximately a $768,000 annual change in investment income based on cash, restricted cash, cash equivalents and marketable security balances as of May 25, 2002.

Our investment in our affiliate, Metron, is accounted for by the equity method of accounting and has a carrying value on the balance sheet of approximately $16.4 million. The fair value of Metron is subject to stock market fluctuations. Based on the closing stock price of Metron of $10.00 per share on May 24, 2002, the fair value of our investment in Metron, was approximately $26.9 million. The stock price of Metron ranged from $3.13 to $14.00 per share during fiscal 2001 and from $6.00 to $11.95 per share during the first nine months of fiscal 2002.

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings

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

In the fall of 1995, pursuant to the Employee Stock Purchase and Shareholder Agreement dated November 30, 1990 between Mr. Hsu and SSI (the “Shareholder Agreement”) and in connection with Mr. Hsu’s termination of his employment with SSI in August 1995, the former shareholders of SSI purchased the shares of SSI common stock then held by Mr. Hsu. In October 1996, Eric C. and Angie L. Hsu (the “plaintiffs”) filed a lawsuit in the Superior Court of California, County of Alameda, Southern Division, against Semiconductor Systems, Inc. (“SSI”), a wholly owned subsidiary of FSI that was acquired in April 1996, and the former shareholders of SSI.

In September and October 2000, certain of Mr. Hsu’s claims were tried to a jury in Alameda County Superior Court in Oakland, California. At the conclusion of the trial, the jury found that SSI breached the Shareholder Agreement between it and Eric Hsu and that the damages that resulted were approximately $2.4 million. In addition, each of the individual defendant shareholders was found liable for conversion and damages of $4.2 million were awarded. Certain individual defendants were also found to have intentionally interfered with Mr. Hsu’s prospective economic advantage and damages of $3.2 million were awarded. Finally, several individual defendants and SSI were found to have violated certain provisions of the California Corporation Code and damages of $2.4 million were awarded. SSI believes the damages awards are duplicative and not cumulative and that certain of these damages awards may be subject to reduction.

In proceedings subsequent to the trial, the Court has determined that plaintiffs are entitled to an award against SSI of prejudgment interest on the breach of contract damages (approximately $2.4 million) at 10 percent per annum from October 1996. In addition, the Court awarded plaintiffs approximately $127,000 in costs and approximately $1.8 million in attorneys’ fees against SSI and the individual defendants. On November 16, 2001, the court signed its final judgment reflecting the jury’s awards, interest, attorneys fees and costs assessed against each of the defendants.

Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied these post-trial motions and there was no reduction in damages against SSI. Subsequent to February 23, 2002, Hsu was awarded an additional $431,000 for attorneys fees and expenses incurred since the judgment was rendered in November 2001. The total judgment against SSI together with post judgment interest and attorneys fees as of May 25, 2002 aggregates approximately $6.3 million.

SSI and the individual defendants have filed an appeal on a variety of grounds, and the Company posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, the Company entered into a letter of credit in the amount of $2.5 million with the surety company. This letter of credit was collateralized with restricted cash of approximately the same amount.

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

Given the escrowed shares and the additional indemnification by the individual SSI shareholders, along with the Company’s litigation reserve, the Company believes it is adequately reserved for this potential liability. However, there is considerable uncertainty as to the ultimate resolution of this matter and the respective liability, if any, of SSI. The Company will continue with its appeal process and defense.

In September 1995, CFM Technologies, Inc. and CFMT, Inc. (collectively “CFM”) filed a complaint, in United States District Court for the District of Delaware against YieldUP, which was acquired by the Company in October 1999. YieldUP is now known as SCD Mountain View, Inc. The complaint alleged that the drying process incorporated in certain YieldUP products infringes a patent held by CFM. On October 14, 1997, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. On June 30, 1998, the United States District Court of Delaware granted CFM’s petition for re-argument of the issue. During the third quarter of fiscal 2002, the reargument of the issue was held and the court has ruled not to sustain the judge’s earlier ruling. As a result, the litigation may proceed to trial, and the litigation and the associated costs may, and an unfavorable adjudication could, have a material adverse impact on FSI. CFM is asking for monetary damages and an injunction against YieldUP’s use of the products at issue. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. The Company plans to vigorously defend its intellectual property rights against any and all claims

CFM filed an additional complaint against YieldUP in United States District Court for the District of Delaware on December 30, 1998. The complaint alleged that the cleaning process incorporated in certain of YieldUP’s products infringes two patents held by CFM: U.S. Patent Nos. 4,917,123 and 4,778,532.

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

On April 4, 2002, the Company completed the sale in a private placement of 3,110,523 shares of newly issued common stock to institutional investors. The purchase price was $9.50 per share and resulted in gross proceeds of $29,549,968.50. The sales were made in reliance upon exemptions from registration provided under Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for transactions not involving a public offering. The Company filed a registration statement on Form S-3 in connection with this private placement on April 12, 2002 and the registration statement was declared effective on April 22, 2002.

ITEM 3.	Defaults upon Senior Securities

None

ITEM 4.	Submission of Matters to Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits and Reports on Form 8-K

(a)(3)	Exhibits
	2.0	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International, Corporation (5)

	2.1	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)

	2.2	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (6)

	3.1	Restated Articles of Incorporation of the Company. (2)

	3.2	Restated and Amended By-Laws. (9)

	3.5	Articles of Amendment of Restated Articles of Incorporation (7)

	4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent (3)

	4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent. (4)

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent. (8)

4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May 22, 1997, as amended on March 26, 1998 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights Agent (10)

4.5	Form of Purchase Agreement, dated April 4, 2002 (11)

4.6	Schedule of Purchasers which have executed the Form of Purchase Agreement, dated April 4, 2002 (12)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A2, filed by the Company on April 9, 2002, SEC File No. 0-17276, and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on April 5, 2002, SEC File No. 0-17276, and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 dated April 12, 2002, SEC File No. 333-86148, and incorporated by reference.

(b)	Reports on Form 8-K

The Company filed with the Securities and Exchange Commission a current report on Form 8-K on April 5, 2002, disclosing under “Item 5 Other Events” the completion of the private placement of 3,110,523 shares of newly issued common stock to institutional investors and filing under “Item 7 Financial Statements and Exhibits” the form of purchase agreement related to the private placement of common stock and the press release announcing the sale.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC.

[Registrant]

DATE: June 28, 2002

	By:	/s/Patricia M. Hollister Patricia M. Hollister Chief Financial Officer on behalf of the Registrant and as Principal Financial Officer