Form 10-K
period 2002-08-31
FSI INTERNATIONAL INC
filed 2002-11-22
CIK 841692

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2002
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

Registrant’s telephone number, including area code: (952) 448-5440

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of each class and name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:

Common Stock, no par value Preferred Share Purchase Rights

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on November 21, 2002, as reported on the NASDAQ National Market, was approximately $71,312,000. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

      As of November 21, 2002, the registrant had issued and outstanding 29,462,886 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 2003 (the “Proxy Statement”), and to be filed within 120 days after the Registrant’s fiscal year ended August 31, 2002, are incorporated by reference into Part III of this Form 10-K Report. (The Audit and Finance Committee Report, the Compensation Committee Report and the stock performance graph of the Registrant’s Proxy Statement are expressly not incorporated by reference herein.)

PART I

Cautionary Information Regarding Forward-Looking Statements

      Certain statements contained in this Report on Form 10-K constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that statute. Typically we identify forward-looking statements by use of an asterisk “*”. In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would” or the negative of such terms or other comparable terminology. Such forward-looking statements are based upon current expectations and beliefs and involve numerous risks and uncertainties, both known and unknown, that could cause actual events or results to differ materially from these forward-looking statements. For a discussion of factors that could cause actual results to differ materially from those described in this Form 10-K, see the discussion of risk factors set forth below in Item 7 of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no duty to update any of the forward-looking statements after the date of this report.

ITEM 1.   BUSINESS

The Company

      FSI International, Inc., a Minnesota corporation organized in 1973 (“FSI”), designs, manufactures, markets and supports microlithography and surface conditioning equipment used in the fabrication of microelectronics, such as advanced semiconductor devices and thin film heads. We have two divisions, the Surface Conditioning Division (“SCD”) and the Microlithography Division (“MLD”).

      The Surface Conditioning Division markets and supports equipment that uses wet, vapor, cryogenic and other chemistry techniques to clean, strip or etch the surfaces of silicon wafers. The Microlithography Division supplies photoresist processing equipment and support services for the semiconductor and thin film head markets. Financial information with respect to our segments is set forth in Note 18 of the Notes to our Consolidated Financial Statements and is incorporated herein by reference.

      These divisions are supported by a shared services group that provides finance, human resources, information services, sales and service and corporate marketing, and other administrative support. We have provided specific product, backlog, competitor and certain license information related to each segment. Due to the similarity of production processes, distribution methods, customer base and products/services, the reporting of segment information for each of these areas is aggregated for both segments.

      FSI products are directly sold and serviced in North America, while in Europe, Asia Pacific and Japan products are distributed primarily through two affiliated distributors, Metron Technology, B.V. and m•FSI, Ltd. On October 9, 2002, we announced the early termination of our distribution agreements with Metron Technology. As of March 1, 2003 (the effective date of such termination), subject to the satisfaction of the conditions precedent to such termination (as set forth in the Transition Agreement dated as of October 9, 2002) we intend to sell and service our products directly in Europe and Asia Pacific.* m•FSI will continue to be our affiliated distributor in Japan. Metron Technology will continue to represent FSI products in Israel. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” for additional information regarding the termination of the Metron Technology distribution agreements.

          Company Strategies

      In fiscal 2002, we identified five strategic objectives. These objectives represent our one- to five-year plans, and our strategies and tactics for fiscal 2003 support one or more of these strategic objectives. The key elements of each are as follows:

•	CUSTOMER SATISFACTION — This objective includes strategies related to understanding and exceeding customers’ expectations. These strategies are designed to improve customer service and support, increase our direct presence in foreign markets and improve customer information exchange.

•	MARKET LEADERSHIP — Our objective is achieving the number one or number two marketshare position in each market we serve. This includes building a strong product portfolio to capture a leadership position in our market segments, winning 300mm business, generating intellectual property and expanding our product management/marketing capability.

•	OPERATIONAL EXCELLENCE — We are focusing on ensuring efficient, lean processes throughout our organization. This entails implementing a configure to order (CTO) business model to meet market needs, improving supply chain processes, eliminating waste and inefficiencies and reducing product cost.

•	SUPERIOR WORKFORCE — This objective focuses on building employee capability and commitment to our global organization through improved communications, employee training in critical skills areas, succession planning, and aligning our profit sharing and incentive programs with our strategies and tactics. It also includes implementing a more robust flexible workforce model.

•	SHAREHOLDER VALUE — Our goal is to deliver both a superior and a more predictable financial performance. This includes improving our operating return on sales, gross profit margins and shareholder return; maintaining a strong balance sheet; and reducing research and development, sales and general administration expenses as a percent of total sales.

          Acquisition of YieldUP International Corporation

      On October 20, 1999, we completed the acquisition of YieldUP International Corporation, a publicly held company that designed, developed, manufactured and marketed immersion cleaning, rinsing and drying equipment used in the fabrication of advanced semiconductor devices. Under the terms of the acquisition, YieldUP shareholders received $0.7313 and 0.1567 of a share of our common stock for each share of YieldUP stock. YieldUP option holders received substitute options entitling them to purchase FSI common stock. The acquisition of immersion technology provided us with additional process solutions for the critical cleaning market, the largest market segment in semiconductor cleaning. YieldUP’s operations have been consolidated into the operations of the Surface Conditioning Division. YieldUP International Corporation is now known as SCD Mountain View, Inc.

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

      Our business depends upon the microelectronics manufacturers’ capital equipment expenditures. Manufacturers’ expenditures in turn depend on the current and anticipated market demand for products that use microelectronic devices. The microelectronics industry has been cyclical in nature and has experienced periodic downturns. We continue to believe that microelectronics manufacturers are asking equipment suppliers to take an increasingly active role in meeting the manufacturers’ technology capital productivity requirements. Equipment suppliers do this by developing and supporting products and processes required to address the new trends in microelectronics manufacturing. These trends include development of smaller geometries, transition to new materials, migration to 300mm wafers, and wafer level packaging.

Products

      We changed our revenue recognition policy effective August 27, 2000, based upon guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” As a result, all revenues reported for fiscal 2002 and 2001 are SAB 101 based, whereby we generally recognize system sales once the system’s predetermined specifications or acceptance criteria are met. All prior years’ revenues were recognized upon shipment.

      The mix of products we sell may vary significantly from year to year. The following table sets forth, for the periods indicated, the amount of revenues and approximate percentages of our total revenues by our principal product lines:

	Fiscal Year Ended

	August 31,		August 25,		August 26,
	2002		2001		2000

	(Dollars in thousands)
Microlithography products	$49,571	34.6%	$70,574	32.4%	$66,956	30.4%
Surface conditioning products	68,590	47.8%	104,780	48.0%	109,603	49.9%
Spare parts and service	25,213	17.6%	42,724	19.6%	43,228	19.7%

	$143,374	100.0%	$218,078	100.0%	$219,787	100.0%

Microlithography Products

      Our microlithography products are used to deposit photosensitive or insulating films onto the surface of a wafer and develop the photosensitive films.

      POLARIS® Microlithography Clusters. These systems perform all photolithography processing steps except exposure. In the cluster, various process modules surround multiple cleanroom-qualified robots in a self-contained process environment. The cluster is configured to meet or exceed the throughput capabilities of the integrated exposure tool (stepper). To operate, the robots transport wafers loaded into the cluster’s input/output module through the various process modules in a sequence programmed by the operator.

      The POLARIS Cluster offers an alternative to photoresist track or other cluster type systems that process wafers according to a pre-established arrangement of the equipment. The POLARIS cluster provides system flexibility that ensures consistent process performance throughout all available process paths and results in superior critical dimension control over competing systems. The system’s unique central robot architecture minimizes the need for additional transport mechanisms that can adversely impact system reliability.

      POLARIS Cluster System process modules can be serviced from outside the tool without disrupting other cluster process operations. When technological advances make it necessary to replace equipment, individual modules can be replaced or modified with an upgraded module without rendering the entire system obsolete.

      The POLARIS 3500 Microlithography Cluster extends the productivity benefits of the POLARIS Cluster platform to 300mm wafer processing. The tool is targeted at 130mm and smaller design applications. Each model uses the same kind of wafer handling system, environmental control system and software. Several process modules were designed to accommodate both 200mm and 300mm wafers in a common module, which allows customers to process both wafer sizes with minimum changeover time between lots.

      The price of our POLARIS Clusters range from approximately $1,000,000 to $3,500,000, depending on wafer size, number of modules and number of robots required. Originally, the POLARIS Cluster technology was licensed from Texas Instruments in 1990. Many improvements have been incorporated into the product. See “Patents, Trademarks and Intellectual Property” below for additional information regarding the POLARIS Cluster license.

      CALYPSOTM Low-K System with InstacureTM Module. Based on our POLARIS Cluster platform, the CALYPSO System deposits organic and inorganic low-k dielectric films on semiconductor substrates. Because of its modular architecture, users can extend or adapt to ultra low-k nonporous films for future technology nodes. At the heart of the CALYPSO System is the Instacure Module, a proprietary high-temperature anaerobic bake module that optimizes wafer temperature and oxygen content within the chamber throughout the in-line single wafer curing process. Because the Instacure process eliminates the need for a traditional curing furnace, it reduces cleanroom space requirements, capital and operating costs, power consumption and the risk of damage to wafers. The CALYPSO System can be modified to accommodate both 200mm and 300mm wafer processing. The Spin-on Dielectric equipment market is still in its infancy stage. Sales of CALYPSO Systems depend on the successful adoption of Spin-on Dielectric materials over more common Chemical Vapor Deposition low-k materials. To date, there have been no sales of the CALYPSO System and we have not placed significant marketing efforts towards this product. The price of the CALYPSO System ranges from approximately $1,500,000 to $3,500,000 depending on the configuration.

Surface Conditioning Products

      Our surface conditioning products perform cleaning, etching and stripping functions necessary to fabricate microelectronic devices.

      Spray Processing Systems. Our spray processing systems, which include the MERCURY® and ZETA® Surface Conditioning Systems, are sophisticated spray chemistry systems that clean, etch and strip wafers at various stages in the device fabrication process. In these systems, centrifugal spray technology exposes wafers to a programmed, sequenced spray of fresh chemicals inside a closed, nitrogen-filled chamber. Cassettes filled with wafers are loaded into a turntable in the process chamber. Processing chemicals, deionized water and nitrogen are sequentially dispensed into the chamber through one or more sprayposts mounted in the chamber. As the turntable rotates, nozzles apply a chemical spray to the wafers’ surfaces. After chemical application, deionized water is sprayed on the wafer surfaces and all process chamber surfaces to remove chemical residues. Centrifugal force from the rotation, combined with a flow of nitrogen into the chamber, then dries the wafers and the chamber. Our spray processing systems include a microprocessor-based controller to program, control and monitor the system’s operating functions to ensure precise control and process repeatability.

      The fully-automated ZETA Surface Conditioning System, a batch spray processor, is currently available in configurations for both 300mm and 200mm wafers. The ZETA products provide a reliable, automated environment to move wafers to and from the process chamber. This tool’s eight-chemical flow system allows for a wide range of chemical blend ratios. In December 2000, we introduced a new generation of ZETA Surface Conditioning Systems that improve upon past capabilities through a significant footprint reduction and are intended for use in additional or new process applications. A semi-automated ZETA Surface Conditioning System is capable of processing either 200mm or 150mm wafers. Our spray processing systems range in price from $600,000 to $2,500,000.

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

      Vapor Processing Systems. Our EXCALIBUR® 2000 Vapor HF Etching Systems use anhydrous hydrogen fluoride (HF) gas in conjunction with water vapor to perform cleaning steps. The system processes wafers individually, loading them from the wafer carrier into the process chamber by a handler to minimize particle contamination. Vapor HF processing offers advantages over processing systems using liquid chemicals, including increased chemical purity (due in part to its ability to mix chemical gases with water vapor at the point of use); reduced chemical and waste disposal costs; and increased processing capabilities. This integrated system provides environmental and surface control of the wafer between cleaning and various other process steps that results in reduced contamination and improved yield.

      The EXCALIBUR System ranges in price from $400,000 to $800,000, depending on the model, wafer size, number of process chambers and related electronic control requirements.

      CryoKinetic Processing Systems. Through a license agreement with IBM, we manufacture, market, and service products using IBM’s cryogenic aerosol cleaning technology. We introduced this technology as the ARIES® CryoKinetic Cleaning System in 1996 for semi-automated 200mm manufacturing. CryoKinetic processing is dry and non-reactive using frozen argon/ nitrogen aerosols to remove surface particles through momentum transfer, when the high velocity aerosols impact the particles. The gas flow carries contaminants away from the wafer and removes them from the process chamber.

      In 1998, the ARIES was replaced with the ANTARES® CX Advanced Cleaning System for 200mm and 300mm single-wafer, fully automated processing. The ANTARES CX system removes surface particles which can be either process defects or fab contamination, from sensitive new materials, such as copper and low-k dielectric films. Because low-k dielectric films can be porous, a dry method such as the CryoKinetic technology is especially attractive because it does not alter material properties as the wet and scrub methods can. ANTARES CX Systems range in price from $1,400,000 to $2,200,000.

      Immersion Processing Systems. With our acquisition of YieldUP International in October 1999, we expanded into immersion processing, allowing us to offer process solutions for the critical cleaning segment of the surface conditioning market. YieldUP systems incorporate our patented Surface Tension Gradient (STG®) drying technology and patented CleanPoint® water filtration system. YieldUP’s operations were transferred to Chaska, Minnesota in September 2000.

      The YieldUP 2000 System is a rinsing and drying system with cleaning options and system control capabilities. Originally designed for 200mm wafer processing, its capabilities have been expanded to serve smaller wafers as well. The YieldUP 2100 Module is also available for integration into a wet bench system.

      The YieldUP 4000 System is a two-chamber etching, rinsing and drying system that provides integrated hydrofluoric acid etching.

      YieldUP immersion systems range in price from $125,000 to $700,000.

      In June 2002, we introduced the MAGELLANTM 300 Immersion Clean System. With this product, we further expanded our immersion processing solutions by providing a system capable of multiple, mainstream cleans, including critical clean, resist strip and etch. The MAGELLAN System is a fully automated immersion cleaning system designed for processing of 300mm wafers at advanced technology nodes. It is differentiated from the competition through rapid cycle time, versatility and high performance. Additionally, the footprint is up to 40% smaller than the leading competition. To date, there have been no sales of the MAGELLAN System.

      The MAGELLAN System ranges in price from $2,000,000 to $3,500,000.

Spare Parts and Service

      We sell spare part kits for a number of our products and individual spare part components for our equipment. We also offer product improvements that enable customers to update previously purchased equipment.

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

Backlog and Seasonality

      Our backlog consists of orders with delivery dates within the next 12 months for which a customer’s purchase order has been received or a customer purchase order number has been communicated in writing to us. Our backlog at fiscal 2002 year-end was $39.6 million, of which 56% related to the Surface Conditioning Division and 44% related to the Microlithography Division. Our backlog at fiscal 2001 year-end was $37.1 million, of which 43% related to the Surface Conditioning Division and 57% related to the Microlithography Division. Approximately 51% of our backlog at fiscal 2002 year-end and 44% of our backlog at fiscal 2001 year-end was comprised of orders from two customers for each year. Texas Instruments and Sandia National Labs were the top two customers in our fiscal 2002 year-end backlog. Texas Instruments and IBM Corporation were the top two customers in our backlog at the end of fiscal 2001. The loss of any of these customers could have a material adverse effect on our operations. All orders are subject to cancellation by the customer and in some cases a penalty provision could apply to a cancellation.

      In fiscal 2002, purchase orders aggregating approximately $11,182,000, constituting 7.8% of sales, were canceled and not rescheduled. In fiscal 2001, purchase orders aggregating approximately $41,067,000, constituting 18.8% of sales, were canceled and not rescheduled. Because of the timing and relative size of certain orders received by us and possible changes in delivery schedules and order cancellations, our backlog can vary from time to time so that backlog as of any particular date is not necessarily indicative of actual sales for any subsequent period. Our business is not seasonal to any significant extent. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional sales and backlog information.

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

      Our current research and development programs are focused on the need for cleaner substrate surfaces due to smaller geometries, increased process control and flexibility through monitoring and software management systems and process automation, robotics automation in the cleanroom, and integration of our product offerings with other suppliers’ products. Each of these programs involves customer and other equipment manufacturers collaboration to ensure proper machine configuration and process development to meet industry requirements.

      We maintain an 8,000-square-foot, state-of-the-art demonstration and process development laboratory at our Surface Conditioning Division manufacturing facility in Chaska, Minnesota, and a corresponding 2,200-square-foot laboratory at our Microlithography Division in Allen, Texas.

      Expenditures for research and development, which are expensed as incurred, during fiscal 2002 were approximately $36,197,000, representing 25.2% of total sales. Expenditures for research and development during fiscal 2001 were approximately $42,117,000, representing 19.3% of total sales, and during fiscal 2000 were approximately $37,330,000 (exclusive of $6,370,000 of in-process research and development write-offs), representing 17.0% of total sales.

      We expect to continue to make substantial investments in research and development.* We also recognize the importance of managing product transitions successfully, as the introduction of new products could adversely affect sales of existing products.

Marketing, Sales and Support

      We market our products worldwide to manufacturers of microelectronic devices. Our marketing and sales efforts are focused on building long-term relationships with our customers. These efforts are supported by marketing, sales, and service personnel, along with process and applications engineers that work closely with individual customers to find solutions to their needs.

      In North America, we market our products through direct sales personnel, together with product and technical specialists devoted to each of our product lines. These individuals work with customers to understand their processing requirements and to configure our equipment to provide applications solutions to meet those requirements. In addition, as of the end of fiscal 2002, the sales effort was supported by approximately 119 employees and contractors engaged in customer service and support.

      International sales, primarily in Europe and Asia, accounted for approximately 29% of total sales in fiscal 2002, 60% of total sales in fiscal 2001 and 53% of total sales in fiscal 2000. We currently own a 21% equity interest in Metron Technology B.V., a distributor of our products which has an extensive distribution organization located in Europe, Israel, India, and in the Asia-Pacific Region. In addition to our products, Metron Technology also sells materials and equipment on behalf of several other semiconductor equipment and consumables manufacturers.

      We own a 49% equity interest in m•FSI, Ltd., a Japanese joint venture company formed in 1991 with Mitsui & Co., Ltd. and its wholly owned subsidiary, Chlorine Engineers Corp., Ltd. (collectively, “Mitsui”). Mitsui owns a 51% equity interest in m•FSI. In connection with its formation, we and Mitsui granted m•FSI certain product and technology licenses and product distribution rights.

      In fiscal year 2002, the majority of our international sales were made to Metron Technology or m•FSI for resale to end users of our products. In addition to Metron Technology and m•FSI having a direct presence in Europe, Asia and Japan, we augmented their support to customers with several sales and service personnel located in the regions. In some cases, we may also sell directly to an international customer, in which case we may also pay a commission to our affiliated distributor in connection with the sale. When commissions are taken into account, the international sales to our affiliates are on terms generally no less favorable to us than international sales by us directly to non-affiliates.

      On October 9, 2002, we announced the termination of our distribution agreements with Metron Technology and as of March 1, 2003, we intend to market, sell and service our products through a direct employee base with FSI facilities in Europe and Asia-Pacific.* This action is a result of our customers asking us to strengthen our presence in these regions and will allow us to bring customers the full capabilities of our organization. FSI intends to work closely with Metron Technology to ensure a successful transition of sales, applications, service and spares logistical functions. See further discussion included in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”

Manufacturing, Raw Materials and Suppliers

      We maintain manufacturing facilities in Chaska, Minnesota and Allen, Texas. We typically assemble our products and systems from components and prefabricated parts manufactured and supplied by others, such as process controllers, robots, integrated circuits, power supplies, stainless steel pressure vessels, chamber bowls, valves and relays. Certain of the items manufactured by others are made to our specifications. Typically, final assembly and systems tests are performed by our manufacturing personnel. Quality control is maintained through quality assurance programs with suppliers, incoming inspection of components, in-process inspection during equipment assembly, and final inspection and operation of manufactured equipment prior to shipment. We have a company-wide quality program in place and received ISO 9001 certification in 1994.

      Certain of the components and subassemblies included in our products are obtained from a single supplier or a limited group of suppliers to ensure overall quality and delivery timeliness. Although we seek to reduce dependence on sole and limited-source suppliers, disruption or termination of certain of these sources could have a temporary adverse effect on our operations. We believe that alternative sources could be obtained and qualified to supply these products, if necessary, but that production delays would likely occur in some cases.* Further, a prolonged inability to obtain certain components could have an adverse effect on our operating results, delay scheduled deliveries and result in damage to customer relationships.

Competition

      The global semiconductor industry in which we compete is highly competitive. In each of our markets we face intense competition from established competitors, some of which have greater financial, engineering, research, development, manufacturing, marketing, service and support resources. To remain competitive, we must continue to invest in research and development, marketing, and customer service and support, and manage our operating expenses. There can be no assurance that we will have sufficient resources to continue to make such investments or that our products will continue to be viewed as competitive as a result of technological advances by competitors or changes in semiconductor technology. Our competitors also may increase their efforts to gain and retain market share through competitive pricing, strategic alliances or mergers and acquisitions. Such competitive pressures may require us to reduce prices or may result in lost orders that could adversely affect our financial results. If our competitors enter into strategic alliances with leading semiconductor manufacturers in the areas of surface conditioning or microlithography, this could impair our ability to sell our products and adversely affect our operating results.

      Significant competitive factors in the equipment market include system price, quality, process repeatability, capability and flexibility, ability to integrate with other products, process or tool of record, incumbency and overall cost of ownership, including reliability, automation, throughput, system price and customer support. We have experienced significant price competition from certain competitors, primarily those in the microlithography market. However, we believe that we have the strategies in place to develop technological advantages over our competitors. To realize and maintain these advantages will require a continued high level of investment by us in research and development, marketing, and customer service and support as well as controlling operating expenses. We may not be able to compete successfully in the future.

      Our competitors differ across our product lines. Our microlithography products compete with products offered by, among others, Tokyo Electron Ltd., Dainippon Screen Manufacturing Co. Ltd. and ASM Lithography. Our surface conditioning products compete with, among others, DaiNippon Screen Manufacturing Co. Ltd., Kaijo Denki, Mattson Technology, Sankyo Sugai, Semitool, Inc., SCP Global Technologies, The SEZ Group, Applied Materials and Tokyo Electron Ltd.

Customers

      We sell products from one or more of our product lines to most major microelectronics manufacturers. We have an extensive history of sales to several of the largest integrated circuit manufacturers and we have over 100 active customers worldwide.

      Texas Instruments accounted for approximately 29% of our total sales in fiscal 2002, 14% of our total sales in fiscal 2001 and 15% of our total sales in fiscal 2000. IBM accounted for approximately 11% of our total sales in fiscal 2002 and less than 10% in each of fiscal 2001 and 2000. Philips Semiconductor accounted for approximately 10% of our sales in fiscal 2001 and less than 10% in each of fiscal 2002 and 2000. STMicroelectronics accounted for approximately 11% of our sales in fiscal 2000, and less than 10% in each of fiscal 2002 and 2001.

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

      Sales to Metron Technology and m•FSI, our international distributors, accounted for approximately 19% of our total sales in fiscal 2002, 51% of our total sales in fiscal 2001 and 46% of our total sales in fiscal 2000. Usually these systems are purchased for resale to device manufacturers.. On October 9, 2002, we announced the termination of our distribution agreements with Metron Technology effective March 1, 2003. Metron Technology will continue to represent FSI products in Israel. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” for additional information regarding the termination of the Metron Technology distribution agreements.

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

      These patents may be challenged, invalidated or circumvented, or may not provide any competitive advantages to us. There are no assurances that pending applications will result in patents or that the claims allowed in future patents will be sufficiently broad to protect our technology. The laws of some foreign countries may not permit the protection of our proprietary rights to the same extent as under the laws of the United States. Although we believe that protection afforded by our patents, patent applications, and other intellectual property rights has value, because of rapidly changing technology, our future success is primarily dependent on our employees’ engineering, marketing, service and manufacturing skills.

      In the normal course of business, we from time to time receive and make inquiries about possible patent infringement. In dealing with such inquiries, it may be necessary or useful for us to obtain or grant licenses or other rights. However, there can be no assurance that such license rights will be available to us on commercially reasonable terms, or at all. The inability to obtain certain license or other rights, or to obtain such licenses or rights on favorable terms, or the need to engage in litigation could have a material adverse effect on us. (See also Item 3 — “Legal Proceedings.”)

      Our Microlithography Division’s POLARIS Cluster is offered by us under a non-exclusive license from Texas Instruments. We have converted the license to a fully paid-up, worldwide license to sell and manufacture the POLARIS Cluster. We also have the non-exclusive right to manufacture and sell related Texas Instruments modules. The license agreement continues until terminated. It may be terminated by either party upon a breach by the other party, and the failure to cure, in accordance with the terms of the agreement.

      Our Surface Conditioning Division’s ANTARES CX Cleaning System is offered by us under license agreements from IBM. The licenses require certain minimum royalties and system-based royalties. Royalties are based on the “royalty portion revenues” of licensed equipment that excludes amounts for freight, taxes, customers’ duties, insurance, discounts, and certain equipment not manufactured by us.

      We have approximately 106 U.S. patents. Expiration dates range from 2004 to 2021.

Employees

      As of August 31, 2002, we had approximately 650 employees. Competition for highly skilled employees is intense. We believe that a great part of our future success depends upon our continued ability to retain and attract qualified employees.* We are not subject to any collective bargaining agreement and have never been subject to a work stoppage. We believe we have good relations with our employees.

Environmental Matters

      We are subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. We believe we are in compliance with these regulations and that we have obtained all necessary environmental permits to conduct our business. These permits generally relate to the disposal of hazardous wastes. If we fail to comply with present or future regulations, fines could be imposed, production could be suspended, or operations could cease. Such regulations could require us to acquire significant equipment or take other actions to comply with environmental regulations at a potentially significant cost to us. If we fail to control the use of or adequately restrict the discharge or disposal of, hazardous substances we could incur future liabilities. (See also Item 3 — “Legal Proceedings.”)

      We believe that compliance with federal, state and local provisions that have been enacted or adopted regulating discharges of materials into the environment, or otherwise relating to the protection of the environment, will not have a material effect upon our capital expenditures, earnings and competitive position.*

International Sales

      Our sales for each of the last three fiscal years are disclosed in the financial statements included in Item 8 of this report on page 37.

Other Risk Factors

      We discuss certain risk factors in the “Risk Factors Section” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report on pages 27 to 36.

ITEM 2.   PROPERTIES

      We own a 188,000-square-foot facility in Chaska, Minnesota, which cost approximately $34 million to construct and equip. In August 2001, all corporate offices were consolidated into this facility. The facility contains our headquarters and our Surface Conditioning Division. It includes research, laboratory and engineering facilities, 40,000 square feet of Class 1,000 and 10,000 cleanroom space, manufacturing support operations and a customer training center.

      We also own a 159,000-square-foot facility in Allen, Texas which cost approximately $18.6 million to construct and equip. This facility contains the Microlithography Division’s manufacturing, engineering, and a research and development laboratory.

      Our United States leased locations include a 6,600 square-foot facility in Milpitas, California and other smaller offices used primarily for sales and service. Management believes its existing facilities are well maintained and in good operating condition.

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

      In the fall of 1995, pursuant to the Employee Stock Purchase and Shareholder Agreement dated November 30, 1990 between Eric C. Hsu and Semiconductor Systems, Inc. (“SSI”) (the “Shareholder Agreement”) and in connection with Mr. Hsu’s termination of his employment with SSI in August 1995, the former shareholders of SSI purchased the shares of SSI common stock then held by Mr. Hsu. In April 1996, we acquired SSI, and SSI became our wholly owned subsidiary. In October 1996, Eric C. and Angie L. Hsu (the “plaintiffs”) filed a lawsuit in the Superior Court of California, County of Alameda, Southern Division, against SSI and the former shareholders of SSI. The plaintiffs alleged that such purchase breached the Shareholder Agreement and violated the California Corporations Code, breached the fiduciary duty owed plaintiffs by the individual defendants and constituted fraud.

      In September and October 2000, certain of Mr. Hsu’s claims were tried to a jury in Alameda County Superior Court in Oakland, California. At the conclusion of the trial, the jury found that SSI breached the Shareholder Agreement between it and Mr. Hsu and that the damages that resulted were approximately $2.4 million. In addition, each of the individual defendant shareholders was found liable for conversion and damages of $4.2 million were awarded. Certain individual defendants were also found to have intentionally interfered with Mr. Hsu’s prospective economic advantage and damages of $3.2 million were awarded. Finally, several individual defendants and SSI were found to have violated certain provisions of the California Corporation Code and damages of $2.4 million were awarded.

      In proceedings subsequent to the trial, the Court determined that plaintiffs are entitled to an award against SSI of prejudgment interest on the breach of contract damages (approximately $2.4 million) at 10 percent per annum from October 1996. In addition, the Court awarded plaintiffs approximately $127,000 in costs and approximately $1.8 million in attorneys’ fees against SSI and the individual defendants. On November 16, 2001, the court signed its final judgment reflecting the jury’s awards, interest, attorneys fees and costs assessed against each of the defendants.

      Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied these post-trial motions and there was no reduction in damages against SSI. Subsequent to February 23, 2002, Mr. Hsu was awarded an additional $431,000 for attorneys fees and expenses incurred since the judgment was rendered in November 2001. The total judgment against SSI together with post judgment interest and attorneys fees as of August 31, 2002 aggregated approximately $6.5 million.

      SSI and the individual defendants have filed an appeal on a variety of grounds, and we posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, we entered into a letter of credit in the amount of $2.5 million with a surety company. This letter of credit was collateralized with restricted cash of approximately the same amount.

      We, on behalf of SSI, have made a claim with respect to the lawsuit under the escrow created at the time of our acquisition of SSI. The escrow was established to secure certain indemnification obligations of the former shareholders of SSI. The escrow consists of an aggregate of 250,000 shares of our common stock paid to the former shareholders of SSI as consideration in the acquisition. The former shareholders have agreed to hold us and SSI harmless from any claim arising out of any securities transactions between SSI and the shareholders or former shareholders of SSI. The indemnification obligations of the individual SSI shareholders are capped at approximately $4.2 million in the aggregate. Any shares in the escrow returned to us to satisfy any indemnification obligations will be valued at $12.125 per share, the per-share price of our common stock at the time of the SSI acquisition.

      Given the escrowed shares and the additional indemnification by the individual SSI shareholders, along with our litigation reserve, we believe we are adequately reserved for this potential liability. However, there is considerable uncertainty as to the ultimate resolution of this matter and the respective liability, if any, of SSI. We will continue with its appeal process and defense.

      In September 1995, CFM Technologies, Inc. and CFMT, Inc. (collectively “CFM”) filed a complaint in United States District Court for the District of Delaware against YieldUP. YieldUP was acquired by us in October 1999. YieldUP is now known as SCD Mountain View, Inc., our wholly owned subsidiary. The complaint alleged that the drying process incorporated in certain YieldUP products infringes a patent held by CFM. On October 14, 1997, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. On June 30, 1998, the United States District Court of Delaware granted CFM’s petition for re-argument of the issue. During the third quarter of fiscal 2002, the re-argument of the issue was held and the court has ruled not to sustain the judge’s earlier ruling. As a result, the litigation may proceed to trial, and the litigation and the associated costs may, and an unfavorable adjudication could, have a material adverse impact on us. CFM is asking for monetary damages and an injunction against YieldUP’s use of the products at issue. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. We plan to vigorously defend its intellectual property rights against any and all claims.

      CFM filed an additional complaint against YieldUP in United States District Court for the District of Delaware on December 30, 1998. The complaint alleged that the cleaning process incorporated in certain of YieldUP’s products infringes two patents held by CFM: U.S. Patent Nos. 4,917,123 and 4,778,532.

      On April 4, 2000 the United States District Court for the District of Delaware granted YieldUP’s motion for summary judgment that the ’123 and ’532 patents are invalid. CFM’s motion for rehearing has been denied. On July 29, 2000, the issue of whether CFM or its inventors engaged in inequitable conduct in prosecuting the ’123 and ’532 patents was tried before the court. On June 6, 2001, the judge issued his opinion finding that the CFM inventors engaged in inequitable conduct during the prosecution of the patent application. On June 7, 2001, the judge ordered that judgment be entered in favor of YieldUP and against CFM on YieldUP’s defenses of lack of enablement and inequitable conduct. An appeal of the judgment is pending. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. Any loss and associated costs resulting from an unfavorable adjudication could have a material adverse impact on us. Once judgment is entered based upon the District Court’s granting YieldUP’s summary judgment motion, the District Court’s order may be appealed by CFM.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

      There were no matters submitted to a vote of shareholders during the fourth quarter ended August 31, 2002.

ITEM 4A.   EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers are elected by the board of directors, generally for a term of one year, and serve until their successor is elected and qualified. The following table and discussion contains information regarding our current executive officers.

Name	Age	Position

Mark A. Ahmann(1)	46	Vice President, Administration
Dean T. Duffy(2)	49	Vice President, Sales and Service
John C. Ely(3)	43	Corporate Vice President; President, Surface Conditioning Division
Patricia M. Hollister(4)	42	Chief Financial Officer and Assistant Secretary
Donald S. Mitchell(5)	47	Chairman and Chief Executive Officer
Benno G. Sand(6)	48	Executive Vice President, Business Development and Investor Relations and Secretary
Laurence P. Wagner(7)	42	Corporate Vice President; President, Microlithography Division

(1)	Mark Ahmann has been Vice President, Administration since September 2000. He was Vice President, Human Resources from January 1998 until September 2000 and joined the Company in May 1997 as Staff Vice President, Human Resources. From 1988 to 1997 he worked for Aetna, Inc. in a variety of human resources positions in corporate and divisional operations, most recently as Vice President, Human Resources in a project management capacity. Prior to Aetna he worked for Honeywell, Inc. and Northern States Power Company.

(2)	Dean Duffy was hired as Vice President, Sales and Marketing in August 2000. He became Vice President of Sales and Service effective August 2002. Prior to joining FSI, Mr. Duffy was president of TRiMEGA Electronics, L.L.C. in Santa Clara, California, a joint venture of Air Products and Chemicals, Inc. and the Kinetics Group, which provides turnkey capital equipment for gas, chemical and water systems, and consumables to the semiconductor industry. From 1979 to 1999 he was with Air Products, serving five years as director of Air Products Electronics Asia. He also headed an Air Products joint venture to establish cleanroom facilities and helped develop the company’s MEGASYS on-site management concept for turnkey systems and operations supply to device manufacturers. Mr. Duffy also serves on the Board of Directors of m•FSI, Ltd.

(3)	John Ely was named Corporate Vice President; President, of FSI’s Surface Conditioning Division in August 2000. Employed at FSI since 1985, Mr. Ely was the Surface Conditioning Division’s Sales/ Marketing/ Applications Manager from 1997 to 2000; General Manager from 1995 to 1997; Product Specialist/ Product Manager from 1989 to 1995; and in direct sales from 1985 to 1989. Mr. Ely is a director of m•FSI, Ltd. and SCD Mountain View, Inc, one of our subsidiaries.

(4)	Patricia Hollister has served as Chief Financial Officer since January 1998 and as Assistant Secretary since January 2000. She was Corporate Controller of the company from March 1995 until January 1998. Prior to this, Ms. Hollister was employed by KPMG LLP in Minneapolis, Minnesota where she served over 12 years on various audit and consulting engagements, most recently as a Senior Manager. Ms. Hollister is a director of FSI International Semiconductor Pte Ltd (Singapore) and FSI International Asia, Ltd. (Taiwan).

(5)	Donald Mitchell was named Chief Executive Officer and President of FSI in December 1999. From its formation in 1998 until December 1999, he was President of Air Products Electronic Chemicals, Inc., located in Carlsbad, California, a division of Pennsylvania-based Air Products and Chemicals, Inc. From 1991 to 1998 he served as President of Schumacher, a leading global chemical equipment and services supplier to the semiconductor industry. Throughout his career with Schumacher, he held various executive positions, including Vice President of Operations and Vice President of Sales and Marketing. Mr. Mitchell is a director of FSI and m•FSI, Ltd. Mr. Mitchell served as the 1999/2000 Chairman of the Board of Directors for Semiconductor Equipment and Materials International, a leading global industry trade association and remains a current member of the Board.

(6)	Benno Sand has served as Executive Vice President, Business Development and Investor Relations since January 2000. He has served as Executive Vice President since January 1992 and Secretary since February 2002. Mr. Sand also served as Chief Administrative Officer from January 1998 to December 1999, as Chief Financial Officer from October 1990 to January 1998, and as Vice President of Finance from October 1987 to January 1992. Mr. Sand is a director of Semiconductor Systems, Inc. and SCD Mountain View, Inc., PPT Vision, Inc., MathStar, Inc. and TestQuest, Inc.

(7)	Laurence Wagner joined FSI in May 2001 as Corporate Vice President and President of the Microlithography Division. Prior to joining FSI, he was a corporate senior vice president and division co-president at Kulicke & Soffa Industries from July 1998 to January 2001. Kulicke & Soffa Industries is a manufacturer and supplier of equipment software and materials to the semiconductor assembly market. From March 1996 to July 1998, he held the position of Vice President of Electronic Materials for EMCORE Corporation. From June 1989 to March 1996 he held various positions at Shipley Company, L.L.C., a subsidiary of the Rohm and Haas Company. Mr. Wagner is a director of Semiconductor Systems, Inc.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is traded on the NASDAQ National Market System (NMS) under the symbol “FSII”. The following table sets forth the highest and lowest sale prices at the close of each day, as reported by the NASDAQ-NMS, for the fiscal periods indicated:

	2002		2001

	High	Low	High	Low
Fiscal Quarter
First	$16.250	$6.710	$18.500	$8.625
Second	11.000	6.810	10.500	8.063
Third	12.000	8.660	12.190	7.750
Fourth	10.480	4.100	15.380	10.000

      There were approximately 624 record holders of our common stock on October 15, 2002.

      We have never declared or paid cash dividends on its common stock. We currently intend to retain all earnings for use in our business, and do not anticipate paying dividends in the foreseeable future.*

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

      The tables that follow present portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and the related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K Report. The Consolidated Statement of Operations data for the years ended August 31, 2002, August 25, 2001, and August 26, 2000, and the Consolidated Balance Sheet data as of August 31, 2002 and August 25, 2001, are derived from and are qualified in their entirety by our Consolidated Financial Statements that have been audited by KPMG LLP, independent auditors, and are included elsewhere in this Form 10-K Report. The Consolidated Statement of Operations data for the years ended August 28, 1999 and August 29, 1998, and the Consolidated Balance Sheet data as of August 26, 2000, August 28, 1999 and August 29, 1998 are derived from our audited consolidated financial statements which do not appear in this report. On October 20, 1999, we acquired YieldUP International Corporation (YieldUP). The acquisition has been accounted for as a purchase. Accordingly, the Consolidated Statement of Operations Data includes the results of operations for YieldUP from the acquisition date. We changed our accounting for goodwill effective August 26, 2001 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In addition, we changed our revenue recognition policy effective August 27, 2000, based upon guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB101), “Revenue Recognition in Financial Statements.” As a result, all revenues reported for fiscal 2002 and 2001 are SAB 101 based, whereby we generally recognize system sales once the system’s predetermined specifications or acceptance criteria are met. All prior years’ revenues were recognized upon shipment.

      The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year or fiscal period.

Selected Historical Financial Data

(in thousands, except per share amounts)

	Fiscal Year Ended

	August 31,	August 25,	August 26,	August 28,	August 29,
	2002	2001(3)	2000	1999(1)	1998(1)

Consolidated Statement of Operations Data:
Sales	$143,374	$218,078	$219,787	$113,512	$161,695
Gross profit	44,375	80,396	80,363	34,812	51,707
Selling, general, and administrative expenses(4)	44,917	50,331	50,400	37,264	52,103
Research and development expenses(2)	36,197	42,118	43,700	31,592	36,102
Operating loss	(36,739)	(12,053)	(13,737)	(34,044)	(36,498)
Equity in (losses) earnings of affiliates	(15)	4,196	2,047	(1,166)	674
Net loss from continuing operations	(34,663)	(5,760)	(4,143)	(40,119)	(21,322)
Net loss from discontinued operations	—	—	(400)	9,484	(630)
Net loss before cumulative effect of change in accounting principle, net of tax	(34,663)	(5,760)	(4,543)	(30,634)	(21,952)
Cumulative effect of change in accounting principle	—	(14,969)	—	—	—
Net loss	$(34,663)	$(20,729)	$(4,543)	$(30,634)	$(21,952)
Earnings (loss) per share — Basic and diluted
Continuing operations	$(1.26)	$(0.22)	$(0.17)	$(1.73)	$(0.94)
Discontinued operations	—	—	(0.01)	0.41	(0.02)

Loss before cumulative effect of change in accounting principle	(1.26)	(0.22)	(0.18)	(1.32)	(0.96)
Cumulative effect of change in accounting principle, net of tax	—	(0.59)	—	—	—

Net loss	$(1.26)	$(0.81)	$(0.18)	$(1.32)	$(0.96)

Weighted average common shares used in per share calculations
Basic	27,450	25,543	24,810	23,205	22,801
Diluted	27,450	25,543	24,810	23,205	22,801
Consolidated Balance Sheet Data:
Total assets	$211,770	$245,287	$253,470	$241,498	$293,747
Total long-term debt	—	—	60	30,063	42,130
Stockholders’ equity	179,632	184,018	201,789	176,312	204,376
Dividends	—	—	—	—	—

(1)	All amounts have been adjusted to reflect the divestiture, effective July 31, 1999, of our Chemical Management Division.

(2)	During the first quarter of fiscal 2000, we recorded an in-process research and development write-off of $6.4 million related to the YieldUP acquisition. (See Note 4 of Notes to Consolidated Financial Statements.)

(3)	We changed our revenue recognition policy effective August 27, 2000, based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” We recorded a non-cash charge of approximately $15 million, after reduction for income taxes of $0, or $0.59 per diluted share to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. Pro forma amounts for the periods beginning before August 27, 2000 have not been presented as the effect of the change in accounting principle could not be reasonably determined. See Note 1 of Notes to Consolidated Financial Statements.

(4)	During the fourth quarter of fiscal 2002, we recorded a charge to selling, general and administrative expense of $5.4 million related to the other than temporary impairment of goodwill. See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Industry Update(1)

      The microelectronics industry has been cyclical in nature and has experienced periodic downturns. After a severe industry contraction, conditions for integrated circuit and semiconductor equipment manufacturers started to improve for the few months leading up to September 11, 2001. However, for approximately a six-month period after the terrorist attacks, primarily impacted by shaken consumer confidence and weak global economic conditions, the industry recovery stalled.

      Starting late in the first quarter of calendar 2002, microelectronics manufacturers began to realize stronger demand for integrated circuits. The increase in semiconductor device demand, coupled with the closing of a number of older generation device fabrication facilities, contributed to a significant increase in capacity utilization for many manufacturers. Their utilization rates, on average, increased from 70 to 75 percent in November and December 2001 to over 85 percent by September 2002.

      The increased demand for devices, coupled with semiconductor manufacturers’ need to produce devices with smaller features, copper metal interconnects and better dielectric or insulating materials, contributed to an increase in demand for semiconductor manufacturing equipment. In addition, in an effort to reduce the cost of devices, semiconductor manufacturers increased their investments in equipment capable of processing 300mm diameter wafers as compared to the significant investment in 200mm process equipment during the last cycle.

      With concerns about a pending war with Iraq, a slowing in the rate of the economic recovery and weak business and consumer demand for products containing microelectronics, the industry recovery began to stall out again in the fall of 2002. As a result, industry analysts’ forecasts for a sustainable industry recovery were pushed out until the second half of calendar 2003.

      On a calendar year basis, demand for semiconductor devices decreased 32 percent in 2001 after increasing approximately 36 percent in 2000. Device demand is currently forecasted by analysts to increase a modest 3 to 5 percent in calendar 2002, as compared to the prior year and is expected to improve by more than 23 percent in calendar 2003.

      Semiconductor equipment revenues decreased 29 percent in calendar 2001, after recognizing unprecedented growth of over 80 percent in 2000. With the anticipation of weaker than normal consumer electronics demand during the holiday buying period, analysts are forecasting demand for fabrication equipment to decrease 15 to 20 percent in calendar 2002. Analysts are predicting an overall industry recovery in the second half of calendar 2003, resulting in a year-over-year 35 to 40 percent increase in demand for semiconductor equipment. The anticipated industry improvement is dependent upon an economic recovery, improved consumer confidence, increased business spending on information technology infrastructure and stronger sustained demand for consumer electronics.

      We believe that any significant increase in equipment spending by device manufacturers will be led by the investment in 300mm capacity, smaller device feature sizes, and process technology required for new materials such as copper and low-K dielectrics.* These are all technology areas where we have successfully

(1)	Industry sources include: Gartner Dataquest, VLSI Research, Inc. and Semiconductor Industry Association.

focused our research and development investment the past few years and represent applications for which we have been receiving orders during the past 6 to 12 months.

Application of Critical Accounting Policies

      In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

      Our critical accounting policies are as follows:

•	Revenue recognition;

•	Valuation of long-lived and intangible assets and goodwill; and

•	Estimating valuation allowances and accrued liabilities; specifically product warranty, inventory obsolescence, allowance for doubtful accounts and assessment of the probability of the outcome of current litigation.

     Revenue Recognition

      We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Certain of our product sales are accounted for as multiple-element arrangements. If we have met defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize equipment revenue upon shipment and transfer of title, with the remainder of the total revenue recognized as the earning process is completed for other elements. All other product sales with customer specific acceptance provisions are recognized upon customer acceptance. Future revenues may be negatively impacted if we are unable to meet customer-specific acceptance criteria. Revenue related to spare part sales is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

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

      If we do determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $79.1 million as of August 31, 2002.

      In 2002, Statement of Financial Accounting Standards (“SAFS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we ceased to amortize approximately $5.4 million of goodwill. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter.

      We did not record an impairment charge upon completion of the initial impairment review. Due to a significant decline in our stock price in the fourth quarter of fiscal 2002, the continued downturn in the industry and overall global economic conditions, we completed an impairment review as of August 31, 2002. As a result, the balance of the goodwill was deemed other than temporarily impaired, and we recorded a charge to selling, general and administrative expenses of $5.4 million in the fourth quarter of fiscal 2002.

      Our investment in our affiliate, Metron Technology, is accounted for by the equity method of accounting and has a carrying value on the balance sheet as of August 31, 2002 of approximately $16.6 million or $6.17 per share. The fair value of Metron Technology is subject to stock market fluctuations. The stock price of Metron Technology ranged from $2.84 to $11.95 per share during fiscal 2002. Based on the closing stock price of Metron Technology of $2.84 per share on August 30, 2002, the fair value of our investment in Metron Technology was approximately $7.6 million, or $9.0 million less than the carrying value on our balance sheet. While we determined at August 30, 2002 that our investment in Metron Technology was not other than temporarily impaired, our decision on October 8, 2002 to use Metron Technology shares with a value of $2.38 to settle the termination fee payment with Metron Technology triggered an impairment loss on that date for all of the shares we held. Accordingly, the difference between our $6.17 per share carrying value and the $2.38 per share value agreed upon in the Transition Agreement on the shares held will be recorded as a non-cash impairment charge in our quarter ending November 30, 2002. Under our policy, we will continue to review our long-term investment in affiliates for other than temporary impairment as deemed necessary.

     Product Warranty Estimation

      We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, anticipated releases of new products and other factors. The warranty periods range from 12 to 24 months. Although management believes the likelihood to be relatively low, claims experience could be materially different from actual results because of the introduction of new, more complex products; a change in our warranty policy in response to industry trends, competition or other external forces; manufacturing changes that could impact product quality; or as yet unrecognized defects in products sold.

     Inventory Reserves Estimation

      We record reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these reserves are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives and forecasted sales demand. Results could be materially different if demand for our products decreased because of economic or competitive conditions, length of the industry downturn, or if products become obsolete because of technical advancements in the industry or by us.

     Allowance for Doubtful Accounts Estimation

      Management must make estimates of the uncollectibility of our accounts receivables. The most significant risk is the risk of sudden unexpected deterioration in financial condition of a significant customer which is not considered in the allowance. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Results could be materially impacted if the financial condition of a significant customer deteriorated and related receivables are deemed uncollectible.

     Litigation Liability Estimation

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

Recent Developments

      On October 9, 2002, we entered into a Transition Agreement with Metron Technology related to the early termination of our distribution agreements with Metron Technology for Europe and the Asia-Pacific region, effective March 1, 2003 (“Closing Date”). Under the terms of the Transition Agreement, we will assume direct sales, service and applications support and logistics responsibilities for our surface conditioning and microlithography products in Europe and the Asia-Pacific region as of the Closing Date, while Metron Technology will continue to represent FSI products in Israel.

      In conjunction with this transaction, we will advance up to $4.0 million to Metron Technology on a secured basis. On the Closing Date, the advance will be applied toward the repurchase by us of inventory and equipment that Metron Technology currently holds to support its obligations under the current distribution arrangement.

      Under the terms of the Transition Agreement, we have agreed to pay Metron Technology on the Closing Date an early termination fee of approximately $2.8 million. Subject to approval by Metron Technology’s shareholders, we will surrender on the Closing Date approximately 1.154 million Metron Technology common shares now owned by us in payment of this early termination fee. We will record a non-cash charge of approximately $2.8 million to selling, general and administrative expenses in the first quarter of fiscal 2003 associated with the early termination fee. We will also record a non-cash impairment charge of approximately $4.4 million to other expense in the first quarter of fiscal 2003 associated with utilizing shares of our Metron Technology stock as consideration for the payment of the early termination fee. If Metron Technology’s shareholders do not approve our surrender of shares as payment of the early termination fee, we may be required to make a cash payment of $2.8 million. In addition, we will also record a non-cash impairment charge of approximately $5.8 million to other expense for the 1.536 million shares of Metron Technology that we will continue to own after surrendering the 1.154 million shares of Metron Technology stock to Metron Technology.* The impairment charges are based upon the difference between our $6.17 per share carrying value and the $2.38 per share value agreed upon per the Transition Agreement.

      It is anticipated that approximately 90 Metron Technology employees who are currently dedicated to sales, technical service and applications engineering activities related to the distribution of our products in Europe and the Asia-Pacific region will be offered employment by us on the Closing Date.

      We would own 1.536 million shares, or approximately 12.9% of Metron Technology, after the transaction closes on March 1, 2003. The transaction is subject to a number of closing conditions, including approval by the Metron Technology shareholders of the use of the stock we own in Metron Technology as consideration for the termination fee.

Results of Operations

      In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” The SEC staff addressed several issues in SAB 101, including the timing of revenue recognition for sales that involve contractual customer acceptance provisions and installation of the product if these events occur after shipment and transfer of title. Historically, we generally recognized system revenue when the product was shipped, risk of loss had passed to the customer and collection of the resulting receivable was probable. Under the new accounting method, we changed our method of accounting for system sales to generally recognize revenue once the system’s pre-determined specifications or acceptance criteria are met. In the fourth fiscal quarter of 2001, we implemented the provisions of SAB 101, retroactive to the beginning of fiscal 2001. This was reported as a cumulative effect of a change in accounting principle as of August 27, 2000. This change resulted in a cumulative change in accounting principle of approximately $15.0 million, net of $0 taxes, or a charge of $0.59 per share. Pro forma amounts for the periods beginning before August 27, 2000 have not been presented as the effect of the change in accounting principle could not be reasonably determined.

      SAB 101 may add additional cycle time between order acceptance (booking) and revenue. Our goal is to minimize the impact of cycle time, but our systems are complex instruments and can require lengthy installation and integration into the fab. Therefore, we expect that SAB 101 will result in a slower revenue ramp when bookings are accelerating and a slower revenue decline when bookings are decelerating.

      Due to a significant decline in our stock price in the fourth quarter of fiscal 2002, the continued downturn in the industry and the overall global economic conditions, an impairment review of goodwill was completed as of August 31, 2002. As a result, the balance of goodwill was deemed other than temporarily impaired and we recorded a charge to selling, general and administrative expenses of $5.4 million in the fourth quarter of fiscal 2002.

      During the second quarter of fiscal 2002, in response to the continued delay in an industry recovery and the overall economy, we implemented cost reduction actions which included a 7% reduction in the overall workforce, salary cuts for all employees, a 50% decrease in planned capital expenditures and a reduction in other discretionary costs. We recorded approximately $500,000 of realignment charges in the second quarter, primarily related to severance costs. The realignment charges were allocated as follows: $250,000 to cost of goods sold, $230,000 to selling, general and administrative expense and $20,000 to research and development expense.

      In fiscal 2001, we implemented cost reduction plans including two reduction in workforce programs, merit increase delays, executive salary cuts of 10% and a reduction in other discretionary spending costs. As a result, we recorded $2.6 million in realignment charges associated with reduction in forces that occurred in March and June of 2001. These costs were allocated as follows: $600,000 to cost of goods sold, $1.5 million to selling, general and administrative expense and $500,000 to research and development expense.

      During the fourth quarter of fiscal 2000, we announced an infrastructure realignment program that included closing our Mountain View and Fremont, California facilities and the discontinuance of production of our nickel iron-plating product. We recorded realignment charges of approximately $4.1 million consisting of approximately $2.1 million of cost of goods sold, $1.3 million of selling, general and administrative expense and $0.7 million of research and development expense.

      In addition, in the first quarter of fiscal 2000, we recorded a $6.4 million in-process research and development write-off related to the acquisition of YieldUP and a gain of $5.4 million related to the sale of 612,000 shares of Metron Technology’s common stock held by us.

     Sales revenue and shipments

      As previously discussed, we implemented SAB 101 on August 27, 2000, the beginning of fiscal 2001. In general, under SAB 101, we defer revenue on certain system shipments until final acceptance is received from the customer, whereas, under historical accounting methods, revenue was generally recognized at the time of shipment. SAB 101 does not require the restatement of fiscal 2000 results.

      Fiscal 2002 SAB 101 revenues were $143.4 million as compared to $218.1 million in fiscal 2001. Sales revenues for the Microlithography Division decreased from $91.1 million in fiscal 2001 to $61.2 million in fiscal 2002. Sales revenues for the Surface Conditioning Division decreased from $127.0 million in fiscal 2001 to $82.1 million in fiscal 2002. Both the Microlithography Division and Surface Conditioning Division experienced revenue decreases due to the industry downturn, competitive pricing pressures and the global recession.

      Fiscal 2001 SAB 101 revenues were $218.1 million and fiscal 2001 shipments were $240.1 million. Sales revenue in fiscal 2000 was $219.8 million on a shipment basis. Revenues decreased for the Surface Conditioning Division for the 2001 fiscal year as compared to the 2000 fiscal year with an offsetting increase in the Microlithography Division. Sales revenues for the Surface Conditioning Division segment decreased from $136.8 million in fiscal 2000 to $127.0 million in fiscal 2001. Sales revenues for the Microlithography Division segment increased from $83.0 million in fiscal 2000 to $91.1 million in fiscal 2001.

      Shipments were $75.2 million in fiscal 2002 as compared to $240.1 million in fiscal 2001 and $219.8 million in fiscal 2000. The decline in shipments was due to the industry downturn, competitive pricing pressures and the global recession. Both divisions experienced shipment decreases from 2001 to 2002. Microlithography Division shipments decreased from $101.3 million in fiscal 2001 to $27.2 million in fiscal 2002. Surface Conditioning Division shipments decreased from $138.8 million in fiscal 2001 to $48.0 million in fiscal 2002. The increase in shipments from fiscal 2000 to 2001 was primarily related to Microlithography Division products. Microlithography Division shipments increased from $83.0 million in fiscal 2000 to $101.3 million in fiscal 2001. Surface Conditioning Division shipments increased slightly from $136.8 million in fiscal 2000 to $138.8 million in fiscal 2001.

      International sales were $40.9 million, representing 29% of total sales during fiscal 2002, $130.4 million, representing 60% of total sales during fiscal 2001, and $116.1 million, representing 53% of total sales during fiscal 2000. International sales are primarily through our affiliates, Metron Technology and m•FSI, and represented approximately 67% of international sales during fiscal 2002, 85% of international sales during fiscal 2001 and 87% of international sales during fiscal 2000. The decrease in international sales in fiscal 2002 occurred in all regions. Due to its broader customer base, the Surface Conditioning Division has a higher percentage of international sales than the Microlithography Division. (See Note 17 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s international sales.)

      We ended fiscal 2002 with a backlog of approximately $39.6 million, as compared to $37.1 million at the end of fiscal 2001. Backlog consists of orders with delivery dates within the next 12 months for which a customer purchase order has been received or a customer purchase order number has been communicated in writing to us. Because of the timing and relative size of orders and the possibility of cancellations or customer delays, backlog is not necessarily indicative of sales for future periods. Deferred revenue was approximately $7.8 million as of the end of fiscal 2002. Deferred revenue is included in deferred profit which is net of deferred cost of goods sold on the consolidated balance sheet.

      As a result of the fiscal 2002 year-end backlog and deferred revenue levels, we expect first quarter fiscal 2003 revenue to be in the range of $25.0 to $28.0 million.* We also expect 2003 first quarter orders to be below the fourth quarter of fiscal 2002 level of $30.0 million.*

     Gross profit

      Our gross profit margin fluctuates due to a number of factors, including the mix of products sold, as Surface Conditioning products generally have higher margins than the Microlithography products, the proportion of international sales, as international sales generally have lower margins as a result of selling through distributors, competitive pricing pressures and utilization of manufacturing capacity.

      Gross profit as a percentage of sales was 31.0% for fiscal 2002 as compared to 36.9% for fiscal 2001. The decrease in margins was primarily related to lower manufacturing-capacity utilization and competitive pricing pressures. Also, during the year we increased our inventory obsolescence reserve to account for the transition to the next generation products.

      Gross profit as a percentage of sales was 36.9% for fiscal 2001 and 36.6% for fiscal 2000. The year-over-year improvement was primarily due to improved capacity utilization associated with higher shipments, the consolidation of operations into two facilities, success of our cost reduction programs and related standard product margin improvements. The margin improvement was offset by a higher percentage of foreign sales, which generally carry lower margins. Margins were also negatively impacted by additional inventory write-offs and reserves and by cancellation penalties paid to subsystem suppliers and severance costs.

      The increase in inventory reserves, net for fiscal 2002 as compared to 2001, was $2.0 million. The decrease in inventory reserves, net from fiscal 2000 to fiscal 2001, was $3.3 million and was primarily due to the write-off and disposal of obsolete inventory against the reserve as we consolidated the Mountain View and Fremont operations into other facilities. We expect the gross profit margins for the first quarter of fiscal 2003 to decrease to 25 to 30% of revenues due to a lower mix of higher margin Surface Conditioning products and the continued under-utilization of our manufacturing capacity.*

     Selling, general and administrative expenses

      Selling, general and administrative expenses in fiscal 2002 were $44.9 million, or 31.3% of total sales, as compared to $50.3 million, or 23.1% of total sales, in fiscal 2001 and $50.4 million, or 22.9% of total sales, in fiscal 2000. The decrease in selling, general and administrative expense in fiscal 2002 reflects the cost reduction actions implemented during the second half of fiscal 2001, lower incentive compensation payments that resulted from lower orders and operating return on revenue. The decrease also reflects a $1.8 million reduction in amortization expense in fiscal 2002. The reduction in amortization expense was related to the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets.” The decrease was significantly offset by a litigation reserve for attorneys fees and other appeal costs in fiscal 2002 of approximately $2.5 million and the impairment charge to goodwill of $5.4 million recorded by the Surface Conditioning Division. The slight decrease in the selling, general and administrative dollar amount for fiscal 2001 as compared to fiscal 2000 was primarily due to reduced administration and information technology expenses and lower commissions and profit enhancement plan expenses due to lower order activity and operating losses. This decrease was offset by increased customer service costs due to higher travel expenses. Selling, general and administrative expenses include realignment charges of $0.2 million in fiscal 2002, $1.5 million in fiscal 2001 and $1.3 million in fiscal 2000.

      Selling, general and administrative expenses for the first quarter of fiscal 2003 are expected to increase slightly to $9.8 to $10.2 million as we begin to incur incremental costs associated with establishing our direct distribution organization in Europe and the Asia-Pacific region.* In addition, we will record a non-cash charge of approximately $2.8 million to selling, general and administrative expenses in the first quarter associated with the early termination of the distribution agreements with Metron Technology.* (See Note 23 of Notes to Consolidated Financial Statements.)

     Research and development expenses

      Research and development expenses for fiscal 2002 were $36.2 million, or 25.2% of total sales, as compared to $42.1 million, or 19.3% of sales, for fiscal 2001 and $37.3 million, or 17.0% of total sales, for fiscal 2000.

      The decrease in fiscal 2002 as compared to fiscal 2001 was related to timing of expenses associated with key product development programs and cost reduction actions. A significant portion of our research and development investment in 2002 was directed at reducing product costs, the MAGELLANTM product development initiative, improving product reliability and expanding the application capabilities of a number of our products.

      There was a one-time in process research and development (IPRD) write-off of $6.4 million relating to the YieldUP acquisition recorded in the first quarter of fiscal year 2000. Research and development expenses included realignment charges of $0.5 million in fiscal 2001 and $0.7 million in fiscal 2000.

      Our average investment on new product and process development programs as a percent of total sales has been approximately 20% for the past three years. We will continue to remain focused on critical technologies and strategically investing our research and development dollars, specifically in the immersion technology for Surface Conditioning products and 300mm products for both resist processing and surface conditioning.*

     Other income (expense), net

      Other income (expense), net was approximately $1.5 million of income, or 1.1% of total sales for fiscal 2002 as compared to $2.7 million of income, or 1.2% of total sales for fiscal 2001 and $7.5 million of income, or 3.4% of total sales, for fiscal 2000.

      The decrease in amounts for fiscal 2002 as compared to fiscal 2001 relates to a decline in interest rates, offset by higher average cash and marketable securities balances in fiscal 2002 than in fiscal 2001.

      The decrease in amounts for fiscal 2001 as compared to fiscal 2000 was primarily due to the $5.4 million gain from the sale of Metron Technology’s stock in 2000. We recognized the gain on the sale of approximately 612,000 shares of Metron Technology’s stock in its initial public offering during the first quarter of fiscal 2000.

      Interest expense is expected to be minimal for us in fiscal year 2003.*

      Interest income is expected to be approximately $200,000 to $250,000 for the first quarter of fiscal 2003, given our current level of cash reserves and the anticipated interest rates.*

      We expect to record an approximately $4.4 million non-cash impairment charge in the first quarter of fiscal 2003 associated with utilizing 1.154 million shares of its Metron Technology stock as consideration for the payment of the early termination fee to Metron Technology.* In addition, we will also record a non-cash impairment charge of approximately $5.8 million for the 1.536 million shares of Metron Technology that we will continue to own after surrendering the 1.154 million shares of Metron Technology stock to Metron Technology.* The impairment charges are based upon the difference between our $6.17 per share carrying value and the $2.38 per share value agreed upon per the Transition Agreement. (See note 23 of Notes to Consolidated Financial Statements.)

     Income tax (benefit) expense

      We recorded a tax benefit of $559,000 for fiscal 2002. This benefit was primarily a result of a refund that became available due to a tax law revision enacted in the third quarter of fiscal 2002. We filed the appropriate federal tax returns and received a cash refund of approximately $660,000 during the fourth quarter of fiscal 2002.

      We recorded tax expense of $600,000 for fiscal 2001 and $0 for fiscal 2000. The tax expense in fiscal 2001 related to state tax expense in states that do not allow loss carrybacks and tax expense related to the utilization of YieldUP net operating losses and a corresponding reduction in goodwill.

      Our deferred tax assets on the balance sheet as of August 31, 2002 have been fully reserved for with a valuation allowance. We do not expect to reduce our valuation allowance until we are consistently profitable on a quarterly basis.*

      Overall, we have net operating loss carryforwards for federal income tax purposes of approximately $92,600,000 at August 31, 2002, which will begin to expire in fiscal 2011 through fiscal 2019 if not utilized. Of this amount, approximately $15,032,000 is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1,382,000 per year.

     Equity in earnings (losses) of affiliates

      Equity in earnings (losses) of affiliates was approximately $15,000 of losses for fiscal 2002, $4.2 million of income for fiscal 2001, and $2.0 million of income for fiscal 2000. The loss in fiscal 2002 was due to the impact that deteriorating industry conditions had on Metron Technology and m•FSI. The income in fiscal 2001 and 2000 was due to profitable operations at both affiliates.

      As a result of the current industry conditions and its impact on our affiliates, we expect that the equity in losses of affiliates will be between $400,000 and $600,000 for the first quarter of fiscal 2003.*

     Net income (loss)

      Based upon achieving the anticipated revenue, gross margin and operating expense levels, we expect to record a net loss of $10 to $12 million in the first quarter of fiscal 2003, excluding any non-cash charges.* In addition, we anticipate recording approximately $12.9 million of non-cash charges in the first quarter of fiscal 2003, which includes a non-cash charge of $2.8 million to selling, general and administrative expenses associated with the early termination fee with Metron Technology, a non-cash impairment charge of approximately $4.4 million to other expense associated with utilizing shares of our Metron Technology stock as consideration for early termination and a non-cash impairment charge of approximately $5.8 million to other expense for the 1.536 million shares that we will continue to own after surrendering the 1.154 million shares of Metron Technology stock to Metron Technology.*

Liquidity and Capital Resources

      Our cash, restricted cash, cash equivalents and marketable securities were approximately $63.9 million as of August 31, 2002, an increase of $9.2 million from the end of fiscal 2001. The increase in cash, restricted cash, cash equivalents and marketable securities was due to $27.6 million of net proceeds from the private placement of common stock in April 2002. We also had proceeds from stock option exercises and employee stock purchase plan issuances of $2.1 million. We purchased $4.2 million of property, plant and equipment acquisitions and used cash of $17.4 million for operating activities. We remain focused on preserving cash to meet our working capital requirements during the growth phase of the next industry cycle.*

      Accounts receivable decreased $21.9 million from the end of fiscal 2001. The decrease in accounts receivable was due primarily to the decrease in fourth quarter shipments from $40.1 million in fiscal 2001 to $23.6 million in fiscal 2002.

      Inventory decreased approximately $4.0 million to $44.7 million at the end of fiscal 2002, as compared to $48.7 million at the end of fiscal 2001. The decrease in inventory was primarily in raw materials offset by an increase in work in process, of which the majority will be shipped in the first half of fiscal 2003.* Inventory reserves were $8.3 million at the end of fiscal 2002, of which 38% of the reserves related to the Surface Conditioning Division and 62% related to the Microlithography Division. This is compared to $6.3 million of inventory reserves at the end of fiscal 2001 of which 34% of the reserves related to the Surface Conditioning Division and 66% related to the Microlithography Division. The increase in the reserve related to lower booking levels due to industry conditions.

      As of August 31, 2002, our current ratio was 4.1 to 1.0, working capital was $100.6 million and we had no lines of credit or guarantees of affiliates.

      Our contractual cash obligations related to operating leases at August 31, 2002 are summarized as follows (in thousands):

Fiscal 2003	$500
Fiscal 2004	347
Fiscal 2005	302
Fiscal 2006	157

Total	$1,306

      As previously discussed, we have outstanding litigation regarding the Hsu matter. The total judgment against SSI together with post judgment interest as of August 31, 2002 aggregated approximately $6.5 million. SSI and the individual defendants have filed an appeal on a variety of grounds. In the third quarter of fiscal 2002, we posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, we entered into a letter of credit in the amount of $2.5 million with the surety company. This letter of credit is collateralized with restricted cash of approximately the same amount. The total balance of restricted cash as of August 31, 2002 was $3.1 million.

      Acquisitions of property, plant and equipment were $4.2 million in fiscal 2002, $8.5 million in fiscal 2001, and $7.1 million in fiscal 2000. We expect capital expenditures to be between $5.0 and $6.0 million in fiscal 2003.* Depreciation and amortization for fiscal 2003 is expected to be between approximately $13.0 and $14.0 million.*

      At the first quarter expected run rate, excluding the up to $4.0 million advance to Metron Technology, we anticipate using approximately $8.0 to $10.0 million of cash for operations.* We believe that with existing cash, cash receipts, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet our currently projected working capital requirements, to pay the $2.8 million termination fee to Metron Technology (if required to be paid in cash) and to meet other cash requirements through at least fiscal 2003.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies particularly those that are complementary to our surface conditioning business.* We may fund such activities with additional equity or debt financing.* The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.*

New Accounting Pronouncements

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

      SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. However, this Statement retains the requirement of APB No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This Statement also amends ARB No. 51, “Consolidated Financial Statements” to eliminate the exception to consolidation for a temporarily controlled subsidiary. We are required and plan to adopt the provision of SFAS No. 144 in the first quarter of fiscal 2003. The impact of the adoption of SFAS No. 144 is not expected to have an impact on our financial statements.

      In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes the adoption of SFAS No. 146 will not have a material effect on our financial statements.

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

      To compete, we must continue to develop, manufacture, and market new or improved products that meet changing industry standards. To do this successfully, we must:

•	select appropriate products;

•	design and develop our products efficiently and quickly;

•	implement our manufacturing and assembly processes efficiently and on time;

•	make products that perform well for our customers;

•	market and sell our products effectively; and

•	introduce our new products in a way that does not unexpectedly reduce sales of our existing products.

      Failure of our products to gain market acceptance would adversely affect our financial condition.

      We believe that our growth prospects depend upon our ability to gain customer acceptance of our products and technology, particularly 300mm products. Market acceptance of products depends upon numerous factors, including:

•	compatibility with existing manufacturing processes and products;

•	ability to displace incumbent suppliers or processes or tools of record;

•	perceived advantages over competing products; and

•	the level of customer service available to support such products.

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

      Product or process development problems could harm our results of operations.

      Our products are complex, and from time to time have defects or bugs that are difficult and costly to fix. This can harm our results of operations in the following ways:

•	we may incur substantial costs to ensure the functionality and reliability of products early in their life cycle;

•	repeated defects or bugs can reduce orders, increase manufacturing costs, adversely impact working capital and increase service and warranty expenses; and

•	we may require significant lead times between product introduction and commercialization.

      As a result, we may have to write off inventory and other assets related to products and could lose customers and revenue. There is no assurance that we will be successful in preventing product and process development problems that could potentially harm our results of operations.

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

      Certain of our long-lived assets have and others may become other than temporarily impaired, including our investment in affiliates.

      During the fourth quarter of fiscal 2002, our $5.4 million balance of goodwill was deemed other than temporarily impaired and a charge of $5.4 million was recorded to selling, general and administrative expenses. Our investment in our affiliate, Metron Technology, has a carrying value on the balance sheet of approximately $16.6 million. The fair value of Metron Technology is subject to stock market fluctuations. Based on the closing stock price of Metron Technology of $2.84 per share on August 30, 2002, the fair value of our investment in Metron Technology was approximately $7.6 million, or $9.0 million less than the carrying value on our balance sheet. While we determined at August 30, 2002 that our investment in Metron Technology was not other than temporarily impaired, our decision on October 8, 2002 to use Metron Technology shares with a value of $2.38 to settle the termination payment with Metron Technology triggered an impairment loss on that date for all of the shares we held. Accordingly, the difference between our $6.17 per share carrying value and the $2.38 per share value agreed upon per the Transition Agreement on the shares held will be recorded as a non-cash impairment charge in our quarter ending November 30, 2002. There can be no assurance that additional impairment charges will not be necessary depending on future economic conditions.

      Because of the volatility of our stock price, the ability to trade FSI shares may be adversely affected and our ability to raise capital through future equity financing may be reduced.

      Our stock price has been volatile in the past and may continue to be so in the future. In the 2002 fiscal year, for example, our stock price ranged from $4.10 to $16.25 per share.

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

      As a result of these factors, our future operating results are difficult to predict. Further, we base our current and future expense plans in significant part on our expectations of our longer-term future revenue. As a result, we expect our expense levels to be relatively fixed in the short-run. An unanticipated decline in revenue for a particular quarter may disproportionately affect our net income in that quarter. If our revenue is below our projections, then our operating results will also be below expectations. Any one of the factors we list above, or a combination of them, could adversely affect our quarterly results of operations, and consequently may cause a decline in our share price.

      Because of our equity position in our affiliated distributors, adverse results of these affiliates could adversely affect our results.

      The profits or losses of our affiliated distributors, Metron Technology B.V. and m•FSI Ltd., can also significantly affect our financial results. As of August 31, 2002, we had a 21% ownership interest in Metron Technology and a 49% interest in m•FSI. Metron Technology and m•FSI also distribute or sell products for companies other than us. If these affiliates lose the business of a significant company for which they distribute or sell products, lose a significant customer, or otherwise became less financially viable, it could have a negative effect on our financial condition.

      The transition of our European and Asia-Pacific sales and service from our distributor, Metron Technology, to a direct model may result in additional costs and risks.

      Sales through Metron Technology for fiscal 2002 were $22.1 million, or 15.4% of our total 2002 sales. On October 9, 2002, we entered into a Transition Agreement with Metron Technology related to the early termination of our distribution agreements with Metron Technology for Europe and the Asia-Pacific region effective March 1, 2003. Under the terms of the Transition Agreement, we will assume direct sales, service and applications support and logistics responsibilities for our surface conditioning and Microlithography products in Europe and the Asia-Pacific region as of the closing date, while Metron Technology will continue to represent our products in Israel.

      It is anticipated that approximately 90 Metron Technology employees who are currently dedicated to sales, technical service and applications engineering activities related to the distribution of our products in Europe and the Asia-Pacific region will be offered employment with us at the closing date. Our success in selling our products direct in these regions will be dependent upon hiring and retaining key support employees, implementing targeted marketing plans and developing direct relationships with our international customers’ key procurement personnel.

      Because of our limited experience in selling our products directly in Europe and the Asia-Pacific region, we expect to incur additional costs during the ramp-up period.

      The success of our transition to a primarily direct sales model in Europe and the Asia-Pacific region may be adversely impacted if we fail to have the appropriate systems and processes in place as of the Closing Date.

      Failure to close the Transition Agreement with Metron Technology could negatively impact our business and the market price of our common shares.

      The Transition Agreement with Metron Technology, whereby our distribution arrangements with Metron Technology will be substantially terminated, is subject to the satisfaction of a number of conditions prior to effectiveness. These conditions include Metron Technology shareholder approval to the use by us of our Metron Technology common stock to satisfy the early termination fee and the transfer of certain permits and product registrations from Metron Technology to us. If such conditions are not satisfied, or the early termination does not occur for any reason, we may experience the following adverse effects:

•	the market price of our common shares may decline to the extent that the current market price reflects a market assumption that the transition will be completed;

•	costs related to the Transition Agreement and the termination of the distribution agreements, such as legal fees and costs associated with preparing the infrastructure necessary to sell direct, will have been incurred and must be paid even if the transition is not completed; and

•	the diversion of our management from our day-to-day business and the unavoidable disruption to our employees and our relationships with customers during the transition period may make it difficult for us to regain our market position if the transition does not occur.

      Changes in demand caused by fluctuations in interest and currency exchange rates may reduce our international sales.

      Almost all of our direct international sales are denominated in U.S. dollars. Nonetheless, changes in demand caused by fluctuations in interest and currency exchange rates may affect our international sales. Historically, most of our international sales, however, were through our affiliated distributors. Metron Technology’s sales of our products and other companies’ products are denominated primarily in U.S. dollars, but Metron Technology’s expenses are generally denominated in foreign currencies. Accordingly, fluctuations in interest and currency exchange rates may affect Metron Technology’s financial results. Sales for m•FSI are denominated in yen. As a result, U.S. dollar/yen exchange rates may affect our equity interest in m•FSI’s earnings.

      Metron Technology and m•FSI sometimes engage in so-called “hedging” or risk-reducing transactions to try to limit the negative effects that the devaluation of foreign currencies relative to the U.S. dollar could have on operating results. They will do so if a sale denominated in a foreign currency is sufficiently large to justify the costs of hedging. To hedge a sale, Metron Technology or m•FSI typically will commit to buy U.S. dollars and sell the foreign currency at a given price at a future date. If the customer cancels the sale, Metron Technology or m•FSI may be forced to buy U.S. dollars and sell the foreign currency at market rates to meet its hedging obligations and may incur a loss in doing so. To date, the hedging activities of Metron Technology and m•FSI have not had any significant negative effect on us. The adoption of SFAS 133 by Metron Technology and m•FSI may cause more volatility in our equity in earnings of affiliates.

      Because of our plan to assume direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia-Pacific region starting in March 2003, we expect to incur labor, service and other expenses in foreign currencies. We intend to evaluate various hedging activities and other options to minimize fluctuations in interest and currency exchange rates. There is no assurance that we will be successful in minimizing foreign exchange rate risks and such failure may reduce our international sales or negatively impact our operating results.

      Because of the need to meet and comply with numerous foreign regulations and policies, the changeability of the political and economic environments in foreign jurisdictions and the difficulty of managing business overseas, we may not be able to sustain our historical level of international sales.

      We and our affiliates operate in a global market. In fiscal 2002, approximately 29% of our sales revenue derived from sales outside the United States. In fiscal 2001, approximately 60% of our sales revenue derived from sales outside the United States. In fiscal 2000, this figure was 53%. These figures include sales through Metron Technology and m•FSI, which accounted for 67% of international sales in fiscal 2002, 85% of international sales in fiscal 2001, and 87% of international sales in fiscal 2000. We expect that international sales will continue to represent a significant portion of total sales. Sales to customers outside the United States involve a number of risks, including the following:

•	imposition of government controls;

•	compliance with U.S. export laws and foreign laws;

•	political and economic instability;

•	trade restrictions;

•	changes in taxes and tariffs;

•	longer payment cycles;

•	difficulty of administering business overseas; and

•	general economic conditions.

      In particular, the Japanese and Asia Pacific markets are extremely competitive. The semiconductor device manufacturers located there are very aggressive in seeking price concessions from suppliers, including equipment manufacturers like us. In fiscal 2002, approximately 60% of our international sales were attributable to these markets.

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

      The microelectronics equipment industry is highly competitive. We face substantial competition throughout the world. We believe that to remain competitive, we will need significant financial resources to offer a broad range of products, to maintain customer service and support, and to invest in research and development. We believe that the microelectronics industry is becoming increasingly dominated by large manufacturers who have the resources to support customers on a worldwide basis. Some of our competitors have substantially greater financial, marketing, and customer-support capabilities than us. Large equipment manufacturers have or may enter the market areas in which we compete. In addition, smaller, emerging microelectronics equipment companies provide innovative technology. We expect that our competitors will continue to improve the design and performance of their existing products and processes. We also expect them to introduce new products and processes with better performance and pricing. We cannot guarantee that we will continue to compete effectively in the United States or elsewhere. This could have a significant negative impact on our business, operating results and financial condition.

      Because we do not have long-term sales commitments with our customers, if these customers decide to reduce, delay or cancel orders or choose to deal with our competitors, then our results will be adversely affected.

      If our significant customers, including IBM, Texas Instruments, STMicroelectronics or Philips Semiconductor, reduce, delay, or cancel orders, then our operating results could suffer. Our largest customers have changed from year to year, however, sales to our top five customers accounted for approximately 53% of total revenues in fiscal 2002, 46% of total revenues in fiscal 2001 and 45% of total revenues in fiscal 2000. IBM accounted for approximately 11% of total revenues in fiscal 2002. Texas Instruments accounted for 29% of total revenues in fiscal 2002, 14% of total revenues in fiscal 2001 and 15% of total revenues in fiscal 2000. Philips Semiconductor accounted for approximately 10% of our total revenues in fiscal 2001. STMicroelectronics represented 11% of total revenues in fiscal 2000. We currently have no long-term sales commitments with any of our customers. Instead, we generally make sales under purchase orders. Our backlog at August 31, 2002 was $39.6 million of which 51% was comprised of orders from two customers. All orders are subject to cancellation or delay by the customer.

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

      We currently are, and in the future, may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, contracts and other matters. These legal proceedings and claims, whether with or without merit, could be time-consuming and expensive to prosecute or defend, and could divert management’s attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. If we are not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms and/or successfully prosecute or defend its position, our business, financial condition and results of operations could be materially and adversely affected.

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

      Changes to financial accounting standards may affect our reported results of operations.

      We prepare our financial statements to conform with accounting principles generally accepted in the United States of America (“GAAP”). The GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced.

      Accounting policies affecting many other aspects of our business, including rules relating to purchase accounting for business combinations, revenue recognition, in-process research and development charges, employee stock purchase plans and stock option grants, have recently been revised or are under review. Changes to those rules or the questioning of our current accounting practices may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, our preparation of financial statements in accordance with GAAP requires that it make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statement and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact its future operating results.

      We do not intend to pay dividends.

      We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. As of August 31, 2002 our investments in affiliates include a 21% interest in Metron Technology and a 49% interest in m•FSI Ltd. Metron Technology operates mainly in Europe, Asia Pacific and the United States. m•FSI Ltd. operates in Japan. Approximately 80% of fiscal 2002 sales to affiliates were to Metron Technology. We denominate all U.S. export sales in U.S. dollars.

      Metron Technology attempts to limit its exposure to changing foreign currency exchange rates through operational and financial market actions. Products are sold in a number of countries throughout the world resulting in a diverse portfolio of transactions denominated in foreign currencies. Certain short-term foreign currency exposures are managed by the purchase of forward contracts to offset the earnings and cash flow impact of non-functional currency denominated receivables and payables.

      We do not have significant exposure to changing interest rates as all material outstanding debt was repaid on September 3, 1999 and all marketable securities consist of debt instruments, 100% of which mature within one year. As of year-end, amortized cost approximates market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $637,000 based on cash, restricted cash, cash equivalents and marketable security balances as of August 31, 2002.

      Our investment in our affiliate, Metron Technology, is accounted for by the equity method of accounting and has a carrying value on the balance sheet of approximately $16.6 million. The fair value of Metron Technology is subject to stock market fluctuations. Based on the closing stock price of Metron Technology of $2.84 per share on August 30, 2002, the fair value of our investment in Metron Technology was approximately $7.6 million, or $9.0 million less than the carrying value on our balance sheet. The stock price of Metron Technology ranged from $2.84 to $11.95 per share during fiscal 2002. While we determined at August 30, 2002 that our investment in Metron Technology was not other-than temporarily impaired, our decision on October 8, 2002 to use Metron Technology shares with a value of $2.38 to settle the termination payment with Metron Technology triggered an impairment loss on that date for all of the shares we held. Accordingly, the difference between our $6.17 per share carrying value and the $2.38 per share value agreed upon per the Transition Agreement on the shares held will be recorded as a non-cash impairment charge in our quarter ending November 30, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended August 31, 2002, August 25, 2001 and August 26, 2000
(in thousands, except per share amounts)

	2002	2001	2000

Sales (including sales to affiliates of $27,526, $111,140, and $100,855, respectively)	$143,374	$218,078	$219,787
Cost of goods sold	98,999	137,682	139,424

Gross profit	44,375	80,396	80,363
Selling, general and administrative expenses	44,917	50,331	50,400
In-process research and development write-off	—	—	6,370
Research and development expenses	36,197	42,118	37,330

Operating loss	(36,739)	(12,053)	(13,737)
Gain on sale of investment in affiliates	—	—	5,410
Interest expense	(121)	(93)	(379)
Interest income	1,534	2,578	2,446
Other income, net	119	212	70

Loss before income taxes	(35,207)	(9,356)	(6,190)
Income tax (benefit) expense	(559)	600	—

Loss before equity in (losses) earnings of affiliates	(34,648)	(9,956)	(6,190)
Equity in (losses) earnings of affiliates	(15)	4,196	2,047

Net loss from continuing operations	(34,663)	(5,760)	(4,143)
Discontinued operations — loss on sale of net assets of discontinued operations	—	—	(400)

Net loss before cumulative effect of a change in accounting principle	(34,663)	(5,760)	(4,543)
Cumulative effect of change in accounting principle, net of tax	—	(14,969)	—

Net loss	$(34,663)	$(20,729)	$(4,543)

Loss per share — basic and diluted
Continuing operations	$(1.26)	$(0.22)	$(0.17)
Discontinued operations	—	—	(0.01)

Loss before cumulative effect of change in accounting principle	(1.26)	(0.22)	(0.18)
Cumulative effect of change in accounting principle, net of tax	—	(0.59)	—

Loss — basic and diluted	$(1.26)	$(0.81)	$(0.18)

Weighted average common shares — basic	27,450	25,543	24,810
Weighted average common and potential common shares — diluted	27,450	25,543	24,810

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	August 31,	August 25,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$55,028	$44,120
Restricted cash	3,131	—
Marketable securities	5,709	10,508
Trade accounts receivable, less allowance for doubtful accounts of $1,609, and $2,134, respectively	7,037	21,719
Trade accounts receivable from affiliates	12,391	19,655
Inventories	44,693	48,699
Notes receivable from related party	—	658
Prepaid expenses and other current assets	4,617	5,325
Employee receivables	114

Total current assets	132,720	150,684

Property, plant and equipment, net	47,350	55,129
Investment in affiliates	22,723	22,158
Goodwill, net	—	5,356
Other intangible assets, net	6,636	9,239
Employee receivables	41	174
Deposits and other assets	2,300	2,547

	$211,770	$245,287

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$9,146	$10,207
Accrued expenses	18,877	20,712
Deferred profit	4,115	30,350

Total current liabilities	32,138	61,269
Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized; none issued and outstanding	—	—
Series A Junior Participating Preferred stock, no par value; 300 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 29,463 and 25,984 shares, respectively	224,043	194,345
Accumulated deficit	(43,047)	(8,265)
Accumulated other comprehensive loss	(1,364)	(2,062)

Total stockholders’ equity	179,632	184,018
Commitments and contingencies (Notes 6, 11 and 22)

	$211,770	$245,287

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended August 31, 2002, August 25, 2001, and August 26, 2000
(in thousands)

	Common Stock		Retained	Accumulated
			Earnings	Other
	Number of		(Accumulated	Comprehensive
	Shares	Amount	Deficit)	Income (Loss)	Total

Balance, August 28, 1999	23,392	$165,625	$11,915	$(1,228)	$176,312
Stock issuance	680	5,361	—	—	5,361
Stock issuance related to acquisition of YieldUP	1,303	19,267	—	—	19,267
Accretion in investment in affiliates	—	—	4,822	—	4,822
Comprehensive (loss) income:
Cumulative translation adjustment	—	—	—	570	570
Net loss	—	—	(4,543)	—	(4,543)

Total comprehensive loss	—	—	—	—	(3,973)

Balance, August 26, 2000	25,375	190,253	12,194	(658)	201,789
Stock issuance	609	4,092	—	—	4,092
Accretion in investment in affiliates	—	—	270	—	270
Comprehensive (loss) income:
Cumulative translation adjustment	—	—	—	(1,404)	(1,404)
Net loss	—	—	(20,729)	—	(20,729)

Total comprehensive loss	—	—	—	—	(22,133)

Balance August 25, 2001	25,984	194,345	(8,265)	(2,062)	184,018
Net proceeds from private placement of common stock	3,111	27,584	—	—	27,584
Stock issuance	368	2,114	—	—	2,114
Dilution in investment in affiliates	—	—	(119)	—	(119)
Comprehensive (loss) income:
Cumulative translation adjustment	—	—	—	698	698
Net loss	—	—	(34,663)	—	(34,663)

Total comprehensive loss	—	—	—	—	(33,965)

Balance August 31, 2002	29,463	$224,043	$(43,047)	$(1,364)	$179,632

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended August 31, 2002, August 25, 2001, and August 26, 2000
(in thousands)

	2002	2001	2000

Operating Activities
Net loss	$(34,663)	$(20,729)	$(4,543)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Writedown of long term investment	250	—	—
Write-off of goodwill	5,356	—	—
Cumulative effect of accounting change, net of taxes	—	14,969	—
Gain on sale of investment in affiliates	—	—	(5,410)
Loss from discontinued operations	—	—	400
Write-off of in-process research and development	—	—	6,370
Depreciation	10,914	11,680	11,730
Amortization	2,603	5,010	4,986
Provision for allowance for doubtful accounts	60	(246)	887
Write-off of accounts receivable	(585)	(849)	(237)
Provision for inventory reserves	4,500	4,363	1,016
Disposal of inventory	(2,547)	(7,669)	(4,971)
Equity in losses (earnings) of affiliates	15	(4,196)	(2,047)
Gain on disposal of equipment	—	(45)	—
Changes in operating assets and liabilities:
Trade accounts receivable	22,470	15,198	(25,036)
Inventories	2,132	3,072	(8,766)
Prepaid expenses and other current assets	1,252	(245)	(9,180)
Trade accounts payable	(1,061)	(8,768)	2,645
Refundable income taxes	—	—	161
Accrued expenses	(1,835)	(3,103)	12,648
Deferred profit	(26,235)	8,168	3,411
Customer deposits	—	—	(453)
Other	—	—	542

Net cash (used in) provided by operating activities	(17,374)	16,610	(15,847)
Investing Activities
Proceeds from the sale of investment in affiliates	—	—	7,399
Acquisition of property, plant and equipment	(4,224)	(8,484)	(7,064)
Purchase of marketable securities	(13,696)	(15,483)	(5,960)
Investment in YieldUP, net of cash	—	—	(6,523)
Sale of marketable securities	1,763	—	—
Maturities of marketable securities	16,732	12,540	26,077
Decrease (increase) in deposits and other assets	130	267	(1,398)
Proceeds from sale of property, plant and equipment	1,010	—	622

Net cash provided by (used in) investing activities	1,715	(11,160)	13,153
Financing Activities
Principal payments on long-term debt	—	(60)	(30,355)
Increase in restricted cash	(3,131)	—	—
Net proceeds from private placement of common stock	27,584	—	—
Net proceeds from issuance of common stock	2,114	4,092	5,361

Net cash provided by (used in) financing activities	26,567	4,032	(24,994)
Increase (decrease) in cash and cash equivalents	10,908	9,482	(27,688)
Cash and cash equivalents at beginning of year	44,120	34,638	62,326

Cash and cash equivalents at end of year	$55,028	$44,120	$34,638

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended August 31, 2002, August 25, 2001, and August 26, 2000

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

     Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of FSI International, Inc. and its wholly owned subsidiaries, FSI International Asia, Ltd., FSI International Semiconductor Equipment Pte. Ltd., a foreign sales corporation (FSC), SCD Mountain View, Inc., Semiconductor Systems, Inc. and its branch office, FSI Malaysia SDN BHD. All significant intercompany balances and transactions have been eliminated in consolidation.

      The Company’s fiscal year ends on the last Saturday in August and is comprised of 52 or 53 weeks. Fiscal 2002 consisted of a 53-week period. Fiscal 2001 and 2000 consisted of 52-week periods.

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

      In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $15.0 million (after reduction for income taxes of $0) or $0.59 per share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year 2001.

      The deferred revenue balance as of August 27, 2000 relating to the implementation of SAB 101 was $43.5 million. This amount is comprised of equipment that was shipped and previously recorded as revenue but had not been accepted or did not qualify for multiple-element accounting as of August 26, 2000. Of the $43.5 million in deferred revenue, $42.0 million was recognized as revenue in fiscal 2001 and $1.5 million was recognized in fiscal 2002.

      The deferred profit balance as of August 27, 2000, which consists of deferred revenue less deferred amounts related to cost of sales, was approximately $14.8 million. Of the $14.8 million in deferred profit, $14.3 million was recognized in fiscal 2001 and $0.5 million was recognized in fiscal 2002.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Other Comprehensive Income (Loss)

      Other comprehensive income (loss) pertains to revenues, expenses, gains, and losses that are not included in net income (loss), but rather are recorded directly in stockholders’ equity. For fiscal 2002, 2001 and 2000, the only item of other comprehensive income (loss) was related to foreign currency translation adjustment.

     Cash and Cash Equivalents

      All highly liquid investments purchased with an original effective maturity of three months or less are considered to be cash equivalents.

     Marketable Securities

      The Company classifies its marketable debt securities as available-for-sale and carries these securities at amounts that approximate fair market value. Unrealized holding gains and losses, if any, are excluded from earnings and reported as a net amount in a separate component of stockholders’ equity until realized.

     Trade Accounts Receivable

      Trade accounts receivable are recorded net of an allowance for doubtful accounts.

     Inventories

      Inventories are valued at the lower of cost, determined by the first in, first out method, or net realizable value.

     Property, Plant and Equipment

      Building and related costs are carried at cost and depreciated on a straight-line basis over a 30 year period. Leasehold improvements are carried at cost and amortized over a 3 to 5 year period or the term of the underlying lease, whichever is shorter. Equipment is carried at cost and depreciated on a straight-line method over its estimated economic life. Principal economic lives for equipment are 1 to 7 years. Software developed for internal use is amortized over 3 to 5 years beginning when the system is placed in service. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed from the accounts and gains or losses are included in other income (expense). Maintenance and repairs are expensed as incurred; significant renewals and improvements are capitalized.

     Intangible Assets

      Patents, license fees and other intangible assets are capitalized based on their estimated fair value and amortized over their estimated economic or legal lives, whichever is shorter, ranging from 3 to 9 years.

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets” which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of that Statement. The Company adopted SFAS No. 142 in the first quarter of fiscal 2002 and accordingly evaluated its existing intangible assets and goodwill that were acquired in a prior business combination, and determined there were no reclassifications necessary in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company reassessed the useful lives and residual

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values of all intangible assets acquired in business combinations, and determined that there were no amortization period adjustments necessary. If an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first year of adoption. Other than goodwill, the Company has no intangible assets with indefinite useful lives.

      In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company determined the fair value of each reporting unit and compared it to the reporting unit’s carrying amount. As of August 26, 2001, each reporting unit’s fair value exceeded its carrying amount, and therefore there was no indication that the reporting unit’s goodwill was impaired. Accordingly, the Company was not required to perform the second step of the transitional impairment test.

      In the second step, the Company would be required to compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities (in a manner similar to a purchase price allocation) to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. The Company did not record any transitional impairment loss. As of the date of adoption, the Company had approximately $5.4 million of unamortized goodwill subject to the transition provisions of SFAS 141 and 142.

      Due to a significant decline in the Company’s stock price in the fourth quarter of fiscal 2002, the continued downturn in the industry and the overall global economic conditions, another impairment review was completed as of August 31, 2002. As a result, the balance of goodwill was deemed other than temporarily impaired and the Company recorded a charge to selling, general and administrative expenses of $5.4 million in the fourth quarter of fiscal 2002.

      For the fiscal year ended August 31, 2002 and August 25, 2001, the goodwill amortization, adjusted net income and basic and diluted earnings per share were as follows (in thousands, except per share amounts):

	For the Fiscal Year Ended

	August 31,	August 25,	August 26,
	2002	2001	2000

Net loss	$(34,663)	$(20,729)	$(4,543)
Add back goodwill amortization	—	1,837	1,081

Adjusted net loss	$(34,663)	$(18,892)	$(3,462)

Basic and diluted earnings per share:
Net loss	$(1.26)	$(0.81)	$(0.18)
Goodwill amortization	—	0.07	0.04

Adjusted net loss	$(1.26)	$(0.74)	$(0.14)

      Amortization of intangibles for the fiscal year 2002 was $2,603,000. The estimated aggregate amortization for the next five years is $2,313,000 in fiscal 2003, $2,266,000 in fiscal 2004, $690,000 in fiscal 2005, $436,000 in fiscal 2006 and $436,000 in fiscal 2007.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible assets as of August 31, 2002 and August 25, 2001 consisted of the following (in thousands):

	As of August 31, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$9,150	$5,236	$3,914
Patents	4,285	1,575	2,710
License fees	500	500	—
Other	420	408	12

	$14,355	$7,719	$6,636

	As of August 25, 2001

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Goodwill	$8,273	$2,917	$5,356
Developed technology	9,150	3,406	5,744
Patents	4,285	1,067	3,218
License fees	500	333	167
Other	420	310	110

	$22,628	$8,033	$14,595

     Investment in Affiliates

      The Company’s investment in affiliated companies consists of a 21% interest in Metron Technology and a 49% interest in m•FSI Ltd. Each investment is accounted for by the equity method utilizing a three-month and a two-month lag due to the affiliates’ respective May and June year ends. Summary financial information for these affiliates is included in Note 10.

      The Company defers recognition of the profit on sales to affiliates which remain in the affiliates’ inventory based on the Company’s ownership percentage of the affiliate.

      The book value of the Company’s long-term investment in affiliates is reviewed for other than temporary impairment on an annual basis or as deemed necessary. (See Note 23.)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Inventory Reserves

      The Company records reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these reserves are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives and forecasted sales demand.

     Allowance for Doubtful Accounts

      The Company must make estimates of the uncollectibility of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

     Foreign Currency Translation

      Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates. Operating results for investees are translated into U.S. dollars using the average rates of exchange prevailing during the year. Foreign currency translation adjustments are included in the accumulated other comprehensive loss account in stockholders’ equity.

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

     Derivative Instruments and Hedging Activities

      The Company does not use derivative financial instruments for trading or speculative purposes. The Company did not engage in any hedging activities during fiscal 2002.

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

     Employee Stock Plans

      In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company elected to continue to apply the provisions of Accounting Principles Board’s Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock option and stock purchase plans and therefore is not required to recognize compensation expense in connection with these plans as long as the quoted market price of the Company’s stock at the date of grant equals the amount the employee must pay to acquire the stock. Companies that continue to use APB No. 25 are required to present in the notes to the consolidated financial statements the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value of options granted (see Note 15).

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

      In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes the adoption of SFAS No. 146 will not have a material effect on the Company’s financial statements.

     Reclassifications

      Certain fiscal 2001 and 2000 amounts have been reclassified to conform to the current year presentation.

(2) Realignment Costs

      In the second quarter of fiscal 2002, in response to the continued delay in an industry recovery, the Company implemented additional cost reduction actions which included a 7 percent reduction in the overall workforce, salary cuts for all employees, a 50 percent decrease in planned capital expenditures and a reduction in other discretionary costs. The Company’s headcount was approximately 640 after the reduction. The Company recorded approximately $500,000 of realignment charges, primarily related to severance costs. The realignment charges were allocated as follows: $250,000 to cost of goods sold, $230,000 to selling, general and administrative expense and $20,000 to research and development expense. The accruals were paid or utilized by the end of the second quarter of fiscal 2002.

      During the third and fourth quarters of fiscal 2001, due to the industry slowdown, the Company implemented cost reduction plans. The plans included a 30 percent reduction in the Company’s overall workforce or approximately 270 positions. During fiscal 2001, the Company recorded a $2.6 million realignment charge for the reduction in its workforce that was allocated as follows: $600,000 to cost of goods sold, $1,500,000 to selling, general and administrative expense and $500,000 to research and development expense. Additionally, the Company implemented a delay in a merit increase, executive salary cuts of ten percent and a reduction in other discretionary spending. Accruals of $12,000 related to

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

severance costs remained at August 25, 2001 and were paid or utilized by the end of the first quarter of fiscal 2002.

      During the fourth quarter of fiscal 2000, the Company announced an infrastructure realignment program closing its Mountain View and Fremont, California facilities and the discontinuance of production of its nickel iron-plating product. The Company recorded realignment charges of approximately $4,100,000 consisting of approximately $1,000,000 in reduction in its workforce which included $500,000 related to the assembled workforce intangible asset established at the time of the YieldUP acquisition. Additionally, the realignment charges also included approximately $1,400,000 for consolidation of facilities, approximately $1,300,000 for liabilities associated with the discontinuance of a product and approximately $400,000 for additional inventory reserves. The infrastructure realignment resulted in approximately 50 positions being eliminated in the fourth quarter of 2000 and the first quarter of fiscal 2001. The realignment charge for the consolidation of facilities was for noncancellable lease payments on the closed facilities and the write-off of leasehold improvements and other fixed assets. These realignment charges were allocated as follows: $2,100,000 of cost of goods sold expenses, $1,300,000 of selling, general and administrative expenses and $700,000 of research and development expenses. The accruals were paid or utilized by the end of fiscal 2002.

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

      The carrying value of the Company’s financial instruments reflected on the balance sheet, including cash, cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, approximate fair value at August 31, 2002, due to their short maturities.

      As of August 31, 2002 and August 25, 2001, all marketable securities were classified as available-for-sale. At August 31, 2002, marketable securities consisted of $5,709,000 of corporate bonds that contractually mature within 12 months.

      At August 31, 2002, $54.0 million of investments in debt securities purchased with an original effective maturity date of less than three months are included in cash and cash equivalents on the consolidated balance sheet.

      The Company has an investment in Metron Technology of $16,602,000 on the balance sheet as of August 31, 2002 accounted for by the equity method. Based on the closing stock price of Metron Technology on August 30, 2002, the fair value of the Company’s investment was approximately $7,642,000.

      While the Company determined at August 30, 2002 that its investment in Metron Technology was not other than temporarily impaired, its decision on October 8, 2002 to use Metron Technology shares with a value of $2.38 to settle the termination payment with Metron Technology triggered an impairment loss on that date for all of the shares that the Company held. Accordingly, the difference between the

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$6.17 per share carrying value and the $2.38 per share value agreed upon per the Transition Agreement on the shares held will be recorded as a non-cash impairment charge in the quarter ending November 30, 2002.

      Gross unrealized holding gains and losses and gross realized gains and losses on sales of marketable securities were not significant as of and for the years ended August 31, 2002, August 25, 2001, and August 26, 2000. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available to meet the Company’s current cash requirements.

(4) Acquisition of YieldUP

      On October 20, 1999, the Company acquired YieldUP International Corporation (now known as SCD Mountain View, Inc.) by paying approximately $6,083,000 in cash and issuing 1,303,000 shares of common stock to YieldUP shareholders. Under the definitive agreement, the YieldUP shareholders received $0.7313 and 0.1567 of a share of FSI common stock for each share of YieldUP stock. The Company also issued options covering 209,278 shares of Company common stock in substitution for previously outstanding options to acquire shares of YieldUP’s common stock.

      The acquisition was accounted for under the purchase method of accounting and the consolidated financial statements of the Company include the results of SCD Mountain View since October 20, 1999. The purchase price was allocated to the fair value of the assets and liabilities as follows (in thousands):

Net tangible assets	$(3,405)
Identified intangibles and goodwill	23,024
In-process research and development	6,370
Value of FSI stock issued and converted options and warrants	(19,267)
Acquisition costs	(639)

Cash paid	$6,083

      The Company allocated $6,370,000 of the YieldUP purchase price to acquired in-process research and development related to acquired projects, which were estimated to be 65% complete. In-process research and development was valued by discounting forecasted cash flow directly related to the products expected to result from the subject research and development.

      Prior to the acquisition, two patent infringement lawsuits were filed against YieldUP, which if resolved unfavorably could have a material adverse impact on the Company (See Note 22).

(5) Earnings (Loss) Per Share

      Basic and diluted earnings per share are the same for the fiscal years 2002, 2001 and 2000 as the effect of common stock equivalents was not included in the calculation of diluted earnings per share because their inclusion would have been anti-dilutive due to net losses each year. Common stock equivalents of 166,800 shares were excluded in fiscal 2002, 485,005 shares were excluded in fiscal 2001 and 1,012,469 shares were excluded in fiscal 2000.

(6) Related Party Transactions and Other Lease Commitments

      On August 24, 2001, the Company sold certain assets to I-TECH Products, LLC (I-TECH). These assets were associated with the Company’s fabrication facilities located in Chaska, Minnesota. The Company’s employees who were working within the fabrication facility were terminated by the Company and subsequently hired by I-TECH. In addition, the building lease agreements were assigned to I-TECH.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

I-TECH is a newly formed limited liability corporation owned by the Company’s former Chairman, the former Chairman’s family trust and other individual family members. The total cash received for the assets was $400,000. The gain on the sale of assets was approximately $4,400.

      FSI also transferred inventory to I-TECH at cost. The total inventory transferred was approximately $553,000 of raw materials plus $112,000 of work-in-process. The inventory was purchased under promissory notes with payment terms of 3 to 6 months with interest at an annual rate of 6.0%. The notes were paid in full as of August 31, 2002.

      The Company has operating lease agreements for equipment and manufacturing and office facilities. Through October 31, 2001, the Company leased its corporate headquarters from a partnership of which a partner was an officer, director and shareholder of the Company at that time.

      The future net minimum lease payments for all other leases with noncancellable lease terms in excess of one year at August 31, 2002 are as follows (in thousands):

Fiscal Year Ending August:
2003	$500
2004	347
2005	302
2006	157
Thereafter	—

Total minimum lease payments	$1,306

      Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended

	August 31,	August 25,	August 26,
	2002	2001	2000

Rent expense for related party leases	$—	$448	$440
Rent expense for other operating leases	876	1,692	1,810

	$876	$2,140	$2,250

(7) Inventories

      Inventories are summarized as follows (in thousands):

	August 31,	August 25,
	2002	2001

Finished products	$3,634	$5,621
Work in process	20,609	13,442
Subassemblies	2,186	1,777
Raw materials and purchased parts	18,264	27,859

	$44,693	$48,699

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Property, Plant and Equipment

      The components of property, plant and equipment are as follows (in thousands):

	August 31,	August 25,
	2002	2001

Land	$982	$1,992
Building and leasehold improvements	49,419	49,260
Office furniture and equipment	6,572	6,571
Computer hardware and software	29,142	30,027
Manufacturing equipment	3,581	3,333
Lab equipment	22,603	20,341
Tooling	710	351
Capital programs in progress	415	447

	113,424	112,322
Less accumulated depreciation and amortization	(66,074)	(57,193)

	$47,350	$55,129

(9) Other Intangible Assets, Net

      The components of other intangible assets are as follows (in thousands):

	August 31,	August 25,
	2002	2001

Developed technology	$9,150	$9,150
Patents	4,285	4,285
License fees	500	500
Other	420	420

	14,355	14,355
Less accumulated amortization	(7,719)	(5,116)

	$6,636	$9,239

      As a result of the acquisition of YieldUP during the first quarter of fiscal 2000, the Company recorded $16,983,000 of other intangibles which included $233,000 for patents acquired from YieldUP. The Company recorded $2,436,000 of amortization in fiscal 2002, $2,505,000 of amortization in fiscal 2001 and $2,331,000 of amortization in fiscal 2000 related to these intangibles, and $167,000 of amortization related to a technology license agreement in fiscal 2002, 2001 and 2000. As a result of the closing of the Mountain View facility in the fourth quarter of fiscal 2000, $542,000 of the assembled workforce intangible asset was written off.

(10) Investments in Affiliates

      Metron Technology successfully completed the initial public offering of 3,750,000 shares of its common stock at an offering price of $13.00 per share on November 19, 1999. The Company sold approximately 612,000 shares of its Metron Technology shares and recorded a gain of approximately $5,400,000. The initial public offering resulted in the accretion of the Company’s investment in Metron Technology of approximately $4,606,108 and as a result the Company recorded a charge to retained earnings to reflect this accretion. The Company’s ownership in Metron Technology as of August 31, 2002 is 21%. The Company’s ownership in Metron Technology could be diluted by the exercise of stock options, if Metron Technology issues stock in acquisitions or secondary offerings or if we return stock to Metron Technology as a consideration for the early termination of the distribution agreement (see Note 23).

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of assets, liabilities and results of operations for Metron Technology and m•FSI Ltd., accounted for by the equity method, is as follows (in thousands):

  Metron Technology:

	May 31,

	2002	2001

Current assets	$128,528	$185,222
Noncurrent assets	35,108	28,277
Current liabilities	78,383	130,107
Noncurrent liabilities	4,884	3,249
Total stockholders’ equity	80,369	80,143

	Fiscal Year Ended May 31,

	2002	2001	2000

Sales	$232,240	$517,441	$337,551
Net (loss)income	(2,768)	11,510	7,752

     m•FSI Ltd:

	June 30,

	2002	2001

Current assets	$14,834	$39,825
Noncurrent assets	14,267	12,818
Current liabilities	7,092	31,526
Noncurrent liabilities	9,645	10,432
Total stockholders’ equity	12,364	10,686

	Fiscal Year Ended June 30,

	2002	2001	2000

Sales	$31,031	$45,639	$22,539
Net income	1,159	2,624	151

      Metron Technology operates mainly in Europe, Asia Pacific and the United States. m•FSI Ltd. operates in Japan.

      The Company sold approximately $27,526,000 in fiscal 2002, $111,140,000 in fiscal 2001 and $100,855,000 in fiscal 2000, of its products in the aggregate to Metron Technology and m•FSI Ltd. In addition, the Company paid Metron Technology a commission for direct sales to Asia-Pacific customers of $470,000 in fiscal 2002, $593,000 in fiscal 2001 and $663,000 in fiscal 2000. Trade accounts receivable from affiliates was $12,391,000 at August 31, 2002 and $19,655,000 at August 25, 2001, and deferred profit from affiliates was $1,614,000 at August 31, 2002 and $3,069,000 at August 25, 2001.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11) Accrued Expenses

      Accrued expenses are summarized as follows (in thousands):

	August 31,	August 25,
	2002	2001

Commissions	$173	$345
Commissions due affiliates	—	397
Salaries and benefits	2,795	2,631
Pension and profit sharing	—	857
Product warranty	5,866	8,604
Professional fees	5,471	2,932
Income taxes	1,344	705
Other	3,228	4,241

	$18,877	$20,712

(12) Deferred Profit

      Deferred profit as of the end of the fiscal year consists of (in thousands):

	August 31,	August 25
	2002	2001

Deferred revenue	$7,772	$76,004
Deferred cost of goods sold	(3,657)	(45,654)

Deferred profit	$4,115	$30,350

(13) Income Taxes

      The provision for income tax (benefit) expense is summarized as follows (in thousands):

	Fiscal Year Ended

	August 31,	August 25,	August 26,
	2002	2001	2000

Current:
Federal	$(662)	$—	$—
Foreign	—	—	—
State	103	99	—

	(559)	99	—

Deferred:
Federal	—	501	—
Foreign	—	—	—
State	—	—	—

	—	501	—

	$(559)	$600	$—

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 31, 2002 and August 25, 2001 were as follows (in thousands):

	August 31,	August 25,
	2002	2001

Deferred tax assets:
Inventory differences	$4,445	$2,811
Deferred profit	675	9,172
Accounts receivable	612	811
Research and development credit carryforwards	2,677	1,773
Alternative minimum tax carryforwards	—	662
Net operating loss carryforwards	35,100	15,100
Accruals	3,007	4,029
Other, net	1,956	1,580

Total gross deferred tax assets	48,472	35,938
Deferred tax liabilities:
Fixed asset differences	1,348	188
Intangibles	2,508	3,469
Investment in foreign affiliate	4,941	5,040

Total gross deferred tax liabilities	8,797	8,697
Less valuation allowance	(39,675)	(27,241)

Net deferred tax assets	$—	$—

      The effective income tax (benefit) expense from continuing operations differs from the expected statutory federal income tax as follows (in thousands):

	Fiscal Year Ended

	August 31,	August 25,	August 26,
	2002	2001	2000

Expected federal income tax benefit	$(12,322)	$(3,275)	$(2,367)
State income tax benefit, net of federal benefit	(952)	(234)	(166)
Research activities credit	(500)	(600)	(390)
Effect of foreign investments	(99)	5,040	517
Non deductible write-off of acquired in-process research and development	—	—	2,230
Non deductible goodwill amortization	1,875	643	1,188
Valuation allowance change	11,314	(1,140)	(1,021)
Other items, net	125	166	9

	$(559)	$600	$—

      The Company recorded a tax benefit of $559,000 for the year. This benefit was primarily the result of a refund that became available due to a tax law revision enacted during the year.

      The Company has net operating loss carryforwards for federal purposes of approximately $92,600,000 at August 31, 2002, which will begin to expire in fiscal 2011 through fiscal 2019 if not utilized. Of this amount, approximately $15,032,000 is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1,382,000 per year. The Company has net operating loss carryforwards for state purposes of approximately $86,500,000, which will expire at various times, beginning in fiscal year 2004, if not utilized.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company maintains a valuation allowance to fully reserve against its deferred tax assets due to uncertainty over the ability to realize these assets. The change in the valuation allowance during the fiscal year 2002 was $12,434,000. This change impacted tax expense from continuing operations equal to $11,314,000. Included in the August 31, 2002 valuation allowance balance of $39,675,000 is $2,041,000 which will be recorded as a credit to paid-in capital, if it is determined in the future that this portion of the valuation allowance is no longer required. Additionally, $3,767,000 of the valuation allowance is attributable to net deferred tax assets the Company obtained through its acquisition of YieldUP; if it is determined in the future that this portion of the valuation allowance is no longer required, the offset will be recorded as a reduction in other intangible assets.

      At August 31, 2002, there were approximately $3,646,000 of accumulated undistributed earnings of subsidiaries outside the United States that are considered to be reinvested indefinitely. It is not practicable to estimate the deferred tax liability related to such undistributed earnings. If such earnings were remitted to the Company, applicable U.S. federal income and foreign withholding taxes would be substantially offset by available foreign tax credits.

(14) Pension and Profit Sharing Plans

      The Company had a defined contribution pension plan covering substantially all employees that was terminated January 1, 2002 as part of the Company’s cost reduction efforts. Total pension cost was $382,000 for fiscal 2002, $1,340,000 for fiscal 2001 and $1,328,000 for fiscal 2000.

      The Company also has an Employee 401(k) Retirement Plan, which allows for discretionary profit sharing contributions, covering eligible employees. Contributions under the plans are determined by means of a formula or at the discretion of the Board of Directors. There were no contributions by the Company in fiscal 2002, 2001 and 2000.

(15) Stock Options and Warrants

      In addition to other stock based plans, the Company’s 1997 Omnibus Stock Plan (the Plan), which was approved by the Company’s stockholders, authorizes stock based awards (“Awards”) to purchase up to 3,850,000 shares of the Company’s common stock. Under the Plan, the Plan Committee has the power to make Awards, to determine when and to whom Awards will be granted, the form of each Award, the amount of each Award, and any other terms or conditions of each Award consistent with the Plan. Awards generally vest over a three year period and expire in ten years.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The activity under stock option plans of the Company is as follows (in thousands, except per share amounts):

	Number of Shares
			Weighted Average
	Available		Exercise Price
	For Grant	Outstanding	Per Share

Activity Description
August 28, 1999	589	2,452	$9.21
Additional shares authorized for 1997 Omnibus Stock Option Plan	400	—	—
Converted YieldUP Plan	—	208	5.84
Granted	(1,026)	1,026	11.47
Exercised	—	(463)	8.29
Canceled	311	(453)	11.23

August 26, 2000	274	2,770	9.59
Additional shares authorized for 1997 Omnibus Stock Option Plan	600	—	—
Granted	(872)	872	9.75
Exercised	—	(424)	6.55
Canceled	316	(395)	10.97

August 25, 2001	318	2,823	9.90
Additional shares authorized for 1997 Omnibus Stock Option Plan	750	—	—
Granted	(1,007)	1,007	9.78
Exercised	—	(242)	5.11
Canceled	214	(227)	10.32

August 31, 2002	275	3,361	$10.17

      The following table summarizes information with respect to options outstanding and exercisable at August 31, 2002 (in thousands, except for per share amounts):

Options Outstanding				Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average		Average
Exercise	of Options	Contractual	Exercise		Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$2.89 – $5.00	54	6.5	$3.39	33	$2.92
$5.01 – $9.00	1,257	7.8	7.99	575	7.66
$9.01 – $13.00	1,569	7.8	10.91	621	11.04
$13.01 – $17.00	472	7.1	14.16	340	14.16
$17.01 – $20.88	9	4.5	17.76	9	17.76

$2.89 – $20.88	3,361	7.7	$10.17	1,578	$10.35

      Currently exercisable options aggregated 1,331,715 shares of common stock at a weighted-average exercise price of $9.49 at August 25, 2001 and 1,291,599 shares of common stock at a weighted-average exercise price of $8.56 at August 26, 2000.

      In fiscal 1993, the Company issued a warrant to purchase 100,000 shares of common stock at an exercise price of $3.75 per share. The warrant was exercised for 40,000 shares during fiscal 2000 and the balance of 60,000 shares has expired.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company recognized no compensation expense in fiscal 2002, 2001 or 2000 under APB No. 25.

      If the Company had elected to recognize compensation cost for the stock option plan and employee stock purchase plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net loss and net loss per common share would have been changed to the pro forma amounts indicated below:

	2002	2001	2000

	(In thousands, except per share amounts)
Net loss
As reported	$(34,663)	$(20,729)	$(4,543)
Pro forma	(40,009)	$(26,685)	$(9,473)
Diluted net loss per common share
As reported	$(1.26)	$(0.81)	$(0.18)
Pro forma	$(1.46)	$(1.04)	$(0.38)

      The fair value of stock options used to compute pro forma net loss and net loss per common share disclosures is the estimated present value at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions. See Note 16 for a description of our Employee Stock Purchase plan (“ESPP”)

	Options			ESPP

Fiscal Year	2002	2001	2000	2002	2001	2000

Annualized dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	71.3%	69.9%	69.8%	71.3%	69.9%	69.8%
Risk free interest rate	3.2%	4.5%	6.0%	1.7%	2.3%	6.3%
Expected life (in years)	6.1	5.0	5.7	0.5	0.5	0.5

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

(16) Employee Stock Purchase Plan

      The Company has an employee stock purchase plan (the ESPP) that enables employees to contribute up to 10% of their wages toward the purchase of the Company’s common stock at 85% of the lower of market value at the beginning or the end of the semiannual purchase period. Stockholders authorized 250,000 additional shares of common stock to the ESPP in fiscal 2001.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Shares were issued on the following dates for the following prices (in thousands except per share amounts):

		Price per
Date	Shares	Share

December 31, 1999	101	6.74
June 30, 2000	84	9.67
December 31, 2000	90	7.17
June 30, 2001	95	7.07
December 31, 2001	61	7.88
June 30, 2002	65	6.10

      At August 31, 2002, there were 204,681 shares reserved for future employee purchases of stock under the ESPP.

(17) Additional Sales Information

      International sales were approximately 29% of total sales in fiscal year 2002, approximately 60% of total sales in fiscal 2001 and approximately 53% of total sales in fiscal 2000. The basis for determining sales by geographic region is the location that the product is shipped. Included in these percentages and the table below are sales to affiliates (see Note 10). International sales by geographic area, consisting principally of export sales, are summarized as follows (in thousands):

	Fiscal Year Ended

	August 31,	August 25,	August 26,
	2002	2001	2000

Asia	$24,503	$49,616	$53,889
Europe	16,292	80,449	61,930
Other	65	379	328

	$40,860	$130,444	$116,147

      There was no individual foreign country that represented more than 10% of sales in fiscal years 2002, 2001 and 2000.

      The following summarizes significant customers comprising 10% or more of the Company’s customer sales, which includes sales through affiliates to end-users:

	Fiscal Year Ended

	August 31,	August 25,	August 26,
	2002	2001	2000

Customer A	29%	14%	15%
Customer B	11%	*	*
Customer C	*	10%	*
Customer D	*	*	11%

*	Sales to respective customer were less than 10% during the fiscal year.

(18) Segment Information

      The Company has two segments, Surface Conditioning Division (SCD) and the Microlithography Division (MLD).

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Surface Conditioning segment markets and supports equipment that uses wet, vapor, cryogenic and other chemistry techniques to clean, strip or etch the surfaces of silicon wafers. The Microlithography segment supplies photoresist processing equipment and support services for the semiconductor and thin film head markets. General corporate expenses are not allocated to the segments.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment information is as follows (in thousands):

	2002	2001	2000

Revenue from external customers:
SCD	$82,144	$126,967	$136,816
MLD	61,230	91,111	82,971

Total	$143,374	$218,078	$219,787

Segment gross profit:
SCD	$32,872	$59,311	$56,560
MLD	11,503	21,085	23,803

Total	$44,375	$80,396	$80,363

Segment operating (loss) profit:
SCD	$(2,149)	$21,779	$14,486
MLD	(14,996)	(10,196)	(6,638)

Total segment operating (loss) profit	(17,145)	11,583	7,848
General corporate expense	(19,594)	(23,636)	(21,585)
Gain on sale of investment in affiliates	—	—	5,410
Other income, net	1,532	2,697	2,137
Income tax (benefit) expense	(559)	600	—
Equity in (losses) earnings of affiliates	(15)	4,196	2,047
Discontinued operations	—	—	(400)
Cumulative effect of change in accounting principle, net of tax	—	(14,969)	—

Net loss	$(34,663)	$(20,729)	$(4,543)

Identifiable assets:
SCD	$72,125	$91,982
MLD	45,786	66,332
Corporate	93,859	86,973

Total assets	$211,770	$245,287

Capital expenditures:
SCD	$1,767	$3,438	$2,753
MLD	1,525	1,909	3,055
Corporate	932	3,137	1,256

Total capital expenditures	$4,224	$8,484	$7,064

Depreciation expense:
SCD	$4,013	$4,969	$6,835
MLD	2,964	3,091	2,683
Corporate	3,937	3,620	2,212

Total depreciation expense	$10,914	$11,680	$11,730

Amortization expense:
SCD	$2,603	$5,010	$4,986
MLD	—	—	—

Total amortization expense	$2,603	$5,010	$4,986

      During fiscal 2002, a charge of $5.4 million related to the impairment of goodwill was recorded by the SCD segment.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(20) Supplementary Cash Flow Information

      The following summarizes supplementary cash flow items (in thousands):

	Fiscal Year Ended

	August 31,	August 25,	August 26,
	2002	2001	2000

Interest paid (received), net	$121	$93	$784
Income taxes (received) paid, net	$(1,198)	$(718)	$(48)

(21) Private Placement of Common Stock

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

(22) Litigation

      In the fall of 1995, pursuant to the Employee Stock Purchase and Shareholder Agreement dated November 30, 1990 between Eric C. Hsu and Semiconductor Systems, Inc. (“SSI”) (the “Shareholder Agreement”) and in connection with Mr. Hsu’s termination of his employment with SSI in August 1995, the former shareholders of SSI purchased the shares of SSI common stock then held by Mr. Hsu. In April 1996, FSI acquired SSI, and SSI became a wholly owned subsidiary of FSI. In October 1996, Eric C. and Angie L. Hsu (the “plaintiffs”) filed a lawsuit in the Superior Court of California, County of Alameda, Southern Division, against SSI and the former shareholders of SSI. The plaintiffs alleged that such purchase breached the Shareholder Agreement and violated the California Corporations Code, breached the fiduciary duty owed plaintiffs by the individual defendants and constituted fraud.

      In September and October 2000, certain of Mr. Hsu’s claims were tried to a jury in Alameda County Superior Court in Oakland, California. At the conclusion of the trial, the jury found that SSI breached the Shareholder Agreement between it and Mr. Hsu and that the damages that resulted were approximately $2.4 million. In addition, each of the individual defendant shareholders was found liable for conversion and damages of $4.2 million were awarded. Certain individual defendants were also found to have intentionally interfered with Mr. Hsu’s prospective economic advantage and damages of $3.2 million were awarded. Finally, several individual defendants and SSI were found to have violated certain provisions of the California Corporation Code and damages of $2.4 million were awarded.

      In proceedings subsequent to the trial, the Court determined that plaintiffs are entitled to an award against SSI of prejudgment interest on the breach of contract damages (approximately $2.4 million) at 10 percent per annum from October 1996. In addition, the Court awarded plaintiffs approximately

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$127,000 in costs and approximately $1.8 million in attorneys’ fees against SSI and the individual defendants. On November 16, 2001, the court signed its final judgment reflecting the jury’s awards, interest, attorneys fees and costs assessed against each of the defendants.

      Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied these post-trial motions and there was no reduction in damages against SSI. Subsequent to February 23, 2002, Mr. Hsu was awarded an additional $431,000 for attorneys fees and expenses incurred since the judgment was rendered in November 2001. The total judgment against SSI together with post judgment interest and attorneys fees as of August 31, 2002 aggregated approximately $6.5 million.

      SSI and the individual defendants have filed an appeal on a variety of grounds, and the Company posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, the Company entered into a letter of credit in the amount of $2.5 million with a surety company. This letter of credit was collateralized with restricted cash of approximately the same amount.

      The Company, on behalf of SSI, has made a claim with respect to the lawsuit under the escrow created at the time of the Company’s acquisition of SSI. The escrow was established to secure certain indemnification obligations of the former shareholders of SSI. The escrow consists of an aggregate of 250,000 shares of FSI Common Stock paid to the former shareholders of SSI as consideration in the acquisition. The former shareholders have agreed to hold FSI and SSI harmless from any claim arising out of any securities transactions between SSI and the shareholders or former shareholders of SSI. The indemnification obligations of the individual SSI shareholders are capped at approximately $4.2 million in the aggregate. Any shares in the escrow returned to FSI to satisfy any indemnification obligations will be valued at $12.125 per share, the per-share price of FSI Common Stock at the time of the SSI acquisition.

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

      In September 1995, CFM Technologies, Inc. and CFMT, Inc. (collectively “CFM”) filed a complaint in United States District Court for the District of Delaware against YieldUP. YieldUP was acquired by the Company in October 1999. YieldUP is now known as SCD Mountain View, Inc., a wholly owned subsidiary of the Company. The complaint alleged that the drying process incorporated in certain YieldUP products infringes a patent held by CFM. On October 14, 1997, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. On June 30, 1998, the United States District Court of Delaware granted CFM’s petition for re-argument of the issue. During the third quarter of fiscal 2002, the re-argument of the issue was held and the court has ruled not to sustain the judge’s earlier ruling. As a result, the litigation may proceed to trial, and the litigation and the associated costs may, and an unfavorable adjudication could, have a material adverse impact on FSI. CFM is asking for monetary damages and an injunction against YieldUP’s use of the products at issue. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. The Company plans to vigorously defend its intellectual property rights against any and all claims.

      CFM filed an additional complaint against YieldUP in United States District Court for the District of Delaware on December 30, 1998. The complaint alleged that the cleaning process incorporated in certain of YieldUP’s products infringes two patents held by CFM: U.S. Patent Nos. 4,917,123 and 4,778,532.

      On April 4, 2000 the United States District Court for the District of Delaware granted YieldUP’s motion for summary judgment that the ’123 and ’532 patents are invalid. CFM’s motion for rehearing has been denied. On July 29, 2000, the issue of whether CFM or its inventors engaged in inequitable conduct

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in prosecuting the ’123 and ’532 patents was tried before the court. On June 6, 2001, the judge issued his opinion finding that the CFM inventors engaged in inequitable conduct during the prosecution of the patent application. On June 7, 2001, the judge ordered that judgment be entered in favor of YieldUP and against CFM on YieldUP’s defenses of lack of enablement and inequitable conduct. An appeal of that judgment is pending. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. Any loss and associated costs resulting from an unfavorable adjudication could have a material adverse impact on FSI. Once judgment is entered based upon the District Court’s granting YieldUP’s summary judgment motion, the District Court’s order may be appealed by CFM.

(23) Subsequent Event

      On October 9, 2002, the Company entered into a Transition Agreement with Metron Technology related to the early termination of our distribution agreements with Metron Technology for Europe and the Asia-Pacific region, effective March 1, 2003 (“Closing Date”). Under the terms of the Transition Agreement, the Company will assume direct sales, service and applications support and logistics responsibilities for the surface conditioning and microlithography products in Europe and the Asia-Pacific region as of the Closing Date, while Metron Technology will continue to represent FSI products in Israel.

      In conjunction with this transaction, the Company will advance up to $4.0 million to Metron Technology on a secured basis. On the Closing Date, the advance will be applied toward the repurchase by the Company of inventory and equipment that Metron Technology currently holds to support its obligations under the current distribution arrangement.

      Under the terms of the Transition Agreement, the Company has agreed to pay Metron Technology on the Closing Date an early termination fee of approximately $2.8 million. Subject to approval by Metron Technology’s shareholders the Company will surrender on the Closing Date approximately 1.154 million Metron Technology common shares now owned by the Company in payment of this early termination fee. The Company will record a non-cash charge of approximately $2.8 million to selling, general and administrative expenses in the first quarter of fiscal 2003 associated with the early termination fee. The Company will also record a non-cash impairment charge of approximately $4.4 million to other expense in the first quarter of fiscal 2003 associated with utilizing shares of its Metron Technology stock as consideration for the payment of the early termination fee. If Metron Technology’s shareholders do not approve the surrender of shares as payment of the early termination fee, the Company may be required to make a cash payment of $2.8 million. In addition, the Company will also record a non-cash impairment charge of approximately $5.8 million to other expense for the 1.536 million shares of Metron Technology that the Company will continue to own after surrendering the 1.154 million shares of its Metron Technology stock to Metron Technology. The impairment charges are based upon the difference between our $6.17 per share carrying value and the $2.38 per share value agreed upon per the Transition Agreement.

      It is anticipated that approximately 90 Metron Technology employees who are currently dedicated to sales, technical service and applications engineering activities related to the distribution of the Company’s products in Europe and the Asia-Pacific region will be offered employment by the Company on the Closing Date.

      The Company would own 1.536 million shares, or approximately 12.9% of Metron Technology, after the transaction closes on March 1, 2003. The transaction is subject to a number of closing conditions, including approval by Metron Technology’s shareholders of the use of the stock the Company owns in Metron Technology as consideration for the termination fee.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

FSI International, Inc.:

      We have audited the accompanying consolidated balance sheets of FSI International, Inc. and subsidiaries as of August 31, 2002 and August 25, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the fiscal years in the three-year period ended August 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSI International, Inc. and subsidiaries as of August 31, 2002 and August 25, 2001, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill in fiscal 2002 and its method of accounting for revenue recognition in fiscal 2001.

KPMG LLP

Minneapolis, Minnesota

October 11, 2002

      Data for the fiscal quarters of our last two fiscal years is as follows:

Quarterly Data

(Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(a)	(b)	(c)	(c)(d)

	(In thousands, except per share data)
2002
Sales	$42,627	$41,889	$28,906	$29,952
Gross profit	13,265	12,160	7,507	11,443
Operating loss	(5,835)	(6,540)	(9,672)	(14,692)
Net loss	(4,743)	(6,534)	(8,897)	(14,489)
Diluted net loss per common share	$(0.18)	$(0.25)	$(0.32)	$(0.50)
2001
Sales	$61,498	$60,244	$48,793	$47,542
Gross profit	24,628	24,375	17,863	13,528
Operating income (loss)	2,177	469	(5,819)	(8,880)
Net (loss) income	(10,956)	2,245	(4,606)	(7,412)
Diluted net (loss) income per common share	$(0.42)	$0.09	$(0.18)	$(0.29)

(a)	The Company changed its revenue recognition policy effective August 27, 2000, based on guidance provided in SEC Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” During the first quarter of fiscal 2001, the Company recorded a non-cash charge of approximately $15 million, after reduction for income taxes of $0 to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. (See Note 1 to Notes to Consolidated Financial Statements.)

(b)	During the second quarter of fiscal 2002, FSI recorded $0.5 million of realignment charges. (See Note 2 to Notes to Consolidated Financial Statements.)

(c)	During the third and fourth quarters of fiscal 2001, FSI recorded $1.6 million and $1.0 million of realignment charges, respectively. (See Note 2 to Notes to Consolidated Financial Statements.)

(d)	During the fourth quarter of fiscal 2002, the Company recorded a charge to selling, general and administrative expenses of $5.4 million related to the other than temporary impairment of goodwill. (See Note 1 to Notes to Consolidated Financial Statements.)

      FSI’s fiscal quarters are generally 13 weeks, all ending on a Saturday. The fiscal year ends on the last Saturday in August and comprises of 52 or 53 weeks.

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

The Board of Directors and Shareholders

FSI International, Inc.:

      Under the date of October 11, 2002, we reported on the consolidated balance sheets of FSI International, Inc. and subsidiaries as of August 31, 2002 and August 25, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the fiscal years in the three-year period ended August 31, 2002, as contained herein. Our report refers to a change of accounting for goodwill in fiscal 2002 and revenue recognition in fiscal 2001. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota

October 11, 2002

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II

Valuation And Qualifying Accounts For The Fiscal Years Ended

August 31, 2002, August 25, 2001 And August 26, 2000
(in thousands)

	Balance at				Balance
	Beginning				at End
	of Year	Additions		Deletions	of Year

Fiscal year ended August 31, 2002
Allowance for doubtful accounts (Deducted from accounts receivable)	$2,134	$60		$585	$1,609
Fiscal year ended August 25, 2001
Allowance for doubtful accounts (Deducted from accounts receivable)	$3,229	$(246)		$849	$2,134
Fiscal year ended August 26, 2000
Allowance for doubtful accounts (Deducted from accounts receivable)	$2,579	$887		$237	$3,229
Fiscal year ended August 31, 2002
Inventory reserves (Deducted from inventory)	$6,298	$4,500		$2,547	$8,251
Fiscal year ended August 25, 2001
Inventory reserves (Deducted from inventory)	$9,604	$4,363		$7,669	$6,298
Fiscal year ended August 26, 2000
Inventory reserves (Deducted from inventory)	$10,724	$3,851	(1)	$4,971	$9,604

(1)	Includes reserves acquired from YieldUP International Corporation at the time of acquisition.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

       Certain information required by Part III is incorporated by reference to our definitive proxy statement for the annual meeting of shareholders to be held on January 28, 2003 and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after August 31, 2002.

      Except for those portions specifically incorporated in this report by reference to our proxy statement for the annual meeting of shareholders to be held on January 28, 2003, no other portions of the proxy statement are deemed to be filed as part of this Report on Form 10-K.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information concerning FSI’s directors required by this item is incorporated by reference to the information under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934” in our proxy statement for the annual meeting of shareholders to be held on January 28, 2003. For information concerning executive officers, see Item 4A of this Form 10-K Report.

ITEM 11.   EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the information under the captions “Executive Compensation” and “Compensation of Directors” in our proxy statement for the annual meeting of shareholders to be held on January 28, 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this item is incorporated by reference to the information under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our proxy statement for the annual meeting of shareholders to be held on January 28, 2003.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the information under the caption “Interests of Management and Others in Certain Transactions” in our proxy statement for the annual meeting of shareholders to be held on January 28, 2003.

ITEM 14.   CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Based on our chief executive officer and our chief financial officer’s evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, they have concluded that as of such date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)	Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were taken.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

		Page Number
		in this Report

(a)(1)	Index to Financial Statements
	Consolidated Statements of Operations — Years ended August 31, 2002, August 25, 2001 and August 26, 2000	37
	Consolidated Balance Sheets — August 31, 2002 and August 25, 2001	38
	Consolidated Statements of Stockholders’ Equity — Years ended August 31, 2002, August 25, 2001 and August 26, 2000	39
	Consolidated Statements of Cash Flows — Years ended August 31, 2002, August 25, 2001 and August 26, 2000	40
	Notes to Consolidated Financial Statements	41
	Independent Auditors’ Report	63
	Quarterly financial data for fiscal 2002 and 2001 (unaudited)	64
(a)(2)	Financial Statement Schedules
The following Report and financial statement schedule are included in this Part IV and are found in this Report at the pages indicated
Independent Auditors’ Report on Schedule		65
Schedule II — Valuation and Qualifying Accounts		66
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation.(12)
2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc.(1)
2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc.(14)
3.1	Restated Articles of Incorporation of the Company.(3)
3.2	Restated and Amended By-Laws.(23)
3.5	Articles of Amendment of Restated Articles of Incorporation.(15)
4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent.(9)
4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent.(10)
4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent.(18)
4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May 22, 1997, as amended on March 26, 1998 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights Agent.(24)
4.5	Form of Purchase Agreement, dated April 4, 2002.(25)

4.6	Schedule of Purchasers which have executed the Form of Purchase Agreement, dated April 4, 2002.(26)
10.1	FSI International, Inc. 1997 Omnibus Stock Plan (as amended and restated April 2001).(21)
10.2	Split Dollar Insurance Agreement and Collateral Assignment Agreement dated December 28, 1989, between the Company and Joel A. Elftmann. (Similar agreements between the Company and each of Patricia M. Hollister, Benno G. Sand, Mark Ahmann and John Ely, have been omitted, but will be filed if requested in writing by the Commission.)(4)
10.8	1989 Stock Option Plan.(2)
10.9	Amended and Restated Employees Stock Purchase Plan.(21)
10.10	Shareholders Agreement among FSI International, Inc. and Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991.(4)
10.11	FSI Exclusive Distributorship Agreement dated as of August 14, 1991 between FSI International, Inc. and m•FSI, Ltd.(4)
10.12	FSI Licensing Agreement dated as of August 14, 1991, between FSI International, Inc. and m•FSI, Ltd.(4)
10.13	Amendment to FSI/Metron Distribution Agreement dated July 31, 1999.(15)
10.15	License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(5)
10.16	Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(5)
10.17	Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated.(6)
10.18	Amended and Restated Directors’ Nonstatutory Stock Option Plan.(7)
10.19	Management Agreement between FSI International, Inc. and Donald S. Mitchell, effective as of January 2, 2001. (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.)(20)
10.20	FSI International, Inc. 1994 Omnibus Stock Plan.(8)
10.21	FSI International, Inc. 1998 Incentive Plan.(11)
10.23	Distribution Agreement made and entered into as of March 31, 1998 by and between FSI International, Inc. and Metron Technology B.V. (Exhibits to Agreement omitted)(11)
10.26	Summary of Employment Arrangement between the Company and Don Mitchell dated December 12, 1999.(19)
10.27	Distribution Agreement between FSI International, Inc’s. Surface Conditioning Division and Metron Technology B.V. effective July 10, 2000.(19)
10.30	Employment Agreement entered into as of December 12, 1999 by and between FSI International, Inc. and Donald S. Mitchell.(17)
10.31	Agreement made and entered into as of March 4, 2001 by and between FSI International, Inc. and Benno G. Sand.(22)
21.0	Subsidiaries of the Company. (filed herewith)
23.0	Consent of KPMG LLP. (filed herewith)
24.0	Powers of Attorney from the Directors of FSI International, Inc. (filed herewith)
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 1989, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Report on Form 8-A/ A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Report on Form 10-K/ A for the fiscal year ended August 29, 1998, (as amended) SEC File No. 0-17276, and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(13)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 23, 1999, SEC File No. 0-17276 and incorporated by reference.

(14)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(15)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(16)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended November 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(17)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(18)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.

(19)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(20)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 24, 2001, SEC File No. 0-17276 and incorporated by reference.

(21)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 26, 2001, SEC File No. 0-17276 and incorporated by reference.

(22)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 25, 2001, SEC File No. 0-17276 and incorporated by reference.

(23)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(24)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A2, filed by the Company on April 9, 2002, SEC File No. 0-17276, and incorporated by reference.

(25)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on April 5, 2002, SEC File No. 0-17276, and incorporated by reference.

(26)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 dated April 12, 2002, SEC File No. 333-86148, and incorporated by reference.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended August 31, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC.

By:	/s/ DONALD MITCHELL

Donald S. Mitchell, Chairman and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 22, 2002

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

Patricia M. Hollister, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 22, 2002

CERTIFICATION

      I, Donald S. Mitchell, certify that:

1. I have reviewed this annual report on Form 10-K of FSI International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 22, 2002

/s/ DONALD S. MITCHELL

Donald S. Mitchell
Chairman and CEO
(Principal Executive Officer)

CERTIFICATION

      I, Patricia M. Hollister, certify that:

1. I have reviewed this annual report on Form 10-K of FSI International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 22, 2002

/s/ PATRICIA M. HOLLISTER

Patricia M. Hollister
Chief Financial Officer
(Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation.(12)	Incorporated by reference
2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc.(1)	Incorporated by reference
2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc.(14)	Incorporated by reference
3.1	Restated Articles of Incorporation of the Company.(3)	Incorporated by reference
3.2	Restated and Amended By-Laws.(23)	Incorporated by reference
3.5	Articles of Amendment of Restated Articles of Incorporation(15)	Incorporated by reference
4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent.(9)	Incorporated by reference
4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent.(10)	Incorporated by reference
4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent.(18)	Incorporated by reference
4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May 22, 1997, as amended on March 26, 1998 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights Agent.(24)	Incorporated by reference
4.5	Form of Purchase Agreement, dated April 4, 2002.(25)	Incorporated by reference
4.6	Schedule of Purchasers which have executed the Form of Purchase Agreement, dated April 4, 2002(26)	Incorporated by reference
10.1	FSI International, Inc. 1997 Omnibus Stock Plan (as amended and restated April 2001).(21)	Incorporated by reference
10.2	Split Dollar Insurance Agreement and Collateral Assignment Agreement dated December 28, 1989, between the Company and Joel A. Elftmann. (Similar agreements between the Company and each of Patricia M. Hollister, Benno G. Sand, Mark Ahmann and John Ely, have been omitted, but will be filed if requested in writing by the Commission.)(4)	Incorporated by reference
10.8	1989 Stock Option Plan.(2)	Incorporated by reference
10.9	Amended and Restated Employees Stock Purchase Plan.(21)	Incorporated by reference
10.10	Shareholders Agreement among FSI International, Inc. and Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991.(4)	Incorporated by reference
10.11	FSI Exclusive Distributorship Agreement dated as of August 14, 1991 between FSI International, Inc. and m•FSI, Ltd.(4)	Incorporated by reference
10.12	FSI Licensing Agreement dated as of August 14, 1991, between FSI International, Inc. and m•FSI, Ltd.(4)	Incorporated by reference

Exhibit	Description	Method of Filing

10.13	Amendment to FSI/Metron Distribution Agreement dated July 31, 1999.(15)	Incorporated by reference
10.15	License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(5)	Incorporated by reference
10.16	Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(5)	Incorporated by reference
10.17	Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated.(6)	Incorporated by reference
10.18	Amended and Restated Directors’ Nonstatutory Stock Option Plan.(7)	Incorporated by reference
10.19	Management Agreement between FSI International, Inc. and Donald S. Mitchell, effective as of January 2, 2001. (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.)(20)	Incorporated by reference
10.20	FSI International, Inc. 1994 Omnibus Stock Plan.(8)	Incorporated by reference
10.21	FSI International, Inc. 1998 Incentive Plan.(11)	Incorporated by reference
10.23	Distribution Agreement made and entered into as of March 31, 1998 by and between FSI International, Inc. and Metron Technology B.V. (Exhibits to Agreement omitted)(11)	Incorporated by reference
10.26	Summary of Employment Arrangement between the Company and Don Mitchell dated December 12, 1999.(19)	Incorporated by reference
10.27	Distribution Agreement between FSI International, Inc’s. Surface Conditioning Division and Metron Technology B.V. effective July 10, 2000.(19)	Incorporated by reference
10.30	Employment Agreement entered into as of December 12, 1999 by and between FSI International, Inc. and Donald S. Mitchell.(17)	Incorporated by reference
10.31	Agreement made and entered into as of March 4, 2001 by and between FSI International, Inc. and Benno G. Sand.(22)	Incorporated by reference
21.0	Subsidiaries of the Company.	Filed herewith
23.0	Consent of KPMG LLP.	Filed herewith
24.0	Powers of Attorney from the Directors of FSI International, Inc.	Filed herewith
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 1989, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, SEC File No. 0-17276 and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Report on Form 10-K/ A for the fiscal year ended August 29, 1998, (as amended) SEC File No. 0-17276, and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(13)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 23, 1999, SEC File No. 0-17276 and incorporated by reference.

(14)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(15)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(16)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended November 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(17)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(18)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.

(19)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(20)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 24, 2001, SEC File No. 0-17276 and incorporated by reference.

(21)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 26, 2001, SEC File No. 0-17276 and incorporated by reference.

(22)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 25, 2001, SEC File No. 0-17276 and incorporated by reference.

(23)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(24)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A2, filed by the Company on April 9, 2002, SEC File No. 0-17276, and incorporated by reference.

(25)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on April 5, 2002, SEC File No. 0-17276, and incorporated by reference.

(26)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 dated April 12, 2002, SEC File No. 333-86148, and incorporated by reference.