Form 10-Q
period 2002-11-30
FSI INTERNATIONAL INC
filed 2003-01-08
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended	November 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	____________	to	____________

Commission File Number:		0-17276

FSI INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-1223238 (I.R.S. Employer Identification No.)

3455 Lyman Boulevard, Chaska, Minnesota (Address of principal executive offices)	55318 (Zip Code)

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

☒ YES  ☐ NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ YES  ☐ NO  ☒ NOT APPLICABLE

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date:

Common Stock, No Par Value — 29,465,170 shares outstanding as of December 30, 2002

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

		PAGE NO.

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (unaudited):

	Consolidated Condensed Balance Sheets as of
	November 30, 2002 and August 31, 2002	3

	Consolidated Condensed Statements of Operations
	for the quarters ended November 30, 2002 and
	November 24, 2001	5

	Consolidated Condensed Statements of Cash Flows for the
	quarters ended November 30, 2002 and November 24, 2001	6

	Notes to the Consolidated Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 2.	Change in Securities	35

Item 3.	Defaults upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits and Reports on Form 8-K	36

	SIGNATURE	38

PART I. ITEM 1. FINANCIAL INFORMATION

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
NOVEMBER 30, 2002 AND AUGUST 31, 2002
(unaudited)
(in thousands)

ASSETS

	November 30,	August 31,
	2002	2002

Current assets:
Cash and cash equivalents	$48,651	$55,028
Restricted cash	3,139	3,131
Marketable securities	—	5,709
Trade accounts receivable, net of allowance for doubtful accounts of $1,599 and $1,609, respectively	8,069	7,037
Trade accounts receivable from affiliates	11,688	12,391
Inventories	41,011	44,693
Prepaid expenses and other current assets	4,777	4,617
Advance to affiliate	3,000	—
Employee receivables	100	114

Total current assets	120,435	132,720

Property, plant and equipment, at cost	115,842	113,424
Less accumulated depreciation and amortization	(68,636)	(66,074)

	47,206	47,350
Investment in affiliates	12,129	22,723
Intangibles	6,039	6,636
Employee receivable	36	41
Deposits and other assets	2,297	2,300

	$188,142	$211,770

	(continued)

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
NOVEMBER 30, 2002 AND AUGUST 31, 2002
(continued)
(unaudited)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	November 30,	August 31,
	2002	2002

Current liabilities:
Trade accounts payable	$6,153	$9,146
Other accounts payable to affiliate	2,750	—
Accrued expenses	18,110	18,877
Deferred profit	4,943	4,115

Total current liabilities	31,956	32,138
Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized, none issued and outstanding.
Series A Junior Participating Preferred Stock, no par Value; 300 shares authorized; none issued and outstanding.
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 29,463 shares at November 30, 2002 and August 31, 2002.	224,043	224,043
Accumulated deficit	(66,699)	(43,047)
Accumulated other comprehensive loss	(1,158)	(1,364)

Total stockholders’ equity	156,186	179,632

	$188,142	$211,770

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED NOVEMBER 30, 2002 AND NOVEMBER 24, 2001
(unaudited)
(in thousands, except per share amounts)

	November 30,	November 24,
	2002	2001

Sales (including sales to affiliates of $5,150 and $6,047, respectively)	$25,932	$42,627
Cost of goods sold	19,118	29,362

Gross profit	6,814	13,265
Selling, general and administrative expenses	8,756	10,842
Transition agreement termination fee	2,750	—
Research and development expenses	8,297	8,258

Operating loss	(12,989)	(5,835)
Impairment of investment in affiliates	(10,195)	—
Interest expense	(29)	(22)
Interest income	149	390
Other income (expense), net	40	(9)

Loss before income taxes	(23,024)	(5,476)
Income taxes	25	—

Loss before equity in (losses) earnings of affiliates	(23,049)	(5,476)
Equity in (losses) earnings of affiliates	(603)	733

Net loss	($23,652)	($4,743)

Net loss per common share — Basic and diluted	($0.80)	($0.18)
Weighted average common shares	29,463	26,079
Weighted average common and potential common shares	29,463	26,079

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED NOVEMBER 30, 2002 AND NOVEMBER 24, 2001
(unaudited)
(in thousands)

	November 30,	November 24,
	2002	2001

OPERATING ACTIVITIES:
Net loss	($23,652)	($4,743)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of investment in affiliates	10,195	—
Transition agreement termination fee	2,750	—
Depreciation	2,562	2,789
Amortization	597	668
Provision for allowance for doubtful accounts	—	201
Write-off of accounts receivable	(10)	—
Provision for inventory reserves	854	1,004
Disposal of inventory	(295)	(796)
Equity in losses (earnings) of affiliates	603	(733)
Changes in operating assets and liabilities:
Accounts receivable	(318)	16,862
Inventories	3,122	(2,445)
Prepaid expenses and other current assets	(146)	319
Advance to affiliate	(3,000)	—
Trade accounts payable	(2,993)	(2,352)
Accrued expenses	(766)	1,917
Deferred profit	828	(11,978)

Net cash (used in) provided by operating activities	(9,669)	713

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,418)	(490)
Purchases of marketable securities	—	(6,111)
Sales of marketable securities	—	1,753
Maturities of marketable securities	5,709	5,471
Decrease (increase) in deposits and other assets	8	(8)

Net cash provided by investing activities	3,299	615

FINANCING ACTIVITIES:
Increase in restricted cash	(7)	—
Net proceeds from issuance of common stock	—	350

Net cash (used in) provided by financing activities	(7)	350

(Decrease) increase in cash and cash equivalents	(6,377)	1,678
Cash and cash equivalents at beginning of period	55,028	44,120

Cash and cash equivalents at end of period	$48,651	$45,798

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1) Description of Business and Summary of Significant Accounting Principles

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

Consolidated Condensed Financial Statements

     The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments, except as disclosed in the notes) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual 10-K Report for the fiscal year ended August 31, 2002 previously filed with the Securities and Exchange Commission.

Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Certain of the Company’s product sales are accounted for as multiple-element arrangements. If the Company has met defined customer acceptance experience levels with both the customer and the specific type of equipment, the Company recognizes equipment revenue upon shipment and transfer of title, with the remainder of the total revenue recognized as the earnings process is completed for other elements. All other product sales with customer acceptance provisions, which the Company has not previously met, are recognized upon customer acceptance. Revenue related to spare part sales is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

Other Comprehensive Income (Loss)

     Other comprehensive income (loss) pertains to revenues, expenses, gains, and losses that are not included in net income (loss), but rather are recorded directly in stockholders’ equity. For the first quarters of fiscal 2003 and 2002, the only item of other comprehensive income (loss) was related to the foreign currency translation adjustment.

Cash and Cash Equivalents

     All highly liquid investments purchased with an original effective maturity of three months or less are considered to be cash equivalents.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

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

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets” which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of that Statement. The Company adopted SFAS No. 142 in the first quarter of fiscal 2002 and accordingly evaluated its existing intangible assets and goodwill that were acquired in a prior business combination, and determined there were no reclassifications necessary in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company reassessed the useful lives and residual values of all intangible assets acquired in business combinations, and determined that there were no amortization period adjustments necessary. If an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first year of adoption. Other than goodwill, the Company has no intangible assets with indefinite useful lives.

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

     Due to a significant decline in the Company’s stock price in the fourth quarter of fiscal 2002, the continued downturn in the industry and the overall global economic conditions, another impairment review was completed as of August 31, 2002. As a result, the balance of goodwill was deemed impaired and the Company recorded a charge to selling, general and administrative expenses of $5.4 million in the fourth quarter of fiscal 2002. The estimated aggregate amortization of intangible assets for the next five years is $1,717,000, in the last nine months of fiscal 2003, $2,266,000 in fiscal 2004, $690,000 in fiscal 2005, $436,000 in fiscal 2006, $436,000 in fiscal 2007 and $109,000 in the first quarter of fiscal 2008.

     Intangible assets as of November 30, 2002 and August 31, 2002 consisted of the following (in thousands):

	As of November 30, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$9,150	$5,694	$3,456
Patents	4,285	1,702	2,583
License fees	500	500	—
Other	420	420	—

	$14,355	$8,316	$6,039

	As of August 31, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$9,150	$5,236	$3,914
Patents	4,285	1,575	2,710
License fees	500	500	—
Other	420	408	12

	$14,355	$7,719	$6,636

     Intangible assets were reviewed for impairment in connection with the review of goodwill conducted as of August 31, 2002, and were deemed not impaired. The Company will continue to review intangible assets for impairment on an annual basis or as it deems necessary.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

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

     The book value of the Company’s long-term investment in affiliates is reviewed for other than temporary impairment on an annual basis or as deemed necessary. (See Note 2.)

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

Allowance for Doubtful Accounts

     The Company must make estimates of the uncollectibility of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Foreign Currency Translation

     Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates. Operating results for investees are translated into U.S. dollars using the average rates of exchange prevailing during the period. Foreign currency translation adjustments are included in the accumulated other comprehensive loss account in stockholders’ equity.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

Net Loss Per Common Share

     Basic earnings per share are computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares. Net loss per share does not include the effect of common stock equivalents as their inclusion would be antidilutive. Common stock equivalents of 3,742 were excluded in the first quarter of fiscal 2003 and common stock equivalents of 237,778 were excluded in the first quarter of fiscal 2002.

Derivative Instruments and Hedging Activities

     The Company does not use derivative financial instruments for trading or speculative purposes. The Company did not engage in any hedging activities during the first quarter of fiscal 2003 or 2002.

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

Employee Stock Plans

     In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company elected to continue to apply the provisions of Accounting Principles Board’s Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock option and stock purchase plans and therefore is not required to recognize compensation expense in connection with these plans as long as the quoted market price of the Company’s stock at the date of grant equals the amount the employee must pay to acquire the stock. Companies that continue to use APB No. 25 are required to present in the notes to the consolidated financial statements, on an annual basis, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value of options granted.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

     SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. However, this Statement retains the requirement of APB No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This statement also amends ARB No. 51, “Consolidated Financial Statements” to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company adopted the provisions of SFAS No. 144 in the first quarter of fiscal 2003, and the adoption did not have an impact on the Company’s financial statements.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management will apply the provisions of SFAS No. 146 to restructuring charges initiated, if any, after December 31, 2002. SFAS No. 146 could have a significant impact on the timing of recognizing charges related to such future restructurings.

Reclassifications

     Certain fiscal 2002 amounts have been reclassified to conform to the current year presentation.

(2) Transition Agreement with Metron Technology and Related Charges

     On October 9, 2002, the Company entered into a Transition Agreement with Metron Technology related to the early termination of the Company’s distribution agreements with Metron Technology for Europe and the Asia-Pacific region, effective March 1, 2003 (“Closing Date”). Under the terms of the Transition Agreement, the Company will assume direct sales, service and applications support and logistics responsibilities for the surface conditioning and microlithography products in Europe and the Asia-Pacific region as of the Closing Date, while Metron Technology will continue to represent FSI products in Israel.

     In conjunction with this transaction, the Company agreed to advance up to $4.0 million to Metron Technology on a secured basis. The Company advanced $3.0 million pursuant to a note receivable shortly after it entered into the Transition Agreement and had a potential obligation to advance up to an additional $1.0 million. After conducting a preliminary review of Metron Technology’s inventory, the Company determined that it is not required to and will not advance the additional $1.0 million. On the Closing Date, the advance will be applied toward the repurchase by the Company of inventory and equipment that Metron Technology currently holds to support its obligations under the current distribution arrangement.

     Under the terms of the Transition Agreement, the Company agreed to pay Metron Technology on the Closing Date an early termination fee of approximately $2.8 million. The Company will surrender on the Closing Date approximately 1.154 million Metron Technology common shares now owned by the Company in payment of this early termination fee as approved by Metron Technology’s shareholders. The Company recorded a non-cash charge of approximately $2.8 million to selling, general and administrative expenses in the first quarter of fiscal 2003 associated with the early termination fee. The Company also recorded a non-cash impairment charge of approximately $10.2 million to other expense in the first quarter of fiscal 2003 for the 2.690 million shares of Metron Technology that the Company owns. The impairment charges were based upon the difference between the $6.17 per share carrying value and the $2.38 per share value agreed upon for purposes of the Transition Agreement. The $2.38 per share value reflected the average closing price of the common stock of Metron Technology for the five business days prior to the execution of the Transition Agreement.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

     It is anticipated that approximately 90 Metron Technology employees who are currently dedicated to sales, technical service and applications engineering activities related to the distribution of the Company’s products in Europe and the Asia-Pacific region will be offered employment by the Company on the Closing Date.

     The Company would own 1.536 million shares, or approximately 12.9% of Metron Technology, after the transaction closes on March 1, 2003. The transaction is subject to a number of closing conditions.

(3) Inventories

     Inventories are summarized as follows (in thousands):

	November 30,	August 31,
	2002	2002

Finished products	$4,198	$3,634
Work-in-process	16,914	20,609
Subassemblies	2,338	2,186
Raw materials and purchased parts	17,561	18,264

	$41,011	$44,693

(4) Supplementary Cash Flow Information

     The following summarizes supplementary cash flow items (in thousands):

	Quarters Ended

	November 30,	November 24,
	2002	2001

Interest paid, net	$29	$22
Income taxes received, net	($15)	($495)

(5) Comprehensive Income (Loss)

     Other comprehensive income (loss) pertains to revenues, expenses, gains and losses that are not included in the net loss but rather are recorded directly in stockholders’ equity. For the quarters ended November 30, 2002 and November 24, 2001, the only item of other comprehensive income was related to foreign currency translation. For the quarters ended November 30, 2002 and November 24, 2001, the net loss item of other comprehensive income and the comprehensive loss were as follows (in thousands):

	November 30,	November 24,
	2002	2001

Net loss	($23,652)	($4,743)
Item of other comprehensive income
Foreign currency translation	206	546

Comprehensive loss	($23,446)	($4,197)

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(6) Segment Information

     The Company has two segments, Surface Conditioning Division (SCD) and the Microlithography Division (MLD).

     The Surface Conditioning segment markets and supports equipment that uses wet, vapor, cyrogenic and other chemistry techniques to clean, strip or etch the surfaces of silicon wafers. The Microlithography segment supplies photoresist processing equipment and support services for the semiconductor and thin film head markets. General corporate expenses were not allocated to the segments prior to fiscal 2003. The Company started allocating general corporate expenses equally to the two divisions beginning in fiscal 2003. For comparable purposes, fiscal 2002 amounts have been restated to reflect the allocation consistent with fiscal 2003.

     Segment information is as follows (in thousands):

	Quarters Ended

	November 30	November 24

	2002	2001

Revenue from external customers:
SCD	$10,906	$24,740
MLD	15,026	17,887

Total	$25,932	$42,627

Segment gross profit:
SCD	$3,680	$9,798
MLD	3,134	3,467

Total	$6,814	$13,265

Segment operating loss:
SCD	$(6,359)	$(73)
MLD	(6,630)	(5,762)

Total segment operating loss	(12,989)	(5,835)

Impairment of investment in affiliates	(10,195)	—
Other income (expense), net	160	359
Income tax expense	25	—
Equity in (losses) earnings of affiliates	(603)	733

Net loss	$(23,652)	$(4,743)

Capital expenditures:
SCD	$1,864	$195
MLD	203	163
Corporate	351	132

Total capital expenditures	$2,418	$490

Depreciation expense:
SCD	$963	$1,025
MLD	732	716
Corporate	867	1,048

Total depreciation expense	$2,562	$2,789

Amortization expense:
SCD	$597	$668
MLD	—	—

Total amortization expense	$597	$668

	As of

	November 30,	August 31,

	2002	2002

Identifiable assets:
SCD	$68,559	$72,125
MLD	45,225	45,786
Corporate	74,358	93,859

Total assets	$188,142	$211,770

     In the quarter ended November 30, 2002, the segment operating loss for each division included $1.4 million related to the early termination of the distribution agreements with Metron Technology.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(7) Litigation

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

     In proceedings subsequent to the trial, the Court determined that plaintiffs are entitled to an award against SSI of prejudgment interest on the breach of contract damages (approximately $2.4 million) at 10 percent per annum from October 1996. In addition, the Court awarded plaintiffs approximately $127,000 in costs and approximately $1.8 million in attorneys’ fees against SSI and the individual defendants. On November 16, 2001, the court signed its final judgment reflecting the jury’s awards, interest, attorneys’ fees and costs assessed against each of the defendants.

     Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied these post-trial motions and there was no reduction in damages against SSI. Subsequent to February 23, 2002, Mr. Hsu was awarded an additional $431,000 for attorneys fees and expenses incurred since the judgment was rendered in November 2001. The total judgment against SSI together with post judgment interest and attorneys’ fees as of November 30, 2002 aggregated approximately $6.6 million.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

     The information in this report, except for the historical information contained herein, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. Such statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include the length and extent of the current industry downturn; additional order delays or cancellations; lower than expected savings from our cost-cutting measures; general economic conditions; changes in customer capacity; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors, the transition to 300mm products; the level of new orders; the timing and success of current and future product and process development programs; the success of our affiliated distributors; legal proceedings; the transition from an affiliated distributor to a direct sales and support organization in Europe and the Asia-Pacific region; and the potential impairment of long-lived assets; as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors included in this report. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. In addition, we have previously announced that we are exploring strategic partnership opportunities for our Microlithography business. Future results could differ depending upon whether or not such efforts are completed or on the specific terms of any such opportunity. We undertake no duty to update any of the forward-looking statements after the date of this report.

     This discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and footnotes thereto appearing elsewhere in this report.

Industry:

     During the first quarter of fiscal 2003, the microelectronics industry continued to experience poor industry conditions. With limited visibility, our customers delayed new orders we were anticipating.

     With concerns about a pending war with Iraq, weak global economic conditions and continued slow consumer demand for products containing microelectronics, industry analysts now expect a sustainable industry recovery to begin in the second half of calendar 2003.

     During the first quarter of fiscal 2003, we used $9.1 million in cash, cash equivalents and marketable securities to fund operating and investing activities. In addition, a $3.0 million advance was made to Metron Technology under the terms of the Transition Agreement.

     With no significant improvement in industry conditions anticipated for the next few quarters, we will need to implement cost reduction actions to lower our breakeven sales level and reduce our cash usage. We are currently evaluating cost reduction opportunities, including pursuing a strategic partner or partners for our Microlithography business.*

     We believe that any significant increase in equipment spending by device manufacturers will be led by the investment in 300mm capacity, smaller device feature sizes, and process technology required for new materials such as copper and low-K dielectrics.* These are all technology areas where we have successfully focused our research and development investment the past few years and represent applications for which we continue to receive orders.

Application of Critical Accounting Policies:

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

Revenue Recognition

     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Certain of our product sales are accounted for as multiple-element arrangements. If we have met defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize equipment revenue upon shipment and transfer of title, with the remainder of the total revenue recognized as the earning process is completed for other elements. All other product sales with customer specific acceptance provisions, which we have not previously met, are recognized upon customer acceptance. Future revenues may be negatively impacted if we are unable to meet customer-specific acceptance criteria. Revenue related to spare part sales is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

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

     If we do determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $67.7 million as of November 30, 2002.

     In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we ceased to amortize approximately $5.4 million of goodwill. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter.

     We did not record an impairment charge upon completion of the initial impairment review. Due to a significant decline in our stock price in the fourth quarter of fiscal 2002, the continued downturn in the industry and overall global economic conditions, we completed an impairment review as of August 31, 2002. As a result, the balance of the goodwill was deemed impaired, and we recorded a charge to selling, general and administrative expenses of $5.4 million in the fourth quarter of fiscal 2002.

     Our investment in our affiliate, Metron Technology, is accounted for by the equity method of accounting and has a carrying value on the balance sheet as of November 30, 2002 of approximately $6.3 million or $2.34 per share. The fair value of Metron Technology is subject to stock market fluctuations. The stock price of Metron Technology ranged from $0.57 to $3.19 per share during the first quarter of fiscal 2003. Based on the closing stock price of Metron Technology of $2.00 per share on November 29, 2002, the fair value of our investment in Metron Technology was approximately $5.4 million, or $0.9 million less than the carrying value on our balance sheet. While we determined at August 30, 2002 that our investment in Metron Technology was not other than temporarily impaired, our decision on October 8, 2002 to use Metron Technology shares with a value of $2.38 to settle the termination fee payment with Metron Technology triggered an impairment loss on that date for all of the shares we held. Accordingly, the difference between the $6.17 per share carrying value and the $2.38 per share value agreed upon for purposes of the Transaction Agreement on the shares held was recorded as non-cash impairment charges of $10.2 million in our quarter ending November 30, 2002. The $2.38 per share value reflected the average closing price of the common stock of Metron Technology for the five business days prior to the execution of the Transition Agreement. Under our policy, we will continue to review our long-term investment in affiliates for other than temporary impairment as deemed necessary.

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

FIRST QUARTER OF FISCAL 2003 COMPARED WITH FIRST QUARTER OF 2002

The Company:

     The following table sets forth for the fiscal quarter indicated, certain income and expense items as a percent of our total sales.

	Percent of Sales

	November 30,	November 24,
	2002	2001

First quarter ended:
Sales	100.0%	100.0%
Cost of goods sold	73.7	68.9

Gross profit	26.3	31.1
Selling, general and administrative	33.8	25.4
Transition agreement termination fee	10.6	—
Research and development	32.0	19.4

Operating loss	(50.1)	(13.7)
Other income (expense), net	(38.7)	0.9

Losses before income taxes	(88.8)	(12.8)
Income taxes	0.1	—
Equity in (losses) earnings of affiliates	(2.3)	1.7

Net loss	(91.2%)	(11.1%)

Sales Revenue and Shipments:

     Sales revenue decreased 39 percent to $25.9 million for the first quarter of fiscal 2003, as compared to $42.6 million for the first quarter of fiscal 2002. Sales revenues for the Surface Conditioning Division decreased from $24.7 million in the first quarter of fiscal 2002 to $10.9 million in the first quarter of fiscal 2003. Sales revenues for the Microlithography Division decreased from $17.9 million in the first quarter of fiscal 2002 to $15.0 million in the first quarter of fiscal 2003. Both divisions experienced revenue decreases due to the continued industry downturn, competitive pricing pressures and the global recession.

     Shipments in the first quarter of fiscal 2003 increased to $27 million from $15 million in the first quarter of fiscal 2002. Surface Conditioning Division shipments increased to $13 million in the first quarter of fiscal 2003 from $8 million in the first quarter of fiscal 2002. Microlithography Division shipments increased to $14 million in the first quarter of fiscal 2003 from $7 million in the first quarter of fiscal 2002.

     International sales were $5.8 million, representing 22% of total sales during the first quarter of fiscal 2003 and $6.6 million, representing 15% of total sales, during the first quarter of fiscal 2002. Because of its broader customer base, the Surface Conditioning Division has a higher percentage of international sales than the Microlithography Division.

     Deferred revenue was approximately $8.6 million as of November 30, 2002. Deferred profit of $4.9 million as of November 30, 2002, as reported on the consolidated balance sheet, reflected deferred revenue less deferred cost of goods sold.

     Sales in the second quarter of fiscal 2003 are expected to be approximately $22 to $25 million.* However, the transition from distributing through our affiliate, Metron Technology, to a direct sales and support organization could impact the timing of revenue recognition for certain orders that ship prior to March 1, 2003, the end of our second quarter.* In addition, we will be recording sales returns for the inventory we buy back from Metron Technology.* We expect shipments to be approximately $25 to $29 million for the second quarter of fiscal 2003, as compared to the $27 million in the first quarter of 2003.*

Gross Profit:

     Our gross profit margin fluctuates due to a number of factors, including the mix of products sold, as Surface Conditioning products generally have higher margins than the Microlithography products; the proportion of international sales, as international sales generally have lower margins as a result of selling through distributors; competitive pricing pressures; and utilization of manufacturing capacity.

     Gross profit as a percentage of sales was 26.3% for the first quarter of fiscal 2003 and was 31.1% for the first quarter of fiscal 2002. The decrease in margins was primarily related to the product mix, as Microlithography products generally have lower margins, and competitive pricing pressures.

     We expect gross margins to be in the range of 28 to 30% in the second quarter of fiscal 2003, due to a product mix shift to higher margin Surface Conditioning products, partially offset by the continued underutilization of manufacturing capacity.*

Selling, General and Administrative Expenses:

     Selling, general and administrative expenses decreased 19% to $8.8 million in the first quarter of fiscal 2003, as compared to $10.8 million in the first quarter of fiscal 2002. The decrease related to cost reduction efforts.

     We expect the dollar amount of selling, general and administrative expenses in the second quarter of fiscal 2003 to be in the range of $9.8 to $10.3 million as we continue to incur incremental costs associated with establishing our direct distribution organization in the Europe and Asia-Pacific regions.* We anticipate hiring approximately 90 Metron Technology employees upon the closing of the Transition Agreement.* We expect the costs associated with these employees, including infrastructure costs, to be in the range of $2.0 to $2.5 million per quarter beginning in the third quarter of fiscal 2003.*

Transition Agreement Termination Fee:

     In the first quarter of fiscal 2003 we recorded a non-cash charge of approximately $2.8 million associated with the early termination of the distribution agreements with Metron Technology.

Research and Development Expenses:

     Research and development expenses were $8.3 million for the first quarter of fiscal 2003 and 8.3 million for the first quarter of fiscal 2002. Despite the impact on near term financial results, we expect to continue investing in key applications and product development initiatives.* We made a conscious decision not to significantly reduce our research and development spending as part of our recent cost reductions.

     The majority of our research and development is focused on reducing product costs, improving our product performance, the MAGELLAN™ product launch and expanding the applications capabilities of a number of our products.

     Research and development expenses for the second quarter of fiscal 2003 are expected to be in the range of $8.3 to $8.6 million as we focus on product launch and development activities.*

Other Income (Expense), Net:

     Other income (expense), net was approximately $10.0 million of expense for the first quarter of fiscal 2003, as compared to $359,000 of income for the first quarter of fiscal 2002. The change relates to an approximately $10.2 million non-cash impairment charge in the first quarter of fiscal 2003 for the 2.690 million shares of Metron Technology that we own. The impairment charges were based upon the difference between our $6.17 per share carrying value and the $2.38 per share value agreed upon for purposes of the Transition Agreement. The $2.38 per share value reflected the average closing price of the common stock of Metron Technology for the five business days prior to the execution of the Transition Agreement.

     Interest income is expected to be between $125,000 and $175,000 for the second quarter of fiscal 2003, given our current cash position and anticipated interest rates.*

Income Tax (Benefit) Expense:

     We recorded $25,000 of tax expense in the first quarter of fiscal 2003, as compared to no income tax expense for the first quarter of fiscal 2002. The change in fiscal 2003 related to state income taxes.

     Our deferred tax assets on the balance sheet as of November 30, 2002 have been fully reserved for with a valuation allowance. We do not expect to significantly reduce our valuation allowance until we are consistently profitable on a quarterly basis.

     Overall, we have net operating loss carryforwards for federal purposes of approximately $103.4 million, which will begin to expire in fiscal 2011 through fiscal 2019 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year.

Equity in (Losses) Earnings of Affiliates:

     The equity in (losses) earnings of affiliates was approximately $603,000 of losses for the first quarter of fiscal 2003, compared to approximately $733,000 of income for the first quarter of fiscal 2002. Our affiliates, m•FSI in Japan and Metron Technology, have also been impacted by the global industry recession.

     We expect equity in losses of affiliates to be between $900,000 to $1.1 million in the second quarter of fiscal 2003 due to the impact of current industry conditions on our affiliates.* However, the increase in losses from the first quarter of fiscal 2003 is primarily due to the restructuring charges and deferred tax asset valuation allowance recorded by Metron Technology in their second quarter.

Net loss:

     Assuming that we can achieve the expected revenues, gross margin, operating expenses and affiliate loss levels, we expect to report a net loss of approximately $11 to $13 million in the second quarter of fiscal 2003.*

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, restricted cash, cash equivalents and marketable securities were approximately $51.8 million as of November 30, 2002, a decrease of $12.1 million from the end of fiscal 2002. The decrease in cash, restricted cash, cash equivalents and marketable securities was primarily due to $9.7 million of cash used in operating activities, including a $3.0 million advance to Metron Technology under the terms of the Transition Agreement. In addition, we acquired $2.4 million of property, plant and equipment during the first quarter of fiscal 2003.

     Our accounts receivable increased slightly to $19.8 million as of November 30, 2002, as compared to $19.4 million at the end of fiscal 2002. The increase is related to the higher shipment levels.

     Our inventory decreased approximately $3.7 million to $41.0 million at November 30, 2002, compared to $44.7 million at the end of fiscal 2002. The decrease was primarily in work-in-process related to increased shipments in the first quarter of fiscal 2003, as compared to the fourth quarter of fiscal 2002. Inventory reserves were $8.8 million as of November 30, 2002 as compared to $8.3 million at the end of fiscal 2002.

     As of November 30, 2002, our current ratio of current assets to current liabilities was 3.8 to 1, working capital was $88.5 million and we had no lines of credit or guarantees of affiliates.

     Our contractual cash obligations related to operating leases at November 30, 2002 are summarized as follows (in thousands):

Last nine months of Fiscal 2003	$352
Fiscal 2004	347
Fiscal 2005	302
Fiscal 2006	157

Total	$1,158

     As previously discussed, we have outstanding litigation regarding the Hsu matter. The total judgment against SSI together with post judgment interest as of November 30, 2002 aggregated approximately $6.6 million. SSI and the individual defendants have filed an appeal on a variety of grounds. In the third quarter of fiscal 2002, we posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, we entered into a letter of credit in the amount of $2.5 million with the surety company. This letter of credit is collateralized with restricted cash of approximately the same amount. The total balance of restricted cash as of November 30, 2002 was $3.1 million.

     Acquisitions of property, plant and equipment were approximately $2.4 million in the first quarter of fiscal 2003 and $490,000 in the first quarter of fiscal 2002. We expect to invest between $5 and $6 million in fiscal 2003 in property, plant and equipment, with depreciation and amortization of $13 to $14 million.*

     We anticipate consuming approximately $9 to $10 million of cash from operations in the second quarter of fiscal 2003.* With limited visibility on the timing of any significant industry improvement, we expect to implement cost reduction actions to lower our breakeven sales level and reduce our cash usage.* We are currently evaluating cost reduction opportunities, including pursuing a strategic partner or partners for our Microlithography business.*

     We believe that with existing cash, cash receipts, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet our currently projected working capital requirements and to meet other cash requirements through at least fiscal 2003.*

     We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies particularly those that are complementary to our surface conditioning business.* We may fund such activities with additional equity or debt financings.* The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.*

NEW ACCOUNTING PRONOUNCEMENT

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management will apply the provisions of SFAS No. 146 to restructuring charges initiated, if any, after December 31, 2002. SFAS No. 146 could have a significant impact on the timing of recognizing charges related to such future restructurings.*.

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

Our inability to implement additional cost reduction actions, including pursing a strategic partner or partners for our Microlithography business, could adversely affect our cash flows and results of operations.

     With no significant improvement industry conditions anticipated for the next few quarters, we will need to implement cost reduction actions to reduce our cash usage.

     We are currently evaluating cost reduction opportunities, including pursuing a strategic partner or partners for our Microlithography business. Our inability to implement cost reduction actions, including obtaining a strategic partner or partners for our Microlithography business, may adversely affect our cash flows and results of operations.

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

     During the fourth quarter of fiscal 2002, our $5.4 million balance of goodwill was deemed other than temporarily impaired and a charge of $5.4 million was recorded to selling, general and administrative expenses. Our investment in our affiliate, Metron Technology, has a carrying value on the balance sheet of approximately $6.3 million as of November 30, 2002. While we determined at August 31, 2002 that our investment in Metron Technology was not other than temporarily impaired, our decision on October 8, 2002 to use Metron Technology shares with a value of $2.38 to settle the termination payment with Metron Technology triggered an impairment loss on that date for all of the shares we held. Accordingly, the difference between the $6.17 per share carrying value and the $2.38 per share value agreed upon for purposes of the Transition Agreement on the shares held was recorded as non-cash impairment charges of $10.2 million in our quarter ending November 30, 2002. The $2.38 per share value reflected the average closing price of the common stock of Metron Technology for the five business days prior to the execution of the Transition Agreement. The fair value of Metron Technology is subject to stock market fluctuations. Based on the closing stock price of Metron Technology of $2.00 per share on November 29, 2002, the fair value of our investment in Metron Technology was approximately $5.4 million, or $0.9 million less than the carrying value on our balance sheet. There can be no assurance that additional impairment charges will not be necessary depending on the impact of economic and industry conditions.

Because of the volatility of our stock price, the ability to trade FSI shares may be adversely affected and our ability to raise capital through future equity financing may be reduced.

     Our stock price has been volatile in the past and may continue to be so in the future. In the 2002 fiscal year, for example, our stock price ranged from $4.10 to $16.25 per share. In the first quarter of fiscal 2003 our stock price ranged from $2.10 to $4.79 per share.

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

     The profits or losses of our affiliated distributors, Metron Technology B.V. and m•FSI Ltd., can also significantly affect our financial results. As of November 30, 2002, we had a 21% ownership interest in Metron Technology and a 49% interest in m•FSI. Metron Technology and m•FSI also distribute or sell products for companies other than us. If these affiliates lose the business of a significant company for which they distribute or sell products, lose a significant customer, or otherwise became less financially viable, it could have a negative effect on our financial condition.

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

     The Transition Agreement with Metron Technology, whereby our distribution arrangements with Metron Technology will be substantially terminated, is subject to the satisfaction of a number of conditions prior to effectiveness. These conditions include the transfer of certain permits and product registrations from Metron

Technology to us, among other things. If such conditions are not satisfied, or the early termination does not occur for any reason, we may experience the following adverse effects:

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

Because of the need to meet and comply with numerous foreign regulations and policies, the potential for change in the political and economic environments in foreign jurisdictions and the difficulty of managing business overseas, we may not be able to sustain our historical level of international sales.

     We and our affiliates operate in a global market. In the first quarter of fiscal 2003, approximately 22% of our sales revenue derived from sales outside the United States, as compared to 15% in the first quarter of fiscal 2002. In fiscal 2002, approximately 29% of our sales revenue derived from sales outside the United States. In fiscal 2001, approximately 60% of our sales revenue derived from sales outside the United States. In fiscal 2000, this figure was 53%. These figures include sales through Metron Technology and m•FSI, which accounted for 88% of international sales in the first quarter of fiscal 2003, 67% of international sales in fiscal 2002, 85% of international sales in fiscal 2001, and 87% of international sales in fiscal 2000. We expect that international sales will continue to represent a significant portion of total sales. Sales to customers outside the United States involve a number of risks, including the following:

•	imposition of government controls;

•	compliance with U.S. export laws and foreign laws;

•	political and economic instability;

•	trade restrictions;

•	changes in taxes and tariffs;

•	longer payment cycles;

•	difficulty of administering business overseas; and

•	general economic conditions.

     In particular, the Japanese and Asia-Pacific markets are extremely competitive. The semiconductor device manufacturers located there are very aggressive in seeking price concessions from suppliers, including equipment manufacturers like us. In fiscal 2002, approximately 60% of our international sales were attributable to these markets.

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

     The microelectronics equipment industry is highly competitive. We face substantial competition throughout the world. We believe that to remain competitive, we will need significant financial resources to offer a broad range of products, to maintain customer service and support, and to invest in research and development. We believe that the microelectronics industry is becoming increasingly dominated by large manufacturers who have the resources to support customers on a worldwide basis. Some of our competitors have substantially greater financial, marketing, and customer-support capabilities than us. Large equipment manufacturers have or may enter the market areas in which we compete. In addition, smaller, emerging microelectronics equipment companies provide innovative technology. We expect that our competitors will continue to improve the design and performance of their existing products and processes. We also expect them to introduce new products and processes with better performance and pricing. We cannot guarantee that we will continue to compete effectively in the United States or elsewhere. We may be unable to continue to invest in marketing, research and development and engineering at the levels we believe necessary to maintain our competitive position. Our failure to make these investments could have a significant negative impact on our business, operating results and financial condition.

Because we do not have long-term sales commitments with our customers, if these customers decide to reduce, delay or cancel orders or choose to deal with our competitors, then our results will be adversely affected.

     If our significant customers, including IBM, Texas Instruments, STMicroelectronics or Philips Semiconductor, reduce, delay, or cancel orders, then our operating results could suffer. Our largest customers have changed from year to year, however, sales to our top five customers accounted for approximately 81% of total sales in the first quarter of fiscal 2003, 53% of total revenues in fiscal 2002, 46% of total revenues in fiscal 2001 and 45% of total revenues in fiscal 2000. IBM accounted for approximately 11% of total revenues in fiscal 2002. Texas Instruments accounted for 65% of total sales in the first quarter of fiscal 2003, 29% of total revenues in fiscal 2002, 14% of total revenues in fiscal 2001 and 15% of total revenues in fiscal 2000. Philips Semiconductor accounted for approximately 10% of our total revenues in fiscal 2001. STMicroelectronics represented 11% of total revenues in fiscal 2000. We currently have no long-term sales commitments with any of our customers. Instead, we generally make sales under purchase orders. Our backlog at August 31, 2002 was $39.6 million of which 51% was comprised of orders from two customers. All orders are subject to cancellation or delay by the customer.

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

     Our operating expense levels are based in significant part on our headcount, which generally is driven by longer-term revenue goals. For a variety of reasons, particularly the high cost and disruption of lay-offs and the costs of recruiting and training, our headcount in the short-term is, to a large extent, fixed. Accordingly, we may be unable to reduce employment costs in a timely manner to compensate for any unexpected revenue or gross margin shortfall, which could have a material adverse effect on our operating results.

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

     We prepare our financial statements to conform with accounting principles generally accepted in the United States of America (“GAAP”). The GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission, the Financial Accounting Standards Board and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced.

     Accounting policies affecting many other aspects of our business, including rules relating to purchase accounting for business combinations, revenue recognition, in-process research and development charges, employee stock purchase plans and stock option grants, have recently been revised or are under review. Changes to those rules or the questioning of our current accounting practices may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statement and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact its future operating results.

We do not intend to pay dividends.

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. As of November 30, 2002, our investments in affiliates include a 21% interest in Metron Technology and a 49% interest in m•FSI Ltd. Metron Technology operates mainly in Europe, Asia Pacific and the United States. m•FSI Ltd. operates in Japan. Approximately 80% of fiscal 2002 sales to affiliates were to Metron Technology. We denominate all U.S. export sales in U.S. dollars.

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

     Because of our plan to assume direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia-Pacific region starting in March 2003, we expect to incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* We intend to evaluate various hedging activities and other options to minimize these risks.*

     We do not have significant exposure to changing interest rates as all material outstanding debt was repaid on September 3, 1999 and all marketable securities consist of debt instruments, 100% of which mature within one year. As of year-end, amortized cost approximates market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact of a 1% change in short-term interest rates would be approximately a $518,000 annual change in investment income based on cash, restricted cash, cash equivalents and marketable security balances as of November 30, 2002.

     Our investment in our affiliate, Metron Technology, is accounted for by the equity method of accounting and has a carrying value on the balance sheet of approximately $6.3 million, reflecting the $10.2 million impairment charges recorded in the first quarter of fiscal 2003. These impairment charges were based upon the difference between the $6.17 per share carrying value and the $2.38 per share value agreed upon for purposes of the Transition Agreement with Metron Technology. The $2.38 per share value reflected the average closing price of the common stock of Metron Technology for the five business days prior to the execution of the Transition Agreement. The fair value of Metron Technology is subject to stock market fluctuations. Based on the closing stock price of Metron Technology of $2.00 per share on November 29, 2002, the fair value of our investment in Metron Technology was approximately $5.4 million, or $0.9 million less than the carrying value on our balance sheet. The stock price of Metron Technology ranged from $0.57 to $3.19 per share during the first quarter of fiscal 2003.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Based on our chief executive officer and our chief financial officer’s evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, they have concluded that as of such date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Change in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation nor were there any significant deficiencies or material weaknesses in these controls. As a result, no corrective actions were taken.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     We generate minor amounts of liquid and solid hazardous waste and use licensed haulers and disposal facilities to ship and dispose of such waste. In the past, we have received notice from state or federal enforcement agencies that we are a potentially responsible party (“PRP”) in connection with the investigation of several hazardous waste disposal sites owned and operated by third parties. In each matter, we have elected to participate in settlement offers made to all de minimis parties with respect to such sites. The risk of being named a PRP is that if any of the other PRP’s are unable to contribute their proportionate share of the liability, if any, associated with the site, those PRP’s that are financially able could be held financially responsible for the shortfall.

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

     In proceedings subsequent to the trial, the Court determined that plaintiffs are entitled to an award against SSI of prejudgment interest on the breach of contract damages (approximately $2.4 million) at 10 percent per annum from October 1996. In addition, the Court awarded plaintiffs approximately $127,000 in costs and approximately $1.8 million in attorneys’ fees against SSI and the individual defendants. On November 16, 2001, the court signed its final judgment reflecting the jury’s awards, interest, attorneys’ fees and costs assessed against each of the defendants.

     Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied these post-trial motions and there was no reduction in damages against SSI. Subsequent to February 23, 2002, Mr. Hsu was awarded an additional $431,000 for attorneys fees and expenses incurred since the judgment was rendered in November 2001. The total judgment against SSI together with post judgment interest and attorneys’ fees as of November 30, 2002 aggregated approximately $6.6 million.

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

     Given the escrowed shares and the additional indemnification by the individual SSI shareholders, along with our litigation reserve, we believe it is adequately reserved for this potential liability. However, there is considerable uncertainty as to the ultimate resolution of this matter and the respective liability, if any, of SSI. We will continue with its appeal process and defense.

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

None

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 6 Exhibits and Reports on Form 8-K

     (a)(3) Exhibits

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation (5)
2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)
2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (6)
3.1	Restated Articles of Incorporation of the Company. (2)
3.2	Restated and amended By-Laws. (9)
3.5	Articles of Amendment of Restated Articles of Incorporation (7)
4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent (3)
4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent. (4)
4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent. (8)
4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May 22, 1997, as amended on March 26, 2008 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights Agent. (10)
4.5	Form of Purchase Agreement, dated April 4, 2002. (11)
4.6	Schedule of Purchasers which have executed the Form of Purchase Agreement, dated April 4, 2002. (12)
10.32	Metron Transaction Agreement dated as of October 9, 2002 by and between FSI International, Inc. and Metron Technology, B.V., portions of which have been omitted pursuant to a request for confidential treatment. (filed herewith)#
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.
(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.
(3)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.
(4)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.
(5)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.
(6)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.
(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.
(8)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.
(9)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.
(10)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A2, filed by the Company on April 9, 2002, SEC File No. 0-17276, and incorporated by reference.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on April 5, 2002, SEC File No. 0-17276, and incorporated by reference.
(12)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 dated April 12, 2002, SEC File No. 333-86148, and incorporated by reference.

#	The registrant hereby agrees to furnish supplementally to the SEC upon request a copy of any omitted exhibit or schedule contained in the Agreement.

(b)	Reports on Form 8-K

We filed with the Securities and Exchange Commission a current report on Form 8-K on October 15, 2002, disclosing under “Item 5 Other Events” the early termination of the distribution agreements with Metron Technology in Europe and the Asia-Pacific region, effective March 1, 2003 and certain terms of the Transition Agreement executed by us and Metron Technology.

We filed with the Securities and Exchange Commission a current report on Form 8-K on October 18, 2002, disclosing under “Item 5 Other Events” that we issued a press release on October 15, 2002 and filing under “Item 7 Financial Statements and Exhibits” a copy of the press release, dated October 15, 2002.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC. ..................................................... [Registrant]

DATE: January 8, 2003

By: /s/Patricia M. Hollister Patricia M. Hollister, Chief Financial Officer on behalf of the Registrant and as Principal Financial and Accounting Officer

CERTIFICATION

     I, Donald S. Mitchell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of FSI International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 8, 2003

/s/ DONALD S. MITCHELL Donald S. Mitchell Chairman and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

     I, Patricia M. Hollister, certify that:

1. I have reviewed this quarterly report on Form 10-Q of FSI International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 8, 2003

/s/ PATRICIA M. HOLLISTER Patricia M. Hollister Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation (5)	Incorporated by reference.
2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)	Incorporated by reference.
2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (6)	Incorporated by reference.
3.1	Restated Articles of Incorporation of the Company. (2)	Incorporated by reference.
3.2	Restated and amended By-Laws. (9)	Incorporated by reference.
3.5	Articles of Amendment of Restated Articles of Incorporation (7)	Incorporated by reference.
4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent (3)	Incorporated by reference.
4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent. (4)	Incorporated by reference.
4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent. (8)	Incorporated by reference.
4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May 22, 1997, as amended on March 26, 2008 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights Agent. (10)	Incorporated by reference.
4.5	Form of Purchase Agreement, dated April 4, 2002. (11)	Incorporated by reference.
4.6	Schedule of Purchasers which have executed the Form of Purchase Agreement, dated April 4, 2002. (12)	Incorporated by reference.
10.32	Metron Transaction Agreement dated as of October 9, 2002 by and between FSI International, Inc. and Metron Technology, B.V., portions of which have been omitted pursuant to a request for confidential treatment.	Filed herewith.#
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.
(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.
(3)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.
(4)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.
(5)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.
(6)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.
(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.
(8)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.
(9)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.
(10)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A2, filed by the Company on April 9, 2002, SEC File No. 0-17276, and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on April 5, 2002, SEC File No. 0-17276, and incorporated by reference.
(12)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 dated April 12, 2002, SEC File No. 333-896148, and incorporated by reference.

#	The registrant hereby agrees to furnish supplementally to the SEC upon request a copy of any omitted exhibit or schedule contained in the Agreement.