Form 10-Q/A
period 2002-11-30
FSI INTERNATIONAL INC
filed 2003-04-08
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   November 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ________________________

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

INTRODUCTORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) is being filed solely for the purpose of furnishing exhibits and schedules to the Metron Transition Agreement dated as of October 9, 2002 by and between FSI International, Inc. and Metron Technology, B.V.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC.

[Registrant]

DATE: April 8, 2003

By: /s/Patricia M. Hollister
Patricia M. Hollister,
Chief Financial Officer
on behalf of the
Registrant and as
Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation. (5)	Incorporated by reference.
2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)	Incorporated by reference.
2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (6)	Incorporated by reference.
3.1	Restated Articles of Incorporation of the Company. (2)	Incorporated by reference.
3.2	Restated and amended By-Laws. (9)	Incorporated by reference.
3.5	Articles of Amendment of Restated Articles of Incorporation. (7)	Incorporated by reference.
4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent. (3)	Incorporated by reference.
4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent. (4)	Incorporated by reference.
4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent. (8)	Incorporated by reference.
4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May 22, 1997, as amended on March 26, 2008 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights Agent. (10)	Incorporated by reference.
4.5	Form of Purchase Agreement, dated April 4, 2002. (11)	Incorporated by reference.
4.6	Schedule of Purchasers which have executed the Form of Purchase Agreement, dated April 4, 2002. (12)	Incorporated by reference.
10.32	Metron Transaction Agreement dated as of October 9, 2002 by and between FSI International, Inc. and Metron Technology, B.V., portions of which have been omitted pursuant to a request for confidential treatment. These portions are identified by [***]	Filed herewith.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A2, filed by the Company on April 9, 2002, SEC File No. 0-17276, and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on April 5, 2002, SEC File No. 0-17276, and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 dated April 12, 2002, SEC File No. 333-896148, and incorporated by reference.