Form 10-Q
period 2003-03-01
FSI INTERNATIONAL INC
filed 2003-04-15
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2003

or

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

Common Stock, No Par Value – 29,561,808 shares outstanding as of March 31, 2003

PART I. Item 1. FINANCIAL INFORMATION
CONSOLIDATED CONDENSED BALANCE SHEETS MARCH 1, 2003 AND AUGUST 31, 2002
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 1, 2003 AND FEBRUARY 23, 2002
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 1, 2003 AND FEBRUARY 23, 2002
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 1, 2003 AND FEBRUARY 23, 2002
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 2. Change in Securities
ITEM 3. Defaults upon Senior Securities
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 5. Other Information
ITEM 6 Exhibits and Reports on Form 8-K
SIGNATURE
EX-10.33 First Amendment to Transition Agreement
EX-10.34 Second Amendment to Transition Agreement
EX-10.35 FSI/Metron Distribution Agreement
EX-99.1 Certification of CEO and CFO

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I. Item 1. FINANCIAL INFORMATION

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 1, 2003 AND AUGUST 31, 2002

ASSETS
(unaudited)
(in thousands)

	March 1,	August 31,
	2003	2002

Current assets:
Cash and cash equivalents	$40,629	$55,028
Restricted cash	3,147	3,131
Marketable securities	—	5,709
Trade accounts receivable, net of allowance for doubtful accounts of $1,599 and $1,609, respectively	16,603	7,037
Trade accounts receivable from affiliates	9,517	12,391
Inventories, net	19,480	44,693
Prepaid expenses and other current assets	4,926	4,617
Employee receivables	135	114

Total current assets	94,437	132,720

Property, plant and equipment, at cost	102,339	113,424
Less accumulated depreciation and amortization	(64,482)	(66,074)

	37,857	47,350
Investment in affiliates	11,353	22,723
Intangibles, net	5,455	6,636
Employee receivable	—	41
Deposits and other assets	2,297	2,300

	$151,399	$211,770

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 1, 2003 AND AUGUST 31, 2002
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	March 1,	August 31,
	2003	2002

Current liabilities:
Trade accounts payable	$6,937	$9,146
Other accounts payable to affiliate	1,327	—
Accrued expenses	17,233	18,877
Deferred profit	6,692	4,115

Total current liabilities	32,189	32,138
Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized, none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, no par Value; 300 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 29,562 and 29,463 shares at March 1, 2003 and August 31, 2002, respectively	224,422	224,043
Accumulated deficit	(104,107)	(43,047)
Accumulated other comprehensive loss	(1,105)	(1,364)

Total stockholders’ equity	119,210	179,632

	$151,399	$211,770

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 1, 2003 AND FEBRUARY 23, 2002
(unaudited)
(in thousands)

	March 1,	February 23,
	2003	2002

Sales (including sales to affiliates of $3,754 and $6,227, respectively)	$21,281	$41,889
Cost of sales	33,694	29,728

Gross margin	(12,413)	12,161
Selling, general and administrative expenses	8,617	9,020
Write-down of property, plant and equipment	7,000	—
Research and development expenses	8,714	9,681

Operating loss	(36,744)	(6,540)
Interest expense	(28)	(25)
Interest income	177	377
Other income, net	43	19

Loss before income taxes	(36,552)	(6,169)
Income taxes	25	—

Loss before equity in loss of affiliates	(36,577)	(6,169)
Equity in loss of affiliates	(831)	(365)

Net loss	($37,408)	($6,534)

Net loss per common share – Basic and diluted	($1.27)	($0.25)
Weighted average common shares	29,530	26,124
Weighted average common and potential common shares	29,530	26,124

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 1, 2003 AND FEBRUARY 23, 2002
(unaudited)
(in thousands)

	March 1,	February 23,
	2003	2002

Sales (including sales to affiliates of $8,859 and $12,273, respectively)	$47,213	$84,516
Cost of sales	52,811	59,090

Gross margin	(5,598)	25,426
Selling, general and administrative expenses	17,373	19,863
Transition agreement termination fee	2,750	—
Write-down of property, plant and equipment	7,000	—
Research and development expenses	17,012	17,938

Operating loss	(49,733)	(12,375)
Impairment of investment in affiliates	(10,195)	—
Interest expense	(58)	(47)
Interest income	327	766
Other income, net	83	11

Loss before income taxes	(59,576)	(11,645)
Income taxes	50	—

Loss before equity in (loss) earnings of affiliates	(59,626)	(11,645)
Equity in (loss) earnings of affiliates	(1,434)	368

Net loss	($61,060)	($11,277)

Net loss per common share – Basic and diluted	($2.07)	($0.43)
Weighted average common shares	29,498	26,109
Weighted average common and potential common shares	29,498	26,109

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 1, 2003 AND FEBRUARY 23, 2002
(unaudited)
(in thousands)

	March 1,	February 23,
	2003	2002

OPERATING ACTIVITIES:
Net loss	($61,060)	($11,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-down of property, plant and equipment	7,000	—
Impairment of investment in affiliates	10,195	—
Transition agreement termination fee	2,750	—
Depreciation	5,064	5,551
Amortization	1,181	1,390
Provision for allowance for doubtful accounts	—	308
Write-off of accounts receivable	(11)	(186)
Provision for inventory reserves	20,658	2,503
Disposal of inventory	(461)	(1,513)
Equity in loss (earnings) of affiliates	1,434	(368)
Changes in operating assets and liabilities:
Trade accounts receivable	(6,681)	17,506
Inventories	5,016	3,222
Prepaid expenses and other current assets	(330)	1,254
Trade accounts payable	(2,209)	(3,604)
Accrued expenses	(1,644)	(658)
Other accounts payable to affiliates	(1,423)	—
Deferred profit	2,577	(19,866)

Net cash used in operating activities	(17,944)	(5,738)

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,571)	(1,028)
Purchases of marketable securities	—	(9,028)
Maturities of marketable securities	5,709	12,479
Sale of marketable securities	—	1,763
Decrease (increase) in deposits and other assets	44	(94)

Net cash provided by investing activities	3,182	4,092

FINANCING ACTIVITIES:
Increase in restricted cash	(16)	(500)
Net proceeds from issuance of common stock	379	897

Net cash provided by financing activities	363	397

Decrease in cash and cash equivalents	(14,399)	(1,249)
Cash and cash equivalents at beginning of period	55,028	44,120

Cash and cash equivalents at end of period	$40,629	$42,871

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(1)	Description of Business and Summary of Significant Accounting Principles

Description of Business

FSI International, Inc. is a global supplier of processing equipment used at key production steps to manufacture microelectronics, including semiconductor devices and thin film heads. The Company currently develops, manufactures, markets and supports products used in the technology areas of microlithography and surface conditioning. However, the Company will be winding down the Microlithography business over the next several quarters. (See Note 2.) FSI International’s customers include microelectronics manufacturers located throughout North America, Europe, Japan and the Asia Pacific region.

Consolidated Condensed Financial Statements

The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments, except as disclosed in the notes) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes to the financial statements included in the Company’s Annual 10-K Report for the fiscal year ended August 31, 2002 previously filed with the Securities and Exchange Commission.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) pertains to revenues, expenses, gains, and losses that are not included in net loss, but rather are recorded directly in stockholders’ equity. For the second quarter and first half of fiscal 2003 and 2002, the only item of other comprehensive income (loss) was related to the foreign currency translation adjustment.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

Inventory Reserves

The Company records reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these reserves are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives, forecasted sales demand and recoverability.

The Company recorded $19.0 million of inventory reserves in the second quarter of fiscal 2003 based on estimated future sales and recoverability, specifically related to the Company’s decision to wind down the Microlithography business. The Company determined the $19.0 million inventory reserves by comparing the inventory balance of the Microlithography business as of March 1, 2003 to the inventory balance expected to be used for Microlithography orders in backlog and anticipated orders and adjusted inventory to its net realizable value.

Property, Plant and Equipment

Building and related costs are carried at cost and depreciated on a straight-line basis over a 30-year period. Leasehold improvements are carried at cost and amortized over a three to five year period or the term of the underlying lease, whichever is shorter. Equipment is carried at cost and depreciated on a straight-line

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

method over its estimated economic life. Principal economic lives for equipment are one to seven years. Software developed for internal use is amortized over three to five years beginning when the system is placed in service. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed from the accounts and gains or losses are included in other income (expense). Maintenance and repairs are expensed as incurred; significant renewals and improvements are capitalized.

During the second quarter of fiscal 2003, the Company recorded a write-down of $7.0 million against the property, plant and equipment assets of the Microlithography business. This write-down included a $5.0 million impairment charge for the Microlithography business facility. This impairment charge was based upon an independent third party’s opinion of value. Also included in the write-down is an impairment charge of $2.0 million related to Microlithography business equipment. This impairment charge was based upon the Company’s review of Microlithography business equipment and its estimated net realizable value. (See Note 2.)

Valuation of Long-Lived and Intangible Assets and Goodwill

The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

If the Company determines that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $57.0 million as of March 1, 2003.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets” which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of that Statement. The Company adopted SFAS No. 142 in the first quarter of fiscal 2002 and accordingly evaluated its existing intangible assets and goodwill that were acquired in a prior business combination, and determined there were no reclassifications necessary in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company reassessed the useful lives and residual values of all intangible assets acquired in business combinations, and determined that there was no amortization period adjustments necessary. If an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first year of adoption. Other than goodwill, the Company has no intangible assets with indefinite useful lives.

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

Due to a significant decline in the Company’s stock price in the fourth quarter of fiscal 2002, the continued downturn in the industry and overall global economic conditions, another impairment review was completed as of August 31, 2002. As a result, the balance of goodwill was deemed impaired and the Company recorded a charge to selling, general and administrative expenses of $5.4 million in the fourth quarter of fiscal 2002. The estimated aggregate amortization of intangible assets for the next five years is $1,133,000 in the last six months of fiscal 2003, $2,266,000 in fiscal 2004, $690,000 in fiscal 2005, $436,000 in fiscal 2006, $436,000 in fiscal 2007 and $218,000 in the first six months of fiscal 2008.

Intangible assets as of March 1, 2003 and August 31, 2002 consisted of the following (in thousands):

	As of March 1, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$9,150	$6,151	$2,999
Patents	4,285	1,829	2,456
License fees	500	500	—
Other	420	420	—

	$14,355	$8,900	$5,455

	As of August 31, 2002

			Net
	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Developed technology	$9,150	$5,236	$3,914
Patents	4,285	1,575	2,710
License fees	500	500	—
Other	420	408	12

	$14,355	$7,719	$6,636

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Intangible assets were reviewed for impairment in connection with the review of goodwill conducted as of August 31, 2002, and were deemed not impaired. The Company will continue to review intangible assets for impairment on an annual basis or as it deems necessary.

The Company’s investment in its affiliate, Metron Technology, is accounted for by the equity method of accounting and had a carrying value on the balance sheet as of March 1, 2003 of approximately $5.1 million or $1.89 per share. The fair value of Metron Technology is subject to stock market fluctuations. The stock price of Metron Technology ranged from $0.57 to $3.19 per share during the first half of fiscal 2003. Based on the closing stock price of Metron Technology of $1.26 per share on February 28, 2003, the fair value of the Company’s investment in Metron Technology was approximately $3.4 million, or $1.7 million less than the carrying value on our balance sheet. While the Company determined at August 30, 2002 that its investment in Metron Technology was not other than temporarily impaired, its decision on October 8, 2002 to use Metron Technology shares with a value of $2.38 to settle the termination fee payment with Metron Technology triggered an impairment loss on that date for all of the shares it held. Accordingly, the difference between the $6.17 per share carrying value and the $2.38 per share value agreed upon for purposes of the Transaction Agreement on the shares held was recorded as a non-cash impairment charge of $10.2 million in the quarter ending November 30, 2002. The $2.38 per share value reflected the average closing price of the common stock of Metron Technology for the five business days prior to the execution of the Transition Agreement. Under the Company’s policy, the Company will continue to review our long-term investment in affiliates for other than temporary impairment as deemed necessary.

In connection with the pursuit of strategic partners for the Microlithography business in the second quarter of fiscal 2003, the Company conducted a review of the long-lived assets of the Microlithography business. Accordingly, the Company recorded a write down of $7.0 million against the property, plant and equipment assets of the Microlithography business to write the assets down to their estimated realizable value. This write-down included a $5.0 million impairment charge associated with the Microlithography facility. This impairment charge was based upon an independent third party’s opinion of value. Also included in the write-down was an impairment charge of $2.0 million related to the Microlithography business equipment. This impairment charge was based upon the Company’s review of the Microlithography business equipment and its estimated net realizable value. (See Note 2.)

Investment in Affiliates

The Company’s investment in affiliated companies consists of a 21% interest in Metron Technology and a 49% interest in m•FSI Ltd. The Company’s ownership interest in Metron Technology is expected to be 17% after the close of the Transition Agreement with Metron Technology. (See Note 3.) Each investment is accounted for by the equity method utilizing a three-month and a two-month lag due to the affiliates’ respective May and June year ends.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

The Company defers recognition of the profit on sales to affiliates which remain in the affiliates’ inventory based on the Company’s ownership percentage of the affiliate.

The book value of the Company’s long-term investment in affiliates is reviewed for other than temporary impairment on an annual basis or as deemed necessary. (See Note 3.)

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

Warranty provisions and claims for the quarters and six months ended March 1, 2003 and February 23, 2002 are as follows (in thousands):

	Quarters Ended		Six Months Ended

	March 1,	February 23,	March 1,	February 23,
	2003	2002	2003	2002

Beginning balance	$5,594	$8,254	$5,865	$7,949
Warranty provisions	1,542	781	1,655	1,923
Warranty claims	875	1,442	1,259	2,279

Ending balance	$6,261	$7,593	$6,261	$7,593

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Net Loss Per Common Share

Basic earnings per share are computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares. Net loss per share does not include the effect of common stock equivalents as their inclusion would be antidilutive. Excluded common stock equivalents were 7,719 for the second quarter of fiscal 2003, 5,327 for the first half of fiscal 2003, 206,280 for the second quarter of fiscal 2002, and 223,910 for the first half of fiscal 2002.

Derivative Instruments and Hedging Activities

The Company does not use derivative financial instruments for trading or speculative purposes. The Company did not engage in any hedging activities during the second quarter or first half of fiscal 2003 or 2002.

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

Employee Stock Plans

In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company elected to continue to apply the provisions of Accounting Principles Board’s Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock option and stock purchase plans and therefore is not required to recognize compensation expense in connection with these plans as long as the quoted market price of the Company’s stock at the date of grant equals the amount the employee must pay to acquire the stock. Companies that continue to use APB No. 25 are required to present in the notes to the consolidated financial statements, on an annual basis, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value of options granted. With the adoption of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company will begin reporting this information on a quarterly basis for quarters beginning after December 15, 2002, which will be the Company’s quarter ending May 31, 2003.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management is applying the provisions of SFAS No. 146 to charges related to the wind-down of the Microlithography Division and the restructuring of the Company. SFAS No. 146 will have a significant impact on the timing of recognizing charges related to the wind-down and restructuring.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates disclosure requirements for obligations by a guarantor under certain guarantees. This interpretation also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation undertaken in issuing a guarantee. This applies to the Company’s standard warranty, and the Company has adopted the disclosure requirements in this Interpretation during the second quarter of fiscal 2003, as required.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The Company will adopt the disclosure provisions of SFAS No. 148 in the third quarter of fiscal 2003 and will disclose on a quarterly basis the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value of options granted.

In December 2002, the Emerging Issues Task Force issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. This issue is applicable for the Company for revenue arrangements entered into in fiscal 2004. The Company does not expect the adoption of EITF 00-21 to have an impact on current revenue recognition.

Reclassifications

Certain fiscal 2002 amounts have been reclassified to conform to the current year presentation.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(2)	Wind Down of Microlithography Business

The Company recently announced that it will wind down the Microlithography business due to uncertain economic conditions and the weak semiconductor industry forecast which will likely delay any significant increase in spending for process equipment over the next several quarters. The decision was also due to a history of operating losses of the Microlithography business. The Company has sustained a history of operating losses due to competitive pressures and general economic and industry conditions.

The Company’s decision to wind down the Microlithography business was made after exploring the following options:

1.	Continue to fund the operating losses of the Microlithography business with a goal to gain marketshare with 300mm customers and ultimately return the business to profitability.

2.	Establish a strategic relationship with another semiconductor process equipment manufacturer.

3.	Divestiture of the business to another process equipment company or a financial investor group.

4.	Spin out the business to a strategic and financial investor group.

5.	Discontinue strategic and new product applications development and operate the business in a “maintenance mode” until industry conditions improve.

Over the course of the past several months, the Company had meaningful discussions with prospective strategic partners and a number of financial partners. A number of these prospective partners conducted technology, customer, financial and operations due diligence.

The Company also approached several of the semiconductor manufacturers that are investing in 300mm facilities to see if they would have an interest in supporting the Company with multiple unit orders.

Even though a number of these customers had a strong interest in supporting a second source in addition to Tokyo Electron Ltd. for this technology, they were unable to make the investment commitment under the timeline that was proposed by the Company. Many of these companies have delayed or reduced their investment in 300mm spending until the second half of 2003, at the earliest.

None of these efforts yielded the results the Company was seeking. As a result, the Company announced in March 2003 that it will discontinue its Microlithography business operations and wind down the business operations over the next several quarters.

For the fiscal year ended August 31, 2002, the Microlithography business revenue represented $61 million, or 43 percent, of the Company’s total revenue of $143 million. Approximately 292 of the Company’s 710 employees work in this business. The Company expects to record between $6.0 and $7.0 million in severance costs spread over the next several quarters as it winds down the Microlithography business and realigns the rest of the organization.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

The Company recorded $19.0 million of inventory reserves in the second quarter of fiscal 2003 based on the estimated future sales and recoverability, specifically relate to the Company’s decision to wind down the Microlithography business. The Company determined the $19.0 million inventory reserves by comparing the inventory balance of the Microlithography business as of March 1, 2003 to the inventory balance expected to be used for Microlithography orders in backlog and anticipated orders and adjusted the net inventory balance to its net realizable value. The Company obtained an independent opinion of value to determine the estimated realizable value of the Microlithography business facility and recorded a corresponding impairment charge of $5.0 million. The Company also reviewed its equipment listing for its Microlithography business and recorded an impairment charge of $2.0 million to write down equipment to its estimated realizable value. Therefore, the Company recorded a total of $7.0 million of impairment charges against the property, plant and equipment assets of the Microlithography business.

(3)	Transition Agreement with Metron Technology and Related Charges

On October 9, 2002, the Company entered into a Transition Agreement with Metron Technology related to the early termination of the Company’s distribution agreements with Metron Technology for Europe and the Asia-Pacific region, effective March 1, 2003 (“Closing Date”). Under the terms of the Transition Agreement, the Company assumed direct sales, service and applications support and logistics responsibilities for the surface conditioning and microlithography products in Europe and the Asia-Pacific region as of the Closing Date, while Metron Technology will continue to represent FSI products in Israel.

In conjunction with this transaction, the Company agreed to advance up to $4.0 million to Metron Technology on a secured basis to repurchase inventory. The Company advanced $3.0 million pursuant to a note receivable shortly after it entered into the Transition Agreement and had a potential obligation to advance up to an additional $1.0 million. After completing a review of the inventory relative to the Company’s purchase obligations, it was determined that the Company’s obligation to repurchase inventory was approximately $2.0 million. The Company recorded approximately $2.0 million of sales returns related to the inventory repurchased from Metron Technology during the second quarter of fiscal 2003.

Under the terms of the Transition Agreement, the Company agreed to pay Metron Technology on the Closing Date an early termination fee of approximately $2.8 million. The Company originally anticipated surrendering approximately 1.154 million Metron Technology common shares owned by the Company in payment of this early termination fee as approved by Metron Technology’s shareholders. As a result of the inventory repurchase obligation being less than the advance of $3.0 million, the Company will deliver 567,000 shares, which is less than the 1.154 million Metron Technology common shares originally contemplated. The Company would own 2.124 million shares, or approximately 17% of Metron Technology, after surrendering the 567,000 shares.

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

On the Closing Date, the Company offered employment to approximately 90 Metron Technology employees that have been dedicated to sales, technical service and applications engineering activities related to the distribution of the Company’s products in Europe and the Asia-Pacific region.

(4)	Inventories, net

Inventories, net are summarized as follows (in thousands):

	March 1,	August 31,
	2003	2002

Finished products	$2,415	$3,634
Work-in-process	10,686	20,609
Subassemblies	538	2,186
Raw materials and purchased parts	5,841	18,264

	$19,480	$44,693

(5)	Supplementary cash flow information

The following summarizes supplementary cash flow items (in thousands):

	Six Months Ended

	March 1,	February 23,
	2003	2002

Interest paid, net	$58	$46
Income taxes received, net	($19)	($495)

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(6)	Comprehensive income (loss)

Other comprehensive income (loss) pertains to revenues, expenses, gains and losses that are not included in the net loss but rather are recorded directly in stockholders’ equity. For the second quarter and six-month periods ended March 1, 2003 and February 23, 2002, the only item of other comprehensive income (loss) was related to the foreign currency translation adjustment. For the second quarters and six-month periods ended March 1, 2003 and February 23, 2002, the net loss, item of other comprehensive income (loss) and comprehensive loss were as follows (in thousands):

	March 1,	February 23,
	2003	2002

For the Quarters Ended:
Net loss	($37,408)	($6,534)
Item of other comprehensive income (loss) - Foreign currency translation	53	(793)

Comprehensive loss	($37,355)	($7,327)

For the Six Months Ended:
Net loss	($61,060)	($11,277)
Item of other comprehensive income (loss) - Foreign currency translation	259	(247)

Comprehensive loss	($60,801)	($11,524)

(7)	Segment Information

The Company has two segments, Surface Conditioning Division (SCD) and the Microlithography Division (MLD). However, the Company will be winding down the Microlithography segment over the next several quarters. (See Note 2.)

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Segment information is as follows (in thousands):

	Quarters Ended

	March 1,	February 23,
	2003	2002

Sales to external customers:
SCD	$14,671	$22,003
MLD	6,610	19,886

Total	$21,281	$41,889

Segment gross margin:
SCD	$6,516	$8,021
MLD	(18,929)	4,140

Total	($12,413)	$12,161

Segment operating loss:
SCD	($2,425)	($1,916)
MLD	(34,319)	(4,624)

Total segment operating loss	(36,744)	(6,540)
Other income, net	192	371
Income tax expense	25	—
Equity in losses of affiliates	(831)	(365)

Net loss	($37,408)	($6,534)

Capital expenditures:
SCD	$—	$238
MLD	24	166
Corporate	129	134

Total capital expenditures	$153	$538

Depreciation expense:
SCD	$881	$933
MLD	728	670
Corporate	893	1,159

Total depreciation expense	$2,502	$2,762

Amortization expense:
SCD	$584	$722
MLD	—	—

Total amortization expense	$584	$722

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

	Six Months Ended

	March 1,	February 23,
	2003	2002

Sales to external customers:
SCD	$25,576	$46,742
MLD	21,637	37,774

Total	$47,213	$84,516

Segment gross margin:
SCD	$10,196	$17,819
MLD	(15,794)	7,607

Total	($5,598)	$25,426

Segment operating loss:
SCD	($8,784)	($1,989)
MLD	(40,949)	(10,386)

Total segment operating loss	(49,733)	(12,375)
Impairment of investment in affiliates	(10,195)	—
Other income, net	352	730
Income tax expense	50	—
Equity in (loss) earnings of affiliates	(1,434)	368

Net loss	($61,060)	($11,277)

Capital expenditures:
SCD	$1,864	$433
MLD	227	329
Corporate	480	266

Total capital expenditures	$2,571	$1,028

Depreciation expense:
SCD	$1,844	$1,958
MLD	1,460	1,386
Corporate	1,760	2,207

Total depreciation expense	$5,064	$5,551

Amortization expense:
SCD	$1,181	$1,390
MLD	—	—

Total amortization expense	$1,181	$1,390

	As of

	March 1,	August 31,
	2003	2002

Identifiable assets:
SCD	$72,541	$72,125
MLD	15,957	45,786
Corporate	62,901	93,859

Total assets	$151,399	$211,770

In the six months ended March 1, 2003, the segment operating loss for each division included $1.4 million related to the early termination of the distribution agreements with Metron Technology. In the quarter and the six months ended March 1, 2003, gross loss and operating loss for MLD reflected a $19.0 million charge related to an inventory reserve that was recorded to cost of goods sold based on estimated future sales and recoverability, specifically related to the Company’s decision to wind down the Microlithography business. In addition, the operating loss for MLD for the quarter and six months ended March 1, 2003 also reflected a $7.0 million write down of, property, plant and equipment assets of the Microlithography business to estimated realizable value. (See Note 2.)

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied these post-trial motions and there was no reduction in damages against SSI. Subsequent to February 23, 2002, Mr. Hsu was awarded an additional $431,000 for attorney’s fees and expenses incurred since the judgment was rendered in November 2001. The total judgment against SSI together with post judgment interest and attorneys’ fees as of March 1, 2003 aggregated approximately $6.8 million.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this report, except for the historical information contained herein, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. Such statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include the length and extent of the current industry downturn; additional order delays or cancellations; savings from our cost-cutting measures may be less than anticipated or we may incur unexpected additional costs; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our success in the execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors, the transition to 300mm products; the level of new orders; the timing and success of current and future product and process development programs; the success of our affiliated distributors; legal proceedings; the potential impairment of long-lived assets and results of discussions with Microlithography business customers in regard to the wind-down of the business as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors included in this report. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.

This discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and footnotes thereto appearing elsewhere in this report.

Industry

The combination of a weak global economy, weak demand for technology products and the uncertain world situation are contributing to the worst conditions in the history of the semiconductor process equipment (SPE) industry. This situation has caused a number of process equipment companies to curtail investments in new technology, suspend certain product development activities and in some cases discontinue products or even exit markets.

Even though semiconductor manufacturers and analysts are forecasting a modest increase for semiconductor demand in 2003 as compared to 2002, there continues to be significant downward pressure on semiconductor unit prices. This trend has forced a number of device manufacturers to close facilities or outsource more production to foundries.

During the past few months, our customers have continued to delay the placement of capacity related orders. However, based upon the order opportunities that we are pursuing, we anticipate that our third quarter net orders will increase slightly from the second quarter level.*

We continue to enjoy business from semiconductor manufacturers in Japan that provide devices for wireless and entertainment products. A number of new Chinese fabs continue to invest in 200mm products; however, competition for orders is fierce, often resulting in a reduction in gross margin.

Taiwanese foundries are struggling with factory utilization rates below breakeven levels; therefore, they continue to push out new orders and reduce their capital expenditure plans for 2003.

Only a few months ago, there were concerns about DRAM shortages, as DRAM prices were on the rise. As the rate of growth in demand has stalled, DRAM prices have again come under pressure and have led to spending delays by a number of memory manufacturers.

There are a few customers in other regions of the world that continue to invest in new technology and 300mm capacity. However, this level of spending is insufficient to allow most equipment companies to maintain their infrastructure with hopes of a near-term industry recovery.

We believe that any significant increase in equipment spending will be led by investment in 300mm capacity, smaller device feature sizes, and process technology required for new materials such as copper and low-k dielectrics. These are all technology areas where we have focused our research and development investment the past few years and represents applications for which we have been receiving orders the past six to twelve months.

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

If we do determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $57.0 million as of March 1, 2003.

In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we ceased to amortize approximately $5.4 million of goodwill. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter.

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

Our investment in our affiliate, Metron Technology, is accounted for by the equity method of accounting and had a carrying value on the balance sheet as of March 1, 2003 of approximately $5.1 million or $1.89 per share. The fair value of Metron Technology is subject to stock market fluctuations. The stock price of Metron Technology ranged from $0.57 to $3.19 per share during the first half of fiscal 2003. Based on the closing stock price of Metron Technology of $1.26 per share on February 28, 2003, the fair value of our investment in Metron Technology was approximately $3.4 million, or $1.7 million less than the carrying value on our balance sheet. While we determined at August 30, 2002 that our investment in Metron Technology was not other than temporarily impaired, our decision on October 8, 2002 to use Metron Technology shares with a value of $2.38 to settle the termination fee payment with Metron Technology triggered an impairment loss on that date for all of the shares we held. Accordingly, the difference between the $6.17 per share carrying value and the $2.38 per share value agreed upon for purposes of the Transaction Agreement on the shares held was recorded as a non-cash impairment charge of $10.2 million in our quarter ending November 30, 2002. The $2.38 per share value reflected the average closing price of the common stock of Metron Technology for the five business days prior to the execution of the Transition Agreement. Under our policy, we will continue to review our long-term investment in affiliates for other than temporary impairment as deemed necessary.

In connection with the pursuit of strategic partners for our Microlithography business in the second quarter of fiscal 2003, we conducted a review of the long-lived assets of the Microlithography business. Accordingly, we recorded a write-down of $7.0 million against the property, plant and equipment assets of the Microlithography business to write the assets down to their estimated realizable value. This write-down included a $5.0 million impairment charge associated with the Microlithography facility. This impairment charge was based upon an independent third party’s opinion of value. Also included in the write-down is an impairment charge of $2.0 million related to the Microlithography business equipment. This impairment charge was based upon our review of the Microlithography business equipment and its estimated net realizable value. (See Note 2.)

Product Warranty Estimation

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, anticipated releases of new products and other factors including product performance. The warranty periods for new equipment manufactured by us range from 12 to 24 months. Although management believes the likelihood to be relatively low, claims experience could be materially different from actual results because of the introduction of new, more complex products; a change in our warranty policy in response to industry trends, competition or other external forces; manufacturing changes that could impact product quality; or as yet unrecognized defects in products sold.

Warranty provisions and claims for the quarters and six months ended March 1, 2003 and February 23, 2002 are as follows (in thousands):

	Quarters Ended		Six Months Ended

	March 1,	February 23,	March 1,	February 23,
	2003	2002	2003	2002

Beginning balance	$5,594	$8,254	$5,865	$7,949
Warranty provisions	1,542	781	1,655	1,923
Warranty claims	875	1,442	1,259	2,279

Ending balance	$6,261	$7,593	$6,261	$7,593

Inventory Reserves Estimation

We record reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these reserves are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives, forecasted sales demand and recoverability. Results could be materially different if demand for our products decreased because of economic or competitive conditions, length of the industry downturn, or if products become obsolete because of technical advancements in the industry or by us.

We recorded $19.0 million of inventory reserves in the second quarter of fiscal 2003 based on the estimated future sales and recoverability, specifically related to our decision to wind down the Microlithography business. We determined the $19.0 million inventory reserves by comparing the inventory balance of the Microlithography business as of March 1, 2003 to the inventory balance expected to be used for Microlithography orders in backlog and anticipated orders and adjusted the net inventory balance to its net realizable value.

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

Wind Down the Microlithography Business

We recently announced that we will wind down the Microlithography business due to uncertain economic conditions, the weak semiconductor industry forecast which will likely delay any significant increase in spending for process equipment over the next several quarters. The decision was also due to a history of operating losses of the Microlithography business. We have sustained a history of operating losses due to competitive pressures and general economic and industry conditions.

Our decision to wind down the Microlithography business was made after exploring the following options:

1.	Continue to fund the operating losses of the Microlithography business with a goal to gain marketshare with 300mm customers and ultimately return the business to profitability.

2.	Establish a strategic relationship with another semiconductor process equipment manufacturer.

3.	Divestiture of the business to another process equipment company or a financial investor group.

4.	Spin out the business to a strategic and financial investor group.

5.	Discontinue strategic and new product applications development and operate the business in a “maintenance mode” until industry conditions improve.

Over the course of the past several months, we had meaningful discussions with prospective strategic partners and a number of financial partners. A number of these prospective partners conducted technology, customer, financial and operations due diligence.

We also approached several of the semiconductor manufacturers that are investing in 300mm facilities to see if they would have an interest in supporting us with multiple orders.

Even though a number of these customers had a strong interest in supporting a second source in addition to Tokyo Electron Ltd. for this technology, they were unable to make the investment commitment under the timeline that we proposed. Many of these companies have delayed or reduced their investment in 300mm spending until the second half of 2003, at the earliest.

None of these efforts yielded the results we were seeking. As a result, we announced in March 2003 that we would discontinue our Microlithography business operations and wind down the business operations over the next several quarters.

For the fiscal year ended August 31, 2002, the Microlithography business revenue represented $61 million, or 43 percent, of our total revenue of $143 million. Approximately 292 of our 710 employees work in this business. We expect to record between $6.0 and $7.0 million in severance costs spread over the next several quarters as we wind down the Microlithography business and realign the rest of the organization.

We recorded $19.0 million of inventory reserves in the second quarter of fiscal 2003 based on the estimated future sales and recoverability, specifically related to our decision to wind down the Microlithography business. We determined the $19.0 million inventory reserve based on the inventory balance as of March 1, 2003 as compared to the inventory balance expected to be used for Microlithography orders in backlog and anticipated orders and adjusted the net inventory balance to its net realizable value. We also recorded a write-down of $7.0 million against the property, plant and equipment assets of the Microlithography business. This write-down included a $5.0 million impairment charge for the Microlithography business facility. This impairment charge was based upon an independent third party’s opinion of value. Also included in the write-down was an impairment charge of $2.0 million to the Microlithography business equipment. This impairment charge was based upon our review of Microlithography business equipment and its estimated net realizable value.

Our focus over the next several quarters now turns to successfully winding down this business. Our primary goals are to satisfy our remaining Microlithography customer obligations and support requirements and to obtain Surface Conditioning order prospects from these customers. We are currently developing customer support plans and defining tasks to maximize the liquidation value of the business’ assets and strengthen FSI’s overall cash position.

We will be meeting with our Microlithography business customers in the third quarter of fiscal 2003 to review open orders and develop longer-term service and spare parts logistics support plans. Until the status of open orders is known and the customer support plans are developed, we will not provide detailed financial guidance for the third quarter of fiscal 2003.

SECOND QUARTER AND FIRST HALF OF FISCAL 2003 COMPARED TO SECOND QUARTER AND FIRST HALF OF FISCAL 2002

The Company

The following table sets forth on a consolidated basis, for the fiscal period indicated, certain income and expense items as a percent of total sales.

	Percent of Sales		Percent of Sales
	Quarter Ended		Six Months Ended

	March 1,	February 23,	March 1,	February 23,
	2003	2002	2003	2002

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	158.3	71.0	111.9	69.9

Gross margin	(58.3)	29.0	(11.9)	30.1
Selling, general and administrative	40.5	21.5	36.8	23.5
Transition agreement termination fee	—	—	5.8	—
Write-down of property, plant and equipment	32.9	—	14.8	—
Research and development	41.0	23.1	36.0	21.2

Operating loss	(172.7)	(15.6)	(105.3)	(14.6)
Other income, net	0.9	0.9	(20.9)	0.9

Loss before income taxes	(171.8)	(14.7)	(126.2)	(13.7)
Income taxes	0.1	—	0.1	—
Equity in (loss) earnings of affiliates	(3.9)	(0.9)	(3.0)	0.4

Net loss	(175.8)%	(15.6)%	(129.3)%	(13.3)%

Sales Revenue and Shipments

Sales revenue decreased 49% to $21.3 million for the second quarter of fiscal 2003, as compared to $41.9 million for the second quarter of fiscal 2002. Sales revenue for the Surface Conditioning Division decreased from $22.0 million in the second quarter of fiscal 2002 to $14.7 million in the second quarter of fiscal 2003. Sales revenue for the Microlithography Division decreased from $19.9 million in the second quarter of fiscal 2002 to $6.6 million in the second quarter of fiscal 2003. Sales revenue decreased 44% to $47.2 million for the first half of fiscal 2003, as compared to $84.5 million for the first half of fiscal 2002. Sales revenue for the Surface Conditioning Division decreased from $46.7 million in the first half of fiscal 2002 to $25.6 million in the first half of fiscal 2003. Sales revenue for the Microlithography Division decreased from $37.8 million in the first half of fiscal 2002 to $21.6 million in the first half of fiscal 2003. Both divisions experienced year-over-year revenue decreases due to the continued industry downturn, competitive pricing pressures and the global recession.

Shipments in the second quarter of fiscal 2003 increased to $27.2 million from $20.0 million for the second quarter of fiscal 2002. Surface Conditioning Division shipments increased to $20.8 million in the second quarter of fiscal 2003 from $12.2 million in the second quarter of fiscal 2002. Microlithography Division shipments decreased to $6.4 million in the second quarter of fiscal 2003 from $7.8 million in the second quarter of fiscal 2002. Shipments in the first half of fiscal 2003 increased to $54.0 million from $34.7 million in the first half of fiscal 2002. Surface Conditioning Division shipments increased to $33.9 million in the first half of fiscal 2003 from $19.7 million in the first half of fiscal 2002. Microlithography Division shipments increased to $20.1 million in the first half of fiscal 2003 from $15.0 million in the first half of fiscal 2002.

International sales revenue was $5.7 million, representing 27% of total sales revenue, during the second quarter of fiscal 2003 and $11.3 million, representing 27% of total sales revenue, during the second quarter of fiscal 2002. International sales revenue was $11.5 million, representing 24% of total sales revenue, during the first half of fiscal 2003 and $17.9 million, representing 21% of total sales revenue, during the first half of fiscal 2002.

Deferred revenue was approximately $12.7 million as of March 1, 2003. Deferred profit was $6.7 million as of March 1, 2003, as reported on the consolidated balance sheet, which reflects deferred revenue less deferred cost of goods sold.

Gross Margin

Our gross margin may fluctuate as a result of a number of factors, including the mix of products sold as Surface Conditioning products, generally have higher margins than Microlithography products, the proportion of international sales, as international sales generally have lower margins as a result of selling through distributors, competitive pricing pressures and utilization of manufacturing capacity.

Gross margin as a percentage of sales for the second quarter of fiscal 2003 was (58.3%) as compared to 29.0% for the second quarter of fiscal 2002. Gross margin as a percentage of sales for the first half of fiscal 2003 was (11.9%) as compared to 30.1% for the first half of fiscal 2002. The decrease in 2003 margins was primarily related to the second quarter $19.0 million inventory reserve for Microlithography inventory. The reserve was recorded to cost of goods sold based on estimated future sales and recoverability, specifically related to our decision to wind down the Microlithography business. We determined the $19.0 million inventory reserves by comparing the inventory balance of the Microlithography business as of March 1, 2003 to the inventory balance expected to be used for Microlithography orders in backlog and anticipated orders and adjusted the net inventory balance to its net realizable value. Margins in the second quarter and first half of 2002 were impacted by $250,000 of realignment charges that were recorded to cost of goods sold in the second quarter of fiscal 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $8.6 million in the second quarter of fiscal 2003 as compared to $9.0 million for the second quarter of fiscal 2002. Selling, general and administrative expenses were $17.4 million for the first half of fiscal 2003 as compared to $19.9 million for the same period in fiscal 2002. The decrease in selling, general and administrative expense in the second quarter and first half of fiscal 2003 related primarily to the decrease in service expense due to lower sales and lower incentive compensation payments that resulted from lower orders and operating return on revenue. The second quarter and first half of fiscal 2002 were also impacted by $250,000 of realignment charges associated with the December 2002 reduction in force.

Transition Agreement Termination Fee

In the first quarter of fiscal 2003, we recorded a non-cash charge of approximately $2.8 million associated with the early termination of the distribution agreements with Metron Technology.

Write Down of Property, Plant and Equipment

In connection with the pursuit of strategic partners for our Microlithography business in the second quarter of fiscal 2003, we conducted a review of the long-lived assets of the Microlithography business. The second quarter and first half of fiscal 2003 reflected a write-down of $7.0 million against the property, plant and equipment assets of the Microlithography business to write the assets down to their estimated realizable value. This write-down included a $5.0 million impairment charge for the Microlithography business facility. This impairment charge was based upon an independent third party’s opinion of value. Also included in the write-down is an impairment charge of $2.0 million related to the Microlithography business equipment. This impairment charge was based upon our review of the Microlithography business equipment and its estimated net realizable value.

Research and Development Expenses

Research and development expenses were $8.7 million for the second quarter of fiscal 2003 as compared to $9.7 million for the same period in fiscal 2002. Research and development expenses were $17.0 million for the first half of fiscal 2003 as compared to $17.9 million for the same period in fiscal 2002. The decrease in the second quarter and first half of fiscal 2003 was related to timing of expenses associated with key product development programs and cost reduction actions. The majority of our research and development investment is focused on reducing our product costs, improving our product performance, the MAGELLAN™ product launch and expanding the applications capabilities of a number of our products. In addition, we have resources directed at expanding our single wafer cleaning capabilities. Despite the impact on near term financial results, we expect to continue investing in key applications and product development initiatives.*

Other Income, Net

Other income, net was approximately $192,000 of income for the second quarter of fiscal 2003 and $9.8 million of loss for the first half of fiscal 2003, as compared to $371,000 of income for the second quarter of fiscal 2002 and $729,000 of income for the first half of fiscal 2002. The change for the first half of fiscal 2003 as compared to the first half of fiscal 2002 related to an approximately $10.2 million non-cash impairment charge in the first quarter of fiscal 2003 for the 2.690 million shares of Metron Technology that we own. The impairment charges were based upon the difference between our $6.17 per share carrying value and the $2.38 per share value agreed upon for purposes of the Transition Agreement. The $2.38 per share value reflected the average closing price of the common stock of Metron Technology for the five business days prior to the execution of the Transition Agreement. The decrease in the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002 related to a decline in interest income due to decreases in short-term interest rates as well as a reduction in average investment balances.

Income Taxes

We recorded $25,000 of tax expense in the second quarter of fiscal 2003 and $50,000 of tax expense in the first half of fiscal 2003, as compared to no income tax expense for the second quarter and first half of fiscal 2002. The change in fiscal 2003 related to state income taxes.

Our deferred tax assets on the balance sheet as of March 1, 2003 have been fully reserved with a valuation allowance. We do not expect to significantly reduce our valuation allowance until we are consistently profitable on a quarterly basis.*

Overall, we have net operating loss carryforwards for federal income tax purposes of approximately $109.9 million, which will begin to expire in fiscal year 2011 through fiscal 2019 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year.

Equity in Earnings (Loss) of Affiliates

The equity in earnings (loss) of affiliates was approximately $831,000 of loss for the second quarter of fiscal 2003, compared to approximately $365,000 of loss for the second quarter of fiscal 2002. The equity in earnings (loss) of affiliates was approximately $1.4 million of loss for the first half of fiscal 2003, compared to $369,000 of income for the first half of fiscal 2002. The change from 2002 periods to 2003 periods reflected the impact that deteriorating industry conditions had on Metron Technology, offset by a positive contribution from m•FSI.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, restricted cash, cash equivalents and marketable securities were approximately $43.8 million as of March 1, 2003, a decrease of $20.1 million from the end of fiscal 2002. The decrease in cash, restricted cash, cash equivalents, and marketable securities was primarily due to $17.9 million of cash used in operating activities, including an advance to Metron Technology for inventory repurchases under the terms of the Transition Agreement.

Our trade accounts receivable increased by approximately 34% or $6.7 million from the end of fiscal 2002. The increase related to the higher shipment levels. Trade accounts receivable from affiliates decreased $2.9 million. The decrease related to a decline in sales to affiliates from $11.7 million in the fourth quarter of fiscal 2002 to $3.8 million in the second quarter of fiscal 2003.

Our inventory decreased approximately $25.2 million to $19.5 million at March 1, 2003 as compared to $44.7 million at the end of fiscal 2002. The decrease in inventory was due primarily to the $19.0 million of non-cash inventory reserves recorded in the second quarter of fiscal 2003 based on the estimated future sales and recoverability, specifically related to our decision to wind down the Microlithography business. We determined the $19.0 million inventory reserves by comparing the inventory balance of the Microlithography business as of March 1, 2003 to the inventory expected to be used for the Microlithography orders in backlog and anticipated orders and adjusted the net inventory its net realizable value. Our inventory reserves were approximately $28.4 million at the end of the second quarter as compared to $8.3 million at the end of the fiscal 2002.

As of March 1, 2003, our current ratio of current assets to current liabilities was 2.9 to 1.0 and working capital was $62.2 million and we had no lines of credit or guarantees of affiliates.

Our contractual cash obligations related to operating leases at March 1, 2003 are summarized as follows (in thousands):

Second half of fiscal 2003	250
Fiscal 2004	390
Fiscal 2005	351
Fiscal 2006	182

Total	$1,173

As previously discussed, we have outstanding litigation regarding the Hsu matter. The total judgment against SSI together with post judgment interest as of March 1, 2003 aggregated approximately $6.8 million. SSI and the individual defendants have filed an appeal on a variety of grounds. In the third quarter of fiscal 2002, we posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, we entered into a letter of credit in the amount of $2.5 million with a surety company. This letter of credit was collateralized with restricted cash of approximately the same amount. The total balance of restricted cash as of March 1, 2003 was $3.1 million.

Acquisitions of property, plant and equipment were approximately $2.6 million in the first half of fiscal 2003 and $1.0 million in the first half of fiscal 2002.

We believe that with existing cash, cash receipts, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet our currently projected working capital requirement and to meet other cash requirements through at least mid-fiscal 2004.* We are developing customer support plans and defining tasks to maximize the liquidation value of the Microlithography business and strengthen our overall cash position. In addition, in the third quarter of fiscal 2003, we will restructure the organization to a level at which we expect to be cash flow neutral at $20 to $25 million in quarterly revenue.* The restructuring of the organization is expected to include cost reductions related to headcount as well as other fixed costs.*

We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they may arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies particularly those that are complementary to our surface conditioning business.* We may fund such activities with additional equity or debt financings.* The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.*

NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management is applying the provisions of SFAS No. 146 to charges related to the wind-down of the Microlithography Division and the restructuring of the Company. SFAS No. 146 will have a significant impact on the timing of recognizing charges related to the wind down and restructuring.*

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates disclosure requirements for obligations by a guarantor under certain guarantees. This interpretation also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation undertaken in issuing a guarantee. We have adopted the disclosure requirements in this Interpretation during the second quarter of fiscal 2003, as required.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. We will adopt the disclosure provisions of SFAS No. 148 in the third quarter of fiscal 2003 and will disclose on a quarterly basis the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value of options granted.

In December 2002, the Emerging Issues Task Force issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. This issue is applicable for our revenue arrangements entered into in fiscal 2004. We do not expect the adoption of EITF 00-21 to have an impact on current revenue recognition.

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

Our inability to implement additional cost reduction and restructuring actions could adversely affect our cash flows and results of operations.

As a result of the wind down of the Microlithography business, we will be operating as a smaller company with a decrease in revenues. We may lose some of our competitive advantages, including economies of scales, and may incur higher procurement costs. Furthermore, as a smaller company, we may face competitive disadvantages in obtaining future orders due to industry consolidation and customer’s increasing reliance on large manufacturers capable of supporting multiple customer needs. We will be relying on revenues generated by one division to cover our operating expenses, corporate overhead, existing facility charges and other fixed costs. Because of the decrease in revenues, we will need to reduce expenses and cash usage. We expect to implement additional cost reduction and restructuring programs, including a reduction in headcount and other fixed costs.* It is our goal to restructure the Company to a level in which we expect to be cash flow neutral at $20 million to $25 million in quarterly revenues.* There can be no assurance that we will be successful in achieving our restructuring goals. Our inability to implement cost reduction or restructuring actions may adversely affect our cash flows and results of operations.

The wind-down of the Microlithography business could adversely affect our order prospects for the Surface Conditioning Division.

Over the next several quarters, we will focus on winding down the Microlithography business. Our primary goals are to satisfy our remaining Microlithography customer obligations and support requirements and to obtain Surface Conditioning order prospects from these customers. We will be meeting with our Microlithography business customers in the third quarter of fiscal 2003 to review open orders and develop longer-term service and spare parts logistics plans. Development and implementation of these service and spare parts logistics plans may cost more than we expected. If we are unable to satisfy our remaining Microlithography customer obligations, our future order and sales levels for our Surface Conditioning business may be adversely affected.

The write downs and reserves related to the property, plant and equipment assets and inventory of the Microlithography business may not be sufficient.

We recorded $19.0 million of inventory reserves in the second quarter of fiscal 2003 based on the estimated future sales and recoverability, specifically related to our decision to wind down the Microlithography business. In addition, an impairment charge of $7.0 million was recorded against the property, plant and equipment assets of the Microlithography business to write the assets down to their estimated realizable value.

We will be meeting with our Microlithography business customers to review open orders and develop longer-term service and spare parts logistic support plans. The results of discussions with our Microlithography business customers are uncertain. Depending on the results of these conversations, the write downs and reserves related to the property, plant and equipment assets and inventory of the Microlithography business may not be sufficient.

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

During the fourth quarter of fiscal 2002, our $5.4 million balance of goodwill was deemed other than temporarily impaired and a charge of $5.4 million was recorded to selling, general and administrative expenses. Our investment in our affiliate, Metron Technology, has a carrying value on the balance sheet of approximately $5.1 million as of March 1, 2003. While we determined at August 31, 2002 that our investment in Metron Technology was not other than temporarily impaired, our decision on October 8, 2002 to use Metron Technology shares with a value of $2.38 to settle the termination payment with Metron Technology triggered an impairment loss on that date for all of the shares we held. Accordingly, the difference between the $6.17 per share carrying value and the $2.38 per share value agreed upon for purposes of the Transition Agreement on the shares held was recorded as non-cash impairment charges of $10.2 million in our quarter ending November 30, 2002. The $2.38 per share value reflected the average closing price of the common stock of Metron Technology for the five business days prior to the execution of the Transition Agreement. The fair value of Metron Technology is subject to stock market fluctuations. Based on the closing stock price of Metron Technology of $1.26 per share on February 28, 2003, the fair value of our investment in Metron Technology was approximately $3.4 million, or $1.7 million less than the carrying value on our balance sheet. There can be no assurance that additional impairment charges will not be necessary depending on the impact of economic and industry conditions.

Because of the volatility of our stock price, the ability to trade FSI shares may be adversely affected and our ability to raise capital through future equity financing may be reduced.

Our stock price has been volatile in the past and may continue to be so in the future. In the 2002 fiscal year, for example, our stock price ranged from $4.10 to $16.25 per share. In the first half of fiscal 2003 our stock price ranged from $2.10 to $5.54 per share.

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

The profits or losses of our affiliated distributors, Metron Technology B.V. and m•FSI Ltd., can also significantly affect our financial results. As of March 1, 2003, we had a 21% ownership interest in Metron Technology and a 49% interest in m•FSI. Metron Technology and m•FSI also distribute or sell products for companies other than us. If these affiliates lose the business of a significant company for which they distribute or sell products, lose a significant customer, or otherwise became less financially viable, it could have a negative effect on our financial condition.

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

On the Closing Date, we offered employment to approximately 90 Metron Technology employees who are dedicated to sales, technical service and applications engineering activities related to the distribution of our products in Europe and the Asia-Pacific region. Our success in selling our products direct in these regions will be dependent upon hiring and retaining key support employees, implementing targeted marketing plans and developing direct relationships with our international customers’ key procurement personnel.

Because of our limited experience in selling our products directly in Europe and the Asia-Pacific region, we expect to incur additional costs during the ramp-up period.

The success of our transition to a primarily direct sales model in Europe and the Asia-Pacific region may be adversely impacted if we fail to have the appropriate systems and processes to continue to support the customers in these regions.

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

We and our affiliates operate in a global market. In the first half of fiscal 2003, approximately 24% of our sales revenue derived from sales outside the United States, as compared to 21% in the first half of fiscal 2002. In fiscal 2002, approximately 29% of our sales revenue derived from sales outside the United States. In fiscal 2001, approximately 60% of our sales revenue derived from sales outside the United States. In fiscal 2000, this figure was 53%. These figures include sales through Metron Technology and m•FSI, which accounted for 77% of international sales in the first half of fiscal 2003, 67% of international sales in fiscal 2002, 85% of international sales in fiscal 2001, and 87% of international sales in fiscal 2000. We expect that international sales will continue to represent a significant portion of total sales. Sales to customers outside the United States involve a number of risks, including the following:

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

If our significant customers, including IBM, Texas Instruments, STMicroelectronics or Philips Semiconductor, reduce, delay, or cancel orders, then our operating results could suffer. Our largest customers have changed from year to year, however, sales to our top five customers accounted for approximately 71% of total sales in the first half of fiscal 2003, 53% of total revenues in fiscal 2002, 46% of total revenues in fiscal 2001 and 45% of total revenues in fiscal 2000. IBM accounted for approximately 13% of total sales in the first half of fiscal 2003 and 11% of total revenues in fiscal 2002. Texas Instruments accounted for 43% of total sales in the first half of fiscal 2003, 29% of total revenues in fiscal 2002, 14% of total revenues in fiscal 2001 and 15% of total revenues in fiscal 2000. Philips Semiconductor accounted for approximately 10% of our total revenues in fiscal 2001. STMicroelectronics represented 11% of total revenues in fiscal 2000. We currently have no long-term sales commitments with any of our customers. Instead, we generally make sales under purchase orders. Our backlog at August 31, 2002 was $39.6 million of which 51% was comprised of orders from two customers. All orders are subject to cancellation or delay by the customer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. As of March 1, 2003, our investments in affiliates included a 21% interest in Metron Technology and a 49% interest in m•FSI Ltd. Metron Technology operates mainly in Europe, Asia Pacific and the United States. m•FSI Ltd. operates in Japan. Approximately 80% of fiscal 2002 and 39% of the first half of fiscal 2003 sales to affiliates were to Metron Technology. We denominate all U.S. export sales in U.S. dollars.

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

Because of our plan to assume direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia-Pacific region starting in March 2003, we expect to incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* We are currently evaluating various hedging activities and other options to minimize these risks.

We do not have significant exposure to changing interest rates as all material outstanding debt was repaid on September 3, 1999 and all marketable securities consist of debt instruments, 100% of which mature within one year. As of quarter-end, amortized cost approximates market value for all outstanding marketable securities included in cash equivalents. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact of a 1% change in short-term interest rates would be approximately a $438,000 annual change in investment income based on cash, restricted cash, cash equivalents and marketable security balances as of March 1, 2003.

Our investment in our affiliate, Metron Technology, is accounted for by the equity method of accounting and has a carrying value on the balance sheet of approximately $5.1 million as of March 1, 2003, reflecting the $10.2 million impairment charges recorded in the first quarter of fiscal 2003. These impairment charges were based upon the difference between the $6.17 per share carrying value and the $2.38 per share value agreed upon for purposes of the Transition Agreement with Metron Technology. The $2.38 per share value reflected the average closing price of the common stock of Metron Technology for the five business days prior to the execution of the Transition Agreement. The fair value of Metron Technology is subject to stock market fluctuations. Based on the closing stock price of Metron Technology of $1.26 per share on February 28, 2003, the fair value of our investment in Metron Technology was approximately $3.4 million, or $1.7 million less than the carrying value on our balance sheet. The stock price of Metron Technology ranged from $0.57 to $3.19 per share during the first half of fiscal 2003. Additional impairment reviews may be triggered in the future and these could result in additional impairment charges.*

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

In proceedings subsequent to the trial, the Court has determined that plaintiffs are entitled to an award against SSI of prejudgment interest on the breach of contract damages (approximately $2.4 million) at 10 percent per annum from October 1996. In addition, the Court has awarded plaintiffs approximately $127,000 in costs and approximately $1.8 million in attorneys’ fees against SSI and the individual defendants. On November 16, 2001, the court signed its final judgment reflecting the jury’s awards, interest, attorney’s fees and costs assessed against each of the defendants.

Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied our post-trial motions and there was no reduction in damages against SSI. Subsequent to February 23, 2002, Hsu was awarded an additional $431,000 for attorney’s fees and expenses incurred since the judgment was rendered in November 2001. The total judgment against SSI together with post judgment interest and attorney’s fees as of March 1, 2003 aggregated approximately $6.8 million.

SSI and the individual defendants have filed an appeal on a variety of grounds and we posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, we entered into a letter of credit in the amount of $2.5 million with a surety company. This letter of credit was collateralized with restricted cash of approximately the same amount.

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

ITEM 2. Change in Securities

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on January 28, 2003, the shareholders approved the following:

(1)	Election of two Class I Directors to serve a three-year term. The nominated directors were elected as follows:

Director-Nominee	Votes For	Votes Against	Abstentions

James A. Bernards Donald S. Mitchell	27,047,749 20,269,535	0 0	1,007,423 7,785,637

Willem D. Maris and Krishnamurthy Rajagopal, as Class II Directors, and Terrence W. Glarner and Charles R. Wofford, as Class III Directors, continue to serve as our directors.

(2)	Proposal to approve an amendment to our 1997 Omnibus Stock Plan to increase the aggregate number of shares of our common stock reserved for issuance thereunder by 650,000. Our shareholders approved the proposal as follows:

Votes For	Votes Against	Abstentions

24,550,220	2,305,536	1,199,416

(3)	Proposal to approve an amendment to our Employees Stock Purchase Plan to increase the aggregate number of shares of our common stock reserved for issuance thereunder by 250,000. Our shareholders approved the proposal as follows:

Votes For	Votes Against	Abstentions

26,355,054	506,257	1,193,861

(4)	Proposal to ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending August 30, 2003. Our shareholders approved the proposal as follows:

Votes For	Votes Against	Abstentions

27,024,457	993,090	37,625

ITEM 5. Other Information

None

ITEM 6                Exhibits and Reports on Form 8-K

(a)(3) Exhibits

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International, Corporation. (5)

2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)

2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (6)

3.1	Restated Articles of Incorporation of the Company. (2)

3.2	Restated and Amended By-Laws. (9)

3.5	Articles of Amendment of Restated Articles of Incorporation. (7)

4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent. (3)

4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent. (4)

4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent. (8)

4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May 22, 1997, as amended on March 26, 2008 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights Agent. (10)

4.5	Form of Purchase Agreement, dated April 4, 2002. (11)

4.6	Schedule of Purchasers which have executed the Form of Purchase Agreement, dated April 4, 2002. (12)

10.33	First Amendment to the Transition Agreement dated February 5, 2003. (filed herewith)

10.34	Second Amendment to the Transition Agreement dated February 28, 2003. (filed herewith)

10.35	FSI/Metron Distribution Agreement dated as of February 28, 2003 by and between FSI International, Inc. and Metron Technology, N.V. (filed herewith)

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276, and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A2, filed by the Company on April 9, 2002, SEC File No. 0-17276, and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on April 5, 2002, SEC File No. 0-17276, and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 dated April 12, 2002, SEC File No. 333-86148, and incorporated by reference.

(b)      Reports on Form 8-K

We filed with the Securities and Exchange Commission a current report on Form 8-K on December 18, 2002, disclosing under “Item 5 Other Events” that we issued a press release on December 17, 2002 and filing under “Item 7 Financial Statements and Exhibits” a copy of the press release, dated December 17, 2002.

We filed with the Securities and Exchange Commission a current report on Form 8-K on January 29, 2003, disclosing under “Item 5 Other Events” that we issued a press release on January 28, 2003 and filing under “Item 7 Financial Statements and Exhibits” a copy of the press release, dated January 28, 2003.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC. [Registrant]

DATE: April 15, 2003

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

Date: April 15, 2003

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

Date: April 15, 2003

/s/ Patricia M. Hollister Patricia M. Hollister Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation. (5)	Incorporated by reference.

2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)	Incorporated by reference.

2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (6)	Incorporated by reference.

3.1	Restated Articles of Incorporation of the Company. (2)	Incorporated by reference.

3.2	Restated and amended By-Laws. (9)	Incorporated by reference.

3.5	Articles of Amendment of Restated Articles of Incorporation. (7)	Incorporated by reference.

4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent .(3)	Incorporated by reference.

4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent. (4)	Incorporated by reference.

4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent. (8)	Incorporated by reference.

4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May 22, 1997, as amended on March 26, 2008 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights Agent. (10)	Incorporated by reference.

4.5	Form of Purchase Agreement, dated April 4, 2002. (11)	Incorporated by reference.

4.6	Schedule of Purchasers which have executed the Form of Purchase Agreement, dated April 4, 2002. (12)	Incorporated by reference.

10.33	First Amendment to the Transition Agreement dated February 5, 2003.	Filed herewith.

10.34	Second Amendment to the Transition Agreement dated February 28, 2003.	Filed herewith.

10.35	FSI/Metron Distribution Agreement dated as of February 28, 2003 by and between FSI International, Inc. and Metron Technology, N.V.	Filed herewith.

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A2, filed by the Company on April 9, 2002, SEC File No. 0-17276, and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on April 5, 2002, SEC File No. 0-17276, and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 dated April 12, 2002, SEC File No. 333-896148, and incorporated by reference.