Form 10-Q
period 2003-05-31
FSI INTERNATIONAL INC
filed 2003-07-15
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

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

Common Stock, No Par Value – 29,654,786 shares outstanding as of June 30, 2003

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I. Item 1. FINANCIAL INFORMATION

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MAY 31, 2003 AND AUGUST 31, 2002

ASSETS
(unaudited)
(in thousands)

	May 31,	August 31,
	2003	2002

Current assets:
Cash and cash equivalents	$30,826	$55,028
Restricted cash	3,242	3,131
Marketable securities	—	5,709
Trade accounts receivable, net of allowance for doubtful accounts of $1,599 and $1,609, respectively	16,647	7,037
Trade accounts receivable from affiliates	7,511	12,391
Inventories, net	18,342	44,693
Prepaid expenses and other current assets	4,968	4,617
Employee receivable	100	114

Total current assets	81,636	132,720

Property, plant and equipment, at cost	103,179	113,424
Less accumulated depreciation and amortization	(66,756)	(66,074)

	36,423	47,350
Investment in affiliates	7,754	22,723
Intangibles, net	4,889	6,636
Employee receivable	—	41
Deposits and other assets	2,297	2,300

	$132,999	$211,770

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MAY 31, 2003 AND AUGUST 31, 2002
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	May 31,	August 31,
	2003	2002

Current liabilities:
Trade accounts payable	$4,634	$9,146
Other accounts payable to affiliate	229	—
Accrued expenses	16,460	18,877
Deferred profit	6,238	2,501
Deferred profit from affiliates	1,275	1,614

Total current liabilities	28,836	32,138
Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized; none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 29,562 and 29,463 shares at May 31, 2003 and August 31, 2002, respectively	224,422	224,043
Accumulated deficit	(119,755)	(43,047)
Accumulated other comprehensive loss	(504)	(1,364)

Total stockholders’ equity	104,163	179,632

	$132,999	$211,770

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MAY 31, 2003 AND MAY 25, 2002
(unaudited)
(in thousands, except per share data)

	May 31,	May 25,
	2003	2002

Sales (including sales to affiliates of $3,965 and $3,593, respectively)	$19,445	$28,906
Cost of sales	12,500	21,399

Gross margin	6,945	7,507
Selling, general and administrative expenses	11,740	8,584
Research and development expenses	8,298	8,595

Operating loss	(13,093)	(9,672)
Interest expense	(25)	(45)
Interest income	131	359
Other (expense) income, net	(46)	36

Loss before income taxes	(13,033)	(9,322)
Income tax expense (benefit)	25	(559)

Loss before equity in loss of affiliates	(13,058)	(8,763)
Equity in loss of affiliates	(2,590)	(134)

Net loss	$(15,648)	$(8,897)

Net loss per common share – Basic and diluted	$(0.53)	$(0.32)
Weighted average common shares	29,562	27,869
Weighted average common and potential common shares	29,562	27,869

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MAY 31, 2003 AND MAY 25, 2002
(unaudited)
(in thousands, except per share data)

	May 31,	May 25,
	2003	2002

Sales (including sales to affiliates of $12,824 and $15,867, respectively)	$66,658	$113,423
Cost of sales	65,312	80,490

Gross margin	1,346	32,933
Selling, general and administrative expenses	29,112	28,447
Transition agreement termination fee	2,750	—
Write-down of property, plant and equipment	7,000	—
Research and development expenses	25,310	26,533

Operating loss	(62,826)	(22,047)
Impairment of investment in affiliate	(10,195)	—
Interest expense	(83)	(92)
Interest income	458	1,125
Other income, net	37	47

Loss before income taxes	(72,609)	(20,967)
Income tax expense (benefit)	75	(559)

Loss before equity in (loss) earnings of affiliates	(72,684)	(20,408)
Equity in (loss) earnings of affiliates	(4,024)	234

Net loss	$(76,708)	$(20,174)

Net loss per common share – Basic and diluted	$(2.60)	$(0.75)
Weighted average common shares	29,519	26,735
Weighted average common and potential common shares	29,519	26,735

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2003 AND MAY 25, 2002
(unaudited)
(in thousands)

	May 31,	May 25,
	2003	2002

OPERATING ACTIVITIES:
Net loss	$(76,708)	$(20,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-down of property, plant and equipment	7,000	—
Impairment of investment in affiliate	10,195	—
Transition agreement termination fee	1,352	—
Depreciation	7,338	8,254
Amortization	1,747	1,955
Provision for allowance for doubtful accounts	—	60
Write-off of accounts receivable	(10)	(383)
Provision for inventory reserves	20,862	3,507
Disposal of inventory	(1,356)	(2,099)
Equity in loss (earnings) of affiliates	4,024	(234)
Changes in operating assets and liabilities:
Trade accounts receivable	(4,720)	27,885
Inventories	6,845	3,369
Prepaid expenses and other current assets	(337)	1,386
Trade accounts payable	(4,512)	(3,008)
Accrued expenses	(2,417)	(2,896)
Other accounts payable to affiliate	229	—
Deferred profit	3,398	(21,727)

Net cash used in operating activities	(27,070)	(4,105)

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(3,411)	(2,581)
Purchases of marketable securities	—	(13,696)
Maturities of marketable securities	5,709	14,617
Sale of marketable securities	—	1,763
Decrease (increase) in deposits and other assets	44	(421)

Net cash provided by (used in) investing activities	2,342	(318)

FINANCING ACTIVITIES:
Net proceeds from private placement of common stock	—	27,584
Increase in restricted cash	(111)	(3,116)
Net proceeds from issuance of common stock	379	1,718

Net cash provided by financing activities	268	26,186

Effect of exchange rate changes on cash	258	—

(Decrease) increase in cash and cash equivalents	(24,202)	21,763
Cash and cash equivalents at beginning of period	55,028	44,120

Cash and cash equivalents at end of period	$30,826	$65,883

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(1)	Description of Business and Summary of Significant Accounting Principles

Description of Business

FSI International, Inc. is a global supplier of surface conditioning equipment (process equipment used to etch and clean organic and inorganic materials from the surface of a silicon wafer) technology and support services for microelectronics manufacturing. The Company’s broad portfolio of cleaning products, including batch and single-wafer platforms for immersion (a method used to clean silicon wafers by immersing the wafer in multiple tanks filled with process chemicals), spray vapor and CryoKinetic (an energy transfer process used to remove non-chemically bonded particles from the surface of a microelectric device) technologies. The Company’s support services programs provide product and process enhancements to extend the life of installed FSI equipment, enabling worldwide customers to realize a higher return on their capital equipment.

The Company has been winding down the Microlithography (the transfer of a pattern or image from mask to a silicon wafer that uses light to effect the transfer) business since mid-March of this year. (See Note 2) FSI International’s customers include microelectronics manufacturers located throughout North America, Europe, Japan and the Asia Pacific region.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. If the Company’s equipment sales involve sales to its existing customers who have previously accepted the same type(s) of equipment with the same type(s) of specifications, the Company accounts for the product sales as a multiple element arrangement. The Company recognizes the equipment revenue upon shipment and transfer of title. The other multiple elements also include installation and training. Equipment installation revenue is valued based on estimated service person hours to complete installation and published or quoted service labor rates and is recognized when the labor has been completed. Training revenue is valued based on published training class prices and is recognized when the customers complete the training classes. The published or quoted service labor rates and training class prices are rates actually charged and billed to the Company’s customers.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

All other product sales with customer specific acceptance provisions are recognized upon customer acceptance. Future revenues may be negatively impacted if the Company is unable to meet customer-specific acceptance criteria. Revenue related to spare part sales is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

Timing of revenue recognition is dependent on the mix of revenue recognized upon shipment versus acceptance and for revenue recognized upon acceptance, it is dependent upon when customer specific criteria are met.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) pertains to revenues, expenses, gains, and losses that are not included in net loss, but rather are recorded directly in stockholders’ equity. For the third quarter and first nine months of fiscal 2003 and 2002, the only item of other comprehensive income (loss) was related to the foreign currency translation adjustment.

Cash and Cash Equivalents

All highly liquid investments purchased with an original effective maturity of three months or less are considered to be cash equivalents.

Marketable Securities

The Company classifies its marketable debt and equity securities as available-for-sale and carries these securities at amounts that approximate fair market value.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Inventory Reserves

The Company records reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these reserves are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives, forecasted sales demand and recoverability.

The Company recorded $19.0 million of inventory reserves in the second quarter of fiscal 2003 based on estimated future sales and recoverability, specifically related to the Company’s decision to wind down the Microlithography business. The Company determined the $19.0 million inventory reserves by comparing the inventory balance of the Microlithography business as of March 1, 2003 to the inventory balance expected to be used for Microlithography orders in backlog, anticipated orders, and anticipated order cancellations and adjusted inventory to its net realizable value.

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

In the second quarter of fiscal 2003, the Company recorded a write-down of $7.0 million against the property, plant and equipment assets of the Microlithography business. This write-down included a $5.0 million impairment charge for the Microlithography business facility and a $2.0 million impairment charge related to Microlithography business equipment. These impairment charges were based upon the Company’s review of the Microlithography business facility and business equipment and their estimated fair values. (See Note 2.)

Valuation of Long-Lived and Intangible Assets and Goodwill

The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

If the Company determines that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $51.4 million as of May 31, 2003.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets” which changed the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of that Statement. The Company adopted SFAS No. 142 in the first quarter of fiscal 2002, and accordingly, evaluated its existing intangible assets and goodwill that were acquired in a prior business combination, and determined there were no reclassifications necessary in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company reassessed the useful lives and residual values of all intangible assets acquired in business combinations, and determined that there was no amortization period adjustments necessary. If an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first year of adoption.

In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units which are the Surface Conditioning and Microlithography segments and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company determined the fair value of each reporting unit and compared it to the reporting unit’s carrying amount. As of August 26, 2001, each reporting unit’s fair value exceeded its carrying amount, and therefore there was no indication that the reporting unit’s goodwill was impaired. Accordingly, the Company was not required to perform the second step of the transitional impairment test.

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

Due to a significant decline in the Company’s stock price in the fourth quarter of fiscal 2002, the continued downturn in the industry and overall global economic conditions, another impairment review was completed as of August 31, 2002. As a result, the balance of goodwill was deemed impaired and the Company recorded a charge to selling, general and administrative expenses of $5.4 million in the fourth quarter of fiscal 2002. The estimated aggregate amortization of intangible assets for the next five years is $566,000 in the last quarter of fiscal 2003, $2,266,000 in fiscal 2004, $690,000 in fiscal 2005, $436,000 in fiscal 2006, $436,000 in fiscal 2007 and $327,000 in the first nine months of fiscal 2008.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

The Company has no intangible assets with indefinite useful lives. Intangible assets as of May 31, 2003 and August 31, 2002 consisted of the following (in thousands):

	As of May 31, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$9,150	$6,608	$2,542
Patents	4,285	1,938	2,347
License fees	500	500	—
Other	420	420	—

	$14,355	$9,466	$4,889

	As of August 31, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$9,150	$5,236	$3,914
Patents	4,285	1,575	2,710
License fees	500	500	—
Other	420	408	12

	$14,355	$7,719	$6,636

Intangible assets were reviewed for impairment in connection with the review of goodwill conducted as of August 31, 2002, and were deemed not impaired. The Company will continue to review intangible assets for impairment on an annual basis or as it deems necessary.

The Company’s investment in its affiliate, Metron Technology, is accounted for by the equity method of accounting and had a carrying value on the balance sheet as of May 31, 2003 of approximately $1.5 million or $0.70 per share. While the Company determined at August 30, 2002 that its investment in Metron Technology was not other than temporarily impaired, its decision on October 8, 2002 to use Metron Technology shares with a value of $2.38 to settle the termination fee payment with Metron Technology triggered an impairment loss on that date for all of the shares it held. Accordingly, the difference between the $6.17 per share carrying value and the $2.38 per share value agreed upon for purposes of the Transition Agreement on the shares held was recorded as a non-cash impairment charge of $10.2 million in the quarter ending November 30, 2002. The $2.38 per share value reflected the average closing price of the common stock of Metron Technology for the five business days prior to the execution of the Transition Agreement. Under the Company’s policy, the Company will continue to review its long-term investment in affiliates for other than temporary impairment as deemed necessary. The fair value of Metron Technology is subject to stock market fluctuations. The stock price of Metron Technology ranged from $0.57 to $3.19 per share during the first nine months of fiscal 2003. Based on the closing stock price of Metron Technology of $2.45 per share on May 30, 2003, the fair value of the Company’s investment in Metron Technology was approximately $5.2 million, or $3.7 million more than the carrying value on the consolidated balance sheet.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

In the second quarter of fiscal 2003, the Company conducted a review of the long-lived assets of the Microlithography business. Accordingly, the Company recorded a write down of $7.0 million against the property, plant and equipment assets of the Microlithography business to write the assets down to their estimated fair value. This write-down included a $5.0 million impairment charge associated with the Microlithography facility and a $2.0 million impairment charge related to the Microlithography business equipment. These impairment charges were based upon the Company’s review of the Microlithography business facility and business equipment and their estimated fair values. (See Note 2.)

Investment in Affiliates

The Company’s investment in affiliated companies consists of a 17% interest in Metron Technology and a 49% interest in m•FSI Ltd. (See Note 3.) Each investment is accounted for by the equity method utilizing a three-month and a two-month lag due to the affiliates’ respective May and June year ends. At the completion of the transition with Metron Technology, the Company’s ownership interest in Metron was reduced from approximately 21% to approximately 17% (See Note 3). Due to the utilization of a three-month lag, the Company continued to account for its investment in Metron by the equity method through the third quarter. In the fourth quarter of fiscal 2003, the Company will begin to account for its investment in Metron as a marketable equity security available-for-sale and will carry the investment at fair market value. The changes in the fair market value will be recorded in other comprehensive income (loss).

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Warranty provisions and claims for the quarters and nine months ended May 31, 2003 and May 25, 2002 are as follows (in thousands):

	Quarters Ended		Nine Months Ended

	May 31,	May 25,	May 31,	May 25,
	2003	2002	2003	2002

Beginning balance	$6,261	$7,593	$5,865	$7,949
Warranty provisions	340	290	1,995	2,213
Warranty claims	(843)	(1,477)	(2,102)	(3,756)

Ending balance	$5,758	$6,406	$5,758	$6,406

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates. Operating results for investees and foreign subsidiaries are translated into U.S. dollars using the average or actual rates of exchange prevailing during the period. Foreign currency translation adjustments are included in the accumulated other comprehensive loss account in stockholders’ equity.

Net Loss Per Common Share

Basic earnings per share are computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed using the treasury stock method to compute the weighted average number of common stock outstanding assuming the conversion of potential dilutive common shares. Net loss per share does not include the effect of common stock equivalents as their inclusion would be antidilutive. Excluded common stock equivalents were 79 for the third quarter of fiscal 2003, 8,982 for the first nine months of fiscal 2003, 387,780 for the third quarter of fiscal 2002, and 270,917 for the first nine months of fiscal 2002.

Derivative Instruments and Hedging Activities

The Company does not use derivative financial instruments for trading or speculative purposes. The Company did not engage in any hedging activities during the third quarter or first nine months of fiscal 2003 or 2002.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Employee Stock Plans

In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company elected to continue to apply the provisions of Accounting Principles Board’s Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock option and stock purchase plans and therefore is not required to recognize compensation expense in connection with these plans as long as the quoted market price of the Company’s stock at the date of grant equals the amount the employee must pay to acquire the stock. Companies that continue to use APB No. 25 are required to present in the notes to the consolidated financial statements, on an annual basis, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value of options granted. With the adoption of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company began reporting this information on a quarterly basis in the third quarter of fiscal 2003.

To comply with SFAS No. 148, the Company is presenting the following table to illustrate the effect on net loss and net loss per share if it had applied the fair value recognition provisions of SFAS No. 123, as amended, to stock options and stock purchase rights granted under the employee stock plans (in thousands, except per share data):

	Quarters Ended		Nine Months Ended

	May 31,	May 25,	May 31,	May 25,
	2003	2002	2003	2002

As reported net loss	$(15,648)	$(8,897)	$(76,708)	$(20,174)
Stock compensation expense	(1,176)	(1,403)	(3,474)	(4,116)

Pro forma net loss	$(16,824)	$(10,300)	$(80,182)	$(24,290)

Net loss per share – Basic and diluted:
As reported	$(0.53)	$(0.32)	$(2.60)	$(0.75)
Pro forma	$(0.57)	$(0.37)	$(2.72)	$(0.91)

In calculating the pro forma compensation, the fair value of each stock option grant and stock purchase right under the Employees Stock Purchase Plan (ESPP) is estimated on the date of grant using the Black-Sholes option pricing model and the following assumptions:

	Quarters Ended		Nine Months Ended

	May 31, 2003	May 25, 2002	May 31, 2003	May 25, 2002

Stock Options:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	77.3%	71.3%	77.3%	71.3%
Risk-free interest rate	2.8%	3.2%	2.8%	3.2%
Expected life (in years)	5.9	6.1	5.9	6.1
ESPP:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	77.3%	71.3%	77.3%	71.3%
Risk-free interest rate	1.2%	1.7%	1.2%	1.7%
Expected life (in years)	0.5	0.5	0.5	0.5

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Options are granted at market price and thus the weighted average grant date fair value of options granted is the weighted average exercise price. The weighted average grant date fair value and weighted average exercise price was $2.75 per share for options granted in the third quarter of fiscal 2003, $3.25 per share for options granted in the first nine months of fiscal 2003, $10.95 per share for options granted in the third quarter of fiscal 2002 and $9.94 per share for options granted in the first nine months of fiscal 2002.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates disclosure requirements for obligations by a guarantor under certain guarantees. This interpretation also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation undertaken in issuing a guarantee. This applies to the Company’s standard warranty, and the Company adopted the disclosure requirements in this Interpretation during the second quarter of fiscal 2003, as required.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The Company adopted the disclosure provisions of SFAS No. 148 in the third quarter of fiscal 2003 and is disclosing on a quarterly basis the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value of options granted.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Reclassifications

Certain fiscal 2002 amounts have been reclassified to conform to the current year presentation.

(2)	Wind Down of Microlithography Business

In March 2003, the Company announced that it would wind down the Microlithography business due to uncertain economic conditions and the weak semiconductor industry forecast which will likely delay any significant increase in spending for process equipment over the next several quarters. The decision was also due to a history of operating losses of the Microlithography business, due to competitive pressures and general economic and industry conditions.

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

Prior to its decision to wind down the Microlithography business, the Company had discussions with prospective strategic partners and a number of financial partners. A number of these prospective partners conducted technology, customer, financial and operations due diligence. The Company also approached several of the semiconductor manufacturers that are investing in 300mm facilities to see if they would have an interest in supporting the Company with multiple unit orders.

Even though a number of these customers had a strong interest in supporting a second source in addition to Tokyo Electron Ltd. for this technology, they were unable to make the investment commitment under the timeline that was proposed by the Company.

None of these efforts yielded the results the Company was seeking. As a result, the Company announced in March 2003 that it would wind down its Microlithography business operations and wind down the business operations over the next several quarters.

For the fiscal year ended August 31, 2002, the Microlithography business revenues represented $61 million, or 43 percent, of the Company’s total revenue of $143 million. Prior to the wind down of the Microlithography business, approximately 292 of the Company’s 710 employees worked in this business. The Company recorded $2.3 million in severance costs in the third quarter of fiscal 2003 and expects to record approximately $2.0 million in severance costs spread over the next several quarters as it winds down the Microlithography business and realigns the rest of the organization.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

The $2.3 million severance costs recorded in the third quarter of fiscal 2003 were allocated as follows: $300,000 to cost of goods sold, $1,000,000 to selling, general and administrative expense and $1,000,000 to research and development expense. The severance charge is summarized as follows (in thousands):

	Amount charged in	Amount paid
	the quarter ended	through	Accrual at
	May 31, 2003	May 31, 2003	May 31, 2003

Severance	$2,300	$1,550	$750

The Company recorded $19.0 million of inventory reserves in the second quarter of fiscal 2003 based on the estimated future sales and recoverability, specifically related to the Company’s decision to wind down the Microlithography business. The Company determined the $19.0 million inventory reserves by comparing the inventory balance of the Microlithography business as of March 1, 2003 to the inventory balance expected to be used for Microlithography orders in backlog, anticipated orders, and anticipated order cancellations and adjusted the net inventory balance to its net realizable value. The Company will continue to try to sell the impaired inventory to its customers as spares, final systems and upgrades to existing systems. If unsuccessful, some of the items will be disposed of. Only as items are sold or disposed of will the reserve be reversed or reduced. Any reversal or reduction will be disclosed. Gross margins will be higher if inventory carried at a reduced cost is sold. In addition, the Company’s management performed a review and estimated the fair value of the Microlithography business facility and recorded a corresponding impairment charge of $5.0 million. The Company also reviewed its equipment for the Microlithography business and recorded an impairment charge of $2.0 million to write down equipment to its estimated fair value. Therefore, the Company recorded a total of $7.0 million of impairment charges against the property, plant and equipment assets of the Microlithography business.

During the third quarter of fiscal 2003, the Company’s estimates related to the inventory reserves or the property, plant and equipment impairment did not change. The employee headcount for the Microlithography group was reduced from approximately 292 to 145 employees. The full financial savings of this reduction will not be recognized until the fourth quarter of fiscal 2003. We expect that a majority of the cost savings will initially be in research and development expenses associated with the Microlithography products.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Under the terms of the Transition Agreement, the Company agreed to pay Metron Technology on the Closing Date an early termination fee of approximately $2.8 million. The Company originally anticipated surrendering approximately 1.154 million Metron Technology common shares owned by the Company in payment of this early termination fee as approved by Metron Technology’s shareholders. As a result of the inventory repurchase obligation being less than the advance of $3.0 million, the Company delivered 567,105 shares, which is less than the 1.154 million Metron Technology common shares originally contemplated. The Company owns approximately 2.1 million shares, or approximately 17% of Metron Technology, after surrendering the 567,105 shares.

The Company recorded a charge of approximately $2.8 million to selling, general and administrative expenses in the first quarter of fiscal 2003 associated with the early termination fee. The Company also recorded a non-cash impairment charge of approximately $10.2 million in other expense in the first quarter of fiscal 2003 for the shares of Metron Technology that the Company owned. The impairment charges were based upon the difference between the $6.17 per share carrying value and the $2.38 per share value agreed upon for purposes of the Transition Agreement. The $2.38 per share value reflected the average closing price of the common stock of Metron Technology for the five business days prior to the execution of the Transition Agreement.

On the Closing Date, the Company offered employment to approximately 90 Metron Technology employees that had been dedicated to sales, technical service and applications engineering activities related to the distribution of the Company’s products in Europe and the Asia-Pacific region. The Company expects the additional costs for the 90 employees for salaries and benefits to be approximately $1.4 million per quarter.

(4)	Inventories, net

Inventories, net are summarized as follows (in thousands):

	May 31,	August 31,
	2003	2002

Finished products	$1,914	$3,634
Work-in-process	9,655	20,609
Subassemblies	490	2,186
Raw materials and purchased parts	6,283	18,264

	$18,342	$44,693

(5)	Supplementary cash flow information

The following summarizes supplementary cash flow items (in thousands):

	Nine Months Ended

	May 31,	May 25,
	2003	2002

Interest paid, net	$83	$92
Income taxes paid (received), net	$100	$(392)

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(6)	Comprehensive income (loss)

Other comprehensive income (loss) pertains to revenues, expenses, gains and losses that are not included in the net loss but rather are recorded directly in stockholders’ equity. For the third quarter and nine-month periods ended May 31, 2003 and May 25, 2002, the only item of other comprehensive income (loss) was related to the foreign currency translation adjustment. For the third quarters and nine-month periods ended May 31, 2003 and May 25, 2002, the net loss, item of other comprehensive income (loss) and comprehensive loss were as follows (in thousands):

	May 31,	May 25,
	2003	2002

For the Quarters Ended:
Net loss	$(15,648)	$(8,897)
Item of other comprehensive income (loss) - Foreign currency translation	601	(211)

Comprehensive loss	$(15,047)	$(9,108)

For the Nine Months Ended:
Net loss	$(76,708)	$(20,174)
Item of other comprehensive income (loss) - Foreign currency translation	860	(458)

Comprehensive loss	$(75,848)	$(20,632)

(7)	Segment Information

The Company has two segments, Surface Conditioning (SCD) and Microlithography (MLD). However, the Company is winding down the Microlithography segment and anticipates to complete the wind-down process over the next several quarters. (See Note 2.)

The Surface Conditioning segment markets and supports equipment that uses wet, vapor, cryokinetic and other chemistry techniques to clean, strip or etch the surfaces of silicon wafers. The Microlithography segment supplies photoresist (a photo- or light-sensitive, etch-resistant material used for transferring an image to the surface of a silicon wafer) processing equipment and support services for the semiconductor and thin film head (a device manufactured on a silicon wafer which is capable of reading and writing information onto a compact disc or other information storage device) markets. General corporate expenses were not allocated to the segments prior to fiscal 2003. The Company started allocating general corporate expenses equally to the two divisions beginning in fiscal 2003. For comparable purposes, fiscal 2002 amounts have been restated to reflect the allocation consistent with fiscal 2003.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Segment information is as follows (in thousands):

	Quarters Ended

	May 31,	May 25,
	2003	2002

Sales to external customers:
SCD	$15,241	$12,671
MLD	4,204	16,235

Total	$19,445	$28,906

Segment gross margin:
SCD	$6,441	$5,324
MLD	504	2,183

Total	$6,945	$7,507

Segment operating loss:
SCD	$(3,706)	$(3,562)
MLD	(9,387)	(6,110)

Total segment operating loss	(13,093)	(9,672)
Other income, net	60	350
Income tax expense (benefit)	25	(559)
Equity in loss of affiliates	(2,590)	(134)

Net loss	$(15,648)	$(8,897)

Capital expenditures:
SCD	$491	$627
MLD	8	695
Corporate	341	231

Total capital expenditures	$840	$1,553

Depreciation expense:
SCD	$564	$642
MLD	310	483
Corporate	1,400	1,578

Total depreciation expense	$2,274	$2,703

Amortization expense:
SCD	$566	$565
MLD	—	—

Total amortization expense	$566	$565

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

	Nine Months Ended

	May 31,	May 25,
	2003	2002

Sales to external customers:
SCD	$40,818	$59,414
MLD	25,840	54,009

Total	$66,658	$113,423

Segment gross margin:
SCD	$16,637	$23,143
MLD	(15,291)	9,790

Total	$1,346	$32,933

Segment operating loss:
SCD	$(12,490)	$(5,550)
MLD	(50,336)	(16,497)

Total segment operating loss	(62,826)	(22,047)
Impairment of investment in affiliate	(10,195)	—
Other income, net	412	1,080
Income tax expense (benefit)	75	(559)
Equity in (loss) earnings of affiliates	(4,024)	234

Net loss	$(76,708)	$(20,174)

Capital expenditures:
SCD	$2,355	$1,060
MLD	235	1,024
Corporate	821	497

Total capital expenditures	$3,411	$2,581

Depreciation expense:
SCD	$2,408	$2,600
MLD	1,770	1,869
Corporate	3,160	3,785

Total depreciation expense	$7,338	$8,254

Amortization expense:
SCD	$1,747	$1,955
MLD	—	—

Total amortization expense	$1,747	$1,955

	As of

	May 31,	August 31,
	2003	2002

Identifiable assets:
SCD	$69,809	$72,125
MLD	12,184	45,786
Corporate	51,006	93,859

Total assets	$132,999	$211,770

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

In the nine months ended May 31, 2003, the segment operating loss for each division included $1.4 million related to the early termination of the distribution agreements with Metron Technology. In the nine months ended May 31, 2003, gross margin and operating loss for MLD reflected a $19.0 million charge related to an inventory reserve that was recorded to cost of goods sold based on estimated future sales and recoverability, specifically related to the Company’s decision to wind down the Microlithography business. In addition, the operating loss for MLD for the nine months ended May 31, 2003 also reflected a $7.0 million write down of property, plant and equipment assets of the Microlithography business to estimated fair value. For the third quarter and first nine months of fiscal 2003, the segment loss for SCD included $0.4 million in severance costs and the segment loss for MLD included $1.9 million in severance costs related to the wind down of the Microlithography business and the realignment of the rest of the organization. (See Note 2.) In the nine months ended May 25, 2002, the segment loss for SCD included $240,000 of severance costs and the segment loss for MLD included $260,000 of severance costs related to the December 2001 realignment.

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

Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied these post-trial motions and there was no reduction in damages against SSI. Mr. Hsu was awarded an additional $431,000 for attorney’s fees and expenses incurred since the judgment was rendered in November 2001. The total judgment against SSI together with post judgment interest and attorneys’ fees as of May 31, 2003 aggregated approximately $6.9 million.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this report, except for the historical information, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include, but are not limited to, results of discussions with Microlithography business customers; the length and extent of the current industry downturn; additional order delays or cancellations; savings from our cost-cutting measures may be less than anticipated or we may incur unexpected additional costs; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our success in the execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors, the transition to 300mm products; the level of new orders; the timing and success of current and future product and process development programs; the success of our affiliated distributors; legal proceedings; and the potential impairment of long-lived assets as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors included in this report. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.

This discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and footnotes thereto appearing elsewhere in this report.

Industry

We are starting to see a few signs that global economic conditions are beginning to improve. The recent reductions in federal tax and interest rates and the lessening concern about the Iraq conflict and SARS will probably contribute to further economic improvement during the second half of calendar 2003.

A number of semiconductor manufacturers and industry analysts are forecasting a modest increase for semiconductor demand in calendar 2003 as compared to calendar 2002. Factory utilization rates for device manufacturers continue to improve, and in May once again crossed the key 85 percent utilization rate threshold. Even with the improvement in unit volume, there continues to be significant downward pressure on device unit prices.

Despite the improving factory utilization rates, many device manufacturers continue to delay the placement of capacity-related orders. With an expected increase in unit demand, it is anticipated that a number of DRAM manufacturers will increase their capital spending in the second half of calendar 2003.

Technology purchases for 300mm products represented 43% of our total orders for the first nine months of fiscal 2003.

We recognized a modest increase in orders during the third quarter as compared to the second quarter of fiscal 2003. However, as the industry continues to bounce along the bottom, we anticipate fourth quarter orders to be flat as compared to the third quarter or in the $20 to $25 million range.*

Application of Critical Accounting Policies

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. If our equipment sales involved sales to our existing customers who have previously accepted the same type(s) of equipment with the same type(s) of specifications, we account for the product sales as a multiple element arrangement. We recognize the equipment revenue upon shipment and transfer of title. The other multiple elements also include installation and training. Equipment installation revenue is valued based on estimated service person hours to complete installation and published or quoted service labor rates and is recognized when the labor has been completed. Training revenue is valued based on published training class prices and is recognized when the customers complete the training classes. The published or quoted service labor rates and training class prices are rates actually charged and billed to our customers.

All other product sales with customer specific acceptance provisions are recognized upon customer acceptance. Future revenues may be negatively impacted if we are unable to meet customer-specific acceptance criteria. Revenue related to spare part sales is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

Timing of revenue recognition is dependent on the mix of revenue recognized upon shipment versus acceptance and for revenue recognized upon acceptance, it is dependent upon when customer specific criteria are met.

Valuation of Long-Lived and Intangible Assets and Goodwill

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

If we do determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $51.4 million as of May 31, 2003.

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

Our investment in our affiliate, Metron Technology, is accounted for by the equity method of accounting and had a carrying value on the balance sheet as of May 31, 2003 of approximately $1.5 million or $0.70 per share. While we determined at August 30, 2002 that our investment in Metron Technology was not other than temporarily impaired, our decision on October 8, 2002 to use Metron Technology shares with a value of $2.38 to settle the termination fee payment with Metron Technology triggered an impairment loss on that date for all of the shares we held. Accordingly, the difference between the $6.17 per share carrying value and the $2.38 per share value agreed upon for purposes of the Transition Agreement on the shares held was recorded as a non-cash impairment charge of $10.2 million in our quarter ending November 30, 2002. The $2.38 per share value reflected the average closing price of the common stock of Metron Technology for the five business days prior to the execution of the Transition Agreement. The fair value of Metron Technology is subject to stock market fluctuations. The stock price of Metron Technology ranged from $0.57 to $3.19 per share during the first nine months of fiscal 2003. Based on the closing stock price of Metron Technology of $2.45 per share on May 30, 2003, the fair value of our investment in Metron Technology was approximately $5.2 million, or $3.7 million more than the carrying value on our balance sheet. Under our policy, we will continue to review our long-term investment in affiliates for other than temporary impairment as deemed necessary.

In the second quarter of fiscal 2003, we conducted a review of the long-lived assets of the Microlithography business. Accordingly, we recorded a write-down of $7.0 million against the property, plant and equipment assets of the Microlithography business to write the assets down to their estimated fair value. This write-down included a $5.0 million impairment charge associated with the Microlithography facility and a $2.0 million impairment charge related to the Microlithography business equipment. These impairment charges were based upon our review of the Microlithography business equipment and their estimated fair values. (See Note 2.)

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

We recorded $19.0 million of inventory reserves in the second quarter of fiscal 2003 based on the estimated future sales and recoverability, specifically related to our decision to wind down the Microlithography business. We determined the $19.0 million inventory reserves by comparing the inventory balance of the Microlithography business as of March 1, 2003 to the inventory balance expected to be used for Microlithography orders in backlog, anticipated orders, and anticipated order cancellations and adjusted the net inventory balance to its net realizable value.

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

THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2003 COMPARED TO THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2002

The Company

The following table sets forth on a consolidated basis, for the fiscal period indicated, certain income and expense items as a percent of total sales.

	Percent of Sales		Percent of Sales
	Quarter Ended		Nine Months Ended

	May 31,	May 25,	May 31,	May 25,
	2003	2002	2003	2002

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.3	74.0	98.0	71.0

Gross margin	35.7	26.0	2.0	29.0
Selling, general and administrative	60.4	29.7	43.7	25.1
Transition agreement termination fee	—	—	4.1	—
Write-down of property, plant and equipment	—	—	10.5	—
Research and development	42.7	29.7	38.0	23.4

Operating loss	(67.4)	(33.4)	(94.3)	(19.5)
Impairment of investment in affiliate	—	—	(15.3)	—
Other income, net	0.3	1.2	0.6	1.0

Loss before income taxes	(67.1)	(32.2)	(109.0)	(18.5)
Income taxes	0.1	(1.9)	0.1	(0.5)
Equity in (loss) earnings of affiliates	(13.3)	(0.5)	(6.0)	0.2

Net loss	(80.5)%	(30.8)%	(115.1)%	(17.8)%

Wind Down the Microlithography Business

In March 2003, we announced that we are winding down the Microlithography business due to uncertain economic conditions and the weak semiconductor industry forecast which will likely delay any significant increase in spending for process equipment over the next several quarters. The decision was also due to a history of operating losses of the Microlithography business due to competitive pressures and general economic and industry conditions.

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

Prior to our decision to wind down the Microlithography business, we had discussions with prospective strategic partners and a number of financial partners. A number of these prospective partners conducted technology, customer, financial and operations due diligence.

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

For the fiscal year ended August 31, 2002, the Microlithography business revenue represented $61 million, or 43 percent, of our total revenue of $143 million. Prior to the wind down of the Microlithography business, approximately 292 of our 710 employees worked in this business. We recorded $2.3 million in severance expenses in the third quarter of fiscal 2003 and expect to record approximately $2.0 million in severance costs spread over the next several quarters as we wind down the Microlithography business and realign the rest of the organization.*

We recorded $19.0 million of inventory reserves in the second quarter of fiscal 2003 based on the estimated future sales and recoverability, specifically related to our decision to wind down the Microlithography business. We determined the $19.0 million inventory reserve based on the inventory balance as of March 1, 2003 as compared to the inventory balance expected to be used for Microlithography orders in backlog and anticipated orders and adjusted the net inventory balance to its net realizable value. We will continue to try to sell the impaired inventory to our customers as spares, final systems and upgrades to existing systems. If unsuccessful, some of the items will be disposed of. Only as items are sold or disposed of will the reserve be reversed or reduced. Any reversal or reduction will be disclosed. Gross margins will be higher if inventory carried at a reduced cost is sold. The higher gross margins will fluctuate depending on the timing of product sales, specific customers and specific inventory sold. We also recorded a write-down of $7.0 million against the property, plant and equipment assets of the Microlithography business. This write-down included a $5.0 million impairment charge for the Microlithography business facility. This impairment charge was based upon management’s estimate of fair value. Also included in the write-down was an impairment charge of $2.0 million to the Microlithography business equipment. This impairment charge was based upon our review of Microlithography business equipment and its estimated fair value.

During the third quarter of fiscal 2003, the Company’s estimates related to the inventory reserves or the property, plant and equipment impairment did not change. The employee headcount for the Microlithography group was reduced from approximately 292 to 145 employees. The full financial savings of this reduction will not be recognized until the fourth quarter of fiscal 2003. The anticipated savings, consisting primarily of employee salaries and benefits from the third quarter restructuring, is approximately $2.9 million for the fourth quarter of fiscal 2003 and $11.0 to $11.5 million on an annualized basis.* We expect that a majority of the cost savings will initially be in research and development expenses associated with the Microlithography products.*

Our focus over the next several quarters is to successfully wind down this business. Our primary goals are to satisfy our remaining Microlithography customer obligations and support requirements. We expect to generate $12 to $18 million of positive cash flow from this operation over the next several quarters as we continue to sell inventory, collect accounts receivable and dispose of the owned facility in Allen, Texas.* We also expect to relocate the remaining support services personnel to an appropriately sized facility.*

Sales Revenue and Shipments

Sales revenue decreased 32.7% to $19.4 million for the third quarter of fiscal 2003, as compared to $28.9 million for the third quarter of fiscal 2002. Sales revenue for the Surface Conditioning Division increased from $12.7 million in the third quarter of fiscal 2002 to $15.2 million in the third quarter of fiscal 2003. Sales revenue for the Microlithography Division decreased from $16.2 million in the third quarter of fiscal 2002 to $4.2 million in the third quarter of fiscal 2003. Sales revenue decreased 41.2% to $66.7 million for the first nine months of fiscal 2003, as compared to $113.4 million for the first nine months of fiscal 2002. Sales revenue for the Surface Conditioning Division decreased from $59.4 million in the first nine months of fiscal 2002 to $40.8 million in the first nine months of fiscal 2003. Sales revenue for the Microlithography Division decreased from $54.0 million in the first nine months of fiscal 2002 to $25.8 million in the first nine months of fiscal 2003. Both divisions experienced year-over-year revenue decreases due to the continued industry downturn, competitive pricing pressures and the global recession.

Shipments in the third quarter of fiscal 2003 increased to $21.2 million from $17.0 million for the third quarter of fiscal 2002. Surface Conditioning Division shipments increased to $18.2 million in the third quarter of fiscal 2003 from $12.4 million in the third quarter of fiscal 2002. Microlithography Division shipments decreased to $3.0 million in the third quarter of fiscal 2003 from $4.6 million in the third quarter of fiscal 2002. Shipments in the first nine months of fiscal 2003 were $75.2 million and in the first nine months of fiscal 2002 were $51.6 million. Surface Conditioning Division shipments increased to $52.1 million in the first nine months of fiscal 2003 from $32.0 million in the first nine months of fiscal 2002. Microlithography Division shipments increased to $23.1 million in the first nine months of fiscal 2003 from $19.6 million in the first nine months of fiscal 2002. The increase in the Surface Conditioning shipments was due to application expansion at existing customers and technology purchases such as 300mm equipment purchases. The decrease in Microlithography shipments for the third quarter of 2003 was primarily due to limited customer base, industry conditions and the announcement to wind down the business.

Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance, therefore depending on timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or, due to timing of acceptance, sales revenue may exceed shipments.

International sales revenue was $4.6 million, representing 24% of total sales revenue, during the third quarter of fiscal 2003 and $10.5 million, representing 36% of total sales revenue, during the third quarter of fiscal 2002. International sales revenue was $16.1 million, representing 24% of total sales revenue, during the first nine months of fiscal 2003 and $28.4 million, representing 25% of total sales revenue, during the first nine months of fiscal 2002. The dollar amount decrease in international sales occurred in Europe and Asia-Pacific regions, offset slightly by increases in Japan. The significant decrease in international sales revenue was due to the impact of the global economy and poor industry conditions. Domestic sales were not impacted as significantly due to the purchase of 300mm technology by tier one semiconductor companies that are located in the United States.

Deferred revenue was approximately $14.2 million as of May 31, 2003. Deferred profit was $7.5 million as of May 31, 2003, as reported on the consolidated balance sheet, which reflected deferred revenue less deferred cost of goods sold.

Sales in the fourth quarter of fiscal 2003 are expected to be approximately $24 to $26 million, representing a sequential increase from the $19 million third quarter level.* Shipments in the fourth quarter of fiscal 2003 are expected to increase sequentially to between $22 and $24 million.*

Gross Margin

Our gross margin may fluctuate as a result of a number of factors, including the mix of products sold as Surface Conditioning products generally have higher margins than Microlithography products, the proportion of international sales, as international sales generally have lower margins, competitive pricing pressures and utilization of manufacturing capacity.

Gross margin as a percentage of sales for the third quarter of fiscal 2003 was 35.7% as compared to 26.0% for the third quarter of fiscal 2002. Gross margin as a percentage of sales for the first nine months of fiscal 2003 was 2.0% as compared to 29.0% for the first nine months of fiscal 2002. The increase in gross margin for the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002 was due primarily to the higher mix of Surface Conditioning products in fiscal 2003 third quarter total sales. The decrease in margins for the first nine months of fiscal 2003 as compared to the same period in 2002 was primarily related to the second quarter $19.0 million inventory reserve for Microlithography inventory. The reserve was recorded to cost of goods sold based on estimated future sales and recoverability, specifically related to our decision to wind down the Microlithography business. We determined the $19.0 million inventory reserves by comparing the inventory balance of the Microlithography business as of March 1, 2003 to the inventory balance expected to be used for Microlithography orders in backlog and anticipated orders and adjusted the net inventory balance to its net realizable value. We will continue to try to sell the impaired inventory to our customers as spares, final systems and upgrades to existing systems. If unsuccessful, some of the items will be disposed of. Only as items are sold or disposed of will the reserve be reversed or reduced. Any reversal or reduction will be disclosed. Gross margins will be higher if inventory carried at a reduced cost is sold. The higher gross margins will fluctuate depending on the timing of product sales, specific customers and specific inventory sold. Margins in the third quarter and first nine months of 2003 were also impacted by $300,000 of accrued severance costs that were recorded to cost of goods sold in the third quarter of fiscal 2003. The margins for first nine months of fiscal 2002 were impacted by $250,000 of realignment charges that were recorded to cost of goods sold in the second quarter of fiscal 2002.

We expect gross margins to be in the range of 36 to 38% in the fourth quarter of fiscal 2003, reflecting an increase in the mix of higher margin Surface Conditioning products and improved margins on our international sales as a result of establishing our direct distribution organization in Europe and the Asia-Pacific region.* We will continue to pay reduced commissions to Metron on certain international sales during the fourth quarter. We anticipate that margins will continue to increase in the first quarter of fiscal 2004 as we fully reflect the gross margin on international sales in Europe and the Asia-Pacific region.*

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $11.7 million in the third quarter of fiscal 2003 as compared to $8.6 million for the third quarter of fiscal 2002. Selling, general and administrative expenses were $29.1 million for the first nine months of fiscal 2003 as compared to $28.4 million for the same period in fiscal 2002. The increase in selling, general and administrative expenses in the third quarter and first nine months of fiscal 2003 reflects the incremental costs associated with establishing a direct sales and support infrastructure in Europe and the Asia-Pacific region. The third quarter and first nine months of fiscal 2003 were also impacted by $1.0 million accrued severance costs that were recorded in the third quarter of fiscal 2003. The first nine months of fiscal 2002 were impacted by $230,000 of realignment charges recorded in the second quarter of fiscal 2002.

We expect selling, general and administrative expenses to decrease to $10.0 to $10.5 million in the fourth quarter of fiscal 2003, including approximately $400,000 of additional severance costs.*

Transition Agreement Termination Fee

In the first quarter of fiscal 2003, we recorded a charge of approximately $2.8 million associated with the early termination of the distribution agreements with Metron Technology.

Write Down of Property, Plant and Equipment

In the second quarter of fiscal 2003, we conducted a review of the long-lived assets of the Microlithography business. The second quarter and first nine months of fiscal 2003 reflected a write-down of $7.0 million against the property, plant and equipment assets of the Microlithography business to write the assets down to their estimated fair value. This write-down included a $5.0 million impairment charge for the Microlithography business facility and a $2.0 million impairment charge related to the Microlithography business equipment. These impairment charges were based upon our review of the Microlithography business equipment and their estimated fair values.

Research and Development Expenses

Research and development expenses were $8.3 million for the third quarter of fiscal 2003 as compared to $8.6 million for the same period in fiscal 2002. Research and development expenses were $25.3 million for the first nine months of fiscal 2003 as compared to $26.5 million for the same period in fiscal 2002. The decrease in the third quarter and first nine months of fiscal 2003 was related to timing of expenses associated with key product development programs and cost reduction actions, offset by approximately $1.0 million of accrued severance costs that were recorded in the third quarter of fiscal 2003. The majority of our research and development investment is focused on reducing our product costs, improving our product performance, the MAGELLAN™ product launch and expanding the applications capabilities of a number of our products. In addition, we have resources directed at expanding our single wafer cleaning capabilities. Despite the impact on near term financial results, we expect to continue investing in key applications and product development initiatives.*

Research and development expenses are expected to decrease to $6.0 to $6.5 million in the fourth quarter as we recognize a full quarter of cost reductions from the wind down of our Microlithography business.*

Other Income, Net

Other income, net was approximately $60,000 of income for the third quarter of fiscal 2003 and $9.8 million of loss for the first nine months of fiscal 2003, as compared to $350,000 of income for the third quarter of fiscal 2002 and $1.1 million of income for the first nine months of fiscal 2002. The decrease in the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002 related primarily to lower interest rates on a lower cash balance and foreign exchange losses. The change for the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002 related primarily to an approximately $10.2 million non-cash impairment charge in the first quarter of fiscal 2003 for the shares of Metron Technology that we owned. The impairment charges were based upon the difference between our $6.17 per share carrying value and the $2.38 per share value agreed upon for purposes of the Transition Agreement. The $2.38 per share value reflected the average closing price of the common stock of Metron Technology for the five business days prior to the execution of the Transition Agreement.

Interest income is expected to be between $50,000 and $100,000 in the fourth quarter of fiscal 2003, based on our current cash position and the anticipated interest rates.*

Income Taxes

We recorded $25,000 of tax expense in the third quarter of fiscal 2003 and $75,000 of tax expense in the first nine months of fiscal 2003, as compared to income tax benefit of $559,000 for the third quarter and first nine months of fiscal 2002. The tax expense in fiscal 2003 related to state income taxes. The income tax benefit in fiscal 2002 was a result of a refund that became available due to a tax law revision enacted in the third quarter of fiscal 2002.

Our deferred tax assets on the balance sheet as of May 31, 2003 have been fully reserved with a valuation allowance. We do not expect to reduce our valuation allowance until we are consistently profitable on a quarterly basis.*

Overall, we have net operating loss carryforwards for federal income tax purposes of approximately $125 million, which will begin to expire in fiscal year 2011 through fiscal 2019 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation allows us to offset taxable income of approximately $1.4 million per year.

Equity in Earnings (Loss) of Affiliates

The equity in earnings (loss) of affiliates was approximately $2.6 million of loss for the third quarter of fiscal 2003, compared to approximately $134,000 of loss for the third quarter of fiscal 2002. The equity in earnings (loss) of affiliates was approximately $4.0 million of loss for the first nine months of fiscal 2003, compared to $234,000 of income for the first nine months of fiscal 2002. The change from 2002 periods to 2003 periods reflected the impact that deteriorating industry conditions had on Metron Technology, requiring a significant write-off of its goodwill and also the expenses incurred associated with the transition of its FSI product distribution business to FSI. The losses from Metron were partially offset by a positive contribution from m•FSI.

Beginning in the fourth quarter, we no longer expect to record equity in losses from Metron Technology, since our ownership is now below 20 percent.* We anticipate that equity in earnings from m•FSI, our Japanese affiliate, will be approximately $50,000 in the fourth quarter.*

Net Loss

Assuming that we can achieve the projected revenue, gross margin, and operating expense levels, we expect to report a net loss of $5.0 to $6.0 million for the fourth quarter of fiscal 2003.*

LIQUIDITY AND CAPITAL RESOURCES

Our cash, restricted cash, cash equivalents and marketable securities were approximately $34.1 million as of May 31, 2003, a decrease of $29.8 million from the end of fiscal 2002. The decrease in cash, restricted cash, cash equivalents, and marketable securities was primarily due to $27.1 million of cash used in operating activities, including an advance to Metron Technology for inventory repurchases under the terms of the Transition Agreement.

Our trade accounts receivable increased by approximately 24% or $4.7 million from the end of fiscal 2002. Non-affiliate trade accounts receivable increased $9.6 million. Trade accounts receivable from affiliates decreased $4.9 million. Affiliate and non-affiliate trade receivables will fluctuate from quarter to quarter, depending on individual customers’ timing of ship dates, payment terms and cash flow conditions. The increase in non-affiliate trade accounts receivable relates to our transition of shipping directly to customers in Europe and the Asia-Pacific region in the third quarter of fiscal 2003 along with longer payment terms to our international customers. The decrease in affiliate trade accounts receivable related to lower shipments to Metron Technology and cash collections.

Our inventory decreased approximately $26.4 million to $18.3 million at May 31, 2003 as compared to $44.7 million at the end of fiscal 2002. The decrease in inventory was due primarily to the $19.0 million of non-cash inventory reserves recorded in the second quarter of fiscal 2003 based on the estimated future sales and recoverability, specifically related to our decision to wind down the Microlithography business. We determined the $19.0 million inventory reserves by comparing the inventory balance of the Microlithography business as of March 1, 2003 to the inventory expected to be used for the Microlithography orders in backlog and anticipated orders and adjusted the net inventory its net realizable value. Our inventory reserves were approximately $27.8 million at the end of the third quarter as compared to $8.3 million at the end of the fiscal 2002.

Deferred profit increased approximately $3.4 million to $7.5 million at May 31, 2003 as compared to $4.1 million at the end of fiscal 2002. The increase is due primarily to the timing of customer acceptances.

As of May 31, 2003, our current ratio of current assets to current liabilities was 2.8 to 1.0 and working capital was $52.8 million and we had no lines of credit or guarantees of affiliates.

Our contractual cash obligations related to operating leases at May 31, 2003 are summarized as follows (in thousands):

Last three months of fiscal 2003	$300
Fiscal 2004	973
Fiscal 2005	640
Fiscal 2006	301
Thereafter	181

Total	$2,395

We have a contingent obligation to repurchase inventory under the Israel distribution agreement with Metron. Per the agreement, upon termination of the Israel distribution agreement, we would repurchase the inventory, subject to the condition of the inventory, at the original purchase price paid by the distributor. This contingent liability approximates $210,000 as of May 31, 2003.

As previously discussed, we have outstanding litigation liabilities regarding the Hsu matter. The total judgment against SSI together with post judgment interest as of May 31, 2003 aggregated approximately $6.9 million. SSI and the individual defendants have filed an appeal on a variety of grounds. In the third quarter of fiscal 2002, we posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, we entered into a letter of credit in the amount of $2.5 million with a surety company. This letter of credit was collateralized with restricted cash of approximately the same amount. The total balance of restricted cash as of May 31, 2003 was $3.2 million.

Acquisitions of property, plant and equipment were approximately $3.4 million in the first nine months of fiscal 2003 and $2.6 million in the first nine months of fiscal 2002.

We are developing customer support plans and defining tasks to maximize the liquidation value of the Microlithography business and strengthen our overall cash position. We currently expect to generate $12 to $18 million of positive cash flow from the Microlithography business over the next several quarters as we continue to sell inventory, collect accounts receivable and dispose of the owned facility in Allen, Texas.* As a result of the Microlithography business wind-down and our organizational changes, we expect on a going-forward basis, to be cash flow neutral at $20 to $25 million in quarterly revenue.* Given our current financial forecast, our goal is to limit our operating cash burn rate to $2.0 to $3.0 million in the fourth quarter of fiscal 2003.* We believe that with existing cash, cash receipts, cash equivalents, marketable securities and internally generated funds, including funds generated from the wind down of the Microlithography business, there will be sufficient funds to meet our currently projected working capital requirements and to meet other cash requirements through at least fiscal 2004.*

We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they may arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies particularly those that are complementary to our surface conditioning business.* We may fund such activities with additional equity or debt financings.* The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.*

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the Emerging Issues Task Force issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. This issue is applicable to us for revenue arrangements entered into for fiscal periods beginning after June 15, 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. We are in the process of assessing the effect of SFAS 149 and does not expect the adoption of it, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on our financial condition or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. We are in the process of assessing the effect of SFAS 150 and does not expect the implementation of the pronouncement to have a material effect on our financial condition or results of operations.

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

As a result of the wind down of the Microlithography business, we will be operating as a smaller company with a decrease in revenues. We may lose some of our competitive advantages, including economies of scales, and may incur higher procurement costs. Furthermore, as a smaller company, we may face competitive disadvantages in obtaining future orders due to industry consolidation and customer’s increasing reliance on large manufacturers capable of supporting multiple customer needs. We will be relying on revenues generated by one division to cover our operating expenses, corporate overhead, existing facility charges and other fixed costs. Because of the decrease in revenues, we will need to reduce expenses and cash usage. In the third quarter, we implemented additional cost reduction and restructuring programs, including a reduction in headcount and other fixed costs.* It is our goal to restructure the Company to a level in which we expect to be cash flow neutral at $20 million to $25 million in quarterly revenues.* There can be no assurance that we will be successful in achieving our restructuring goals. Our inability to implement cost reduction or restructuring actions may adversely affect our cash flows and results of operations.

The wind-down of the Microlithography business could adversely affect our order prospects for the Surface Conditioning Division.

Over the next several quarters, we will continue to focus on winding down the Microlithography business. Our primary goals are to satisfy our remaining Microlithography customer obligations and support requirements and to obtain Surface Conditioning order prospects from these customers. We have been meeting with our Microlithography business customers to review open orders and develop longer-term service and spare parts logistics plans. Implementation of these service and spare parts logistics plans may cost more than we expected. If we are unable to satisfy our remaining Microlithography customer obligations, our future order and sales levels for our Surface Conditioning business may be adversely affected.

The write downs and reserves related to the property, plant and equipment assets and inventory of the Microlithography business may not be sufficient.

We recorded $19.0 million of inventory reserves in the second quarter of fiscal 2003 based on the estimated future sales and recoverability, specifically related to our decision to wind down the Microlithography business. In addition, an impairment charge of $7.0 million was recorded against the property, plant and equipment assets of the Microlithography business to write the assets down to their estimated fair value.

If we are unable to dispose the inventory or fixed assets at our estimated fair value, the write downs and reserves related to the property, plant and equipment assets and inventory of the Microlithography business may not be sufficient.

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

Our stock price has been volatile in the past and may continue to be so in the future. In the 2002 fiscal year, for example, our stock price ranged from $4.10 to $16.25 per share. In the first nine months of fiscal 2003 our stock price ranged from $2.07 to $5.54 per share.

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

Because of our ownership positions in Metron Technology B.V. and m•FSI, Ltd., adverse results of these affiliates could adversely affect our results.

The profits or losses of our affiliates, Metron Technology B.V. and m•FSI Ltd., can also significantly affect our financial results. As of May 31, 2003, we had a 17% ownership interest in Metron Technology and a 49% interest in m•FSI. If these affiliates lose the business of a significant company for which they distribute or sell products, lose a significant customer, or otherwise became less financially viable, it could have a negative effect on our financial condition.

The transition of our European and Asia-Pacific sales and service from our distributor, Metron Technology, to a direct model may result in additional costs and risks.

Sales through Metron Technology for fiscal 2002 were $22.1 million, or 15.4% of our total 2002 sales. On October 9, 2002, we entered into a Transition Agreement with Metron Technology related to the early termination of our distribution agreements with Metron Technology for Europe and the Asia-Pacific region effective March 1, 2003. Under the terms of the Transition Agreement, we assumed direct sales, service and applications support and logistics responsibilities for our surface conditioning and microlithography products in Europe and the Asia-Pacific region as of March 1, 2003, while Metron Technology will continue to represent our products in Israel.

On March 1, 2003, we offered employment to approximately 90 Metron Technology employees who are dedicated to sales, technical service and applications engineering activities related to the distribution of our products in Europe and the Asia-Pacific region. Our success in selling our products direct in these regions will be dependent upon hiring and retaining key support employees, implementing targeted marketing plans and developing direct relationships with our international customers’ key procurement personnel.

Due to rapid changes in our industry, it is difficult to estimate the potential impact on the revenues, operating results and cash flow from the change in our business model resulting from the Metron Technology termination and the implementation of our direct international sales and service activities.

However, we anticipate our international revenues would be higher than under the prior business model.* We sold the product to Metron Technology at a discount, depending on the product. Metron Technology would then sell the product to the end users at a higher price. As part of the Transition Agreement, we will pay lower commissions to Metron Technology on any orders that were in backlog as of March 1, 2003.

The goals of our new business model are to improve customer satisfaction, increase market share by having a direct presence internationally and improve profitability. One of the initial goals of our business model is to capture the additional revenues related to the mark-up previously taken by Metron Technology to cover our operating costs. Depending on the product mix, the expected increase in international revenues can vary significantly, along with operating results.* We expect our cash outflows to increase initially due to our investment in infrastructure and also due to international customers having longer payment terms than Metron Technology.* We expect the additional costs for the 90 employees for salary and benefits to be approximately $1.4 million per quarter.*

The success of our transition to a primarily direct sales model in Europe and the Asia-Pacific region may be adversely impacted if we fail to have the appropriate systems and processes to continue to support the customers in these regions.

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

Because of our plan to assume direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia-Pacific region starting in March 2003, we expect to incur labor, service and other expenses in foreign currencies. As of May 31, 2003, we had not entered into any hedging activities and our foreign currency transaction loss for the third quarter of fiscal 2003 was approximately $90,000. We intend to evaluate various hedging activities and other options to minimize fluctuations in interest and currency exchange rates. There is no assurance that we will be successful in minimizing foreign exchange rate risks and such failure may reduce our international sales or negatively impact our operating results.

Because of the need to meet and comply with numerous foreign regulations and policies, the potential for change in the political and economic environments in foreign jurisdictions and the difficulty of managing business overseas, we may not be able to sustain our historical level of international sales.

We and our affiliates operate in a global market. In the first nine months of fiscal 2003, approximately 24% of our sales revenue derived from sales outside the United States, as compared to 25% in the first nine months of fiscal 2002. In fiscal 2002, approximately 29% of our sales revenue derived from sales outside the United States. In fiscal 2001, approximately 60% of our sales revenue derived from sales outside the United States. In fiscal 2000, this figure was 53%. These figures include sales through Metron Technology and m•FSI, which accounted for 79% of international sales in the first nine months of fiscal 2003, 67% of international sales in fiscal 2002, 85% of international sales in fiscal 2001, and 87% of international sales in fiscal 2000. We expect that international sales will continue to represent a significant portion of total sales. Sales to customers outside the United States involve a number of risks, including the following:

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

If our significant customers, including IBM, Texas Instruments, STMicroelectronics or Philips Semiconductor, reduce, delay, or cancel orders, then our operating results could suffer. Our largest customers have changed from year to year, however, sales to our top five customers accounted for approximately 66% of total sales in the first nine months of fiscal 2003, 53% of total revenues in fiscal 2002, 46% of total revenues in fiscal 2001 and 45% of total revenues in fiscal 2000. IBM accounted for approximately 18% of total sales in the first nine months of fiscal 2003 and 11% of total revenues in fiscal 2002. Texas Instruments accounted for 31% of total sales in the first nine months of fiscal 2003, 29% of total revenues in fiscal 2002, 14% of total revenues in fiscal 2001 and 15% of total revenues in fiscal 2000. Philips Semiconductor accounted for approximately 10% of our total revenues in fiscal 2001. STMicroelectronics represented 11% of total revenues in fiscal 2000. We currently have no long-term sales commitments with any of our customers. Instead, we generally make sales under purchase orders. Our backlog at August 31, 2002 was $39.6 million of which 51% was comprised of orders from two customers. All orders are subject to cancellation or delay by the customer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. As of May 31, 2003, our investments in affiliates included a 17% interest in Metron Technology and a 49% interest in m•FSI Ltd. Metron Technology operates mainly in Europe, Asia Pacific and the United States. m•FSI Ltd. operates in Japan. Approximately 80% of fiscal 2002 and 35% of the first nine months of fiscal 2003 sales to affiliates were to Metron Technology. We denominate all U.S. export sales in U.S. dollars.

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

Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia-Pacific region starting in March 2003, we have and will continue to incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* As of May 31, 2003, we had not entered into any hedging activities and our foreign currency transaction loss for the third quarter and first nine months of fiscal 2003 was approximately $90,000. We are currently evaluating various hedging activities and other options to minimize these risks.

We do not have significant exposure to changing interest rates as all material outstanding debt was repaid on September 3, 1999 and all marketable securities consist of debt instruments, 100% of which mature within one year. As of quarter-end, amortized cost approximates market value for all outstanding marketable securities included in cash equivalents. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact of a 1% change in short-term interest rates would be approximately a $341,000 annual change in investment income based on cash, restricted cash, cash equivalents and marketable security balances as of May 31, 2003.

Our investment in our affiliate, Metron Technology had a carrying value on the balance sheet of approximately $1.5 million as of May 31, 2003, reflecting the $10.2 million impairment charge recorded in the first quarter of fiscal 2003. This impairment charge wase based upon the difference between the $6.17 per share carrying value and the $2.38 per share value agreed upon for purposes of the Transition Agreement with Metron Technology. The $2.38 per share value reflected the average closing price of the common stock of Metron Technology for the five business days prior to the execution of the Transition Agreement. The fair value of Metron Technology stock is subject to stock market fluctuations. Based on the closing stock price of Metron Technology of $2.45 per share on May 30, 2003, the fair value of our investment in Metron Technology was approximately $5.2 million, or $3.7 million more than the carrying value on our balance sheet. The stock price of Metron Technology ranged from $0.57 to $3.19 per share during the first nine months of fiscal 2003. Additional impairment reviews may be triggered in the future and these could result in additional impairment charges.*

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

Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied our post-trial motions and there was no reduction in damages against SSI. Hsu was awarded an additional $431,000 for attorney’s fees and expenses incurred since the judgment was rendered in November 2001. The total judgment against SSI together with post judgment interest and attorney’s fees as of May 31, 2003 aggregated approximately $6.9 million.

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

We filed with the Securities and Exchange Commission a current report on Form 8-K on March 18, 2003, disclosing under “Item 5 Other Events” that we announced on March 17, 2003 that we would transition out of our Microlithography business and that we issued a press release on March 17, 2003 and filing under “Item 7 Financial Statements and Exhibits” a copy of the press release, dated March 17, 2003.

We filed with the Securities and Exchange Commission a current report on Form 8-K on March 19, 2003, disclosing under “Item 5 Other Events” that we issued a press release on March 18, 2003 and filing under “Item 7 Financial Statements and Exhibits” a copy of the press release, dated March 18, 2003.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC.

[Registrant]

DATE:	July 15, 2003

		By:	/s/Patricia M. Hollister

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

Date: July 15, 2003

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

Date: July 15, 2003

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