Form 10-K
period 2003-08-30
FSI INTERNATIONAL INC
filed 2003-11-26
CIK 841692

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 30, 2003
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

Common Stock, no par value; Preferred Share Purchase Rights

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on February 28, 2003, as reported on the NASDAQ National Market, was approximately $79,704,000. Shares of common stock held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This amount is provided only for purposes of this report on Form 10-K and does not represent an admission by the Registrant or any such person as to the status of such person.

      As of November 21, 2003, the Registrant had issued and outstanding 29,657,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on January 21, 2004, and to be filed within 120 days after the Registrant’s fiscal year ended August 30, 2003, are incorporated by reference into Part III of this Form 10-K Report. (The Audit and Finance Committee Report, the Compensation Committee Report, the Share Rights Plan Committee Report and the stock performance graph of the Registrant’s proxy statement are expressly not incorporated by reference herein.)

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

ITEM 1. BUSINESS

The Company

      FSI International, Inc., a Minnesota corporation organized in 1973 (“FSI”), designs, manufactures, markets and supports equipment used in the fabrication of microelectronics, such as advanced semiconductor devices. At the beginning of fiscal 2003, we maintained two divisions, the Surface Conditioning Division and the Microlithography Division. Surface Conditioning process equipment is used to etch and clean organic and inorganic materials from the surface of a silicon wafer. Our microlithography product processes light sensitive material used for patterning on the surface of silicon wafers as part of the photolithography phase of the integrated circuit fabrication process. The Microlithography Division designed, manufactured, marketed and supported resist processing products used in the fabrication of semiconductors and thin film heads. Thin film heads are devices manufactured on a silicon wafer which are capable of reading and writing information onto a compact disc or other information storage device.

      On March 17, 2003, we announced that we would exit the resist process equipment market, including the termination of most related manufacturing and sales activities. During the past few months, we have been transitioning the Microlithography business to a POLARIS® Systems and Services (“PSS”) organization to focus on supporting the more than 400 installed POLARIS Systems. We are committed to providing a path for our customers to achieve a reasonable life for their POLARIS systems and have established key support services programs to support this goal.

      The Surface Conditioning (“SC”) business markets and supports equipment that uses wet, vapor, cryogenic and other chemistry techniques to clean, strip or etch the surfaces of silicon wafers. The PSS business supplies photoresist processing equipment upgrades, spare parts and support services for the semiconductor and thin film head markets. Photoresist is photo- or light-sensitive, etch-resistant material used for transferring an image to the surface of a silicon wafer. Financial information with respect to our segments is set forth in Note 19 of the Notes to our Consolidated Financial Statements and is incorporated herein by reference.

      The businesses are supported by service groups that provide finance, human resources, information services, sales and service, marketing communications, and other administrative functions. We have disclosed specific product, backlog, competitor and certain license information related to each segment in this report. Due to the similarity of production processes, distribution methods, customer base and products/ services, the reporting of segment information for each of these areas is aggregated for both segments.

      At the beginning of fiscal year 2003, our products were directly sold and serviced in North America, while in Europe, the Asia Pacific region and Japan, products were distributed primarily through two affiliated distributors, Metron Technology, N.V. and m•FSI, Ltd. On October 9, 2002, we announced the early termination of our distribution agreements with Metron Technology. As of March 1, 2003, we assumed a direct responsibility for selling and servicing our products in Europe and the Asia Pacific region. However, Metron Technology continues to represent our products in Israel and m•FSI continues to be our affiliated distributor in Japan. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the termination of the Metron Technology distribution agreements.

          Company Strategies

      In fiscal 2003, we identified five strategic objectives. These objectives represent our one- to five-year plans and our strategies and tactics for fiscal 2004 support one or more of the strategic objectives. The key elements of each are as follows:

•	CUSTOMER SATISFACTION — This objective relates to understanding and exceeding our customers’ expectations. Its supporting strategies are designed to align our technology roadmap with key customer requirements, improve customer service and support around the world and improve our products’ capital productivity, flexibility and extendibility.

•	MARKET LEADERSHIP — Our objective is to achieve the number one or number two marketshare position in each surface conditioning segment we serve. This includes expanding our presence in the Asia market, expanding our product portfolio and capabilities to address broader market segments and expanding our product applications base.

•	ORGANIZATIONAL EXCELLENCE — We are focusing on ensuring efficient, lean processes throughout our organization. This entails decreasing order fulfillment and ship-to-acceptance cycle time, improving quality processes, continuing our migration to a variable cost model, decreasing product cost and improving global business processes.

•	SUPERIOR WORKFORCE — This objective focuses on building employee capability and commitment to our global organization through improved global communication and employee technical skills, by integrating and empowering our organizations located around the world and by celebrating our successes.

•	SHAREHOLDER VALUE — Our goal is to deliver both a superior and a more predictable financial performance. This includes improving our operating return on sales, maintaining a strong balance sheet and improving shareholder return.

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

      Generally the need for new processes, larger substrates — the underlying material (silicon wafer) upon which a semiconductor device or integrated circuit is formed — and systems capable of manufacturing increasingly complex devices drives demand for new microelectronics manufacturing equipment and processes. Industries that use microelectronics increasingly demand higher performance devices from manufacturers. Over the last decade, device manufacturers have reduced the size and substantially increased the functionality of individual devices through a number of technological advances.

      Our business depends upon the microelectronics manufacturers’ capital equipment expenditures. Manufacturers’ expenditures in turn depend on the current and anticipated market demand for products that use microelectronic devices. The microelectronics industry has been cyclical in nature and has experienced periodic downturns. We continue to believe that microelectronics manufacturers are asking equipment suppliers to take an increasingly active role in meeting the manufacturers’ technology capital productivity requirements. Equipment suppliers satisfy this requirement by developing and supporting products and processes required to address the new trends in microelectronics manufacturing. These trends include development of smaller geometries, transition to new materials, migration to 300mm wafers and wafer level packaging.

      A number of semiconductor device manufacturers began the transition from 200mm to 300mm diameter wafers in calendar 2000. Based upon a report published by the Gartner Group, a leading industry market research firm, in July 2003, the percentages of investment in semiconductor process equipment allocated by semiconductor manufacturers to 300mm capable products were approximately 4% in calendar 2000, 26% in calendar 2001, and 40% in calendar 2002. Semiconductor manufacturers’ investment in 300mm capable products is forecasted to be approximately 51% of their total equipment spending in calendar 2003 and 65% of their total equipment spending in calendar 2004.

      The semiconductor equipment industry has experienced a significant decline since calendar 2000. Purchases of semiconductor equipment by microelectronics manufacturers decreased 56% from $63.0 billion in calendar 2000 to $27.7 billion in calendar 2002 as reported by the Gartner Group.

Products

      The mix of products we sell has varied significantly from year to year. The following table sets forth, for the periods indicated, the amount of revenues and approximate percentages of our total revenues by our principal product lines:

	Fiscal Year Ended

	August 30,		August 31,		August 25,
	2003		2002		2001

	(Dollars in thousands)
Microlithography products	$20,436	23.0%	$49,571	34.6%	$70,574	32.4%
Surface conditioning products	46,599	52.5%	68,590	47.8%	104,780	48.0%
Spare parts and service	21,791	24.5%	25,213	17.6%	42,724	19.6%

	$88,826	100.0%	$143,374	100.0%	$218,078	100.0%

Microlithography Products

      Since 1984, we have sold microlithography products under a third party distribution agreement. In 1985, we began manufacturing microlithography products under a license agreement with a third party. Our microlithography products are used to deposit photoresist, which is light-sensitive, etch-resistant material used to transfer an image to the surface of a silicon wafer, or insulating films onto the surface of a wafer and develop the photosensitive films. We have discontinued our active manufacture and sale of these products. In connection with the discontinuation and exiting of the resist processing market, we established our PSS business. PSS is focused on providing existing microlithography customers with key support services, including software maintenance, process applications support, engineering and equipment maintenance. In addition, PSS offers our customers robot refurbishment, system level and standard upgrades, systems operations and maintenance training, and spare parts. Customers can also update or upgrade existing tools to current standards of customer-driven specifications through the PSS “refresh” program. The microlithography products we previously manufactured and sold and which are supported by our PSS operations include:

      POLARIS® Microlithography Clusters. These systems perform all photolithography processing steps except exposure. Photolithography is a process that uses light to transfer a circuit pattern onto a silicon wafer. In the cluster, various process modules surround multiple cleanroom-qualified robots in a self-contained process environment. The cluster is configured to meet or exceed the throughput capabilities of the integrated exposure tool (stepper). To operate, the robots transport wafers loaded into the cluster’s input/ output module through the various process modules in a sequence programmed by the operator. The process modules may or may not come from the same supplier.

      POLARIS Cluster System process modules can be serviced from outside the tool without disrupting other cluster process operations. When technological advances make it necessary to replace equipment, individual modules can be replaced or modified with an upgraded module without rendering the entire system obsolete.

      The POLARIS 3500 Microlithography Cluster extends the productivity benefits of the POLARIS 2500 200mm Cluster platform to 300mm wafer processing. The tool can perform 130mm and smaller design applications. Each model uses the same kind of wafer handling system, environmental control system and software. Several process modules can accommodate both 200mm and 300mm wafers in a common module, which allows customers to process both wafer sizes with minimum changeover time between lots.

      The price of our POLARIS Clusters ranged from approximately $1,000,000 to $2,800,000, depending on wafer size, number of modules and number of robots required. Originally, the POLARIS Cluster technology was licensed from Texas Instruments in 1990. Many improvements have been incorporated into the product. See “Patents, Trademarks and Intellectual Property” below for additional information regarding the POLARIS Cluster license.

Surface Conditioning Products

      Our surface conditioning products perform:

•	front-end-of-line (“FEOL”) fabrication steps, where integrated circuits or transistors are formed in and on the silicon wafer during the manufacturing process;

•	back-end-of-line (“BEOL”) fabrication steps, where metal wiring levels are formed on the surface of the wafer and are connected to the transistors; and

•	packaging wafer cleaning and surface preparation functions, including cleaning, etching and stripping functions necessary to fabricate microelectronic devices.

      Spray Processing Systems. Our spray processing systems, which include the MERCURY® and ZETA® Surface Conditioning Systems, are sophisticated spray chemistry systems that clean, etch and strip wafers at various stages in the device fabrication process. In these systems, centrifugal spray technology exposes wafers to a programmed, sequenced spray of fresh chemicals inside a closed, nitrogen-filled chamber. Cassettes filled with wafers are loaded into a turntable in the process chamber. Processing chemicals, deionized water, which is ultrapure water that has been treated and is used to remove all possible contaminants from the surface of a silicon wafer such as ions, bacteria, silica, particles and dissolved metals, and nitrogen are sequentially dispensed into the chamber through one or more spray posts mounted in the chamber. As the turntable rotates, nozzles apply a chemical spray to the wafers’ surfaces. After chemical application, deionized water is sprayed on the wafer surfaces and all process chamber surfaces to remove chemical residues. Centrifugal force from the rotation, combined with a flow of nitrogen into the chamber, then dries the wafers and the chamber. Our spray processing systems include a microprocessor-based controller to program, control and monitor the system’s operating functions to ensure precise control and process repeatability.

      The MERCURY® System is a semi-automated batch spray processor designed for the 250 nanometers (“nm”) and 180nm technologies on a variety of wafer sizes ranging from 100mm to 200mm. The system offers the benefits of low capital cost and low cost of ownership in a small footprint. The MERCURY System ranges in price from $400,000 to $1,300,000 depending on features and regionally specific add-ons.

      The fully-automated ZETA® Surface Conditioning System, a batch spray processor, is currently available in configurations for both 300mm and 200mm wafers. The advanced process controls, process capability and automation are ideal for leading technology nodes, particularly 130nm and below. The ZETA products provide a reliable, automated environment to move wafers to and from the process chamber. This tool’s eight-chemical flow system allows for a wide range of chemical blend ratios. In December 2000, we introduced a new generation of ZETA Surface Conditioning Systems that improved upon tool capabilities through a significant footprint reduction and are capable of an expanded range of process applications in both FEOL and BEOL. The ZETA System is also available in a semi-automated configuration capable of processing either 200mm or 150mm wafers. Our ZETA Systems range in price from $600,000 to $2,800,000.

      In response to customers who require ozone technology, which is a form of oxygen having three atoms to the molecule, used for stripping or removing photoresist and other organic contamination from the surface of a silicon wafer, in their device manufacturing processes, we sell an ozonated water generation module for use with our ZETA and MERCURY Systems. Our ozone-based resist stripping and cleaning technologies are based on our patented and patent pending high-concentration ozonated water generation process and dynamic chemical processing. The use of ozone in semiconductor processing is attractive because it uses only oxygen and water and can replace sulfuric acid in FEOL processing. This lowers costs related to chemical and water usage and subsequent waste treatment.

      In July 2003, we introduced the FlashClean™ Advantage package consisting of hardware, software and process advancements to further enhance the ZETA System’s productivity and performance by shortening process time and increasing throughput. Field upgrades are available for installed systems and are standard on current factory shipped models.

      Vapor Processing Systems. Our EXCALIBUR® 2000 Vapor HF Etching Systems use anhydrous hydrogen fluoride (HF) gas in conjunction with water vapor to perform selective oxide etching applications. The semi-automated system is available for 100mm through 200mm wafers. The system processes wafers individually, loading them from the wafer carrier into the process chamber by an automated handler to minimize particle contamination. Vapor HF processing offers advantages over processing systems using liquid chemicals, including providing unique high selective etch capabilities. The high selectivity allows the removal of undesired oxides while etching little or none of the desired films. This capability is unique to the EXCALIBUR vapor HF process and provides customers with the means to create device features not readily manufacturable by other methods. The EXCALIBUR System ranges in price from $400,000 to $800,000, depending on the model, wafer size, number of process chambers and related electronic control requirements.

      CryoKinetic Processing Systems. Through a license agreement with IBM, we manufacture, market, and service products using IBM’s cryogenic aerosol cleaning technology. CryoKinetic is an energy transfer process used to remove non-chemically bonded particles from the surface of a microelectric device. CryoKinetic processing is dry and non-reactive using frozen argon/ nitrogen aerosols to remove surface particles through momentum transfer, when the high velocity aerosols impact the particles. The gas flow carries contaminants away from the wafer and removes them from the process chamber.

      The ANTARES® CX Advanced Cleaning System is for 200mm and 300mm single-wafer, fully automated processing. The ANTARES CX system removes surface particles that can be either process defects or fab contamination from sensitive new materials, such as copper and low-k dielectric films. Low-k dielectric film is a material used as insulation between interconnects for BEOL semiconductor manufacturing applications. Because low-k dielectric films can be porous, a dry method such as the CryoKinetic technology is especially attractive because it does not alter material properties as compared to wet and scrub methods. ANTARES CX Systems range in price from $1,400,000 to $2,200,000.

      Immersion Processing Systems. With our acquisition of YieldUP International in October 1999, we expanded into the critical cleaning segment of the surface conditioning market through immersion processing. Immersion processing is a method used to clean silicon wafers by immersing the wafer in multiple tanks filled with process chemicals. YieldUP’s operations were transferred to Chaska, Minnesota in September 2000.

      In June 2002, we introduced the MAGELLAN® 300 Immersion Clean System and in August 2003, released a 200mm version. With this product, we expanded our immersion processing solutions by providing a system capable of multiple, mainstream cleans, including critical clean, resist strip and etch. The MAGELLAN System is a fully automated immersion cleaning system designed for processing of 200mm and 300mm wafers at advanced technology nodes. It is differentiated from the competition through rapid cycle time, flexibility and high performance in a footprint that is up to 40% smaller than the leading competition when configured for specific applications. The tool incorporates an extensive portfolio of exclusive intellectual property, including our Surface Tension Gradient (STG®) rinse/dry technology, SymFlow™etch technology, ozone oxide re-growth and narrow-gate-compatible megasonic technology. The MAGELLAN System ranges in price from $2,000,000 to $3,500,000. Our customers have been running product demonstrations in our laboratory and we anticipate shipping the first system in December 2003.

      The YieldUP 2000 System is a rinsing and drying system that delivers 90nm capable watermark-free performance in a stand-alone platform. Originally designed for 200mm wafer processing, its capabilities have been expanded to serve smaller wafers as well. The YieldUP 2100 Module is also available for integration into a wet bench system. The YieldUP 4000 System is a two-chamber etching, rinsing and drying system that provides integrated hydrofluoric acid etching. YieldUP immersion systems range in price from $125,000 to $700,000.

Spare Parts and Service

      We offer system upgrade packages, spare part kits, software maintenance licenses, individual spare part components and support services that provide product and process enhancements to extend the life of previously purchased and installed surface conditioning and microlithography equipment. Our customer service and process engineers assist and train customers worldwide to perform preventive maintenance on and to service our equipment. In addition, our process engineering groups develop process applications to expand the capabilities of our equipment. These upgrade and spare part packages and support service programs enable our worldwide customers to realize a higher return on their capital investment.

      We sell a variety of process, service and maintenance programs. A number of customers have purchased maintenance contracts in which our service employees work at the customer’s facility to provide process service and maintenance support for our equipment.

Backlog and Seasonality

      Our backlog consists of orders with delivery dates within the next 12 months for which a customer’s purchase order has been received. Our backlog at fiscal 2003 year-end was $25.6 million, of which 41% related to Surface Conditioning products and 59% related to the PSS (formerly Microlithography) products. Our backlog at fiscal 2002 year-end was $39.6 million, of which 56% related to Surface Conditioning products and 44% related to Microlithography products. Approximately 66% of our backlog at fiscal 2003 year-end and 51% of our backlog at fiscal 2002 year-end was comprised of orders from two customers for each year. Texas Instruments and Sandia National Labs were the top two customers in our backlog at the end of fiscal 2003 and 2002. The loss of any of these as a customer could have a material adverse effect on our operations. All orders are subject to cancellation by the customer and in some cases a penalty provision could apply to a cancellation.

      In fiscal 2003, purchase orders aggregating approximately $8.2 million, constituting 9.2% of sales, were canceled and not rescheduled. In fiscal 2002, purchase orders aggregating approximately $11.2 million, constituting 7.8% of sales, were canceled and not rescheduled. Because of the timing and relative size of certain orders received by us and possible changes in delivery schedules and order cancellations, our backlog can vary from time to time so that backlog as of any particular date is not necessarily indicative of actual sales for any subsequent period. Our business is not seasonal to any significant extent. See

Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional sales and backlog information.

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

      We maintain an 8,000-square-foot, state-of-the-art demonstration and process development laboratory for our Surface Conditioning business in our Chaska, Minnesota facility. In addition, our Japanese affiliate, m•FSI, Ltd., maintains a demonstration laboratory in its Okayama, Japan facility.

      Expenditures for research and development, which are expensed as incurred, during fiscal 2003 were approximately $31.1 million, representing 35.0% of total sales. Expenditures for research and development during fiscal 2002 were approximately $36.2 million, representing 25.2% of total sales, and expenditures for research and development during fiscal 2001 were approximately $42.1 million, representing 19.3% of total sales.

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

      At the beginning of fiscal year 2003, our products were directly sold and serviced in North America, while in Europe, the Asia Pacific region and Japan, products were distributed primarily through two affiliated distributors, Metron Technology, N.V. and m•FSI, Ltd. On October 9, 2002, we announced the early termination of our distribution agreements with Metron Technology. As of March 1, 2003, we moved to a direct responsibility for selling and servicing our products in Europe and the Asia Pacific region. Metron Technology continues to represent our products in Israel and m•FSI continues to be our affiliated distributor in Japan. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the termination of the Metron Technology distribution agreements.

      This change occurred as a result of our customers asking us to strengthen our presence in these regions and to bring them the full capabilities of our organization. We worked closely with Metron Technology to ensure a successful transition of sales, applications, service and spares logistical functions. Our direct sales and service support employees work with customers to understand their processing requirements and to configure our equipment to provide applications solutions to meet those requirements.

As of the end of fiscal 2003, our sales effort was supported by approximately 162 employees and contractors engaged in customer service and support. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the transitioning of our sales and service efforts.

      International sales, primarily in Europe, Asia Pacific region and Japan accounted for approximately 38% of total sales in fiscal 2003, 29% of total sales in fiscal 2002, and 60% of total sales in fiscal 2001.

      As of August 30, 2003, we owned a 17% equity interest in Metron Technology, N.V. We have sold a portion of our Metron Technology stock over the past few months. As of November 24, 2003 we held approximately 1.7 million shares of Metron Technology stock. Metron Technology has an extensive distribution organization located in Europe, Israel, India, and in the Asia Pacific region, and sells materials and equipment on behalf of several semiconductor equipment and consumables manufacturers. We own a 49% equity interest in m•FSI, Ltd., a Japanese joint venture company formed in 1991 with Mitsui & Co., Ltd. and its wholly owned subsidiary, Chlorine Engineers Corp., Ltd. (collectively, “Mitsui”). Mitsui owns a 51% equity interest in m•FSI. In connection with its formation, we and Mitsui granted m•FSI certain product and technology licenses and product distribution rights.

      In fiscal year 2003, the majority of our international sales were made to Metron Technology or m•FSI for resale to end users of our products. In addition to Metron Technology (prior to the termination of our distribution agreements) and m•FSI having a direct presence in Europe, Asia and Japan, we augmented their support to customers with several sales and service personnel located in the regions. In some cases, we also sold directly to an international customer, in which case we paid a commission to our affiliated distributor in connection with the sale. When commissions are taken into account, the international sales to our affiliates are on terms generally no less favorable to us than international sales by us directly to non-affiliates.

Manufacturing, Raw Materials and Suppliers

      We maintain manufacturing facilities in Chaska, Minnesota and Allen, Texas. We are winding down the Microlithography business in Allen, Texas and we plan to sell the manufacturing facility in spring 2004. We typically assemble our products and systems from components and prefabricated parts manufactured and supplied by others, such as process controllers, robots, integrated circuits, power supplies, stainless steel pressure vessels, chamber bowls, valves and relays. Certain of the items manufactured by others are made to our specifications. Typically, final assembly and systems tests are performed by our manufacturing personnel. Quality control is maintained through quality assurance programs with suppliers, incoming inspection of components, in-process inspection during equipment assembly, and final inspection and operation of manufactured equipment prior to shipment. We have a company-wide quality program in place and received ISO 9001 certification in 1994.

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

Competition

      In each of our regional markets we face intense competition from established competitors, some of which have greater financial, engineering, research, development, manufacturing, marketing, service and support resources. To remain competitive, we must continue to invest in research and development, marketing, and customer service and support, and manage our operating expenses. There can be no assurance that we will have sufficient resources to continue to make such investments or that our products will continue to be viewed as competitive as a result of technological advances by competitors or changes in semiconductor technology. Our competitors also may increase their efforts to gain and retain market share through competitive pricing, strategic alliances or mergers and acquisitions. Such competitive pressures may require us to reduce prices or may result in lost orders that could adversely affect our financial results. If our competitors enter into strategic alliances with leading semiconductor manufacturers in the areas of surface conditioning, this could impair our ability to sell our products and adversely affect our operating results.

      Significant competitive factors in the equipment market include system price, quality, process repeatability, capability and flexibility, ability to integrate with other products, process or tool of record, incumbency and overall cost of ownership, including reliability, automation, throughput, system price and customer support. We have experienced significant price competition from certain competitors. However, we believe that we have the strategies in place to develop technological advantages over our competitors. To realize and maintain these advantages will require a continued high level of investment by us in research and development, marketing, and customer service and support as well as controlling operating expenses.

      Our surface conditioning products compete with, among others, DaiNippon Screen Manufacturing Co. Ltd., Kaijo Denki, Sankyo Sugai, Semitool, Inc., SCP Global Technologies, The SEZ Group, and Tokyo Electron Ltd. Our PSS organization competes with various small equipment refurbishment, equipment maintenance and spare parts providers.

Customers

      We sell products from one or more of our product lines to most major microelectronics manufacturers. We have an extensive history of sales to several of the largest integrated circuit manufacturers and we have over 100 active customers worldwide.

      Texas Instruments accounted for approximately 24% of our total sales in fiscal 2003, 29% of our total sales in fiscal 2002 and 14% of our total sales in fiscal 2001. IBM accounted for approximately 14% of our total sales in 2003, 11% of our total sales in fiscal 2002 and less than 10% in fiscal 2001. Philips Semiconductor accounted for approximately 10% of our sales in fiscal 2001 and less than 10% in each of fiscal 2003 and 2002.

      We have experienced, and expect to continue to experience, fluctuations in our customer mix. The timing of an order for our equipment is primarily dependent upon the customer’s expansion program, replacement needs, or requirements to improve productivity and yields. Consequently, a customer who places significant orders in one year will not necessarily place significant orders in subsequent years.

      Sales to Metron Technology and m•FSI, our international distributors, accounted for approximately 17% of our total sales in fiscal 2003, 19% of our total sales in fiscal 2002, and 51% of our total sales in fiscal 2001. Usually these systems are purchased for resale to device manufacturers. On October 9, 2002, we announced the termination of our distribution agreements with Metron Technology effective March 1, 2003. Metron Technology will continue to represent our products in Israel. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the termination of the Metron Technology distribution agreements.

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

Patents, Trademarks and Intellectual Property

      Our success depends upon a variety of factors, including proprietary technology. It is important to protect our technology by obtaining and enforcing patents. Consequently, we have an active program to file patent applications in the United States and other countries on inventions we consider significant. We also possess other proprietary intellectual property, including trademarks, know-how, trade secrets and copyrights. We also protect our proprietary information through non-disclosure agreements with our employees and with third parties. We have a number of patents in the United States and other countries, and additional applications are pending.

      These patents may be challenged, invalidated or circumvented, or may not provide any competitive advantages to us. Pending applications may not result in patents and the claims allowed in future patents may not be sufficiently broad to protect our technology. The laws of some foreign countries may not permit the protection of our proprietary rights to the same extent as under the laws of the United States. Although we believe that protection afforded by our patents, patent applications, and other intellectual property rights has value, because of rapidly changing technology, our future success is primarily dependent on our employees’ engineering, marketing, service and manufacturing skills.

      In the normal course of business, we from time to time receive and make inquiries about possible patent infringement. In dealing with such inquiries, it may be necessary or useful for us to obtain or grant licenses or other rights. However, there can be no assurance that such license rights will be available to us on commercially reasonable terms, or at all. The inability to obtain certain license or other rights, or to obtain such licenses or rights on favorable terms, or the need to engage in litigation could have a material adverse effect on us. See also Item 3 — “Legal Proceedings” for a discussion of pending intellectual property litigation.

      Our microlithography POLARIS Cluster was offered by us under a non-exclusive license from Texas Instruments. We have converted the license to a fully paid-up, worldwide license to sell and manufacture the POLARIS Cluster. We also have the non-exclusive right to manufacture and sell related Texas Instruments modules. The license agreement continues until terminated. It may be terminated by either party upon a breach by the other party, and the failure to cure, in accordance with the terms of the agreement.

      Our Surface Conditioning ANTARES CX Cleaning System is offered by us under license agreements from IBM. The licenses require certain minimum royalties and system-based royalties. Royalties are based on the “royalty portion revenues” of licensed equipment that excludes amounts for freight, taxes, customers’ duties, insurance, discounts, and certain equipment not manufactured by us.

      We have approximately 85 U.S. patents. Expiration dates range from 2004 to 2022.

Employees

      As of August 30, 2003, we had approximately 495 employees. Competition for highly skilled employees is intense. We believe that a great part of our future success depends upon our continued ability to retain and attract qualified employees. We are not subject to any collective bargaining agreement and have never been subject to a work stoppage. We believe we have good relations with our employees.

Environmental Matters

      In January 2003, we received our certificate of registration from BSI, Inc. for its ISO 14001 environmental management system. ISO 14001 is an internationally recognized environmental management standard that empowers organizations to address the environmental impact of activities, services and processes. The standard then provides a framework for enterprises to take steps to identify issues significant to them and implement environmental management programs to achieve improved performance. Registration with ISO 14001 allows companies to reaffirm that environmental processes are essential components of their business strategy. We have a long history of environmentally-friendly practices and research and development programs that actively seek out ways to operate more environmentally efficient. We registered with ISO 14001 to emphasize our ongoing commitment to the preservation and protection of the environment, and to support existing environmental health and safety initiatives.

      We implemented an enterprise-wide program to actively engage our employees and to emphasize the importance of protecting the environment in everyday life at FSI. Our programs include recycling, water use reductions, chemical handling processes and equipment design for the environment.

      We are subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. We believe we are in compliance with these regulations and that we have obtained all necessary environmental permits to conduct our business. These permits generally relate to the disposal of hazardous wastes. If we fail to comply with present or future regulations, fines could be imposed, production could be suspended, or operations could cease. Such regulations could require us to acquire significant equipment or take other actions to comply with environmental regulations at a potentially significant cost to us. If we fail to control the use of, or adequately restrict the discharge or disposal of, hazardous substances, we could incur future liabilities. See also Item 3 — “Legal Proceedings” for a discussion of our environmental legal proceedings.

      We believe that compliance with federal, state and local provisions that have been enacted or adopted regulating discharges of materials into the environment, or otherwise relating to the protection of the environment, will not have a material effect upon our capital expenditures, earnings and competitive position.*

International Sales

      Our sales for each of the last three fiscal years are disclosed in the financial statements included in Item 8 of this report.

Available Information

      Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 are available free of charge through our website at www.fsi-intl.com as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission.

Other Risk Factors

      We discuss certain risk factors in the “Risk Factors Section” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

ITEM 2.   PROPERTIES

      We own a 197,000-square-foot facility in Chaska, Minnesota, which cost approximately $34 million to construct and equip. The facility contains our Surface Conditioning business and other administrative and support functions. It includes research, laboratory and engineering facilities, 40,000 square feet of Class 1,000 and 10,000 cleanroom space, manufacturing support operations and a customer training center.

      We also own a 159,000-square-foot facility in Allen, Texas, which cost approximately $18.6 million to construct and equip. This facility contains the PSS business’ manufacturing, support operations and engineering organization. Our plan is to sell this facility during spring 2004 and relocate the PSS operations to a suitable sized facility.

      Our United States leased locations include a 6,600 square-foot facility in Milpitas, California and other smaller offices used primarily for sales and service. The other smaller offices used primarily for sales and service were closed in early fiscal 2004. We also maintain small leased sales and service offices throughout Europe and Asia near our customer locations. Management believes its existing facilities are well maintained and in good operating condition.

ITEM 3.   LEGAL PROCEEDINGS

      We generate minor amounts of liquid and solid hazardous waste and use licensed haulers and disposal facilities to ship and dispose of such waste. In the past, we have received notice from state or federal enforcement agencies that we are a potentially responsible party (“PRP”) in connection with the investigation of several hazardous waste disposal sites owned and operated by third parties. In each matter, we have elected to participate in settlement offers made to all de minimis parties with respect to such sites. The risk of being named a PRP is that if any of the other PRP’s are unable to contribute its proportionate share of the liability, if any, associated with the site, those PRP’s that are financially able could be held financially responsible for the shortfall.

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

      In fall 1995, pursuant to the Employee Stock Purchase and Shareholder Agreement dated November 30, 1990 between Eric C. Hsu and SSI (the “Shareholder Agreement”) and in connection with Mr. Hsu’s termination of his employment with SSI in August 1995, the former shareholders of SSI purchased the shares of SSI common stock then held by Mr. Hsu. In October 1996, Eric C. and Angie L. Hsu (the “plaintiffs”) filed a lawsuit in the Superior Court of California, County of Alameda, Southern Division, against Semiconductor Systems, Inc. (“SSI”), our wholly owned subsidiary that was acquired in April 1996, and the former shareholders of SSI. The plaintiffs alleged that such purchase breached the Shareholder Agreement and violated the California Corporations Code, breached the fiduciary duty owed plaintiffs by the individual defendants and constituted fraud.

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

      Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied these post-trial motions and there was no reduction in damages against SSI. Hsu was awarded an additional $431,000 for attorneys’ fees and expenses incurred since the judgment was rendered in November 2001. The total judgment against SSI together with post judgment interest and attorneys’ fees as of August 30, 2003 aggregated approximately $7.1 million.

      SSI and the individual defendants have filed an appeal on a variety of grounds and we posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, we entered into a letter of credit in the amount of $2.5 million with a surety company. This letter of credit was collateralized with restricted cash of approximately the same amount. In November 2003, due to concerns related to our fiscal 2003 losses, the bonding company required us to increase the letter of credit to $5.0 million and to increase the collateral to a similar level.

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

      Given the escrowed shares and the additional indemnification by the individual SSI shareholders, along with our litigation reserve, we believe we are adequately reserved for this potential liability.* However, there is considerable uncertainty as to the ultimate resolution of this matter and the respective liability, if any, of SSI. We will continue with our appeal process and our defense.

      In September 1995, CFM Technologies, Inc. and CFMT, Inc. (collectively “CFM”) filed a complaint in United States District Court for the District of Delaware against YieldUP, now known as SCD Mountain View, Inc., our wholly owned subsidiary. The complaint alleged that the drying process incorporated in certain YieldUP products infringes a patent held by CFM. On October 14, 1997, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. On June 30, 1998, the United States District Court of Delaware granted CFM’s petition for re-argument of the issue. In 2002, the case was transferred to a different judge and the prior grant of summary judgment was vacated. The judge has not yet ruled as to whether to sustain his earlier ruling. If the original order is overturned, the litigation may proceed to trial, and the litigation and the associated costs may, and an unfavorable adjudication could, have a material adverse impact on us. CFM is asking for monetary damages and an injunction against YieldUP’s use of the products at issue. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated.

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

      On April 4, 2000, the United States District Court for the District of Delaware granted YieldUP’s motion for summary judgment that the ’123 and ’532 patents are invalid. CFM’s motion for rehearing has been denied. On July 29, 2000, the issue of whether CFM or its inventors engaged in inequitable conduct in prosecuting the ’123 and ’532 patents was tried before the court. On June 6, 2001, the judge issued his opinion finding that the CFM inventors engaged in inequitable conduct during the prosecution of the patent application. On June 7, 2001, the judge ordered that judgment be entered in favor of YieldUP and against CFM on YieldUP’s defenses of lack of enablement and inequitable conduct. In November 2003, the United States Federal Appeals Court reversed both judgments and remanded the case to the United States District Court. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated and the associated costs, and an unfavorable adjudication could have a material adverse impact on us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

      There were no matters submitted to a vote of shareholders during the fourth quarter ended August 30, 2003.

ITEM 4A.   EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers are elected by the board of directors, generally for a term of one year, and serve until their successor is elected and qualified. The following table and discussion contains information regarding our current executive officers.

Name	Age	Position

Mark A. Ahmann(1)	47	Vice President, Administration
John C. Ely(2)	44	Vice President, Global Sales and Service
Patricia M. Hollister(3)	43	Chief Financial Officer and Assistant Secretary
Donald S. Mitchell(4)	48	Chairman and Chief Executive Officer
Benno G. Sand(5)	49	Executive Vice President, Business Development and Investor Relations and Secretary

(1)	Mark Ahmann has tendered his resignation effective December 31, 2003. He had been Vice President, Administration since September 2000. He was Vice President, Human Resources from January 1998 until September 2000 and joined FSI in May 1997 as Staff Vice President, Human Resources. From 1988 to 1997, he worked for Aetna, Inc. in a variety of human resources positions in corporate and divisional operations, most recently as Vice President, Human Resources in a project management capacity. Prior to Aetna, he worked for Honeywell, Inc. and Northern States Power Company.

(2)	John Ely was named Vice President of Global Sales and Service in June 2003. He was Vice President; President, of our Surface Conditioning Division from August 2000 to June 2003. Mr. Ely was the Surface Conditioning Division’s Sales/Marketing/ Applications Manager from 1997 to 2000; General Manager from 1995 to 1997; Product Specialist/ Product Manager from 1989 to 1995; and in direct sales from 1985 to 1989. Mr. Ely is a director of m•FSI, Ltd. and SCD Mountain View, Inc, one of our subsidiaries.

(3)	Patricia Hollister has served as Chief Financial Officer since January 1998 and as Assistant Secretary since January 2000. She was our Corporate Controller from March 1995 to January 1998. Prior to joining FSI, Ms. Hollister was employed by KPMG LLP in Minneapolis, Minnesota where she served over 12 years on various audit and consulting engagements, most recently as a Senior Manager. Ms. Hollister is a director of various FSI owned foreign subsidiaries.

(4)	Donald Mitchell was named Chief Executive Officer and President of FSI in December 1999. From its formation in 1998 until December 1999, he was President of Air Products Electronic Chemicals, Inc., located in Carlsbad, California, a division of Pennsylvania-based Air Products and Chemicals, Inc. From 1991 to 1998, he served as President of Schumacher, a leading global chemical equipment and services supplier to the semiconductor industry. Throughout his career with Schumacher, he held various executive positions, including Vice President of Operations and Vice President of Sales and Marketing. Mr. Mitchell is a director of FSI and m•FSI, Ltd. Mr. Mitchell served as the 1999/2000 Chairman of the Board of Directors for Semiconductor Equipment and Materials International, a leading global industry trade association and remains a current member of the Board.

(5)	Benno Sand has served as Executive Vice President, Business Development and Investor Relations since January 2000. He has served as Executive Vice President since January 1992 and Secretary since February 2002. Mr. Sand also served as Chief Administrative Officer from January 1998 to December 1999, as Chief Financial Officer from October 1990 to January 1998, and as Vice President of Finance from October 1987 to January 1992. Mr. Sand is a director of various FSI owned United States and foreign subsidiaries as well as PPT Vision, Inc., MathStar, Inc. and TestQuest, Inc.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is traded on the Nasdaq National Market System (NMS) under the symbol “FSII”. The following table sets forth the highest and lowest sale prices each day, as reported by the Nasdaq-NMS, for the fiscal periods indicated:

	2003		2002

	High	Low	High	Low
Fiscal Quarter
First	$4.79	$2.10	$16.25	$6.71
Second	5.54	2.28	11.00	6.81
Third	3.20	2.07	12.00	8.66
Fourth	5.40	2.96	10.48	4.10

      There were approximately 600 record holders of our common stock on October 22, 2003.

      We have never declared or paid cash dividends on our common stock. We currently intend to retain all earnings for use in our business, and do not anticipate paying dividends in the foreseeable future.*

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

      The tables that follow present portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and the related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The Consolidated Statement of Operations data for the years ended August 30, 2003, August 31, 2002, and August 25, 2001, and the Consolidated Balance Sheet data as of August 30, 2003 and August 31, 2002, are derived from and are qualified in their entirety by our Consolidated Financial Statements that have been audited by KPMG LLP, independent auditors, and are included elsewhere in this report. The Consolidated Statement of Operations data for the years ended August 26, 2000 and August 28, 1999, and the Consolidated Balance Sheet data as of August 25, 2001, August 26, 2000 and August 28, 1999 are derived from our audited consolidated financial statements which do not appear in this report. On October 20, 1999, we acquired YieldUP International Corporation (YieldUP). The acquisition has been accounted for as a purchase. Accordingly, the Consolidated Statement of Operations Data includes the results of operations for YieldUP from the acquisition date. We changed our accounting for goodwill effective August 26, 2001 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In addition, we changed our revenue recognition policy effective August 27, 2000, based upon guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” As a result, all revenues reported for fiscal 2003, 2002 and 2001 are SAB 101 based, whereby we generally recognize system sales once the system’s predetermined specifications or acceptance criteria are met. All prior years’ revenues were recognized upon shipment.

      The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year or fiscal period.

Selected Historical Financial Data

(in thousands, except per share amounts)

	Fiscal Year Ended

	August 30,	August 31,	August 25,	August 26,	August 28,
	2003	2002(5)	2001(4)	2000(3)	1999

Consolidated Statement of Operations
Data:
Sales	$88,826	$143,374	$218,078	$219,787	$113,512
Gross profit(7)	14,508	44,375	80,396	80,363	34,812
Selling, general, and administrative expenses	38,602	39,561	50,331	50,400	37,264
Research and development expenses(1)	31,126	36,197	42,118	43,700	31,592
Impairment of goodwill(6)	—	5,356	—	—	—
Transition agreement termination fee(8)	2,750	—	—	—	—
Write-down of property, plant and equipment(7)	7,000	—	—	—	—
Operating loss	(64,970)	(36,739)	(12,053)	(13,737)	(34,044)
Equity in (losses) earnings of affiliates	(4,006)	(15)	4,196	2,047	(1,166)
Net loss from continuing operations(8)	(78,557)	(34,663)	(5,760)	(4,143)	(40,119)
Net loss from discontinued operations	—	—	—	(400)	9,484
Net loss before cumulative effect of change in accounting principle, net of tax	(78,557)	(34,663)	(5,760)	(4,543)	(30,634)
Cumulative effect of change in accounting principle (2)	—	—	(14,969)	—	—
Net loss	$(78,557)	$(34,663)	$(20,729)	$(4,543)	$(30,634)
Earnings (loss) per share — basic and diluted Continuing operations	$(2.66)	$(1.26)	$(0.22)	$(0.17)	$(1.73)
Discontinued operations	—	—	—	(0.01)	0.41

Loss before cumulative effect of change in accounting principle	(2.66)	(1.26)	(0.22)	(0.18)	(1.32)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.59)	—	—

Net loss	$(2.66)	$(1.26)	$(0.81)	$(0.18)	$(1.32)

Weighted average common shares used in per share calculations
Basic	29,546	27,450	25,543	24,810	23,205
Diluted	29,546	27,450	25,543	24,810	23,205
Consolidated Balance Sheet Data:
Total assets	$133,386	$211,770	$245,287	$253,470	$241,498
Total long-term debt	—	—	—	60	30,063
Stockholders’ equity	109,000	179,632	184,018	201,789	176,312
Dividends	—	—	—	—	—

(1)	During the first quarter of fiscal 2000, we recorded an in-process research and development write-off of $6.4 million related to the YieldUP acquisition.

(2)	We changed our revenue recognition policy effective August 27, 2000, based on guidance provided in SAB 101. We recorded a non-cash charge of approximately $15 million, after reduction for income taxes of $0, or $0.59 per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. Pro forma amounts for the periods beginning before August 27, 2000 have not been presented as the effect of the change in accounting principle could not be reasonably determined.

(3)	During the fourth quarter of fiscal 2000, we recorded realignment charges of $4.1 million which were allocated as follows: $2.1 million to cost of goods sold expenses, $1.3 million to selling, general and administrative expenses and $0.7 million to research and development expenses.

(4)	During the third and fourth quarters of fiscal 2001, we recorded realignment charges of $2.6 million which were allocated as follows: $0.6 million to cost of goods sold, $1.5 million to selling, general and administrative expenses and $0.6 million to research and development expenses. See Note 4 of Notes to the Consolidated Financial Statements.

(5)	During the second quarter of fiscal 2002, we recorded realignment charges of $500,000 which were allocated as follows: $250,000 to cost of goods sold expenses, $230,000 to selling, general and administrative expenses and $20,000 to research and development expenses. See Note 4 of Notes to the Consolidated Financial Statements.

(6)	During the fourth quarter of fiscal 2002, we recorded a charge to selling, general and administrative expense of $5.4 million related to the other than temporary impairment of goodwill. See Note 1 of Notes to Consolidated Financial Statements.

(7)	During fiscal 2003, we recorded a net charge of $16.0 million to cost of goods sold for inventory reserves related to the wind down of the Microlithography business. We also recorded an impairment charge of $7.0 million against the property, plant and equipment assets associated with the PSS (formerly Microlithography) business in the second quarter of fiscal 2003. See Note 2 of Notes to the Consolidated Financial Statements.

(8)	During the first quarter of fiscal 2003, we entered into a transition agreement with Metron Technology to terminate our distribution agreements and recorded a termination fee of $2.75 million. In addition, we recorded an impairment charge of $10.2 million in other expense related to the other than temporary impairment of our investment. See Note 3 of Notes to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Industry Update

      The microelectronics industry has been cyclical in nature and has experienced various downturns and upturns throughout the last decade. The industry has experienced a significant decline since calendar 2000. Approximately six months after the 9/11 tragedy, certain semiconductor manufacturers, including our customers, started to realize improved demand for their products. This overall electronics industry recovery turned out to be unsustainable as we approached summer 2002. The industry has experienced some improvement during our fiscal 2003, however no significant rebound is expected until early calendar 2004. Industry information includes information from Gartner Dataquest, VLSI Research, Inc. and IC Insights.

      On a calendar year basis, demand for the semiconductor devices manufactured by many of our customers decreased 32% in 2001 with a minor increase of approximately 2% in 2002. Semiconductor device demand is currently forecasted by analysts to increase up to 14% in calendar 2003 as compared to the prior year.

      Our customers have been experiencing increased utilization rates for their fabrication facilities as device unit demand has increased over the past few quarters. Industry analysts are currently reporting utilization rates in the range of 84 to 87%.

      Total worldwide capital spending for semiconductor equipment decreased 29% in calendar 2001 and 38% in calendar 2002. Industry analysts are predicting a recovery in calendar 2003 with an increase in semiconductor equipment spending of 8% to 11% as compared to calendar 2002. This improvement in equipment spending is dependent upon a global economic recovery, continued customer confidence, stronger sustained demand for consumer electronics and an increased business spending on information technology infrastructure.

      The increased demand for devices, coupled with semiconductor manufacturers’ need to produce devices with smaller features, copper metal interconnects and better dielectric or insulating materials, is expected to contribute to an increase in demand for semiconductor manufacturing equipment in calendar 2004 as compared to the prior year.* In addition, in an effort to reduce the cost of devices, semiconductor manufacturers are increasing their investments in equipment capable of processing 300mm diameter wafers as compared to the significant investment in 200mm process equipment during the last cycle.*

      We believe that any significant increase in equipment spending by device manufacturers will be led by the investment in 300mm capacity, smaller device feature sizes, and process technology required for new materials such as copper and low-K dielectrics.* These are all technology areas where we have successfully focused our research and development investment the past few years and represent applications for which we have been receiving orders during the past 6 to 12 months.

Application of Critical Accounting Policies

      In accordance with Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

      Our critical accounting policies are as follows:

•	revenue recognition;

•	valuation of long-lived and intangible assets and goodwill; and

•	estimating valuation allowances and accrued liabilities, specifically product warranty, inventory obsolescence, allowance for doubtful accounts and assessment of the probability of the outcome of current litigation.

     Revenue Recognition

      We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. If our equipment sales involve sales to our existing customers who have previously accepted the same type(s) of equipment with the same type(s) of specifications, we account for the product sales as a multiple element arrangement. We recognize the equipment revenue upon shipment and transfer of title. The other multiple elements also include installation and training. Equipment installation revenue is valued based on estimated service person hours to complete installation and published or quoted service labor rates and is recognized when the labor has been completed. Training revenue is valued based on published training class prices and is recognized when the customers complete the training classes. The published or quoted service labor rates and training class prices are rates actually charged and billed to our customers.

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

      If we do determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $47.7 million as of August 30, 2003.

      In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective and as a result, we ceased to amortize approximately $5.4 million of goodwill. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter.

      As of August 25, 2001, we performed our initial evaluation of our goodwill for any indication of impairment. As of that date, our market capitalization was approximately $342,986,000. This fair value was allocated to our two reporting units based on relative cash flows. As of August 25, 2001, there was no indication of goodwill impairment.

      Subsequent to August 25, 2001, the world experienced the 9/11 tragedy. This caused economic uncertainty and delayed capital equipment purchases by many of our customers. Approximately six months after the 9/11 tragedy, certain semiconductor manufacturers, including our customers, started to realize improved demand for their products. At about the same time, we, along with a number of our peer companies, started to experience more positive order activity. This overall electronics industry recovery turned out to be unsustainable as we approached summer 2002. This change in industry conditions had a negative impact on our market capitalization and our financial performance, including cash flows.

      Our market capitalization went from $342,986,000 as of August 25, 2001 to $129,637,000 as of August 31, 2002, the date of our annual goodwill impairment assessment. We reviewed for impairment of goodwill according to the guidelines of SFAS 142 and, based upon the analysis, we deemed goodwill impaired. As a result, we recorded a charge to selling, general and administrative expenses of $5.4 million in the fourth quarter of fiscal 2002.

      The decrease in our market capitalization, the continued downturn in the electronics industry and the overall global economic conditions, all contributed to the impairment of our goodwill as of the end of fiscal 2002.

      Our investment in our affiliate, Metron Technology, was accounted for by the equity method of accounting until the beginning of the fourth quarter of fiscal 2003. While we determined at August 30, 2002 that our investment in Metron Technology was not other than temporarily impaired, our decision on October 8, 2002 to use Metron Technology shares with a value of $2.38 to settle the termination fee payment with Metron Technology triggered an impairment loss on that date for all of the shares we held. Accordingly, the difference between the $6.17 per share carrying value and the $2.38 per share value agreed upon for purposes of the Transition Agreement on the shares held was recorded as a non-cash impairment charge of $10.2 million in our quarter ended November 30, 2002. The $2.38 per share value reflected the average closing price of the common stock of Metron Technology for the five business days prior to the execution of the Transition Agreement.

      Upon completion of the termination of the distribution agreements with Metron Technology, our ownership in Metron Technology was reduced from approximately 21% to approximately 17%. See Note 3 of the Notes to Consolidated Financial Statements for a discussion of the early termination of our distribution agreements with Metron Technology. As a result, in the fourth quarter of fiscal 2003 we began to account for our investment in Metron Technology as a marketable equity security available-for-sale and carried the investment at fair market per the closing price of Metron Technology’s stock as reported on the Nasdaq National Market. The fair value of Metron Technology is subject to stock market fluctuations. As of August 30, 2003, the fair market value of our investment in Metron Technology was $8.2 million, including unrealized holding gains of $6.2 million.

      In the second quarter of fiscal 2003, we conducted a review of the long-lived assets of the PSS business. Accordingly, we recorded a write-down of $7.0 million against the property, plant and equipment assets of the PSS business to write the assets down to their estimated fair value. This write-down included a $5.0 million impairment charge associated with the PSS facility and a $2.0 million impairment charge related to the PSS business equipment. These impairment charges were based upon our review of the PSS business equipment and their estimated fair values. See Note 2 of Notes to Consolidated Financial Statements for a discussion of impairment charges.

Product Warranty Estimation

      We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, anticipated releases of new products and other factors, including product performance. The warranty periods for new equipment manufactured by us range from 12 to 24 months. Although management believes the likelihood to be relatively low, claims experience could be materially different from actual results because of the introduction of new, more complex products; a change in our warranty policy in response to industry trends, competition or other external forces; manufacturing changes that could impact product quality; or as yet unrecognized defects in products sold.

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

      We recorded $19.0 million of inventory reserves in the second quarter of fiscal 2003 based on the estimated future sales and recoverability, specifically related to our decision to wind down the Microlithography business. We determined the $19.0 million inventory reserves by comparing the inventory balance of the PSS business as of March 1, 2003 to the inventory balance expected to be used for PSS orders in backlog, anticipated orders, and anticipated order cancellations and adjusted the net inventory balance to its net realizable value. During the fourth quarter of fiscal 2003, we reduced the reserve by $3.0 million. This was primarily due to shipment of spare parts and upgrades, where the related inventory was previously written down to zero value. In addition, we were able to reduce certain open purchase order commitments and inventory buyback requirements.

Allowance for Doubtful Accounts Estimation

      Management must make estimates of the uncollectibility of accounts receivable. The most significant risk is the risk of sudden unexpected deterioration in financial condition of a significant customer which is not considered in the allowance. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Results could be materially impacted if the financial condition of a significant customer deteriorated and related receivables are deemed uncollectible.

Litigation Liability Estimation

      Management’s current estimated range of liability related to some of the pending litigation is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the pending litigation, management is not always able to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Results of Operations

Wind Down of Microlithography Business

      In March 2003, we announced that we would wind down the Microlithography business due to uncertain economic conditions and the weak semiconductor industry forecast. The decision was also due to a history of operating losses of the Microlithography business as a result of competitive pressures and general economic and industry conditions.

      Our decision to wind down the Microlithography business was made after exploring the following options:

1.	Continue to fund the operating losses of the PSS business with a goal to gain marketshare with 300mm customers and ultimately return the business to profitability.

2.	Establish a strategic relationship with another semiconductor process equipment manufacturer.

3.	Divestiture of the business to another process equipment company or a financial investor group.

4.	Spin out the business to a strategic and financial investor group.

5.	Discontinue strategic and new product applications development and operate the business in a “maintenance mode” until industry conditions improve.

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

      The PSS business revenue represented $29 million, or 33%, of our total revenue of $89 million for the fiscal year ended August 30, 2003 and $61 million, or 43%, of our total revenue of $143 million for the fiscal year ended August 31, 2002. Prior to the wind down of the Microlithography business, approximately 292 of our 714 employees worked in this business. We recorded $2.7 million in severance expenses in fiscal 2003.

      We recorded $19.0 million of inventory reserves in the second quarter of fiscal 2003 based on the estimated future sales and recoverability, specifically related to our decision to wind down the Microlithography business. We determined the $19.0 million inventory reserve based on the inventory balance as of March 1, 2003 as compared to the inventory balance expected to be used for PSS orders in backlog, anticipated orders and anticipated order cancellations and adjusted the net inventory balance to its net realizable value. During the fourth quarter of fiscal 2003, we reduced the inventory reserve by $3.0 million. This was primarily due to shipment of spare parts and upgrades where the related inventory was previously written down to zero value. In addition, we were able to reduce certain open purchase order commitments and inventory buyback requirements.

      We will continue to try to sell the impaired inventory to our customers as spares, refurbished systems and upgrades to existing systems. If unsuccessful, some of the items will be disposed of. Only as items are sold or disposed of will the reserve be reversed or reduced. Gross margins will be higher if inventory carried at a reduced cost is sold. The higher margins will fluctuate depending on the timing of product sales, specific customers and specific inventory sold.

      We also recorded a write-down of $7.0 million against the property, plant and equipment assets of the PSS business. This write-down included a $5.0 million impairment charge for the Microlithography business facility. This impairment charge was based upon our estimate of fair value. Also included in the write-down was an impairment charge of $2.0 million to the Microlithography business equipment. This impairment charge was based upon our review of Microlithography business equipment and its estimated fair value.

      The employee headcount for the PSS group was reduced from approximately 292 to 125 employees. We started to recognize the full financial savings of this reduction in the fourth quarter of fiscal 2003. The anticipated savings, consisting primarily of employee salaries and benefits from the third quarter restructuring, was approximately $2.9 million for the fourth quarter of fiscal 2003 and is expected to be $11.0 to $11.5 million on an annualized basis.* We expect that a majority of the cost savings will initially be in research and development expenses associated with the PSS products.*

      Our focus over the next several quarters is to successfully wind down this business. Our primary goals are to satisfy our remaining PSS customer obligations and support requirements. We are committed to providing a path for our customers to achieve a reasonable life for their POLARIS® Systems and have established key support services programs to support this goal. We expect to generate $15 to $20 million of positive cash flow from this operation over the next several quarters as we continue to sell inventory, collect accounts receivable and assuming we are able to dispose of the owned facility in Allen, Texas in spring 2004.* We also expect to relocate the remaining support services personnel to an appropriately sized facility.*

Transition Agreement with Metron Technology

      On October 9, 2002, we entered into a Transition Agreement with Metron Technology related to the early termination of our distribution agreements with Metron Technology for Europe and the Asia Pacific region, effective March 1, 2003 (“Closing Date”). Under the terms of the Transition Agreement, we assumed direct sales, service and applications support and logistics responsibilities for the surface conditioning and microlithography products in Europe and the Asia Pacific region as of the Closing Date, while Metron Technology will continue to represent our products in Israel.

      In conjunction with this transaction, we agreed to advance up to $4.0 million to Metron Technology on a secured basis to repurchase inventory. We advanced $3.0 million pursuant to a note receivable shortly after we entered into the Transition Agreement and had a potential obligation to advance up to an additional $1.0 million. After completing a review of the inventory relative to our purchase obligations, it was determined that our obligation to repurchase inventory was approximately $2.0 million. We recorded approximately $2.0 million of sales returns related to the inventory repurchased from Metron Technology during the second quarter of fiscal 2003.

      Under the terms of the Transition Agreement, we agreed to pay Metron Technology on the Closing Date an early termination fee of approximately $2.8 million. We originally anticipated surrendering approximately 1.154 million Metron Technology common shares owned by us in payment of this early termination fee as approved by Metron Technology’s shareholders. As a result of the inventory repurchase obligation being less than the advance of $3.0 million, we delivered 567,105 shares, which is less than the 1.154 million Metron Technology common shares originally contemplated. We owned approximately 2.1 million shares, or approximately 17% of Metron Technology, after surrendering the 567,105 shares in April 2003. As of November 24, 2003, we owned approximately 1.7 million shares of Metron Technology stock.

      We recorded a charge of approximately $2.8 million to selling, general and administrative expenses in the first quarter of fiscal 2003 associated with the early termination fee. We also recorded a non-cash impairment charge of approximately $10.2 million in other expense in the first quarter of fiscal 2003 for the shares of Metron Technology that we owned. The impairment charges were based upon the difference between the $6.17 per share carrying value and the $2.38 per share value agreed upon for purposes of the Transition Agreement. The $2.38 per share value reflected the average closing price of the common stock of Metron Technology for the five business days prior to the execution of the Transition Agreement.

      On the Closing Date, we offered employment to approximately 90 Metron Technology employees that had been dedicated to sales, technical service and applications engineering activities related to the distribution of our products in Europe and the Asia Pacific region.

Impairment of Goodwill

      Due to a significant decline in our stock price in the fourth quarter of fiscal 2002, the continued downturn in the industry and the overall global economic conditions, an impairment review of goodwill was completed as of August 31, 2002. As a result, the balance of goodwill was deemed other than temporarily impaired and we recorded an impairment charge of $5.4 million in the fourth quarter of fiscal 2002.

Fiscal 2002 Restructuring

      During the second quarter of fiscal 2002, in response to the continued delay in an industry recovery and the overall economy, we implemented cost reduction actions which included a 7% reduction in the overall workforce, salary cuts for all employees, a 50% decrease in planned capital expenditures and a reduction in other discretionary costs. We eliminated 50 positions in the 2002 restructuring, of which 39 were manufacturing positions, eight were sales and service positions and one was an administrative position. The eliminations of positions did not impact our segment operations, processes or products. The anticipated savings on an annual basis was estimated to be $2.5 million, consisting primarily of employee salaries. We began recognizing these savings in the third quarter of fiscal 2002. While the anticipated savings related to these positions were achieved, other positions were added as a result of other activities, such as going direct internationally. We recorded approximately $500,000 of realignment charges in the second quarter of fiscal 2002, primarily related to severance costs, approximately 52% of which were allocated to the PSS segment and approximately 48% of which were allocated to the Surface Conditioning segment. The realignment charges were allocated as follows: $250,000 to cost of goods sold, $230,000 to selling, general and administrative expense and $20,000 to research and development expense.

Fiscal 2001 Restructuring

      In fiscal 2001, we implemented cost reduction plans, including two reduction in workforce programs, merit increase delays, executive salary cuts of 10% and a reduction in other discretionary spending costs. As a result, we recorded $2.6 million in realignment charges associated with reduction in forces that occurred in March and June of 2001 of which approximately 57% were allocated to the PSS segment and approximately 43% were allocated to the Surface Conditioning segment. The realignment charges were allocated as follows: $600,000 to cost of goods sold, $1.5 million to selling, general and administrative expense and $500,000 to research and development expense. The anticipated savings from the realignment were approximately $9.0 to $9.5 million on an annual basis, consisting of primarily employee salaries. We began realizing these savings in the first quarter of fiscal 2002. Substantially all of these savings were achieved.

Sales Revenue and Shipments

      In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” The SEC staff addressed several issues in SAB 101, including the timing of revenue recognition for sales that involve contractual customer acceptance provisions and installation of the product if these events occur after shipment and transfer of title. Historically, we generally recognized system revenue when the product was shipped, risk of loss had passed to the customer and collection of the resulting receivable was probable. Under the new accounting method, we changed our method of accounting for system sales to generally recognize revenue once the system’s pre-determined specifications or acceptance criteria are met. In the fourth fiscal quarter of 2001, we implemented the provisions of SAB 101, retroactive to the beginning of fiscal 2001. This was reported as a cumulative effect of a change in accounting principle as of August 27, 2000. This change resulted in a cumulative change in accounting principle of approximately $15.0 million, net of $0 taxes, or a charge of $0.59 per share, in fiscal 2001.

      SAB 101 may add additional cycle time between order acceptance (booking) and revenue. Our goal is to minimize the impact of cycle time, but our systems are complex instruments and may require lengthy installation and integration into the fab. Therefore, we expect that SAB 101 may result in a slower revenue ramp when bookings are accelerating and a slower revenue decline when bookings are decelerating.

      Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance, therefore depending on timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or sales revenue may exceed shipments.

      Fiscal 2003 sales revenues were $88.8 million as compared to $143.4 million for fiscal 2002. Sales revenues for PSS decreased to $29.3 million for fiscal 2003 as compared to $61.2 million in fiscal 2002. Sales revenues for Surface Conditioning decreased to $59.5 million in fiscal 2003 from $82.1 million in fiscal 2002.

      Fiscal 2002 sales revenues were $143.4 million as compared to $218.1 million in fiscal 2001. Sales revenues for PSS decreased from $91.1 million in fiscal 2001 to $61.2 million in fiscal 2002. Sales revenues for Surface Conditioning decreased from $127.0 million in fiscal 2001 to $82.1 million in fiscal 2002. The decreases in sales revenues in fiscal 2003 and 2002 were due to the industry downturn, competitive pricing pressures, and the global recession. The decrease in fiscal 2003 was also due to the wind down of the Microlithography business.

      Shipments were $93.7 million in fiscal 2003 as compared to $75.2 million in fiscal 2002 and $240.1 million in fiscal 2001. PSS shipments increased slightly from $27.2 million in fiscal 2002 to $29.1 million in fiscal 2003. Surface Conditioning shipments increased from $48.0 million in fiscal 2002 to $64.6 million in fiscal 2003. PSS shipments decreased from $101.3 million in fiscal 2001 to $27.2 million in fiscal 2002. Surface Conditioning shipments decreased from $138.8 million in fiscal 2001 to $48.0 million in fiscal 2002.

      International sales were $33.9 million for fiscal 2003, representing 38% of total sales during fiscal 2003, $40.9 million for fiscal 2002, representing 29% of total sales during fiscal 2002, and $130.4 million for fiscal 2001, representing 60% of total sales during fiscal 2001. International sales through our affiliates, Metron Technology and m•FSI, represented approximately 45% of international sales during fiscal 2003, 67% of our total international sales during fiscal 2002, and 85% of our total international sales during fiscal 2001. The decrease in international sales in fiscal 2003 as compared to fiscal 2002 was due to continued poor industry conditions. We experienced higher sales as a percent of total sales in Europe and Japan in fiscal 2003 as compared to fiscal 2002. The significant decrease in international sales in fiscal 2002 was due to the impact of the global economy and poor industry conditions. Domestic sales were not impacted as significantly due to purchases of 300mm technology by tier one semiconductor companies located in the Untied States. Due to its broader customer base, Surface Conditioning has a higher percentage of international sales than PSS. See Note 18 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s international sales.

      We ended fiscal 2003 with a backlog of approximately $25.6 million, as compared to $39.6 million at the end of fiscal 2002. Backlog consists of orders with delivery dates within the next 12 months for which a customer purchase order has been received. Because of the timing and relative size of orders and the possibility of cancellations or customer delays, backlog is not necessarily indicative of sales for future periods. Deferred revenue was approximately $10.7 million as of the end of fiscal 2003. Deferred revenue is included in deferred profit which is net of deferred cost of goods sold on the consolidated balance sheet.

      As a result of the fiscal 2003 year-end backlog and deferred revenue levels, we expect first quarter fiscal 2004 revenue to be in the range of $20 to $23 million, including $7 to $8 million of revenue from the PSS business.* We also expect 2004 first quarter orders to increase 15 to 25% from the fourth quarter of fiscal 2003 rate of $18 million.* However, one or two $2 million system orders can have a significant impact on the order growth rate given the base.*

Gross Margin

      Our gross margin fluctuates due to a number of factors, including the mix of products sold, as Surface Conditioning products generally have higher margins than the PSS products, the proportion of international sales, as international sales generally have lower margins, competitive pricing pressures and utilization of manufacturing capacity.

      Gross margin as a percentage of sales was 16.3% for fiscal 2003 as compared to 31.0% for fiscal 2002. The decrease in margins was primarily impacted by inventory reserves of $19.0 million recorded in the second quarter of 2003. The reserve was recorded to cost of goods sold based on estimated future sales and recoverability, specifically related to our decision to wind down the PSS business. We determined the $19.0 million inventory reserves by comparing the inventory balance of the PSS business as of March 1, 2003 to the inventory balance expected to be used for PSS orders in backlog, anticipated orders and anticipated order cancellations and adjusted the net inventory balance to its net realizable value. During the fourth quarter of fiscal 2003, we reduced the inventory reserve by $3.0 million. This was primarily due to sales revenues generated from unanticipated spare parts and upgrades sales where the related inventory was previously written down to zero value. In addition, we were able to reduce certain open purchase order commitments and inventory buyback requirements. Our gross margin as a percentage of sales in fiscal 2003 would have been 34.3%, excluding the net inventory reserves recorded for the PSS business. Gross margin before the net PSS inventory reserves is not calculated in accordance with generally accepted accounting principals (“GAAP”). Our management believes that the presentation of gross margin before the net PSS inventory reserves provides a useful analysis of our ongoing operating trends and helps investors compare our operating performance period over period.

      The following is a reconciliation of our fiscal 2003 gross margin calculated in accordance with GAAP to our fiscal 2003 gross margin before the net PSS inventory reserves (in thousands):

					Fiscal Year
	Fiscal Year	% of			Ended	% of
	Ended (GAAP)	Sales	Adjustment		(Non-GAAP)	Sales

	August 30, 2003				August 30, 2003

Sales	$88,826				$88,826
Cost of Goods Sold	$74,318		$(16,000	)(1)	$58,318

Gross Margin	$14,508	16.3%			$30,508	34.3%

(1)	Net PSS inventory reserves.

      We will continue to try to sell the impaired inventory to our customers as spares, refurbished systems and upgrades to existing systems. If unsuccessful, some of the items will be disposed of. Only as items are sold or disposed of will the reserve be reversed or reduced. Any reversal or reduction will be disclosed. Gross margins will be higher if inventory carried at a reduced cost is sold.

      Margins in fiscal 2003 were also impacted by $337,000 of severance costs that were recorded to cost of goods sold in the third and fourth quarters of fiscal 2003. The margins for fiscal 2002 were impacted by $250,000 of realignment charges that were recorded to cost of goods sold in the second quarter of fiscal 2002.

      Gross profit as a percentage of sales was 31.0% for fiscal 2002 and 36.9% for fiscal 2001. The decrease in margins was primarily related to lower manufacturing capacity utilization. Also during the year we increased our inventory obsolescence reserve by approximately $2.0 million to account for the transition to the next generation products.

      The increase in inventory reserves, net for fiscal 2003 as compared to 2002 was $16.5 million. The increase in inventory reserves, net for fiscal 2002 as compared to 2001 was $2.0 million.

      We expect the gross profit margins for the first quarter of fiscal 2004 to range from 42 to 44% of revenues.* This is lower than the fourth quarter of fiscal 2003 gross profit margin of 59% due to the lower mix of higher margin surface conditioning products and continued under-utilization of our manufacturing capacity, partially offset by anticipated use of PSS inventory.*

Selling, General and Administrative Expenses

      Selling, general and administrative expenses in fiscal 2003 were $38.6 million, or 43.5% of total sales, as compared to $39.6 million, or 27.6% of total sales, in fiscal 2002 and $50.3 million, or 23.1% of total sales, in fiscal 2001. The decrease in the dollar amount of selling, general and administrative expense in fiscal 2003 reflected the impact of our cost control efforts. The decrease was partially offset by our infrastructure investment in going direct in Europe and the Asia Pacific region, the related addition of sales and service personnel in these regions and the severance costs associated with the wind down of the Microlithography Division.

      The decrease in selling, general and administrative expense in fiscal 2002 reflected the cost reduction actions implemented during the second half of fiscal 2001, lower incentive compensation payments that resulted from lower orders and operating return on revenue. The decrease also reflected a $1.8 million reduction in amortization expense in fiscal 2002. The reduction in amortization expense was related to the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets.” The decrease was offset by a litigation reserve for attorneys’ fees and other appeal costs in fiscal 2002 of approximately $2.5 million. Selling, general and administrative expenses included realignment charges of $1.0 million in fiscal 2003, $0.2 million in fiscal 2002 and $1.5 million in fiscal 2001.

      Selling, general and administrative expenses for the first quarter of fiscal 2004 are expected to be in the range of $8.6 million to $8.8 million.*

Impairment of Goodwill

      Due to a significant decline in our stock price in the fourth quarter of fiscal 2002, the continued downturn in the industry and the overall global economic conditions, we completed an impairment review of goodwill as of August 31, 2002. As a result, the balance of goodwill was deemed other than temporarily impaired and we recorded an impairment charge of $5.4 million in the fourth quarter of fiscal 2002.

Transition Agreement Termination Fee

      In the first quarter of fiscal 2003, we recorded a charge of approximately $2.8 million associated with the early termination of the distribution agreements with Metron Technology.

Write Down of Property, Plant and Equipment

      In the second quarter of fiscal 2003, we conducted a review of the long-lived assets of the PSS business and the recorded a write-down of $7.0 million against the property, plant and equipment assets of the PSS business to write the assets down to their estimated fair value. This write-down included a $5.0 million impairment charge for the PSS business facility and a $2.0 million impairment charge related to the PSS business equipment. These impairment charges were based upon our review of the PSS business equipment and their estimated fair values.

Research and Development Expenses

      Research and development expenses for fiscal 2003 were $31.1 million, or 35.0% of total sales, as compared to $36.2 million, or 25.2% of total sales, for fiscal 2002 and $42.1 million, or 19.3% of sales, for fiscal 2001.

      The decrease in the dollar amount of research and development expenses in fiscal 2003 as compared to fiscal 2002 was related to the wind down of the Microlithography business and the cost control efforts in the Surface Conditioning area.

      The decrease in fiscal 2002 as compared to fiscal 2001 was related to timing of expenses associated with key product development programs and cost reduction actions. A significant portion of our research and development investment in 2002 was directed at reducing product costs, the MAGELLAN® product development initiative, improving product reliability and expanding the application capabilities of a number of our products.

      We expect research and development expenses to range from $5.6 to $5.8 million for the first quarter of fiscal 2004.*

Other Income (Expense), Net

      Other income (expense), net was approximately $9.5 million of expense, or 10.7% of total sales, for fiscal 2003 as compared to $1.5 million of income, or 1.1% of total sales, for fiscal 2002 and $2.7 million of income, or 1.2% of total sales, for fiscal 2001.

      The change for fiscal 2003 as compared to fiscal 2002 related primarily to an approximately $10.2 million non-cash impairment charge in the first quarter of fiscal 2003 for the shares of Metron Technology that we owned. The impairment charges were based upon the difference between our $6.17 per share carrying value and the $2.38 per share value agreed upon for purposes of the Transition Agreement. The $2.38 per share value reflected the average closing price of the common stock of Metron Technology for the five business days prior to the execution of the Transition Agreement. The decrease in amounts for fiscal 2002 as compared to fiscal 2001 related to a decline in interest rates, partially offset by higher average cash and marketable securities balances in fiscal 2002 than in fiscal 2001.

      Interest income is expected to be approximately $125,000 to $150,000 for the first quarter of fiscal 2004, given our current level of cash reserves and the anticipated interest rates.* Interest expense is expected to be minimal for us in fiscal year 2004.*

      During the first quarter of fiscal 2004, we have sold a portion of our Metron Technology stock. As a result, we expect to record gains from the sales of marketable securities of $1.5 to $1.8 million in the first quarter of fiscal 2004.*

Income Tax (Benefit) Expense

      We recorded a tax expense of $50,000 for fiscal 2003, primarily as a result of state franchise taxes.

      We recorded a tax benefit of $559,000 for fiscal 2002. This benefit was primarily a result of a refund that became available due to a tax law revision enacted in the third quarter of fiscal 2002. We filed the appropriate federal tax returns and received a cash refund of approximately $660,000 during the fourth quarter of fiscal 2002.

      We recorded tax expense of $600,000 for fiscal 2001. The tax expense in fiscal 2001 related to state tax expense in states that do not allow loss carrybacks and tax expense related to the utilization of YieldUP net operating losses and a corresponding reduction in goodwill.

      Our deferred tax assets on the balance sheet as of August 30, 2003 have been fully reserved for with a valuation allowance. We do not expect to reduce our valuation allowance until we are consistently profitable on a quarterly basis.*

      Overall, we have net operating loss carryforwards for federal income tax purposes of approximately $125,750,000 at August 30, 2003, which will begin to expire in fiscal 2011 through fiscal 2023 if not utilized. Of this amount, approximately $15,032,000 is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1,382,000 per year.

     Equity in Earnings (Losses) of Affiliates

      Equity in earnings (losses) of affiliates was approximately $4.0 million of losses for fiscal 2003, $15,000 of losses for fiscal 2002, and $4.2 million of income for fiscal 2001. The change from fiscal 2002 to fiscal 2003 reflected the impact that deteriorating industry conditions had on Metron Technology. In fiscal 2003, Metron Technology wrote off a significant amount of its goodwill and incurred additional expenses in connection with the transition of its FSI product distribution business to FSI. The losses from Metron Technology were partially offset by a positive contribution from m•FSI. The loss in fiscal 2002 was also due to the impact that deteriorating industry conditions had on Metron Technology and m•FSI. The income in fiscal 2001 was due to profitable operations at both affiliates.

      We will no longer record equity in losses from Metron Technology, since our ownership is now below 20 percent. We anticipate that equity in earnings from m•FSI, our Japanese affiliate, will range from $200,000 to $300,000 in the first quarter of fiscal 2004.*

     Net Income (Loss)

      Based upon achieving anticipated revenue, gross margin and operating expense levels, we expect to record a net loss of $4.0 to $5.0 million in the first quarter of fiscal 2004, excluding gains on sales of marketable securities.*

Liquidity and Capital Resources

      Our cash, restricted cash, cash equivalents and marketable securities were approximately $43.8 million as of August 30, 2003, a decrease of $20.1 million from the end of fiscal 2002. The decrease in cash, restricted cash, cash equivalents and marketable securities was due primarily to funds used for operations of $25.1 million, offset by the reclassification and change in accounting for our investment in Metron Technology. Historically, we accounted for our investment in Metron Technology under the equity method of accounting. As a result of decreased ownership in Metron Technology, we now account for our investment as a marketable security available-for-sale. The fair market value of Metron Technology as of August 30, 2003 was $8.2 million. We also had proceeds from stock option exercises and employee stock purchase plan issuances of $0.7 million. We purchased $3.9 million of property, plant and equipment in fiscal 2003.

      Accounts receivable decreased $1.9 million from the end of fiscal 2002. Trade accounts receivable from non-affiliates increased $7.1 million from the end of fiscal 2002. Trade accounts receivable from affiliates decreased $8.9 million from the end of fiscal 2002. The increase in trade accounts receivable from non-affiliates and the decrease in trade accounts receivable from affiliates related to our transition from utilizing Metron Technology as a distributor to going direct in Europe and the Asia Pacific region. The overall decrease in trade accounts receivable related to lower shipments of $18.6 million in the fourth quarter of fiscal 2003 as compared to $23.6 million in the fourth quarter of fiscal 2002.

      The balance in trade accounts receivable from affiliates as of August 30, 2003 represented approximately 23% of the fiscal 2003 sales to affiliates. The balance in trade accounts receivable from affiliates as of August 31, 2002 represented approximately 45% of the fiscal 2002 sales to affiliates. The 45% balance was a result of approximately 44% of the fiscal 2002 shipments to affiliates occurring in the fourth quarter of fiscal 2002. The timing of shipments to affiliates is impacted by our affiliates’ receipt of customer purchase orders, our production lead times and the ultimate ship dates.

      Inventory decreased approximately $25.2 million to $19.5 million at the end of fiscal 2003, as compared to $44.7 million at the end of fiscal 2002. The decrease in inventory was due primarily to the

$16.0 million net, of non-cash inventory reserves recorded in fiscal 2003 based on the estimated future sales and recoverability, specifically related to our decision to wind down the PSS business. Inventory reserves were $24.7 million at the end of fiscal 2003, of which 15% of the reserves related to Surface Conditioning and 85% related to PSS. This compares to reserves of $8.3 million at the end of fiscal 2002, of which 38% related to Surface Conditioning and 62% related to PSS.

      As of August 30, 2003, our current ratio was 3.5 to 1.0, and working capital was $61.3 million.

      Our contractual cash obligations related to operating leases at August 30, 2003 are summarized as follows (in thousands):

Fiscal 2004	1,110
Fiscal 2005	656
Fiscal 2006	293
Fiscal 2007	49
Fiscal 2008	44
Thereafter	72

Total	$2,224

      As previously discussed, we have outstanding litigation regarding the Hsu matter. The total judgment against SSI together with post judgment interest as of August 30, 2003 aggregated approximately $7.1 million. SSI and the individual defendants have filed an appeal on a variety of grounds. In the third quarter of fiscal 2002, we posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, we entered into a letter of credit in the amount of $2.5 million with the surety company. This letter of credit is collateralized with restricted cash of approximately the same amount. During fiscal 2003, we entered into guarantees of $213,000 related to auto leases and payroll requirements in Europe. These guarantees were collateralized with $226,000 of restricted cash. The total balance of restricted cash as of August 30, 2003 was $3.3 million. In November 2003, we entered into $44,000 of additional guarantees related to auto leases in Europe which were collateralized with $50,000 of restricted cash. Additionally, in November 2003, due to concerns related to our fiscal 2003 losses, the bonding company required us to increase the letter of credit to $5.0 million and to increase the collateral to a similar level.

      In accordance with our Israel distribution agreement with Metron Technology, if we give notice of a termination other than because of a breach of the agreement by Metron Technology, we are obligated to repurchase spare parts in Metron Technology’s inventory. The balance of spare parts in Metron Technology’s inventory as of August 30, 2003 was approximately $200,000.

      Acquisitions of property, plant and equipment were $3.9 million in fiscal 2003, $4.2 million in fiscal 2002, and $8.5 million in fiscal 2001. We expect capital expenditures to be between $750,000 and $1.0 million in fiscal 2004.* Depreciation and amortization for fiscal 2004 is expected to be between approximately $8.5 and $9.0 million.*

      At the first quarter expected run rate, we anticipate using less than $2.0 million of cash for operations in the first quarter of fiscal 2004, depending on the timing of accounts receivable collections.* We believe that with existing cash, cash receipts, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet our currently projected working capital requirements, and to meet other cash requirements through at least fiscal 2004.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies particularly those that are complementary to our surface conditioning business.* We may fund such activities with additional equity or debt financing.* The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.*

Off-Balance Sheet Arrangements

      We do not have any off balance sheet arrangements.

New Accounting Pronouncements

      In December 2002, the Emerging Issues Task Force issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. This issue is applicable to us for revenue arrangements entered into beginning in the first quarter of fiscal 2004. We do not expect the adoption of EITF 00-21 to have an effect on our consolidated financial statements.*

Risk Factors

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

      The microelectronics industry experiences periodic downturns, which may have a negative effect on our sales and operating results. Our business depends on the amounts that manufacturers of microelectronics spend on capital equipment. The amounts they spend on capital equipment depend on the existing and expected demand for semiconductor devices and products that use semiconductor devices. The microelectronics industry has experienced downturns in business activity in the past, and the industry currently is experiencing a significant downturn. When a downturn occurs, some semiconductor manufacturers experience lower demand and increased pricing pressure for their products. As a result, they are likely to purchase less semiconductor processing equipment and have sometimes delayed making decisions to purchase capital equipment. In some cases, semiconductor manufacturers have canceled or delayed orders for our products. Typically, the semiconductor equipment industry has experienced more pronounced decreases in net sales than the semiconductor industry as a whole.

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

      As a result of the wind down of the Microlithography business, we will be operating as a smaller company with a decrease in revenues. We may lose some of our competitive advantages, including economies of scales, and may incur higher procurement costs. Furthermore, as a smaller company, we may face competitive disadvantages in obtaining future orders due to industry consolidation and customer’s increasing reliance on large manufacturers capable of supporting multiple customer needs. We will be relying on revenues generated by one division to cover our operating expenses, corporate overhead, existing facility charges and other fixed costs. Because of the decrease in revenues, we will need to reduce expenses and cash usage. In the third quarter of fiscal 2003, we implemented additional cost reduction and restructuring programs, including a reduction in headcount and other fixed costs.* It is our goal to restructure the company to a level in which we expect to be cash flow neutral at $20 million to $25 million in quarterly revenues.* There can be no assurance that we will be successful in achieving our restructuring goals. Our inability to implement cost reduction or restructuring actions may adversely affect our cash flows and results of operations.

      The wind-down of the Microlithography business could adversely affect our order prospects for the Surface Conditioning business.

      We continue to focus on winding down the Microlithography business. Our primary goals are to satisfy our remaining Microlithography customer obligations and support requirements and to obtain Surface Conditioning order prospects from these customers. We have met with all of our Microlithography business customers to review open orders and develop longer-term service and spare parts logistics plans. Implementation of these service and spare parts logistics plans may cost more than we expected. If we are unable to satisfy our remaining Microlithography customer obligations, our future order and sales levels for our Surface Conditioning business may be adversely affected.

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

      We expect to spend a significant amount of time and resources to develop new systems and enhance existing systems. In light of the long product development cycles inherent in our industry, we will make these expenditures well in advance of the prospect of deriving revenue from the sale of any new systems. Our ability to commercially introduce and successfully market any new systems is subject to a wide variety of challenges during this development cycle, including start-up bugs, design defects and other matters that could delay introduction of these systems to the marketplace. In addition, since our customers are not obligated by long-term contracts to purchase our systems, our anticipated product orders may not materialize or orders that do materialize may be canceled. As a result, if we do not achieve market acceptance of new products, we may not be able to realize sufficient sales of our systems in order to recoup research and development expenditures. The failure of any of our new products, for example the MAGELLAN, to achieve market acceptance would harm our business, financial condition, and results of operations and cash flows.

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

      Our stock price has been volatile in the past and may continue to be so in the future. In the 2003 fiscal year, for example, our stock price ranged from $2.07 to $5.54 per share.

      The trading price of our common shares is subject to wide fluctuations in response to various factors, some of which are beyond our control, including factors discussed elsewhere in this report and the following:

•	failure to meet the published expectations of securities analysts for a given period;

•	changes in financial estimates by securities analysts;

•	press releases or announcements by, or changes in market values of, comparable companies;

•	additions or departures of key personnel; and

•	involvement in or adverse results from litigation.

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

      Because of our ownership position in m•FSI, Ltd., adverse results of m•FSI could adversely affect our results.

      The profits or losses of our affiliate, m•FSI Ltd., can also significantly affect our financial results. As of August 30, 2003, we had a 49% interest in m•FSI. If this affiliate loses the business of a significant company for which it distributes or sells products, loses a significant customer, or otherwise became less financially viable, it could have a negative effect on our financial condition.

      The transition of our European and Asia Pacific sales and service from our distributor, Metron Technology, to a direct model may result in additional costs and risks.

      Sales through Metron Technology for fiscal 2003 were $4.6 million, or 5.2% of our total fiscal 2003 sales, and for fiscal 2002 were $22.1 million, or 15.4% of our total fiscal 2002 sales. On October 9, 2002, we entered into a Transition Agreement with Metron Technology related to the early termination of our distribution agreements with Metron Technology for Europe and the Asia Pacific region effective March 1, 2003. Under the terms of the Transition Agreement, we assumed direct sales, service and applications support and logistics responsibilities for our surface conditioning and microlithography products in Europe and the Asia Pacific region as of March 1, 2003, while Metron Technology will continue to represent our products in Israel.

      On March 1, 2003, we offered employment to approximately 90 Metron Technology employees who are dedicated to sales, technical service and applications engineering activities related to the distribution of our products in Europe and the Asia Pacific region. Our success in selling our products direct in these regions will be dependent upon hiring and retaining key support employees, implementing targeted marketing plans and developing direct relationships with our international customers’ key procurement personnel.

      Due to rapid changes in our industry, it is difficult to estimate the potential impact on the revenues, operating results and cash flow from the change in our business model resulting from the Metron Technology termination and the implementation of our direct international sales and service activities.

      However, we anticipate our international revenues will be higher than under the prior business model.* We sold our products to Metron Technology at a discount. Metron Technology would then sell our products to the end users at higher prices. As part of the Transition Agreement, we paid lower commissions to Metron Technology on any orders that were in backlog as of March 1, 2003.

      The goals of our new business model are to improve customer satisfaction, increase marketshare by having a direct presence internationally and improve profitability. One of the initial goals of our business model is to capture the additional revenues related to the mark-up previously taken by Metron Technology to cover our operating costs. Depending on the product mix, the expected increase in international revenues can vary significantly, along with operating results.* We expect our cash outflows to increase initially due to our investment in infrastructure and also due to international customers having longer payment terms than Metron Technology.* We expect the additional costs for salary and benefits for the international employees to be at approximately $1.5 million per quarter in fiscal 2004.*

      The success of our transition to a primarily direct sales model in Europe and the Asia Pacific region may be adversely impacted if we fail to have the appropriate systems and processes to continue to support the customers in these regions.

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

      Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region starting in March 2003, we incur labor, service and other expenses in foreign currencies. As of August 30, 2003, we had not entered into any hedging activities and our foreign currency transaction loss for fiscal 2003 was insignificant. We intend to evaluate various hedging activities and other options to minimize fluctuations in interest and currency exchange rates. There is no assurance that we will be successful in minimizing foreign exchange rate risks and such failure may reduce our international sales or negatively impact our operating results.

      Because of the need to meet and comply with numerous foreign regulations and policies, the potential for change in the political and economic environments in foreign jurisdictions and the difficulty of managing business overseas, we may not be able to sustain our historical level of international sales.

      We operate in a global market. In fiscal 2003, approximately 38% of our sales revenue derived from sales outside the United States. In fiscal 2002, approximately 29% of our sales revenue derived from sales outside the United States. In fiscal 2001, approximately 60% of our sales revenue derived from sales outside the United States. These figures include sales through Metron Technology and m•FSI, which accounted for 45% of international sales in fiscal 2003, 67% of international sales in fiscal 2002, and 85% of international sales in fiscal 2001. We expect that international sales will continue to represent a significant portion of total sales. Sales to customers outside the United States involve a number of risks, including the following:

•	imposition of government controls;

•	compliance with U.S. export laws and foreign laws;

•	political and economic instability;

•	trade restrictions;

•	changes in taxes and tariffs;

•	longer payment cycles;

•	difficulty of administering business overseas; and

•	general economic conditions.

      In particular, the Japanese and Asia Pacific markets are extremely competitive. The semiconductor device manufacturers located there are very aggressive in seeking price concessions from suppliers, including equipment manufacturers like us. In fiscal 2003, approximately 52% of our international sales were attributable to these markets.

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

      If our significant customers, including IBM, Texas Instruments, STMicroelectronics or Philips Semiconductor, reduce, delay, or cancel orders, then our operating results could suffer. Our largest customers have changed from year to year, however, sales to our top five customers accounted for approximately 59% of total sales in fiscal 2003, 53% of total revenues in fiscal 2002 and 46% of total revenues in fiscal 2001. Texas Instruments accounted for 24% of total sales in fiscal 2003, 29% of total revenues in fiscal 2002 and 14% of total revenues in fiscal 2001. IBM accounted for approximately 14% of total sales in fiscal 2003 and 11% of total revenues in fiscal 2002. Philips Semiconductor accounted for approximately 10% of our total revenues in fiscal 2001. We currently have no long-term sales commitments with any of our customers. Instead, we generally make sales under purchase orders. Our backlog at August 30, 2003 was $25.6 million, of which 66.2% was comprised of orders from two customers. All orders are subject to cancellation or delay by the customer.

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

      As is typical in the semiconductor industry, we occasionally receive notices from others alleging infringement claims. We have been involved in patent infringement litigation in the past and one of our subsidiaries, SCD Mountain View, Inc., is currently involved in such litigation. We could become involved in similar lawsuits or other patent infringement claims in the future. We cannot guarantee the outcome of such lawsuits or claims, which may have a significant negative effect on our business or operating results.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. As of August 30, 2003 our investments in affiliates include a 17% interest in Metron Technology and a 49% interest in m•FSI Ltd. Metron Technology operates mainly in Europe, Asia Pacific and the United States. m•FSI Ltd. operates in Japan. Approximately 5.2% of fiscal 2003 sales to affiliates were to Metron Technology. We denominate all U.S. export sales in U.S. dollars. Our investment in Metron Technology is currently accounted for as marketable securities and is subject to market fluctuations related to the stock price. During fiscal 2003, Metron Technology’s stock price ranged from $0.57 to $4.85.

      Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region starting in March 2003, we have and will continue to incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* As of August 30, 2003, we had not entered into any hedging activities and our foreign currency transaction loss for fiscal 2003 was insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.

      We do not have significant exposure to changing interest rates as all material outstanding debt was repaid on September 3, 1999. As of year-end, amortized cost approximates market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $438,000 based on cash, restricted cash, cash equivalents and marketable security balances as of August 30, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended August 30, 2003, August 31, 2002 and August 25, 2001
(in thousands, except per share amounts)

	2003	2002	2001

Sales (including sales to affiliates of $15,362, $27,526, and $111,140, respectively)	$88,826	$143,374	$218,078
Cost of goods sold	74,318	98,999	137,682

Gross margin	14,508	44,375	80,396
Selling, general and administrative expenses	38,602	39,561	50,331
Research and development expenses	31,126	36,197	42,118
Impairment of goodwill	—	5,356	—
Transition agreement termination fee	2,750	—	—
Write-down of fixed assets	7,000	—	—

Operating loss	(64,970)	(36,739)	(12,053)
Interest expense	(110)	(121)	(93)
Interest income	559	1,534	2,578
Impairment of investment in affiliate	(10,195)	—	—
Other income, net	215	119	212

Loss before income taxes	(74,501)	(35,207)	(9,356)
Income tax (benefit) expense	50	(559)	600

Loss before equity in (losses) earnings of affiliates	(74,551)	(34,648)	(9,956)
Equity in (losses) earnings of affiliates	(4,006)	(15)	4,196

Net loss before cumulative effect of a change in accounting principle	(78,557)	(34,663)	(5,760)
Cumulative effect of change in accounting principle, net of tax	—	—	(14,969)

Net loss	$(78,557)	$(34,663)	$(20,729)

Loss per share — basic and diluted
Loss before cumulative effect of change in accounting principle	$(2.66)	$(1.26)	$(0.22)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.59)

Loss — basic and diluted	$(2.66)	$(1.26)	$(0.81)

Weighted average common shares — basic	29,546	27,450	25,543
Weighted average common and potential common shares — diluted	29,546	27,450	25,543

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	August 30,	August 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$32,191	$55,028
Restricted cash	3,350	3,131
Marketable securities	8,218	5,709
Trade accounts receivable, less allowance for doubtful accounts of $1,235, and $1,609, respectively	14,091	7,037
Trade accounts receivable from affiliates	3,487	12,391
Inventories	19,461	44,693
Prepaid expenses and other current assets	4,844	4,617
Employee receivables	—	114

Total current assets	85,642	132,720

Property, plant and equipment, net	34,868	47,350
Investment in affiliates	6,306	22,723
Other intangible assets, net	4,322	6,636
Employee receivables	—	41
Deposits and other assets	2,248	2,300

Total assets	$133,386	$211,770

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$4,221	$9,146
Accrued expenses	15,642	18,877
Deferred profit	3,233	2,501
Deferred profit with affiliates	1,291	1,614

Total current liabilities	24,387	32,138
Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized; none issued and outstanding	—	—
Series A Junior Participating Preferred stock, no par value; 300 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 29,655 and 29,463 shares, respectively	224,717	224,043
Accumulated deficit	(121,604)	(43,047)
Accumulated other comprehensive income (loss)	5,887	(1,364)

Total stockholders’ equity	109,000	179,632
Commitments and contingencies (Notes 7, 11, 12 and 23)

Total liabilities and stockholders’ equity	$133,386	$211,770

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended August 30, 2003, August 31, 2002, and August 25, 2001
(in thousands)

	Common Stock		Retained	Accumulated
			Earnings	Other
	Number of		(Accumulated	Comprehensive
	Shares	Amount	Deficit)	Income (Loss)	Total

Balance, August 26, 2000	25,375	$190,253	$12,194	$(658)	$201,789
Stock issuance	609	4,092	—	—	4,092
Accretion in investment in affiliates	—	—	270	—	270
Comprehensive (loss) income:
Cumulative translation adjustment	—	—	—	(1,404)	(1,404)
Net loss	—	—	(20,729)	—	(20,729)

Total comprehensive loss	—	—	—	—	(22,133)

Balance August 25, 2001	25,984	194,345	(8,265)	(2,062)	184,018
Net proceeds from private placement of common stock	3,111	27,584	—	—	27,584
Stock issuance	368	2,114	—	—	2,114
Dilution in investment in affiliates	—	—	(119)	—	(119)
Comprehensive (loss) income:
Cumulative translation adjustment	—	—	—	698	698
Net loss	—	—	(34,663)	—	(34,663)

Total comprehensive loss	—	—	—	—	(33,965)

Balance August 31, 2002	29,463	224,043	(43,047)	(1,364)	179,632
Stock issuance	192	674	—	—	674
Comprehensive (loss) income:
Unrealized holding gains on investments	—	—	—	6,227	6,227
Cumulative translation adjustment	—	—	—	1,024	1,024
Net loss	—	—	(78,557)	—	(78,557)

Total comprehensive loss	—	—	—	—	(71,306)

Balance August 30, 2003	29,655	$224,717	$(121,604)	$5,887	$109,000

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended August 30, 2003, August 31, 2002, and August 25, 2001
(in thousands)

	2003	2002	2001

Operating Activities
Net loss	$(78,557)	$(34,663)	$(20,729)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Writedown of long term investment	—	250	—
Write-off of goodwill	—	5,356	—
Write-down of fixed asset, net	6,930	—	—
Cumulative effect of accounting change, net of taxes	—	—	14,969
Impairment of investment in affiliate	10,195	—	—
Transition agreement termination fee	1,351	—	—
Depreciation	9,065	10,914	11,680
Amortization	2,313	2,603	5,010
Provision for allowance for doubtful accounts	(347)	60	(246)
Write-off of accounts receivable	(27)	(585)	(849)
Provision for inventory reserves	18,094	4,500	4,363
Disposal of inventory	(1,597)	(2,547)	(7,669)
Equity in losses (earnings) of affiliates	4,006	15	(4,196)
Loss (gain) on disposal of equipment	346	—	(45)
Changes in operating assets and liabilities:
Trade accounts receivable	2,225	22,470	15,198
Inventories	8,801	2,132	3,072
Prepaid expenses and other current assets	(112)	1,252	(245)
Trade accounts payable	(4,925)	(1,061)	(8,768)
Accrued expenses	(3,234)	(1,835)	(3,103)
Deferred profit	409	(26,235)	8,168

Net cash (used in) provided by operating activities	(25,064)	(17,374)	16,610
Investing Activities
Acquisition of property, plant and equipment	(3,927)	(4,224)	(8,484)
Purchase of marketable securities	—	(13,696)	(15,483)
Sale of marketable securities	—	1,763	—
Maturities of marketable securities	5,709	16,732	12,540
Decrease in deposits and other assets	93	130	267
Proceeds from sale of property, plant and equipment	—	1,010	—

Net cash provided by (used in) investing activities	1,875	1,715	(11,160)
Financing Activities
Principal payments on long-term debt	—	—	(60)
Increase in restricted cash	(218)	(3,131)	—
Net proceeds from private placement of common stock	—	27,584	—
Net proceeds from issuance of common stock	674	2,114	4,092

Net cash provided by financing activities	456	26,567	4,032
Effect of exchange rate on cash	(104)	—	—

(Decrease) increase in cash and cash equivalents	(22,837)	10,908	9,482
Cash and cash equivalents at beginning of year	55,028	44,120	34,638

Cash and cash equivalents at end of year	$32,191	$55,028	$44,120

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended August 30, 2003, August 31, 2002, and August 25, 2001

(1) Description of Business and Summary of Significant Accounting Policies

     Description of Business

      FSI International, Inc. is a global supplier of surface conditioning equipment (process equipment used to etch and clean organic and inorganic materials from the surface of a silicon wafer), technology and support services for microelectronics manufacturing. The Company’s broad portfolio of cleaning products include batch and single-wafer platforms for immersion (a method used to clean silicon wafers by immersing the wafer in multiple tanks filled with process chemicals), spray vapor and CryoKinetic (an energy transfer process used to remove non-chemically bonded particles from the surface of a microelectric device) technologies. The Company’s support services programs provide product and process enhancements to extend the life of installed FSI equipment, enabling worldwide customers to realize a higher return on their capital equipment.

      The Company has been winding down its Microlithography business since mid-March of this year. During the past few months, the Company has been transitioning the Microlithography business to a POLARIS® Systems and Services (“PSS”) organization to focus on supporting the more than 400 installed POLARIS Systems. (See Note 2.) FSI International’s customers include microelectronics manufacturers located throughout North America, Europe, Japan and the Asia Pacific region.

     Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of FSI International, Inc. and its wholly owned subsidiaries, FSI International Asia, Ltd., FSI International Semiconductor Equipment Pte. Ltd., FSI International, Ltd., FSI International Singapore Pte. Ltd., FSI International (France) SARL, FSI International (Germany) GmbH, FSI International (Italy) S.r.l., FSI International Netherlands B.V., FSI International (UK) Limited, FSI International (Shanghai) Co., Ltd., Shanghai Representative Office of FSI International, Inc. (U.S.), Tianjin Representative Office of FSI International, FSI International (Korea) Co., Ltd., a foreign sales corporation (FSC), SCD Mountain View, Inc., Semiconductor Systems, Inc. and its branch office, FSI Malaysia SDN BHD. All significant intercompany balances and transactions have been eliminated in consolidation.

      The Company’s fiscal year ends on the last Saturday in August and is comprised of 52 or 53 weeks. Fiscal 2003 and 2001 consisted of 52-week periods. Fiscal 2002 consisted of a 53-week period.

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

      All other product sales with customer specific acceptance provisions are recognized upon customer acceptance. Future revenues may be negatively impacted if the Company is unable to meet customer-

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specific acceptance criteria. Revenue related to spare part sales is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

      Timing of revenue recognition is dependent on the mix of revenue recognized upon shipment versus acceptance and for revenue recognized upon acceptance, it is dependent upon when customer specific criteria are met.

      In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $15.0 million (after reduction for income taxes of $0) or $0.59 per share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year 2001. The non-cash charge related to profit that had been previously recognized and was deferred due to the accounting change as of the beginning of fiscal 2001.

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

     Other Comprehensive Income (Loss)

      Other comprehensive income (loss) pertains to revenues, expenses, gains, and losses that are not included in net loss, but rather are recorded directly in stockholders’ equity. For fiscal 2003, other comprehensive income (loss) consisted of foreign currency translation adjustment and unrealized holding gains on investments. For fiscal 2002 and 2001, the only item of other comprehensive income (loss) was related to the foreign currency translation adjustment.

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

     Allowance for Doubtful Accounts

      The Company makes estimates of the uncollectibility of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

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

     Property, Plant and Equipment

      Building and related costs are carried at cost and depreciated on a straight-line basis over a 5 to 30-year period. Leasehold improvements are carried at cost and amortized over a three- to five-year period or the term of the underlying lease, whichever is shorter. Equipment is carried at cost and depreciated on a straight-line method over its estimated economic life. Principal economic lives for equipment are one to seven years. Software developed for internal use is amortized over three to five years beginning when the system is placed in service. Maintenance and repairs are expensed as incurred; significant renewals and improvements are capitalized.

     Valuation of Long-Lived and Intangible Assets and Goodwill

      The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

      If the Company determines that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $47.7 million as of August 30, 2003.

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets” which changed the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of that Statement. The Company adopted SFAS No. 142 in the first quarter of fiscal 2002, and accordingly, evaluated its existing intangible assets and goodwill that were acquired in a prior business combination, and determined there were no reclassifications necessary in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company reassessed the useful lives and residual values of all intangible assets acquired in business combinations, and determined that there was no amortization period adjustments necessary. If an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 on an annualized basis.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units which are the Surface Conditioning and PSS segments and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company determined the fair value of each reporting unit and compared it to the reporting unit’s carrying amount. As of August 26, 2001, each reporting unit’s fair value exceeded its carrying amount, and therefore there was no indication that the reporting unit’s goodwill was impaired. Accordingly, the Company was not required to perform the second step of the transitional impairment test.

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

      As of August 25, 2001, the Company performed its initial evaluation of our goodwill for any indication of impairment. As of that date, its market capitalization was approximately $342,986,000. This fair value was allocated to the Company’s two reporting units based on relative cash flows. As of August 25, 2001, there was no indication of goodwill impairment.

      Subsequent to August 25, 2001, the world experienced the 9/11 tragedy. This caused economic uncertainty and delayed capital equipment purchases by many of our customers. Approximately six months after the 9/11 tragedy, certain semiconductor manufacturers, including the Company’s customers, started to realize improved demand for their products. At about the same time, the Company, along with a number of its peer companies, started to experience more positive order activity. This overall electronics industry recovery turned out to be unsustainable as the Company approached summer 2002. This change in industry conditions had a negative impact on the Company’s market capitalization and its financial performance, including cash flows.

      The Company’s market capitalization went from $342,986,000 as of August 25, 2001 to $129,637,000 as of August 31, 2002, the date of our annual goodwill impairment assessment. The Company reviewed for impairment of goodwill according to the guidelines of SFAS 142 and, based upon the analysis, it deemed goodwill impaired. As a result, the Company recorded a charge to selling, general and administrative expenses of $5.4 million in the fourth quarter of fiscal 2002.

      The decrease in our market capitalization, the continued downturn in the electronics industry and the overall global economic conditions, all contributed to the impairment of goodwill as of the end of fiscal 2002.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s adoption of SFAS No. 142 eliminates the amortization of goodwill in the first quarter of fiscal 2002. The following table adjusts net loss and net loss per share for fiscal 2001 to exclude amortization of goodwill that is no longer required under SFAS No. 142. For the fiscal year ended August 30, 2003, August 31, 2002, and August 25, 2001, the goodwill amortization, net loss (adjusted net loss for fiscal 2001) and net loss per share (adjusted net loss per share for fiscal 2001) were as follows (in thousands, except per share amounts):

	For the Fiscal Year Ended

	August 30,	August 31,	August 25,
	2003	2002	2001

Net loss	$(78,557)	$(34,663)	$(20,729)
Add back goodwill amortization	—	—	1,837

Net loss (adjusted net loss for fiscal 2001)	$(78,557)	$(34,663)	$(18,892)

Net loss per share
Net loss	$(2.66)	$(1.26)	$(0.81)
Goodwill amortization	—	—	0.07

Net loss (adjusted net loss per share for fiscal 2001)	$(2.66)	$(1.26)	$(0.74)

      The Company amortizes intangible assets on a straight-line basis over their estimated economic lives which range from two to nine years. The estimated aggregate amortization of intangible assets for the next five years is $2,266,000 in fiscal 2004, $690,000 in fiscal 2005, $436,000 in fiscal 2006, $436,000 in fiscal 2007 and $436,000 in fiscal 2008.

      The Company has no intangible assets with indefinite useful lives. Intangible assets as of August 30, 2003 and August 31, 2002 consisted of the following (in thousands):

	As of August 30, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$9,150	$7,066	$2,084
Patents	4,285	2,047	2,238
License fees	500	500	—
Other	420	420	—

	$14,355	$10,033	$4,322

	As of August 31, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$9,150	$5,236	$3,914
Patents	4,285	1,575	2,710
License fees	500	500	—
Other	420	408	12

	$14,355	$7,719	$6,636

      Intangible assets were reviewed for impairment as of August 31, 2003, and were deemed not impaired. The Company will continue to review intangible assets for impairment on an annual basis or as it deems necessary.

      The Company’s investment in its affiliate, Metron Technology, was accounted for by the equity method of accounting until the beginning of the fourth quarter of fiscal 2003. While the Company determined at August 30, 2002 that its investment in Metron Technology was not other than temporarily

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impaired, its decision on October 8, 2002 to use Metron Technology shares with a value of $2.38 to settle the termination fee payment with Metron Technology triggered an impairment loss on that date for all of the shares it held. Accordingly, the difference between the $6.17 per share carrying value and the $2.38 per share value agreed upon for purposes of the Transition Agreement on the shares held was recorded as a non-cash impairment charge of $10.2 million in the quarter ending November 30, 2002. The $2.38 per share value reflected the average closing price of the common stock of Metron Technology for the five business days prior to the execution of the Transition Agreement.

      Upon completion of the termination of the distribution agreement with Metron Technology, the Company’s ownership in Metron Technology was reduced from approximately 21% to 17%. As a result, the Company began to account for its investment in Metron Technology as a marketable equity security available-for-sale and carries the investment at fair market per the closing price of Metron Technology’s stock as reported on the Nasdaq National Market. As of August 30, 2003, the fair market value of our investment in Metron was $8,218,262, including unrealized holding gains of $6,227,274. The fair value of Metron Technology is subject to stock market fluctuations. The stock price of Metron Technology ranged from $0.57 to $4.85 per share during fiscal 2003. Under the Company’s policy, the Company will continue to review its long-term investment in affiliates for other than temporary impairment as deemed necessary.

      The Company routinely considers whether indicators of impairment of its property and equipment assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the asset in question is less than their carrying value. If less, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair values. Fair value is determined by discounted estimated future cash flows, appraisals or other methods deemed appropriate. If the asset determined to be impaired is to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset is less than the asset’s carrying value.

     Investment in Affiliates

      The Company’s investment in affiliated companies consists of a 49% interest in m•FSI Ltd. This investment is accounted for by the equity method utilizing a two-month lag due to the affiliates’ year end. At the completion of the transition with Metron Technology, the Company’s ownership interest in Metron Technology was reduced from approximately 21% to approximately 17%. (See Note 3). Due to the utilization of a three-month lag, the Company continued to account for its investment in Metron Technology by the equity method through the third quarter. In the fourth quarter of fiscal 2003, the Company began to account for its investment in Metron as a marketable equity security available-for-sale and carried the investment at fair market value based on the closing price of Metron Technology’s stock as reported on the Nasdaq National Market. The Company recorded the change in the fair market value in other comprehensive income (loss).

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

      Warranty provisions and claims for the fiscal years ended August 30, 2003, August 31, 2002 and August 25, 2001 are as follows (in thousands):

	August 30,	August 31,	August 25,
	2003	2002	2001

Beginning balance	$5,865	$7,949	$7,416
Warranty provisions	2,126	2,722	4,070
Warranty claims	(2,790)	(4,806)	(3,537)

Ending Balance	$5,201	$5,865	$7,949

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

     Net Loss Per Common Share

      Basic earnings per share are computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed using the treasury stock method to compute the weighted average number of common stock outstanding assuming the conversion of potential dilutive common shares. Net loss per share does not include the effect of common stock equivalents as their inclusion would be antidilutive. The number of shares excluded from the computation of net loss per share were 3,695,000 for fiscal 2003, 3,361,000 for fiscal 2002 and 2,823,000 for fiscal 2001.

     Derivative Instruments and Hedging Activities

      The Company does not use derivative financial instruments for trading or speculative purposes. The Company did not engage in any hedging activities during fiscal 2003, 2002, or 2001.

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

     Employee Stock Plans

      In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company elected to continue to apply the provisions of Accounting Principles Board’s Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its employee stock option and stock purchase plans and therefore is not required to recognize compensation expense in connection with these plans as long as the quoted market price of the Company’s stock at the date of grant equals the amount the employee must pay to acquire the stock. Companies that continue to use APB No. 25 are required to present in the notes to the consolidated financial statements, on an annual basis, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value of options granted. With the adoption of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company began reporting this information on a quarterly basis in the third quarter of fiscal 2003.

      The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company recognized no compensation expense in fiscal 2003, 2002 or 2001 under APB No. 25.

      If the Company had elected to recognize compensation cost for the stock option plan and employee stock purchase plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net loss and net loss per common share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	2003	2002	2001

Net loss
As reported	$(78,557)	$(34,663)	$(20,729)
Pro forma	$(83,386)	$(40,183)	$(26,811)
Diluted net loss per common share
As reported	$(2.66)	$(1.26)	$(0.81)
Pro forma	$(2.82)	$(1.46)	$(1.05)

      The fair value of stock options used to compute pro forma net loss and net loss per common share disclosures is the estimated value at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions. See Note 17 for a description of our Employee Stock Purchase plan (“ESPP”)

	Options			ESPP

Fiscal Year	2003	2002	2001	2003	2002	2001

Annualized dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	73.2%	71.3%	69.9%	73.2%	71.3%	69.9%
Risk free interest rate	3.5%	3.2%	4.5%	1.2%	1.7%	2.3%
Expected life (in years)	5.2	6.1	5.0	0.5	0.5	0.5

      The weighted average grant date fair value, based on the Black-Scholes option pricing model, for options granted in fiscal 2003 was $1.86 per share, for options in fiscal 2002 was $6.17 per share and for options granted in fiscal 2001 was $5.45 per share.

     New Accounting Pronouncements

      In December 2002, the Emerging Issues Task Force issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. This issue is applicable to the Company for revenue arrangements entered into beginning in the first quarter of fiscal 2004. The Company does not expect the adoption of EITF 00-21 to have an effect on our consolidated financial statements.

     Reclassifications

      Certain fiscal 2002 and 2001 amounts have been reclassified to conform to the current year presentation.

(2) Wind Down of Microlithography Business

      In March 2003, the Company announced that it was winding down the Microlithography business due to uncertain economic conditions and the weak semiconductor industry forecast. The decision was also due to a history of operating losses of the Microlithography business due to competitive pressures and general economic and industry conditions.

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

      Prior to the Company’s decision to wind down the Microlithography business, it had discussions with prospective strategic partners and a number of financial partners. A number of these prospective partners conducted technology, customer, financial and operations due diligence.

      The Company also approached several of the semiconductor manufacturers that are investing in 300mm facilities to see if they would have an interest in supporting it with multiple orders.

      Even though a number of these customers had a strong interest in supporting a second source in addition to Tokyo Electron Ltd. for this technology, they were unable to make the investment commitment under the timeline that was proposed.

      None of these efforts yielded the results the Company was seeking. As a result, the Company announced in March 2003 that it would discontinue its Microlithography business operations and wind down the business operations over the next several quarters.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the fiscal year ended August 31, 2002, the Microlithography business revenue represented $61 million, or 43 percent, of the Company’s total revenue of $143 million. Prior to the wind down of the Microlithography business, approximately 292 of the Company’s 714 employees worked in this business. The Company recorded $2.7 million in severance expenses in fiscal 2003. The fiscal 2003 severance expenses are summarized as follows (in thousands):

		Amount Paid or
	Amount	Utilized through	Accrual at
	Charged	August 30,	August 30,
	2003	2003	2003

Severance cost	$2,700	$2,400	$300

      The Company recorded $19.0 million of inventory reserves in the second quarter of fiscal 2003 based on the estimated future sales and recoverability, specifically related to its decision to wind down the Microlithography business. The Company determined the $19.0 million inventory reserve based on the inventory balance as of March 1, 2003 as compared to the inventory balance expected to be used for Microlithography orders in backlog, anticipated orders and anticipated order cancellations and adjusted the net inventory balance to its net realizable value. During the fourth quarter of fiscal 2003, the Company reduced the inventory reserve by $3.0 million. This was primarily due to shipment of spare parts and upgrades where the related inventory was previously written down to zero value. In addition, the Company was able to reduce certain open purchase order commitments and inventory buyback requirements.

      The Company will continue to try to sell the impaired inventory to its customers as spares, refurbished systems and upgrades to existing systems. If unsuccessful, some of the items will be disposed of. Only as items are sold or disposed of will the reserve be reversed or reduced. Gross margins will be higher if inventory carried at a reduced cost is sold. The higher margins will fluctuate depending on the timing of product sales, specific customers and specific inventory sold.

      The Company also recorded a write-down of $7.0 million against the property, plant and equipment assets of the Microlithography business. This write-down included a $5.0 million impairment charge for the Microlithography business facility. This impairment charge was based upon management’s estimate of fair value. Also included in the write-down was an impairment charge of $2.0 million to the Microlithography business equipment. This impairment charge was based upon the Company’s review of Microlithography business equipment and its estimated fair value.

      The employee headcount for the Microlithography group was reduced from approximately 292 to 125 employees. The Company started to recognize the full financial savings of this reduction in the fourth quarter of fiscal 2003. The anticipated savings, consisting primarily of employee salaries and benefits from the third quarter restructuring, was approximately $2.9 million for the fourth quarter of fiscal 2003 and is expected to be $11.0 to $11.5 million on an annualized basis. The Company expects that a majority of the cost savings will initially be in research and development expenses associated with the Microlithography products.

      The Company’s focus over the next several quarters is to successfully wind down this business. The Company’s primary goals are to satisfy its remaining Microlithography customer obligations and support requirements. The Company is committed to providing a path for its customers to achieve a reasonable life for their POLARIS® systems and have established key support services programs to support this goal. The PSS operations were not considered discontinued operations at August 30, 2003, as the Company is continuing to ship systems that were on the backlog as of March 17, 2003.

(3) Transition Agreement with Metron Technology

      On October 9, 2002, the Company entered into a Transition Agreement with Metron Technology related to the early termination of the Company’s distribution agreements with Metron Technology for

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Under the terms of the Transition Agreement, the Company agreed to pay Metron Technology on the Closing Date an early termination fee of approximately $2.8 million. The Company originally anticipated surrendering approximately 1.154 million Metron Technology common shares owned by the Company in payment of this early termination fee as approved by Metron Technology’s shareholders. As a result of the inventory repurchase obligation being less than the advance of $3.0 million, the Company delivered 567,105 shares, which is less than the 1.154 million Metron Technology common shares originally contemplated. The Company owned approximately 2.1 million shares, or approximately 17% of Metron Technology, after surrendering the 567,105 shares in April 2003. As of November 24, 2003, the Company owned approximately 1.7 million shares of Metron Technology stock.

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

      On the Closing Date, the Company offered employment to approximately 90 Metron Technology employees that had been dedicated to sales, technical service and applications engineering activities related to the distribution of the Company’s products in Europe and the Asia Pacific region.

(4) Realignment Costs

      In the second quarter of fiscal 2002, in response to the continued delay in an industry recovery, the Company implemented additional cost reduction actions which included a seven percent reduction in the overall workforce, salary cuts for all employees, a 50 percent decrease in planned capital expenditures and a reduction in other discretionary costs. The Company eliminated 50 positions in the 2002 restructuring, of which 39 were manufacturing positions, eight were sales and service positions, two were engineering positions and one was an administrative position. The Company’s headcount was approximately 640 after the reduction. The Company recorded approximately $500,000 of realignment charges, primarily related to severance costs. The realignment charges were allocated as follows: $250,000 to cost of goods sold, $230,000 to selling, general and administrative expense and $20,000 to research and development expense. The accruals were paid or utilized by the end of the second quarter of fiscal 2002.

      The costs were allocated approximately 52% to the PSS segment and 48% to the Surface Conditioning segment. The eliminations of positions were related to industry conditions resulting in lower revenue and business activity levels. The eliminations of positions did not impact our segment operations,

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

processes or products. Anticipated savings on an annual basis were estimated to be $2.5 million, consisting of primarily employee salaries. The Company began to realize these savings in the third quarter of fiscal 2002. The savings related to these positions were achieved, however, other positions were added as a result of other activities, such as going direct internationally.

      The fiscal 2002 realignment charge is summarized as follows (in thousands):

		Amount Paid or
	Amount	Utilized through	Accrual at
	Charged	August 31,	August 31,
	2002	2002	2002

Severance Costs	$500	$500	$—

      During the third and fourth quarters of fiscal 2001, due to the industry slowdown, the Company implemented cost reduction plans. The plans included a 30 percent reduction in the Company’s overall workforce or approximately 270 positions. During fiscal 2001, the Company recorded a $2.6 million realignment charge for the reduction in its workforce that was allocated as follows: $600,000 to cost of goods sold, $1,500,000 to selling, general and administrative expense and $500,000 to research and development expense. Additionally, the Company implemented a delay in a merit increase, executive salary cuts of ten percent and a reduction in other discretionary spending. Accruals of $12,000 related to severance costs remained at August 31, 2002 and were paid or utilized by the end of the first quarter of fiscal 2002.

      The fiscal 2001 anticipated savings from the realignment were approximately $9.0 to $9.5 million on an annual basis, consisting of primarily employee salaries. We began realizing these savings in the first quarter of fiscal 2002. Substantially all of these savings were achieved.

      The fiscal 2001 realignment charge is summarized as follows (in thousands):

		Amount Paid or
	Amount	Utilized through	Accrual at
	Charged	August 31,	August 31,
	2001	2002	2002

Severance Costs	$2,600	$2,600	$—

(5) Concentration of Risk and Financial Instruments

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

      The carrying value of the Company’s financial instruments reflected on the balance sheet, including cash, cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, approximate fair value at August 30, 2003, due to their short maturities.

      As of August 30, 2003 and August 31, 2002, all marketable securities were classified as available-for-sale. At August 30, 2003, marketable securities consisted of $8,218,000 of equity securities representing our investment in Metron Technology.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At August 30, 2003, $30.0 million of investments in debt securities purchased with an original effective maturity date of less than three months are included in cash and cash equivalents on the consolidated balance sheet.

      Gross unrealized holding gains were $6,227,000 as of August 30, 2003.

      Gross unrealized holding gains and losses and gross realized gains and losses on sales of marketable securities were not significant as of and for the years ended August 31, 2002 and August 25, 2001. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available to meet the Company’s current cash requirements.

(6) Earnings (Loss) Per Share

      Basic and diluted earnings per share are the same for the fiscal years 2003, 2002 and 2001 as the effect of common stock equivalents was not included in the calculation of diluted earnings per share because their inclusion would have been anti-dilutive due to net losses each year. Common stock of 3,695,000 shares were excluded in fiscal 2003, 3,361,000 shares were excluded in fiscal 2002 and 2,823,000 shares were excluded in fiscal 2001.

(7) Related Party Transactions, Other Lease Commitments and Guarantees

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

      The Company has operating lease agreements for equipment and manufacturing and office facilities. Through October 31, 2001, the Company leased its corporate headquarters from a partnership, one of whose partners was an officer, director and shareholder of the Company at that time.

      The future net minimum lease payments for all other leases with noncancellable lease terms in excess of one year at August 30, 2003 are as follows (in thousands):

Fiscal Year Ending August:
2004	$1,110
2005	656
2006	293
2007	49
2008	44
Thereafter	72

Total minimum lease payments	$2,224

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended

	August 30,	August 31,	August 25,
	2003	2002	2001

Rent expense for related party leases	$—	$—	$448
Rent expense for other operating leases	1,305	876	1,692

	$1,305	$876	$2,140

      During fiscal 2003, we entered into guarantees of $213,000 related to auto leases and payroll requirements in Europe. These guarantees were collateralized with $226,000 of restricted cash.

(8) Inventories

      Inventories are summarized as follows (in thousands):

	August 30,	August 31,
	2003	2002

Finished products	$3,108	$3,634
Work in process	9,891	20,609
Subassemblies	443	2,186
Raw materials and purchased parts	6,019	18,264

	$19,461	$44,693

(9) Property, Plant and Equipment

      The components of property, plant and equipment are as follows (in thousands):

	August 30,	August 31,
	2003	2002

Land	$982	$982
Building and leasehold improvements	44,652	49,419
Office furniture and equipment	6,491	6,572
Computer hardware and software	24,940	29,142
Manufacturing equipment	3,511	3,581
Lab equipment	21,451	22,603
Tooling	463	710
Capital programs in progress	24	415

	102,514	113,424
Less accumulated depreciation and amortization	(67,646)	(66,074)

	$34,868	$47,350

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10) Other Intangible Assets, Net

      The components of other intangible assets are as follows (in thousands):

	August 30,	August 31,
	2003	2002

Developed technology	$9,150	$9,150
Patents	4,285	4,285
License fees	500	500
Other	420	420

	14,355	14,355
Less accumulated amortization	(10,033)	(7,719)

	$4,322	$6,636

      The Company recorded $2,313,000 of amortization in fiscal 2003, $2,603,000 of amortization in fiscal 2002 and $2,672,000 of amortization in fiscal 2001 related to these intangibles.

(11) Investments in Affiliates

      The Company’s ownership in Metron Technology as of August 30, 2003 is 16.8% (see Note 3). The Company’s ownership in Metron Technology could be diluted by the exercise of stock options, if Metron Technology issues stock in acquisitions or secondary offerings. The Company’s ownership in m•FSI as of August 30, 2003 was 49%.

      A summary of assets, liabilities and results of operations for Metron Technology and m•FSI Ltd., was as follows (in thousands):

  Metron Technology:

	Fiscal Year Ended

	May 31,	May 31,
	2003	2002

Current assets	$102,712	$128,528
Noncurrent assets	25,775	35,108
Current liabilities	65,871	78,383
Noncurrent liabilities	4,810	4,884
Total stockholders’ equity	57,806	80,369

	Fiscal Year Ended,

	May 31,	May 31,	May 31,
	2003	2002	2001

Sales	$235,665	$232,240	$517,441
Net (loss)income	(26,669)	(2,768)	11,510

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  m•FSI Ltd:

	June 30,

	2003	2002

Current assets	$30,220	$14,834
Noncurrent assets	14,198	14,267
Current liabilities	24,445	7,092
Noncurrent liabilities	7,231	9,645
Total stockholders’ equity	12,742	12,364

	Fiscal Year Ended June 30,

	2003	2002	2001

Sales	$26,381	$31,031	$45,639
Net income	386	1,159	2,624

      Metron Technology operates mainly in Europe, Asia Pacific and the United States. m•FSI Ltd. operates in Japan.

      The Company sold approximately $15,362,000 in fiscal 2003, $27,526,000 in fiscal 2002, and $111,140,000 in fiscal 2001, of its products in the aggregate to Metron Technology and m•FSI Ltd. In addition, the Company paid Metron Technology a commission for direct sales to customers of $972,000 in fiscal 2003, $470,000 in fiscal 2002 and $593,000 in fiscal 2001. Trade accounts receivable from affiliates was $3,487,000 at August 30, 2003, $12,391,000 at August 31, 2002, and deferred profit from affiliates was $2,023,000 at August 30, 2003 and $1,614,000 at August 31, 2002.

      As of August 30, 2003, the Company did not have any outstanding loans with Metron Technology or m•FSI. There were outstanding trade accounts receivable as disclosed on the balance sheet and noted above.

      In accordance with the Company’s Israel distribution agreement with Metron Technology, if the Company gives notice of a termination other than because of a breach of the agreement by Metron Technology, it is obligated to repurchase spare parts in Metron Technology’s inventory. The balance of spare parts in Metron Technology’s inventory as of August 30, 2003 was approximately $200,000.

(12) Accrued Expenses

      Accrued expenses are summarized as follows (in thousands):

	August 30,	August 31,
	2003	2002

Commissions	$173	$173
Salaries and benefits	2,192	2,795
Product warranty	5,201	5,866
Professional fees	4,018	5,471
Income taxes	1,270	1,344
Other	2,788	3,228

	$15,642	$18,877

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Deferred Profit

      Deferred profit as of the end of the fiscal year consists of (in thousands):

	August 30,	August 31,
	2003	2002

Deferred revenue	$10,662	$7,772
Deferred cost of goods sold	(6,138)	(3,657)

Deferred profit	$4,524	$4,115

(14) Income Taxes

      The provision for income tax (benefit) expense is summarized as follows (in thousands):

	Fiscal Year Ended

	August 30,	August 31,	August 25,
	2003	2002	2001

Current:
Federal	$—	$(662)	$—
Foreign	—	—	—
State	50	103	99

	50	(559)	99

Deferred:
Federal	—	—	501
Foreign	—	—	—
State	—	—	—

	—	—	501

	$50	$(559)	$600

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 30, 2003 and August 31, 2002 were as follows (in thousands):

	August 30,	August 31,
	2003	2002

Deferred tax assets:
Inventory differences	$3,344	$4,445
Deferred profit	1,024	675
Accounts receivable	469	612
Fixed asset differences	2,183	—
Research and development credit carryforwards	2,570	2,677
Investment in foreign affiliate	323	—
Net operating loss carryforwards	47,600	35,100
Accruals	2,639	3,007
Other, net	8,680	1,956

Total gross deferred tax assets	68,832	48,472
Deferred tax liabilities:
Fixed asset differences	—	1,348
Intangibles	1,643	2,508
Investment in foreign affiliate	—	4,941

Total gross deferred tax liabilities	1,643	8,797
Less valuation allowance	$(67,189)	(39,675)

Net deferred tax assets	$—	$—

      The effective income tax (benefit) expense from continuing operations differs from the expected statutory federal income tax as follows (in thousands):

	Fiscal Year Ended

	August 30,	August 31,	August 25,
	2003	2002	2001

Expected federal income tax benefit	$(26,076)	$(12,322)	$(3,275)
State income tax benefit, net of federal benefit	(1,860)	(952)	(234)
Research activities credit	(200)	(500)	(600)
Effect of foreign investments	1,944	(99)	5,040
Non deductible goodwill amortization	—	1,875	643
Valuation allowance change	26,139	11,314	(1,140)
Other items, net	103	125	166

	$50	$(559)	$600

      The Company recorded a tax liability of $50,000 for the year. This liability was primarily the result of state franchise taxes.

      The Company has net operating loss carryforwards for federal purposes of approximately $125,750,000 at August 30, 2003, which will begin to expire in fiscal 2011 through fiscal 2023 if not utilized. Of this amount, approximately $15,032,000 is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1,382,000 per year. The Company has net operating loss carryforwards for state purposes of approximately $119,600,000 which will expire at various times, beginning in fiscal year 2004, if not utilized.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company maintains a valuation allowance to fully reserve against its deferred tax assets due to uncertainty over the ability to realize these assets. The change in the valuation allowance during the fiscal year 2003 was $27,514,000. This change impacted tax expense from operations equal to $26,139,000. Included in the August 30, 2003 valuation allowance balance of $67,189,000 is $2,056,000, which will be recorded as a credit to paid-in capital, if it is determined in the future that this portion of the valuation allowance is no longer required. Additionally, $3,767,000 of the valuation allowance is attributable to net deferred tax assets the Company obtained through its acquisition of YieldUP; if it is determined in the future that this portion of the valuation allowance is no longer required, the offset will be recorded as a reduction in other intangible assets.

      At August 30, 2003, there were approximately $3,862,000 of accumulated undistributed earnings of subsidiaries outside the United States that are considered to be reinvested indefinitely. It is not practicable to estimate the deferred tax liability related to such undistributed earnings. If such earnings were remitted to the Company, applicable U.S. federal income and foreign withholding taxes would be substantially offset by available foreign tax credits.

(15) Pension and Profit Sharing Plans

      The Company had a defined contribution pension plan covering substantially all employees that was terminated January 1, 2002 as part of the Company’s cost reduction efforts. Total pension cost was $0 for fiscal 2003, $382,000 for fiscal 2002 and $1,340,000 for fiscal 2001.

      The Company also has an Employee 401(k) Retirement Plan, which allows for discretionary profit sharing contributions, covering eligible employees. Contributions under the plans are determined by means of a formula or at the discretion of the Board of Directors. There were no contributions by the Company in fiscal 2003, 2002 and 2001.

(16) Stock Options and Warrants

      In addition to other stock based plans, the Company’s 1997 Omnibus Stock Plan (the Plan), which was approved by the Company’s stockholders, authorizes stock based awards (“Awards”) to purchase up to 4,500,000 shares of the Company’s common stock. Under the Plan, the Plan Committee has the power to make Awards, to determine when and to whom Awards will be granted, the form of each Award, the amount of each Award, and any other terms or conditions of each Award consistent with the Plan. Awards generally vest over a three year period and expire in ten years.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The activity under stock option plans of the Company is as follows (in thousands, except per share amounts):

	Number of Shares
			Weighted Average
	Available		Exercise Price
	For Grant	Outstanding	Per Share

Activity Description
August 26, 2000	274	2,770	$9.59
Additional shares authorized for 1997 Omnibus Stock Option Plan	600	—	—
Granted	(872)	872	9.75
Exercised	—	(424)	6.55
Canceled	316	(395)	10.97

August 30, 2001	318	2,823	9.90
Additional shares authorized for 1997 Omnibus Stock Option Plan	750	—	—
Granted	(1,007)	1,007	9.78
Exercised	—	(242)	5.11
Canceled	214	(227)	10.32

August 31, 2002	275	3,361	10.17
Additional shares authorized for 1997 Omnibus Stock Option Plan	650	—	—
Granted	(1,071)	1,071	3.18
Exercised	—	(3)	2.89
Canceled	656	(734)	10.35

August 31, 2003	510	3,695	$8.12

      The following table summarizes information with respect to options outstanding and exercisable at August 30, 2003 (number of options outstanding and exercisable in thousands):

Options Outstanding				Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range of	Number of	Remaining	Average		Average
Exercise	Options	Contractual	Exercise		Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$2.54 – $5.00	1,059	9.7	$3.16	5	$4.16
$5.01 – $8.50	766	6.1	7.69	598	7.74
$8.51 – $12.00	1,526	6.2	10.50	1,044	10.63
$12.01 – $15.50	314	5.6	13.47	314	13.47
$15.51 – $17.38	30	5.3	16.86	30	16.86

$2.54 – $17.38	3,695	7.1	$8.12	1,991	$10.28

      There were 1,578,000 currently exercisable options at a weighted-average exercise price of $10.35 at August 31, 2002, and 1,332,000 currently exercisable options at a weighted-average exercise price of $9.49 at August 25, 2001.

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

(17) Employee Stock Purchase Plan

      The Company has an employee stock purchase plan (the ESPP) that enables employees to contribute up to 10% of their wages toward the purchase of the Company’s common stock at 85% of the lower of market value at the beginning or the end of the semiannual purchase period. Stockholders authorized the issuance of 250,000 additional shares of common stock to the ESPP in fiscal 2003.

      Shares were issued on the following dates for the following prices (in thousands except per share amounts):

		Price per
Date	Shares	Share

December 31, 2000	90	$7.17
June 30, 2001	95	7.07
December 31, 2001	61	7.88
June 30, 2002	65	6.10
December 31, 2002	97	3.91
June 30, 2003	90	3.19

      At August 30, 2003, there were 268,000 shares reserved for future employee purchases of stock under the ESPP.

(18) Additional Sales Information

      International sales were approximately 38% of total sales in fiscal year 2003, approximately 29% of total sales in fiscal year 2002, and approximately 60% of total sales in fiscal 2001. The basis for determining sales by geographic region is the location that the product is shipped. Included in these percentages and the table below are sales to affiliates. See Note 11. International sales by geographic area, consisting principally of export sales, are summarized as follows (in thousands):

	Fiscal Year Ended

	August 30,	August 31,	August 25,
	2003	2002	2001

Asia	$17,532	$24,503	$49,616
Europe	16,305	16,292	80,449
Other	78	65	379

	$33,915	$40,860	$130,444

      In fiscal 2003, Japan accounted for 12% of our total sales. No other individual foreign country represented more than 10% of sales in fiscal 2003. There was no individual foreign country that represented more than 10% of sales in fiscal years 2002 and 2001.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes significant customers comprising 10% or more of the Company’s customer sales, which includes sales through affiliates to end-users:

	Fiscal Year Ended

	August 30,	August 31,	August 25,
	2003	2002	2001

Customer A	24%	29%	14%
Customer B	14%	11%	*
Customer C	*	*	10%

*	Sales to respective customer were less than 10% during the fiscal year.

(19) Segment Information

      The Company has two segments, Surface Conditioning (“SC”) and the POLARIS® Systems and Support Services ((“PSS”), formerly MLD.

      The SC segment markets and supports equipment that uses wet, vapor, cryogenic and other chemistry techniques to clean, strip or etch the surfaces of silicon wafers. The PSS segment provides POLARIS® customers with service programs to support installed equipment to achieve a reasonable life for the customers’ POLARIS® systems. General corporate expenses were allocated equally to the segments.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment information is as follows (in thousands):

	2003	2002	2001

Revenue from external customers:
SC	$59,563	$82,144	$126,967
PSS	29,263	61,230	91,111

Total	$88,826	$143,374	$218,078

Segment gross profit:
SC	$25,264	$32,872	$59,311
PSS	(10,756)	11,503	21,085

Total	$14,508	$44,375	$80,396

Segment operating (loss) profit:
SC	$(13,083)	$(11,946)	$9,961
PSS	(51,887)	(24,793)	(22,014)

Total segment operating (loss) profit	(64,970)	(36,739)	(12,053)
Other income, net	(9,531)	1,532	2,697
Income tax (benefit) expense	50	(559)	600
Equity in (losses) earnings of affiliates	(4,006)	(15)	4,196
Cumulative effect of change in accounting principle, net of tax	—	—	(14,969)

Net loss	$(78,557)	$(34,663)	$(20,729)

Identifiable assets:
SC	$58,925	$72,125
PSS	14,791	45,786
Corporate	59,670	93,859

Total assets	$133,386	$211,770

Capital expenditures:
SC	$2,546	$1,767	$3,438
PSS	235	1,525	1,909
Corporate	1,146	932	3,137

Total capital expenditures	$3,927	$4,224	$8,484

Depreciation expense:
SC	$3,857	$4,013	$4,969
PSS	1,981	2,964	3,091
Corporate	3,227	3,937	3,620

Total depreciation expense	$9,065	$10,914	$11,680

Amortization expense:
SC	$2,313	$2,603	$5,010
PSS	—	—	—

Total amortization expense	$2,313	$2,603	$5,010

      In fiscal 2003, the segment operating loss for each division included $1.4 million related to the early termination of the distribution agreements with Metron Technology. In fiscal 2003, gross margin and operating loss for PSS (formerly MLD) reflected a $16.0 million net charge related to an inventory reserve that was recorded to cost of goods sold based on estimated future sales and recoverability, specifically related to the Company’s decision to wind down the Microlithography business. In addition, the operating loss for PSS (formerly MLD) for fiscal 2003 also reflected a $7.0 million write down of property, plant and equipment assets of the Microlithography business to estimated fair value. For fiscal 2003, the segment loss for SC included $0.4 million in severance costs and the segment loss for PSS

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(formerly MLD) included $2.3 million in severance costs related to the wind down of the Microlithography business and the realignment of the rest of the organization. (See Note 2.)

      In fiscal 2002, the segment loss for SC included $240,000 of severance costs and the segment loss for PSS (formerly MLD) included $260,000 of severance costs related to the December 2001 realignment. During fiscal 2002, a charge of $5.4 million related to the impairment of goodwill was recorded by the SC segment.

(20) License Agreements

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

(21) Supplementary Cash Flow Information

      The following summarizes supplementary cash flow items (in thousands):

	Fiscal Year Ended

	August 30,	August 31,	August 25,
	2003	2002	2001

Interest paid (received), net	$111	$121	$93
Income taxes (received) paid, net	$122	$(1,198)	$(718)

(22) Private Placement of Common Stock

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

(23) Litigation

      In fall 1995, pursuant to the Employee Stock Purchase and Shareholder Agreement dated November 30, 1990 between Eric C. Hsu and Semiconductor Systems, Inc. (“SSI”) (the “Shareholder Agreement”) and in connection with Mr. Hsu’s termination of his employment with SSI in August 1995, the former shareholders of SSI purchased the shares of SSI common stock then held by Mr. Hsu. In April 1996, FSI acquired SSI, and SSI became a wholly owned subsidiary of FSI. In October 1996, Eric C. and Angie L. Hsu (the “plaintiffs”) filed a lawsuit in the Superior Court of California, County of Alameda, Southern Division, against SSI and the former shareholders of SSI. The plaintiffs alleged that such purchase breached the Shareholder Agreement and violated the California Corporations Code, breached the fiduciary duty owed plaintiffs by the individual defendants and constituted fraud.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied these post-trial motions and there was no reduction in damages against SSI. Mr. Hsu was awarded an additional $431,000 for attorneys’ fees and expenses incurred since the judgment was rendered in November 2001. The total judgment against SSI together with post judgment interest and attorneys’ fees as of August 30, 2003 aggregated approximately $7.1 million.

      SSI and the individual defendants have filed an appeal on a variety of grounds, and the Company posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, the Company entered into a letter of credit in the amount of $2.5 million with a surety company. This letter of credit was collateralized with restricted cash of approximately the same amount. In November 2003, due to concerns related to the Company’s fiscal 2003 losses, the bonding company required the Company to increase the letter of credit to $5.0 million and to increase the collateral to a similar level.

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

      In September 1995, CFM Technologies, Inc. and CFMT, Inc. (collectively “CFM”) filed a complaint in United States District Court for the District of Delaware against YieldUP. YieldUP was acquired by the Company in October 1999. YieldUP is now known as SCD Mountain View, Inc., a wholly owned subsidiary of the Company. The complaint alleged that the drying process incorporated in certain YieldUP products infringes a patent held by CFM. On October 14, 1997, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. On June 30, 1998, the United States District Court of Delaware granted CFM’s petition for re-argument of the issue. In 2002, the case was transferred to a different judge and the prior grant of summary judgment was vacated. As a result, the litigation may proceed to trial, and the litigation and the associated costs may, and an unfavorable adjudication could, have a material adverse impact on FSI. CFM is asking for monetary damages and an injunction against YieldUP’s use of the products at issue. A loss, if any,

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulting from an unfavorable adjudication, cannot presently be estimated. The Company plans to vigorously defend its intellectual property rights against any and all claims.

      CFM filed an additional complaint against YieldUP in United States District Court for the District of Delaware on December 30, 1998. The complaint alleged that the cleaning process incorporated in certain of YieldUP’s products infringes two patents held by CFM: U.S. Patent Nos. 4,917,123 and 4,778,532.

      On April 4, 2000, the United States District Court for the District of Delaware granted YieldUP’s motion for summary judgment that the ’123 and ’532 patents are invalid. CFM’s motion for rehearing has been denied. On July 29, 2000, the issue of whether CFM or its inventors engaged in inequitable conduct in prosecuting the ’123 and ’532 patents was tried before the court. On June 6, 2001, the judge issued his opinion finding that the CFM inventors engaged in inequitable conduct during the prosecution of the patent application. On June 7, 2001, the judge ordered that judgment be entered in favor of YieldUP and against CFM on YieldUP’s defenses of lack of enablement and inequitable conduct. In November 2003, the United States Federal Appeals Court reversed both judgments and remanded the case to the United States District Court. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. Any loss and associated costs resulting from an unfavorable adjudication could have a material adverse impact on FSI.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

FSI International, Inc.:

      We have audited the accompanying consolidated balance sheets of FSI International, Inc. and subsidiaries as of August 30, 2003 and August 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the fiscal years in the three-year period ended August 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSI International, Inc. and subsidiaries as of August 30, 2003 and August 31, 2002, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended August 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill in fiscal 2002 and its method of accounting for revenue recognition in fiscal 2001.

/s/ KPMG LLP

Minneapolis, Minnesota

October 17, 2003

      Data for the fiscal quarters of our last two fiscal years is as follows:

Quarterly Data

(Unaudited)

	First	Second		Fourth
	Quarter	Quarter	Third	Quarter
	(a)	(b)(d)	Quarter	(c)(e)

	(In thousands, except per share data)
2003
Sales	$25,932	$21,281	$19,445	$22,167
Gross margin	6,814	(12,413)	6,945	13,161
Operating loss	(12,989)	(36,744)	(13,093)	(2,144)
Net loss	(23,652)	(37,408)	(15,648)	(1,849)
Diluted net loss per common share	$(0.80)	$(1.27)	$(0.53)	$(0.06)
2002
Sales	$42,627	$41,889	$28,906	$29,952
Gross margin	13,265	12,160	7,507	11,443
Operating loss	(5,835)	(6,540)	(9,672)	(14,692)
Net loss	(4,743)	(6,534)	(8,897)	(14,489)
Diluted net loss per common share	$(0.18)	$(0.25)	$(0.32)	$(0.50)

(a)	During the first quarter of fiscal 2003, the Company entered into a transition agreement with Metron Technology to terminate the Company’s distribution agreements, and the Company recorded a termination fee of $2.75 million. In addition, the Company recorded an impairment charge of $10.2 million in other expense related to the other than temporary impairment of its investment. (See Note 3 of Notes to the Consolidated Financial Statements.)

(b)	During the second quarter of fiscal 2003, the Company recorded a charge of $19.0 million to cost of goods sold for inventory reserves related to the wind down of the Microlithography business. The Company also recorded an impairment charge of $7.0 million against the property, plant and equipment assets associated to the Microlithography business. (See Note 2 of Notes to the Consolidated Financial Statements.)

(c)	During the fourth quarter of fiscal 2003, the Company reduced the inventory reserve by $3.0 million. This was primarily due to sales revenues generated from unanticipated spare parts and upgrades sales where the related inventory was previously written down to zero value. In addition, the Company was able to reduce certain open purchase order commitments and inventory buyback requirements. (See Note 2 of the Notes to the Consolidated Financial Statements.)

(d)	During the second quarter of fiscal 2002, the Company recorded $0.5 million of realignment charges. (See Note 4 to Notes to the Consolidated Financial Statements.)

(e)	During the fourth quarter of fiscal 2002, the Company recorded a charge to selling, general and administrative expenses of $5.4 million related to the other than temporary impairment of goodwill. (See Note 1 to Notes to the Consolidated Financial Statements.)

      The Company’s fiscal quarters are generally 13 weeks, all ending on a Saturday. The fiscal year ends on the last Saturday in August and comprises of 52 or 53 weeks.

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

The Board of Directors and Shareholders

FSI International, Inc.:

      Under the date of October 17, 2003, we reported on the consolidated balance sheets of FSI International, Inc. and subsidiaries as of August 30, 2003 and August 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the fiscal years in the three-year period ended August 30, 2003, as contained herein. Our report refers to a change of accounting for goodwill in fiscal 2002 and revenue recognition in fiscal 2001. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota

October 17, 2003

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II

Valuation And Qualifying Accounts For The Fiscal Years Ended

August 30, 2003, August 31, 2002 And August 25, 2001
(in thousands)

	Balance at			Balance
	Beginning			at End
	of Year	Additions	Deletions	of Year

Fiscal year ended August 30, 2003
Allowance for doubtful accounts (Deducted from accounts receivable)	$1,609	$(347)	$27	$1,235
Fiscal year ended August 31, 2002
Allowance for doubtful accounts (Deducted from accounts receivable)	$2,134	$60	$585	$1,609
Fiscal year ended August 25, 2001
Allowance for doubtful accounts (Deducted from accounts receivable)	$3,229	$(246)	$849	$2,134
Fiscal year ended August 30, 2003
Inventory reserves (Deducted from inventory)	$8,251	$21,094	$4,597	$24,748
Fiscal year ended August 31, 2002
Inventory reserves (Deducted from inventory)	$6,298	$4,500	$2,547	$8,251
Fiscal year ended August 25, 2001
Inventory reserves (Deducted from inventory)	$9,604	$4,363	$7,669	$6,298

      See accompanying independent auditors’ report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.	CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

       Certain information required by Part III is incorporated by reference to our definitive proxy statement for the annual meeting of shareholders to be held on January 21, 2004 and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after August 30, 2003.

      Except for those portions specifically incorporated in this report by reference to our proxy statement for the annual meeting of shareholders to be held on January 21, 2004, no other portions of the proxy statement are deemed to be filed as part of this Report on Form 10-K.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information concerning FSI’s directors required by this item is incorporated by reference to the information under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934” in our proxy statement for the annual meeting of shareholders to be held on January 21, 2004. For information concerning executive officers, see Item 4A of this Form 10-K Report.

Audit Committee Financial Expert

      Our board of directors has determined that at least one member of our Audit and Finance Committee, Mr. James A. Bernards, is an “audit committee financial expert,” as that term is defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC in furtherance of Section 407. Mr. Bernards is independent, as that term is defined under the National Association of Securities Dealers’ listing standards.

Code of Business Conduct and Ethics

      We have adopted a code of business conduct and ethics applicable to all of our directors and employees, including our principal executive officer, principal financial officer, controller and other employees performing similar functions. A copy of this code of business conduct and ethics is available on our website at www.fsi-intl.com.

      We intend to disclose any waiver of our code of business conduct and ethics for our directors or executive officers in future Form 8-K filings within five days following the date of such waiver. We also intend to post on our website at www.fsi-intl.com any amendment to, or waiver from, a provision of our code of business conduct and ethics that applies to our principal executive officer, principal financial officer, controller and other employees performing similar functions within five business days following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the information under the captions “Executive Compensation” and “Compensation of Directors” in our proxy statement for the annual meeting of shareholders to be held on January 21, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this item is incorporated by reference to the information under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our proxy statement for the annual meeting of shareholders to be held on January 21, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the information under the caption “Interests of Management and Others in Certain Transactions” in our proxy statement for the annual meeting of shareholders to be held on January 21, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is incorporated by reference to the information under the captions “Independent Auditors’ Fees” and “Auditor Independence” in our proxy statement for the annual meeting of shareholders to be held on January 21, 2004.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

		Page Number
		in this Report

(a)(1)	Index to Financial Statements
	Consolidated Statements of Operations — Years ended August 30, 2003, August 31, 2002 and August 25, 2001	42
	Consolidated Balance Sheets — August 30, 2003 and August 31, 2002	43
	Consolidated Statements of Stockholders’ Equity — Years ended August 30, 2003, August 31, 2002 and August 25, 2001	44
	Consolidated Statements of Cash Flows — Years ended August 30, 2003, August 31, 2002 and August 25, 2001	45
	Notes to Consolidated Financial Statements	46
	Independent Auditors’ Report	72
	Quarterly financial data for fiscal 2003 and 2002 (unaudited)	73
(a)(2)	Financial Statement Schedules
The following Report and financial statement schedule are included in this Part IV and are found in this Report at the pages indicated:
Independent Auditors’ Report on Schedule		74
Schedule II — Valuation and Qualifying Accounts		75
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation.(10)
2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc.(1)
2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc.(12)
3.1	Restated Articles of Incorporation of the Company.(2)
3.2	Restated and Amended By-Laws.(21)
3.5	Articles of Amendment of Restated Articles of Incorporation.(13)
3.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Shares.(8)
4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent.(8)
4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent.(9)
4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent.(16)

4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May 22, 1997, as amended on March 26, 1998 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights Agent.(22)
4.5	Form of Purchase Agreement, dated April 4, 2002.(23)
4.6	Schedule of Purchasers which have executed the Form of Purchase Agreement, dated April 4, 2002.(24)
10.1	FSI International, Inc. 1997 Omnibus Stock Plan (as amended and restated April 2001).(19)
10.9	Amended and Restated Employees Stock Purchase Plan.(19)
10.10	Shareholders Agreement among FSI International, Inc. and Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991.(3)
10.11	FSI Exclusive Distributorship Agreement dated as of August 14, 1991 between FSI International, Inc. and m•FSI, Ltd.(3)
10.12	FSI Licensing Agreement dated as of August 14, 1991, between FSI International, Inc. and m•FSI, Ltd.(3)
10.13	Amendment to FSI/Metron Distribution Agreement dated July 31, 1999.(13)
10.15	License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(4)
10.16	Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(4)
10.17	Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated.(5)
10.18	Amended and Restated Directors’ Nonstatutory Stock Option Plan.(6)
10.19	Management Agreement between FSI International, Inc. and Donald S. Mitchell, effective as of January 2, 2001. (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.)(18)#
10.20	FSI International, Inc. 1994 Omnibus Stock Plan.(7)
10.26	Summary of Employment Arrangement between the Company and Don Mitchell dated December 12, 1999.(17)#
10.30	Employment Agreement entered into as of December 12, 1999 by and between FSI International, Inc. and Donald S. Mitchell.(15)#
10.31	Agreement made and entered into as of March 4, 2001 by and between FSI International, Inc. and Benno G. Sand.(20)#
10.32	Metron Transition Agreement dated October 9, 2003 by and between FSI International, Inc. and Metron Technology B.V., portion of which have been omitted pursuant to a request for confidential treatment. These portions are identified by [***].(25).
10.33	First Amendment to the Metron Transition Agreement dated February 5, 2003.(26)
10.34	Second Amendment to the Metron Transition Agreement dated February 28, 2003.(26)
10.35	FSI/Metron Distribution Agreement dated February 28, 2003 by and between FSI International, Inc. and Metron Technology, N.V.(26)
21.0	Subsidiaries of the Company. (filed herewith)
23.0	Consent of KPMG LLP. (filed herewith)
24.0	Powers of Attorney from the Directors of FSI International, Inc. (filed herewith)
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 8-A, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 23, 1999, SEC File No. 0-17276 and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(13)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(14)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended November 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(15)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(16)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.

(17)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(18)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 24, 2001, SEC File No. 0-17276 and incorporated by reference.

(19)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8, filed by the Company on March 28, 2003, SEC File No. 333-104088 and incorporated by reference.

(20)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 2002, SEC File No. 0-17276 and incorporated by reference.

(21)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(22)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A2, filed by the Company on April 9, 2002, SEC File No. 0-17276, and incorporated by reference.

(23)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on April 5, 2002, SEC File No. 0-17276, and incorporated by reference.

(24)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 dated April 12, 2002, SEC File No. 333-86148, and incorporated by reference.

(25)	Filed as an Exhibit to the Company’s Report on Form 10-Q/A for the quarter ended November 30, 2002, SEC File No. 0-17276 and incorporated by reference.

(26)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended March 1, 2003, SEC File No. 0-17276 and incorporated by reference.

#	Management Contract, Compensation Plan or Arrangement

(b)	Reports on Form 8-K

      We filed with the Securities and Exchange Commission a current report on Form 8-K on June 26, 2003, disclosing under “Item 5, Other Events” that we issued a press release on June 24, 2003 and that we discussed in our web-cast conference call held on June 24, 2003 certain historical and projected financial information, filing under “Item 7 Financial Statements and Exhibits” a copy of the press release, dated June 24, 2003, and furnishing under “Item 12 — Results of Operations and Financial Condition” certain financial information that we disclosed in our web-cast conference call held on June 24, 2003 describing web-cast conference call disclosures.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC.

By:	/s/ DONALD S. MITCHELL

Donald S. Mitchell, Chairman and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 26, 2003

By:	/s/ PATRICIA M. HOLLISTER

Patricia M. Hollister, Chief Financial Officer
(Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, constituting a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated.

James A. Bernards, Director*

Terrence W. Glarner, Director*
Willem D. Maris, Director*
Donald S. Mitchell, Director*
Krishnamurthy (“Raj”) Rajagopal,
  Director*
Charles R. Wofford, Director*

*By:	/s/ PATRICIA M. HOLLISTER

Patricia M. Hollister, Attorney-in-fact

Dated: November 26, 2003

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation.(10)	Incorporated by reference
2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc.(1)	Incorporated by reference
2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc.(12)	Incorporated by reference
3.1	Restated Articles of Incorporation of the Company.(2)	Incorporated by reference
3.2	Restated and Amended By-Laws.(21)	Incorporated by reference
3.5	Articles of Amendment of Restated Articles of Incorporation.(13)	Incorporated by reference
3.6	Certificate of Designation, Preferences and rights of Series A Junior Participating Preferred Shares.(8)	Incorporated by reference
4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent.(8)	Incorporated by reference
4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent.(9)	Incorporated by reference
4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent.(16)	Incorporated by reference
4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May 22, 1997, as amended on March 26, 1998 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights Agent.(22)	Incorporated by reference
4.5	Form of Purchase Agreement, dated April 4, 2002.(23)	Incorporated by reference
4.6	Schedule of Purchasers which have executed the Form of Purchase Agreement, dated April 4, 2002.(24)	Incorporated by reference
10.1	FSI International, Inc. 1997 Omnibus Stock Plan (as amended and restated April 2001).(19)	Incorporated by reference
10.9	Amended and Restated Employees Stock Purchase Plan.(19)	Incorporated by reference
10.10	Shareholders Agreement among FSI International, Inc. and Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991.(3)	Incorporated by reference
10.11	FSI Exclusive Distributorship Agreement dated as of August 14, 1991 between FSI International, Inc. and m•FSI, Ltd.(3)	Incorporated by reference
10.12	FSI Licensing Agreement dated as of August 14, 1991, between FSI International, Inc. and m•FSI, Ltd.(3)	Incorporated by reference
10.13	Amendment to FSI/Metron Distribution Agreement dated July 31, 1999.(13)	Incorporated by reference
10.15	License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(4)	Incorporated by reference

Exhibit	Description	Method of Filing

10.16	Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(4)	Incorporated by reference
10.17	Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated.(5)	Incorporated by reference
10.18	Amended and Restated Directors’ Nonstatutory Stock Option Plan.(6)	Incorporated by reference
10.19	Management Agreement between FSI International, Inc. and Donald S. Mitchell, effective as of January 2, 2001. (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.) (18)#	Incorporated by reference
10.20	FSI International, Inc. 1994 Omnibus Stock Plan.(7)	Incorporated by reference
10.26	Summary of Employment Arrangement between the Company and Don Mitchell dated December 12, 1999. (17)#	Incorporated by reference
10.30	Employment Agreement entered into as of December 12, 1999 by and between FSI International, Inc. and Donald S. Mitchell.(15)#	Incorporated by reference
10.31	Agreement made and entered into as of March 4, 2001 by and between FSI International, Inc. and Benno G. Sand.(20)#	Incorporated by reference
10.32	Metron Transition Agreement dated October 9, 2002 by and between FSI International, Inc. and Metron Technology, B.V., portions of which have been omitted pursuant to a request for confidential treatment. These portions are identified by [***].(25)	Incorporated by reference
10.33	First Amendment to the Transition Agreement dated February 5, 2003.(26)	Incorporated by reference
10.34	Second Amendment to the Transition Agreement dated February 28, 2003.(26)	Incorporated by reference
10.35	FSI/Metron Distribution Agreement dated February 28, 2003 by and between FSI International, Inc. and Metron Technology, N.V.(26)	Incorporated by reference
21.0	Subsidiaries of the Company.	Filed herewith
23.0	Consent of KPMG LLP.	Filed herewith
24.0	Powers of Attorney from the Directors of FSI International, Inc.	Filed herewith
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Field herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 8-A, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, SEC File No. 0-17276 and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 23, 1999, SEC File No. 0-17276 and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(13)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(14)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended November 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(15)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(16)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.

(17)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(18)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 24, 2001, SEC File No. 0-17276 and incorporated by reference.

(19)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8, filed by the Company on March 28, 2003, SEC File No. 333-104088 and incorporated by reference.

(20)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 2002, SEC File No. 0-17276 and incorporated by reference.

(21)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(22)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A2, filed by the Company on April 9, 2002, SEC File No. 0-17276, and incorporated by reference.

(23)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on April 5, 2002, SEC File No. 0-17276, and incorporated by reference.

(24)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 dated April 12, 2002, SEC File No. 333-86148, and incorporated by reference.

(25)	Filed as an Exhibit to the Company’s Report on Form 10-Q/A for the quarter ended November 30, 2002, SEC File No. 0-17276 and incorporated by reference.

(26)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended March 1, 2003, SEC File No. 0-17276 and incorporated by reference.

#	Management Contract, Compensation Plan or Arrangement.