Form 10-Q
period 2003-11-29
FSI INTERNATIONAL INC
filed 2004-01-13
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2003

or

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
           ☒ YES   ☐ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, no par value – 29,667,000 shares outstanding as of December 30, 2003

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.

ITEM 1. FINANCIAL INFORMATION

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
NOVEMBER 29, 2003 AND AUGUST 30, 2003
(unaudited)
(in thousands)

ASSETS

	November 29,	August 30,
	2003	2003

Current assets:
Cash and cash equivalents	$30,880	$32,191
Restricted cash	6,007	3,350
Marketable securities	6,766	8,218
Trade accounts receivable, net of allowance for doubtful accounts of $1,235	13,216	14,091
Trade accounts receivable from affiliates	4,549	3,487
Inventories	18,680	19,461
Prepaid expenses and other current assets	5,293	4,844

Total current assets	85,391	85,642

Property, plant and equipment, at cost	102,727	102,514
Less accumulated depreciation and amortization	(69,067)	(67,646)

	33,660	34,868
Investment in affiliates	7,093	6,306
Other intangibles, net	3,756	4,322
Deposits and other assets	2,066	2,248

	$131,966	$133,386

		(continued )

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
NOVEMBER 29, 2003 AND AUGUST 30, 2003
(continued)
(unaudited)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	November 29,	August 30,
	2003	2003

Current liabilities:
Trade accounts payable	$4,703	$4,220
Accrued expenses	15,406	15,642
Deferred profit	1,902	3,233
Deferred profit with affiliates	2,080	1,291

Total current liabilities	24,091	24,386
Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized, none issued and outstanding.
Series A Junior Participating Preferred Stock, no par Value; 300 shares authorized; none issued and outstanding.
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 29,657 and 29,655 shares, respectively.	224,724	224,717
Accumulated deficit	(122,619)	(121,604)
Accumulated other comprehensive income	5,770	5,887

Total stockholders’ equity	107,875	109,000

	$131,966	$133,386

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED NOVEMBER 29, 2003 AND NOVEMBER 30, 2002
(unaudited)
(in thousands, except per share amounts)

	November 29,	November 30,
	2003	2002

Sales (including sales to affiliates of $1,322 and $5,105, respectively)	$22,491	$25,932
Cost of goods sold	11,996	19,118

Gross profit	10,495	6,814
Selling, general and administrative expenses	8,307	8,756
Transition agreement termination fee	—	2,750
Research and development expenses	5,540	8,297

Operating loss	(3,352)	(12,989)
Impairment of investment in affiliates	—	(10,195)
Interest expense	(13)	(29)
Interest income	80	149
Other income (expense), net	1,999	40

Loss before income taxes	(1,286)	(23,024)
Income taxes	13	25

Loss before equity in (losses) earnings of affiliates	(1,299)	(23,049)
Equity in (losses) earnings of affiliates	284	(603)

Net loss	($1,015)	($23,652)

Net loss per common share – Basic and diluted	($0.03)	($0.80)
Weighted average common shares	29,656	29,463
Weighted average common and potential common shares	29,656	29,463

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED NOVEMBER 29, 2003 AND NOVEMBER 30, 2002
(unaudited)
(in thousands)

	November 29,	November 30,
	2003	2002

OPERATING ACTIVITIES:
Net loss	($1,015)	($23,652)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on marketable securities	(1,972)	—
Impairment of investment in affiliates	—	10,195
Transition agreement termination fee	—	2,750
Depreciation	1,579	2,562
Amortization	566	597
Write-off of accounts receivable	—	(10)
Provision for inventory reserves	300	854
Disposal of inventory	(2,392)	(295)
Equity in (earnings) losses of affiliates	(284)	603
Changes in operating assets and liabilities:
Accounts receivable	(187)	(318)
Inventories	2,873	3,122
Prepaid expenses and other current assets	(449)	(146)
Advance to affiliate	—	(3,000)
Trade accounts payable	483	(2,993)
Accrued expenses	(236)	(766)
Deferred profit	(542)	828

Net cash used in operating activities	(1,276)	(9,669)

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(371)	(2,418)
Sales of marketable securities	2,559	—
Maturities of marketable securities	—	5,709
Decrease in deposits and other assets	182	8

Net cash provided by investing activities	2,370	3,299

FINANCING ACTIVITIES:
Increase in restricted cash	(2,657)	(7)
Net proceeds from issuance of common stock	7	—

Net cash used in financing activities	(2,650)	(7)

Effect of exchange rate on cash	245	—

Decrease in cash and cash equivalents	(1,311)	(6,377)
Cash and cash equivalents at beginning of period	32,191	55,028

Cash and cash equivalents at end of period	$30,880	$48,651

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1) Description of Business and Summary of Significant Accounting Policies

     Description of Business

     FSI International, Inc. is a global supplier of surface conditioning equipment (process equipment used to etch and clean organic and inorganic materials from the surface of a silicon wafer), technology and support services for microelectronics manufacturing. The Company’s broad portfolio of batch and single-wafer cleaning products include process technologies for immersion (a method used to clean silicon wafers by immersing the wafer in multiple tanks filled with process chemicals), spray (sprays chemical mixtures, water and nitrogen in a variety of sequences on to the microelectronic substrate), vapor (utilizes gas phase chemistries to selectively remove sacrificial surface films) and CryoKinetic (a momentum transfer process used to remove non-chemically bonded particles from the surface of a microelectric device). The Company’s support services programs provide product and process enhancements to extend the life of installed FSI equipment, enabling worldwide customers to realize a higher return on their capital equipment.

     The Company has been winding down its Microlithography business since mid-March of fiscal 2003. The Company has transitioned the Microlithography business to a POLARIS® Systems and Services (“PSS”) organization to focus on supporting the more than 400 installed POLARIS Systems.

     FSI International’s customers include microelectronics manufacturers located throughout North America, Europe, Japan and the Asia Pacific region.

     Consolidated Condensed Financial Statements

     The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments, except as disclosed in the notes) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes to the financial statements included in the Company’s Annual 10-K Report for the fiscal year ended August 30, 2003 previously filed with the Securities and Exchange Commission.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

     Timing and amount of revenue recognized is dependent on the mix of revenue recognized upon shipment versus acceptance and for revenue recognized upon acceptance, it is dependent upon when customer specific criteria are met.

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

     Marketable Securities

     The Company classifies its marketable equity securities as available-for-sale and carries these securities at amounts that approximate fair market value.

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

     Property, Plant and Equipment

     Building and related costs are carried at cost and depreciated on a straight-line basis over a five to 30-year period. Leasehold improvements are carried at cost and amortized over a three- to five-year period or the term of the underlying lease, whichever is shorter. Equipment is carried at cost and depreciated on a straight-line method over its estimated economic life. Principal economic lives for equipment are one to seven years. Software developed for internal use is amortized over three to five years beginning when the system is placed in service. Maintenance and repairs are expensed as incurred; significant renewals and improvements are capitalized.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

     Valuation of Long-Lived and Intangible Assets

     The Company assesses the impairment of identifiable intangibles and long-lived assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

     If the Company determines that the carrying value of intangibles and long-lived assets may not be recoverable, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $46.6 million as of November 29, 2003.

     The Company amortizes intangible assets on a straight-line basis over their estimated economic lives which range from two to nine years. The estimated aggregate amortization of intangible assets for the next five years is $1,699,000 in the last nine months of fiscal 2004, $690,000 in fiscal 2005, $436,000 in fiscal 2006, $436,000 in fiscal 2007, $436,000 in fiscal 2008 and $109,000 in the first quarter of fiscal 2009.

     The Company has no intangible assets with indefinite useful lives. Intangible assets as of November 29, 2003 and August 30, 2003 consisted of the following (in thousands):

	As of November 29, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$9,150	$7,523	$1,627
Patents	4,285	2,156	2,129
License fees	500	500	—
Other	420	420	—

	$14,355	$10,599	$3,756

	As of August 30, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$9,150	$7,066	$2,084
Patents	4,285	2,047	2,238
License fees	500	500	—
Other	420	420	—

	$14,355	$10,033	$4,322

     Intangible assets were reviewed for impairment as of August 30, 2003, and were deemed not impaired. The Company will continue to review intangible assets for impairment on an annual basis or as it deems necessary.

     The Company’s investment in its affiliate, Metron Technology, was accounted for by the equity method of accounting until the beginning of the fourth quarter of fiscal 2003. While the Company determined at August 30, 2002 that its investment in Metron Technology was not other than temporarily impaired, its decision on October 8, 2002 to use Metron Technology shares with a value of $2.38 to settle the termination fee payment with Metron Technology triggered an impairment loss on that date for all of the shares it held. Accordingly, the difference between the $6.17 per share carrying value and the $2.38 per share value agreed upon for purposes of the Transition Agreement on the shares held was recorded as a non-cash impairment charge of $10.2 million in the quarter ended November 30, 2002. The $2.38 per share value reflected the average closing price of the common stock of Metron Technology for the five business days prior to the execution of the Transition Agreement.

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

     During the first quarter of fiscal 2004, the company sold 627,000 shares of Metron Technology stock and its ownership in Metron Technology was approximately 12% as of November 29, 2003. The Company recorded a gain of approximately $2.0 million related to the sale of the 627,000 shares of Metron Technology stock. As of November 29, 2003, the fair market value of its investment in Metron was $6,766,000, including unrealized holding gains of $5,363,000. The fair value of Metron Technology is subject to stock market fluctuations. The stock price of Metron Technology ranged from $3.59 to $5.20 per share during the first quarter of fiscal 2004. Under the Company’s policy, the Company will continue to review its long-term investment in affiliates for other than temporary impairment as deemed necessary.

     The Company routinely considers whether indicators of impairment of its property and equipment assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the asset in question is less than their carrying value. If less, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. Fair value is determined by discounted estimated future cash flows, appraisals or other methods deemed appropriate. If the asset determined to be impaired is to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset is less than the asset’s carrying value.

     Investment in Affiliate

     The Company’s investment in affiliated companies consists of a 49% interest in m•FSI Ltd. This investment is accounted for by the equity method utilizing a two-month lag due to the affiliate’s year end.

     The Company defers recognition of the profit on sales to affiliates which remain in the affiliates’ inventory based on the Company’s ownership percentage of the affiliate.

     The book value of the Company’s long-term investment in affiliate is reviewed for other than temporary impairment on an annual basis or as deemed necessary.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

     Warranty provisions and claims for the fiscal quarters ended November 29, 2003 and November 30, 2002 are as follows (in thousands):

	November 29,	November 30,
	2003	2002

Beginning balance	$5,201	$5,865
Warranty provisions	181	113
Warranty claims	(260)	(383)

Ending Balance	$5,122	$5,595

     Foreign Currency Translation

     Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates. Operating results for investees and foreign subsidiaries are translated into U.S. dollars using the average or actual rates of exchange prevailing during the period. The foreign currency translation adjustment is included in the accumulated other comprehensive loss account in stockholders’ equity.

     Net Loss Per Common Share

     Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share is computed using the treasury stock method to compute the weighted average number of common stock outstanding assuming the conversion of potential dilutive common shares. Net loss per share does not include the effect of common stock equivalents as their inclusion would be antidilutive. The number of shares excluded from the computation of net loss per share was 3,511,000 for the first quarter of fiscal 2004 and 3,344,000 for the first quarter of fiscal 2003.

     Derivative Instruments and Hedging Activities

     The Company does not use derivative financial instruments for trading or speculative purposes. The Company did not engage in any hedging activities during the first quarter of fiscal 2004 or the first quarter of fiscal 2003.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

     The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company recognized no compensation expense in the first quarter of fiscal 2004 or the first quarter of fiscal 2003 under APB No. 25.

     If the Company had elected to recognize compensation cost for the stock option plan and employee stock purchase plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net loss and net loss per common share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Quarters Ended

	November 29,	November 30,
	2003	2002

Net loss
As reported	$(1,015)	$(23,652)
Pro forma	$(1,849)	$(24,802)
Diluted net loss per common share
As reported	$(0.03)	$(0.80)
Pro forma	$(0.06)	$(0.84)

     The fair value of stock options used to compute pro forma net loss and net loss per common share disclosures is the estimated value at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Quarters Ended

	November 29,	November 30,
	2003	2002

Stock Options:
Dividend yield	0.0%	0.0%
Expected volatility	72.8%	73.2%
Risk-free interest rate	3.2%	3.5%
Expected life (in years)	5.0	5.2

     There were no ESPP shares granted during the first quarter of fiscal 2004 or the first quarter of fiscal 2003. The weighted average grant date fair value, based on the Black-Scholes option pricing model, for options granted in the first quarter of fiscal 2004 was $3.31 per share and for options granted in the first quarter of fiscal 2003 was $1.77 per share.

     New Accounting Pronouncements

     In December 2002, the Emerging Issues Task Force issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. This issue is applicable to the Company for revenue arrangements entered into beginning in the first quarter of fiscal 2004. The adoption of EITF 00-21 did not have an effect on the Company’s consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

     Reclassifications

     Certain first quarter fiscal 2003 amounts have been reclassified to conform to the current year presentation.

(2)      Wind Down of Microlithography Business

     In March 2003, the Company announced that it was winding down the Microlithography business due to uncertain economic conditions and the weak semiconductor industry forecast. See Note 2 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the 2003 fiscal year for a discussion of the wind down of the Microlithography business.

     Prior to the wind down of the Microlithography business, approximately 292 of the Company’s 714 employees worked in this business. As of November 29, 2003, approximately 114 of the Company’s 476 employees worked in this business. The Company recorded $2.7 million in severance expenses in fiscal 2003. The severance expenses and payments are summarized as follows (in thousands):

		Amount Paid or
	Amount	Utilized through	Accrual at
	Charged	November 29,	November 29,
	2003	2003	2003

Severance cost	$2,700	$2,460	$240

     In the first quarter of fiscal 2004, the Company had sales of PSS inventory with an original cost of $1.245 million that had been written down to zero. This was primarily due to sales revenues generated from unanticipated PSS spare parts and upgrades sales.

     The PSS operations were not considered discontinued operations at November 29, 2003, as the Company is continuing to ship new systems that are currently in the backlog.

(3)      Transition Agreement with Metron Technology

     On October 9, 2002, the Company entered into a Transition Agreement with Metron Technology related to the early termination of the Company’s distribution agreements with Metron Technology for Europe and the Asia Pacific region, effective March 1, 2003. See Note 3 of the Notes to the Consolidated Financial Statement in the Company’s Annual Report on Form 10-K for the 2003 fiscal year for a discussion of the Transition Agreement with Metron Technology.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(4)     Inventories

     Inventories are summarized as follows (in thousands):

	November 29,	August 30,
	2003	2003

Finished products	$357	$3,108
Work-in-process	9,794	9,891
Subassemblies	523	443
Raw materials and purchased parts	8,006	6,019

	$18,680	$19,461

(5)     Supplementary Cash Flow Information

     The following summarizes supplementary cash flow items (in thousands):

	Quarters Ended

	November 29,	November 30,
	2003	2002

Interest paid, net	$13	$29
Income taxes received, net	—	($15)

(6)     Comprehensive Income (Loss)

     Other comprehensive income (loss) pertains to revenues, expenses, gains and losses that are not included in the net loss but rather are recorded directly in stockholders’ equity. For the quarter ended November 29, 2003, other comprehensive loss consisted of the foreign currency translation adjustment and unrealized holding gains in investments. For the quarter ended November 30, 2002, the only item of other comprehensive income was related to foreign currency translation. For the quarters ended November 29, 2003 and November 30, 2002, comprehensive income (loss) amounted to (in thousands):

	Quarters Ended

	November 29,	November 30,
	2003	2002

Net loss	($1,015)	($23,652)
Item of other comprehensive income
Foreign currency translation	748	206
Unrealized holding gains on investments	(865)	—

Comprehensive income (loss)	$(1,132)	($23,446)

(7)     Segment Information

     The Company has two segments, Surface Conditioning (“SC”) and POLARIS® Systems and Services (“PSS”), formerly the Microlithography Division.

     The SC segment markets and supports equipment that uses wet, vapor, cryogenic and other chemistry techniques to clean, strip or etch the surfaces of silicon wafers. The PSS segment provides POLARIS® customers with service, support, upgrade and refurbishment programs which enable customers to achieve a reasonable life for their POLARIS® systems. General corporate expenses were allocated equally to the segments.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

     Segment information is as follows (in thousands):

	Quarters Ended

	November 29,	November 30,
	2003	2002

Sales to external customers:
SC	$12,626	$10,906
PSS	9,865	15,026

Total	$22,491	$25,932

Segment gross profit:
SC	$4,531	$3,680
PSS	5,964	3,134

Total	$10,495	$6,814

Segment operating income (loss):
SC	$(3,884)	$(6,359)
PSS	532	(6,630)

Total segment operating loss	(3,352)	(12,989)
Impairment of investment in affiliates	—	(10,195)
Other income (expense), net	2,066	160
Income tax expense	13	25
Equity in earnings (losses) of affiliates	284	(603)

Net loss	$(1,015)	$(23,652)

Capital expenditures:
SC	$344	$1,864
PSS	—	203
Corporate	27	351

Total capital expenditures	$371	$2,418

Depreciation expense:
SC	$838	$963
PSS	—	732
Corporate	741	867

Total depreciation expense	$1,579	$2,562

Amortization expense:
SC	$566	$597
PSS	—	—

Total amortization expense	$566	$597

	As of

	November 29,	August 30,
	2003	2003

Identifiable assets:
SC	$57,296	$58,925
PSS	15,922	14,791
Corporate	58,748	59,670

Total assets	$131,966	$133,386

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

     Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied these post-trial motions and there was no reduction in damages against SSI. Mr. Hsu was awarded an additional $431,000 for attorneys’ fees and expenses incurred since the judgment was rendered in November 2001. The total judgment against SSI together with post judgment interest and attorneys’ fees as of November 29, 2003 aggregated approximately $7.2 million.

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

     In September 1995, CFM Technologies, Inc. and CFMT, Inc. (collectively “CFM”) filed a complaint in United States District Court for the District of Delaware against YieldUP. YieldUP was acquired by the Company in October 1999. YieldUP is now known as SCD Mountain View, Inc., a wholly owned subsidiary of the Company. The complaint alleged that the drying process incorporated in certain YieldUP products infringes a patent held by CFM. On October 14, 1997, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. On June 30, 1998, the United States District Court of Delaware granted CFM’s petition for re-argument of the issue. In 2002, the case was transferred to a different judge and the prior grant of summary judgment was vacated. As a result, the litigation may proceed to trial. CFM is asking for monetary damages and an injunction against YieldUP’s use of the products at issue.

     CFM filed an additional complaint against YieldUP in United States District Court for the District of Delaware on December 30, 1998. The complaint alleged that the cleaning process incorporated in certain of YieldUP’s products infringes two patents held by CFM: U.S. Patent Nos. 4,917,123 and 4,778,532.

     On April 4, 2000, the United States District Court for the District of Delaware granted YieldUP’s motion for summary judgment that the ‘123 and ’532 patents were invalid. On July 29, 2000, the issue of whether CFM or its inventors engaged in inequitable conduct in prosecuting the ‘123 and ’532 patents was tried before the court. On June 6, 2001, the judge issued his opinion finding that the CFM inventors engaged in inequitable conduct during the prosecution of the patent application. On June 7, 2001, the judge ordered that judgment be entered in favor of YieldUP and against CFM on YieldUP’s defenses of lack of enablement and inequitable conduct. In November 2003, the United States Federal Appeals Court reversed both judgments and remanded the case to the United States District Court.

     Representatives from FSI and SCP Global Technologies, Inc., the current owner of the CFM patents allegedly being infringed by YieldUP products, are in settlement discussions. There can be no assurance that an ultimate settlement of all claims will be reached. The terms of any final settlement could have a material adverse impact on FSI, including the payment of licensing fees and other material settlement payments by FSI.

     If a settlement cannot be reached, the Company plans to vigorously defend its intellectual property rights against any and all claims. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. Any loss and associated costs resulting from an unfavorable adjudication could have a material adverse impact on FSI.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this report, except for the historical information contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include the increased industry demand for semiconductor equipment, expected orders, expected revenues, expected net losses and cash burn rate for the second quarter of fiscal 2004, the length and extent of the current industry recovery; order delays or cancellations; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the transition to 300mm products; the level of new orders; the timing and success of current and future product and process development programs; the success of our affiliated distributor; the success of our direct distribution organization; legal proceedings; and the potential impairment of long-lived assets; as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors included in this report. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.

     This discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and footnotes thereto appearing elsewhere in this report.

Application of Critical Accounting Policies and Estimates:

     In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

     Our critical accounting policies and estimates are as follows:

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

     Timing and amount of revenue recognized is dependent on the mix of revenue recognized upon shipment versus acceptance and for revenue recognized upon acceptance, it is dependent upon when customer specific criteria are met.

Valuation of Long-Lived and Intangible Assets

     We assess the impairment of identifiable intangibles and long-lived assets at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

     If we do determine that the carrying value of intangibles and long-lived assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $46.6 million as of November 29, 2003.

     Intangible assets were reviewed for impairment as of August 30, 2003, and were deemed not impaired. We will continue to review intangible assets for impairment on an annual basis or as we deem necessary. See Note 1 of the Notes to Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of the impairment of our investment in our affiliate, Metron Technology.

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

FIRST QUARTER OF FISCAL 2004 COMPARED WITH FIRST QUARTER OF 2003

Industry:

     Industry conditions continue to improve in parallel with strengthening global economic conditions. In the fourth quarter of calendar 2003, worldwide unit demand for semiconductor devices exceeded the 2000 peak level. As a result, factory utilization rates for semiconductor manufacturers are now well above 90%.

     In calendar 2000, worldwide demand for semiconductor equipment was nearly $60 billion. By 2002, demand had decreased 51% to $30 billion. It is anticipated that when calendar 2003 statistics are reported later this quarter, the report will show that 2003 equipment demand has increased slightly to $31 billion.* Given the suppressed spending by customers of semiconductor equipment on new capacity the past few years, it is anticipated by industry analysts that demand for semiconductor equipment could increase by more than 30% in calendar 2004, as compared to calendar 2003.*

     As a result of the improving industry conditions, over the past several months we have experienced a significant increase in total order opportunities. Our order pipeline currently is well above the levels achieved since the industry downturn in 2001. Orders for our Surface Conditioning products increased over 80% to $16.2 million in the first quarter of fiscal 2004 as compared to $9.0 million in the fourth quarter of fiscal 2003. We expect total second quarter orders, primarily for our Surface Conditioning products, to be between $26 and $28 million, representing a 38% to 49% sequential increase.* This guidance includes $3.0 million of orders that were delayed from the first to the second quarter of fiscal 2004. This gives us confidence that the expected increase in Surface Conditioning revenues, starting in the third quarter of fiscal 2004, should more than offset the anticipated decline in POLARIS® Systems and Services revenue as we continue to wind down the business and move toward a service, upgrade and refurbishment and spare part supply model. We expect to ship the final POLARIS® System in the second fiscal quarter of 2004.*

The Company:

     The following table sets forth for the fiscal quarter indicated, certain income and expense items as a percent of our total sales.

	Percent of Sales

	November 29,	November 30,
First quarter ended:	2003	2002

Sales	100.0%	100.0%
Cost of goods sold	53.3	73.7

Gross profit	46.7	26.3
Selling, general and administrative	37.0	33.8
Transition agreement termination fee	—	10.6
Research and development	24.6	32.0

Operating loss	(14.9)	(50.1)
Other income (expense), net	9.2	(38.7)

Losses before income taxes	(5.7)	(88.8)
Income taxes	0.1	0.1
Equity in (losses) earnings of affiliates	1.3	(2.3)

Net loss	(4.5%)	(91.2%)

Sales Revenues and Shipments:

     Sales revenues decreased 13 percent to $22.5 million for the first quarter of fiscal 2004, as compared to $25.9 million for the first quarter of fiscal 2003. Sales revenues for Surface Conditioning increased from $10.9 million in the first quarter of fiscal 2003 to $12.6 million in the first quarter of fiscal 2004. The increase in Surface Conditioning revenues was primarily due to a higher percentage of shipments of equipment to our existing customers who had previously accepted the same type(s) of equipment with the same type(s) of specifications in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. Sales revenues for POLARIS Systems and Services decreased from $15.0 million in the first quarter of fiscal 2003 to $9.9 million in the first quarter of fiscal 2004. The decrease in the PSS revenue was primarily due to our exit, beginning in March 2003, from the resist processing market.

     Shipments in the first quarter of fiscal 2004 decreased to $21 million from $27 million in the first quarter of fiscal 2003. Surface Conditioning shipments were approximately $13 million in both the first quarters of fiscal 2004 and 2003. PSS shipments decreased to $8 million in the first quarter of fiscal 2004 from $14 million in the first quarter of fiscal 2003. The decrease in PSS shipments was primarily due to our exit from the resist processing market.

     International sales were $8.1 million, representing 36% of total sales during the first quarter of fiscal 2004, and $5.8 million, representing 22% of total sales, during the first quarter of fiscal 2003. The increase in international sales occurred primarily in Europe. Because of its broader customer base, Surface Conditioning has higher amounts of international sales than PSS.

     Deferred revenue was approximately $8.7 million as of November 29, 2003. Deferred profit of $4.0 million as of November 29, 2003, as reported on the consolidated balance sheet, reflected deferred revenue less deferred cost of goods sold.

     Based upon our current backlog, deferred revenue, and initial second quarter orders, we have relatively good visibility with respect to the second quarter revenues. We expect second quarter revenues to be flat as compared to the first quarter level, or between $20 and $23 million.* Based upon current PSS backlog and deferred revenue, we expect that approximately 50% of our second quarter revenues will be for our PSS business systems and services.*

Gross Profit:

     Our gross profit margin fluctuates due to a number of factors, including the mix of products sold, as Surface Conditioning products generally have higher margins than the PSS products; the proportion of international sales, as international sales generally have lower margins due to pricing pressures and the level of manufacturing capacity.

     Gross profit as a percentage of sales was 46.7% for the first quarter of fiscal 2004 and was 26.3% for the first quarter of fiscal 2003. The increase in margins was primarily related to the product mix within PSS products as spares, service contracts and upgrades generally have higher margins than equipment.

     During the first quarter of fiscal 2004, we had sales of PSS inventory with an original cost of $1.245 million that had been written down to zero. This was primarily due to sales revenues generated from unanticipated PSS spare parts and upgrades sales. Our gross margin as a percentage of sales in the first quarter of fiscal 2004 would have been 41.1%if we include the original cost of the PSS inventory that had been written down to zero. Gross margin including the original cost of the PSS inventory that had been written down to zero is not calculated in accordance with generally accepted accounting principals (“GAAP”). Our management believes that the presentation of gross margin including the original cost of the PSS inventory that had been written down to zero provides a useful analysis of our ongoing operating trends and helps investors compare our operating performance period over period.

     The following is a reconciliation of our first quarter fiscal 2004 gross margin calculated in accordance with GAAP to our first quarter fiscal 2004 gross margin before the impact of the sales of PSS inventory that had previously been written down to zero (in thousands):

	First Quarter				First Quarter
	Ended (GAAP)	% of			Ended (Non-GAAP)	% of
	November 29, 2003	Sales	Adjustment		November 29, 2003	Sales

Sales	$22,491				$22,491
Cost of Goods Sold	$11,996		$1,245	(1)	$13,241

Gross Margin	$10,495	46.7%			$9,250	41.1%

(1) Original cost of PSS inventory sold that had been written down to zero.

     We will continue to try to sell the impaired inventory to our customers as spares, refurbished systems and upgrades to existing systems. If unsuccessful, some of the items will be disposed of. Any sales of the impaired inventory will be disclosed. Gross margins will be higher if inventory carried at a reduced cost is sold.

     Gross profit margins are expected to decrease to 39% to 42% of revenues for the second quarter of fiscal 2004, due to the mix of lower margin PSS business, the placement of initial products at new accounts and continued underutilization of our manufacturing capacities, partially offset by anticipated use of PSS inventory that was previously written down to zero.

Selling, General and Administrative Expenses:

     Selling, general and administrative expenses decreased 5% to $8.3 million in the first quarter of fiscal 2004, as compared to $8.8 million in the first quarter of fiscal 2003. The decrease was related to our cost reduction efforts related primarily to the corporate reorganization in the third quarter of fiscal 2003 and the wind down of the Microlithography business.

     Based upon our current operations, we expect the dollar amount of selling, general and administrative expenses in the second quarter of fiscal 2004 to be in the range of $8.3 to $8.6 million.*

Transition Agreement Termination Fee:

     In the first quarter of fiscal 2003, we recorded a non-cash charge of approximately $2.8 million associated with the early termination of the distribution agreements with Metron Technology. See Note 3 of the Notes to the Consolidated Financial Statement in the Company’s Annual Report on Form 10-K for the 2003 fiscal year for a discussion of the termination of our distribution agreements with Metron Technology.

Research and Development Expenses:

     Research and development expenses were $5.5 million for the first quarter of fiscal 2004 and $8.3 million for the first quarter of fiscal 2003. The decrease was primarily due to the reduction of engineering resources as a result of our decision to exit the resist processing market in March 2003. The majority of our research and development investment is focused on expanding the applications capabilities of our products and our product portfolio.

     Based upon current operations, research and development expenses for the second quarter of fiscal 2004 are expected to be in the range of $5.3 to $5.5 million.*

Other Income (Expense), Net:

     Other income (expense), net was approximately $2.1 million of income for the first quarter of fiscal 2004, as compared to $10.0 million of expense for the first quarter of fiscal 2003. In the first quarter of fiscal 2003, we recorded a $10.2 million impairment charge related to our investment in Metron Technology. In the first quarter of fiscal 2004, we recorded a $2.0 million gain on the sale of approximately 627,000 shares of Metron Technology common stock. As of January 13, 2004, we owned about 1.5 million shares of Metron Technology stock.

     Interest income for the second quarter of fiscal 2004 is expected to be between $75,000 to $100,000, given our current cash position and the anticipated interest rates.* This assumes no additional sales of Metron Technology stock.

Income Tax (Benefit) Expense:

     Our deferred tax assets on the balance sheet as of November 29, 2003 have been fully reserved for with a valuation allowance. We do not expect to significantly reduce our valuation allowance until we are consistently profitable on a quarterly basis.

     Overall, we have net operating loss carryforwards for federal purposes of approximately $125.7 million, which will begin to expire in fiscal 2011 through fiscal 2023 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year.

Equity in Earnings (Losses) of Affiliates:

     The equity in earnings (losses) of affiliates was approximately $284,000 of income for the first quarter of fiscal 2004, compared to approximately $603,000 of losses for the first quarter of fiscal 2003. The first quarter fiscal 2003 loss was primarily related to losses from Metron Technology. The first quarter fiscal 2004 income was primarily due to profitable operations at m•FSI, our Japanese-based 49 percent owned affiliate.

     We expect to report equity in losses of affiliates between $50,000 to $100,000 in the second quarter of fiscal 2004 from m•FSI.*

Net Loss:

     Assuming that we can achieve the expected revenues, gross margin, operating expenses and affiliate loss levels, we expect to report a net loss of approximately $4.5 to $5.5 million in the second quarter of fiscal 2004.*

Liquidity and Capital Resources:

     Our cash, restricted cash and cash equivalents were approximately $36.9 million as of November 29, 2003, an increase of $1.3 million from the end of fiscal 2003. The net increase in cash, restricted cash, and cash equivalents was due primarily to proceeds from the sale of marketable securities of $2.6 million, net of $1.3 million of funds used for operations and $0.4 million of property, plant and equipment acquisitions.

     Marketable securities were approximately $6.8 million as of November 29, 2003, a decrease of $1.4 million from the end of fiscal 2003. The net decrease was due to the sale of $2.4 million of marketable securities net of a market increase of $1.0 million.

     Accounts receivable increased $0.2 million from the end of fiscal 2003. Trade accounts receivable from non-affiliates decreased $0.9 million from the end of fiscal 2003. Trade accounts receivable from affiliates increased $1.1 million from the end of fiscal 2003. The decrease in trade accounts receivable from non-affiliates related primarily to the timing of shipments to non-affiliates during the first quarter of fiscal 2004 as compared to during the fourth quarter of fiscal 2003. The increase in trade accounts receivable from affiliates related primarily to shipments to affiliates of $2.1 million in the first quarter of fiscal 2004 as compared to $1.8 million in the fourth quarter of fiscal 2003.

     Inventory decreased approximately $0.8 million to $18.7 million at November 29, 2003, as compared to $19.5 million at the end of fiscal 2003. The decrease in inventory was primarily in finished goods inventory related to the timing of tool shipments. Inventory reserves were $22.7 million at November 29, 2003, of which 17% of the reserves related to Surface Conditioning and 83% related to PSS. This compares to reserves of $24.7 million at the end of fiscal 2003, of which 15% related to Surface Conditioning and 85% related to PSS.

     As of November 29, 2003, our current ratio was 3.5 to 1.0, and working capital was $61.3 million.

     Our contractual cash obligations related to operating leases at November 29, 2003 are summarized as follows (in thousands):

Last nine months of fiscal 2004	$822
Fiscal 2005	656
Fiscal 2006	293
Fiscal 2007	49
Fiscal 2008	44
First three months of fiscal 2009	11
Thereafter	61

Total	$1,936

     As previously discussed, we have outstanding litigation regarding the Hsu matter. The total judgment against SSI together with post judgment interest as of November 29, 2003 aggregated approximately $7.2 million. SSI and the individual defendants have filed an appeal on a variety of grounds. In the third quarter of fiscal 2002, we posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, we entered into a letter of credit in the amount of $2.5 million with the surety company. In November 2003, due to concerns related to our fiscal 2003 losses, the bonding company required us to increase the letter of credit to $5.0 million. This letter of credit is collateralized with restricted cash of approximately the same amount. During fiscal 2003 and the first quarter of fiscal 2004, we entered into guarantees of $257,000 related to auto leases and payroll requirements in Europe. These guarantees were collateralized with $276,000 of restricted cash. The total balance of restricted cash as of November 29, 2003 was $6.0 million.

     In accordance with our Israel distribution agreement with Metron Technology, if we give notice of a termination other than because of a breach of the agreement by Metron Technology, we are obligated to repurchase spare parts in Metron Technology’s inventory. The balance of spare parts in Metron Technology’s inventory as of November 29, 2003 was approximately $200,000.

     Acquisitions of property, plant and equipment were $0.4 million in the first quarter of fiscal 2004 and $2.4 million in the first quarter of fiscal 2003. We expect capital expenditures to be between $750,000 and $1.0 million in fiscal 2004.* Depreciation and amortization for fiscal 2004 is expected to be between approximately $8.0 and $8.5 million.*

     At the second quarter expected run rate, we anticipate using between $4.0 and $5.0 million of cash for operations in the second quarter of fiscal 2004.* The cash usage is expected to be primarily for the purchase of inventory required for the anticipated placement of additional immersion systems and for working capital and general corporate purposes.* We believe that with existing cash, cash receipts, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet our currently projected working capital requirements, and to meet other cash requirements through at least fiscal 2004.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies particularly those that are complementary to our surface conditioning business.* We may fund such activities with additional equity or debt financing.* The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.*

Off-Balance Sheet Arrangements:

     We do not have any off-balance sheet arrangements.

New Accounting Pronouncements:

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (VIEs). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. VIEs are entities in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. The provisions of FIN 46 become effective to the Company during the second quarter of its fiscal year ending August 28, 2004. The Company is currently evaluating the effect of this FASB interpretation to its consolidated financial statements.

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

     The microelectronics industry experiences periodic downturns, which may have a negative effect on our sales and operating results. Our business depends on the amounts that manufacturers of microelectronics spend on capital equipment. The amounts they spend on capital equipment depend on the existing and expected demand for semiconductor devices and products that use semiconductor devices. The microelectronics industry has experienced downturns in business activity in the past. When a downturn occurs, some semiconductor manufacturers experience lower demand and increased pricing pressure for their products. As a result, they are likely to purchase less semiconductor processing equipment and have sometimes delayed making decisions to purchase capital equipment. In some cases, semiconductor manufacturers have canceled or delayed orders for our products. Typically, the semiconductor equipment industry has experienced more pronounced decreases in net sales than the semiconductor industry as a whole.

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

     As a result of the wind down of the Microlithography business, we will be operating as a smaller company with a decrease in revenues. We may lose some of our competitive advantages, including economies of scales, and may incur higher procurement costs. Furthermore, as a smaller company, we may face competitive disadvantages in obtaining future orders due to industry consolidation and customer’s increasing reliance on large manufacturers capable of supporting multiple customer needs. We will be relying on revenues generated by our Surface Conditioning products to cover our operating expenses, corporate overhead, existing facility charges and other fixed costs. Because of the decrease in revenues, we will need to reduce expenses and cash usage. In the third quarter of fiscal 2003, we implemented additional cost reduction and restructuring programs, including a reduction in headcount and other fixed costs.* It is our goal to restructure the company to a level in which we expect to be cash flow neutral at $20 million to $25 million in quarterly revenues.* There can be no assurance that we will be successful in achieving our restructuring goals. Our inability to implement cost reduction or restructuring actions may adversely affect our cash flows and results of operations.

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

     We expect to spend a significant amount of time and resources to develop new systems and enhance existing systems. In light of the long product development cycles inherent in our industry, we will make these expenditures well in advance of the prospect of deriving revenue from the sale of any new systems. Our ability to commercially introduce and successfully market any new systems is subject to a wide variety of challenges during this development cycle, including start-up bugs, design defects and other matters that could delay introduction of these systems to the marketplace. In addition, since our customers are not obligated by long-term contracts to purchase our systems, our anticipated product orders may not materialize or orders that do materialize may be canceled. As a result, if we do not achieve market acceptance of new products, we may not be able to realize sufficient sales of our systems in order to recoup research and development expenditures. The failure of any of our new products, for example the MAGELLAN®, to achieve market acceptance would harm our business, financial condition, and results of operations and cash flows.

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

     Our stock price has been volatile in the past and may continue to be so in the future. In the first quarter of fiscal 2004, our stock price ranged from $4.35 to $6.67 per share and in the 2003 fiscal year, our stock price ranged from $2.07 to $5.54 per share.

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

     The profits or losses of our affiliate, m•FSI Ltd., can also significantly affect our financial results. As of November 29, 2003, we had a 49% interest in m•FSI. If this affiliate loses the business of a significant company for which it distributes or sells products, loses a significant customer, or otherwise became less financially viable, it could have a negative effect on our financial condition.

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

     m•FSI sometimes engages in so-called “hedging” or risk-reducing transactions to try to limit the negative effects that the devaluation of foreign currencies relative to the U.S. dollar could have on operating results. m•FSI will do so if a sale denominated in a foreign currency is sufficiently large to justify the costs of hedging. To hedge a sale, m•FSI typically will commit to buy U.S. dollars and sell the foreign currency at a given price at a future date. If the customer cancels the sale, m•FSI may be forced to buy U.S. dollars and sell the foreign currency at market rates to meet its hedging obligations and may incur a loss in doing so. To date, the hedging activities of m•FSI have not had any significant negative effect on us.

     Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region starting in March 2003, we incur labor, service and other expenses in foreign currencies. As of November 29, 2003, we had not entered into any hedging activities and our foreign currency transaction loss for the first quarter of fiscal 2004 was insignificant. We intend to evaluate various hedging activities and other options to minimize fluctuations in interest and currency exchange rates. There is no assurance that we will be successful in minimizing foreign exchange rate risks and such failure may reduce our international sales or negatively impact our operating results.

     Because of the need to meet and comply with numerous foreign regulations and policies, the potential for change in the political and economic environments in foreign jurisdictions and the difficulty of managing business overseas, we may not be able to sustain our historical level of international sales.

     We operate in a global market. In the first quarter of fiscal 2004, approximately 36% of our sales revenue derived from sales outside of the United States. In fiscal 2003, approximately 38% of our sales revenue derived from sales outside the United States. In fiscal 2002, approximately 29% of our sales revenue derived from sales outside the United States. In fiscal 2001, approximately 60% of our sales revenue derived from sales outside the United States. These figures include sales through Metron Technology and m•FSI, which accounted for 16% of international sales in the first quarter of fiscal 2004, 45% of international sales in fiscal 2003, 67% of international sales in fiscal 2002, and 85% of international sales in fiscal 2001. We expect that international sales will continue to represent a significant portion of total sales. Sales to customers outside the United States involve a number of risks, including the following:

•	imposition of government controls;

•	compliance with U.S. export laws and foreign laws;

•	political and economic instability;

•	trade restrictions;

•	changes in taxes and tariffs;

•	longer payment cycles;

•	difficulty of administering business overseas; and

•	general economic conditions.

     In particular, the Japanese and Asia Pacific markets are extremely competitive. The semiconductor device manufacturers located there are very aggressive in seeking price concessions from suppliers, including equipment manufacturers like us. In the first quarter of fiscal 2004, approximately 25% of our international sales were attributable to these markets.

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

     If our significant customers, including IBM, Texas Instruments, Sandia National Labs, Motorola, STMicroelectronics or Philips Semiconductor, reduce, delay, or cancel orders, then our operating results could suffer. Our largest customers have changed from year to year, however, sales to our top five customers accounted for approximately 74% of total sales in the first quarter of fiscal 2004, 59% of total sales in fiscal 2003, 53% of total revenues in fiscal 2002 and 46% of total revenues in fiscal 2001. Texas Instruments accounted for 31% of total sales in the first quarter of fiscal 2004, 24% of total sales in fiscal 2003, 29% of total revenues in fiscal 2002 and 14% of total revenues in fiscal 2001. Sandia National Labs accounted for 20% of total sales in the first quarter of fiscal 2004. Motorola accounted for 10% of total sales in the first quarter of fiscal 2004. STMicroelectronics accounted for 10% of total sales in the first quarter of fiscal 2004. IBM accounted for approximately 14% of total sales in fiscal 2003 and 11% of total revenues in fiscal 2002. Philips Semiconductor accounted for approximately 10% of our total revenues in fiscal 2001. We currently have no long-term sales commitments with any of our customers. Instead, we generally make sales under purchase orders. Our backlog at August 30, 2003 was $25.6 million, of which 66.2% was comprised of orders from two customers. All orders are subject to cancellation or delay by the customer.

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

     Accounting policies affecting many other aspects of our business, including rules relating to purchase accounting for business combinations, revenue recognition, in-process research and development charges, employee stock purchase plans and stock option grants, have recently been revised or are under review. Changes to those rules or the questioning of our current accounting practices may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statement and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

     We do not intend to pay dividends.

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. As of November 29, 2003 our investments in affiliates included a 49% interest in m•FSI Ltd., which operates in Japan. We also own a 12% interest in Metron Technology which operates mainly in Europe, Asia Pacific and the United States. We denominate all U.S. export sales in U.S. dollars. Our investment in Metron Technology is currently accounted for as marketable securities and is subject to market fluctuations related to the stock price. During the first quarter of fiscal 2004, Metron Technology’s stock price ranged from $3.59 to $5.20.

     Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region starting in March 2003, we have and will continue to incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* As of November 29, 2003, we had not entered into any hedging activities and our foreign currency transaction loss for the first quarter of fiscal 2004 was insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.

     We do not have significant exposure to changing interest rates as all material outstanding debt was repaid on September 3, 1999. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $437,000 based on cash, restricted cash, cash equivalents and marketable security balances as of November 29, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied these post-trial motions and there was no reduction in damages against SSI. Hsu was awarded an additional $431,000 for attorneys’ fees and expenses incurred since the judgment was rendered in November 2001. The total judgment against SSI together with post judgment interest and attorneys’ fees as of November 29, 2003 aggregated approximately $7.2 million.

     SSI and the individual defendants have filed an appeal on a variety of grounds and we posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, we entered into a letter of credit in the amount of $2.5 million with a surety company. In November 2003, due to concerns related to our fiscal 2003 losses, the bonding company required us to increase the letter of credit to $5.0 million. This letter of credit was collateralized with restricted cash of approximately the same amount.

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

     In September 1995, CFM Technologies, Inc. and CFMT, Inc. (collectively “CFM”) filed a complaint in United States District Court for the District of Delaware against YieldUP, now known as SCD Mountain View, Inc., our wholly owned subsidiary. The complaint alleged that the drying process incorporated in certain YieldUP products infringes a patent held by CFM. On October 14, 1997, the United States District Court held that CFM had failed to produce evidence on three separate elements of the patent claim. On June 30, 1998, the United States District Court of Delaware granted CFM’s petition for re-argument of the issue. In 2002, the case was transferred to a different judge and the prior grant of summary judgment was vacated. As a result, the litigation may proceed to trial. CFM is asking for monetary damages and an injunction against YieldUP’s use of the products at issue.

     CFM filed an additional complaint against YieldUP in United States District Court for the District of Delaware on December 30, 1998. The complaint alleged that the cleaning process incorporated in certain of YieldUP’s products infringes two patents held by CFM: U.S. Patent Nos. 4,917,123 and 4,778,532.

     On April 4, 2000, the United States District Court for the District of Delaware granted YieldUP’s motion for summary judgment that the ‘123 and ‘532 patents were invalid. On July 29, 2000, the issue of whether CFM or its inventors engaged in inequitable conduct in prosecuting the ‘123 and ‘532 patents was tried before the court. On June 6, 2001, the judge issued his opinion finding that the CFM inventors engaged in inequitable conduct during the prosecution of the patent application. On June 7, 2001, the judge ordered that judgment be entered in favor of YieldUP and against CFM on YieldUP’s defenses of lack of enablement and inequitable conduct. In November 2003, the United States Federal Appeals Court reversed both judgments and remanded the case to the United States District Court.

     Representatives from FSI and SCP Global Technologies, Inc., the current owner of the CFM patents allegedly being infringed by YieldUP products, are in settlement discussions. There can be no assurance that an ultimate settlement of all claims will be reached. The terms of any final settlement could have a material adverse impact on FSI, including the payment of licensing fees and other material settlement payments by FSI.

     If a settlement cannot be reached, we plan to vigorously defend our intellectual property rights against any and all claims. A loss, if any, resulting from an unfavorable adjudication, cannot presently be estimated. Any loss and associated costs resulting from an unfavorable adjudication could have a material adverse impact on FSI.

ITEM 2. Change in Securities

     None

ITEM 3. Defaults upon Senior Securities

     None

ITEM 4. Submission of Matters to a Vote of Security Holders

     None

ITEM 5. Other Information

     None

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 6 Exhibits and Reports on Form 8-K

(a)(3)	Exhibits

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation (5)

2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)

2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (6)

3.1	Restated Articles of Incorporation of the Company. (2)

3.2	Restated and amended By-Laws. (9)

3.5	Articles of Amendment of Restated Articles of Incorporation (7)

3.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Shares.(3)

4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent (3)

4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent. (4)

4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent. (8)

4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May 22, 1997, as amended on March 26, 2008 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights Agent. (10)

4.5	Form of Purchase Agreement, dated April 4, 2002. (11)

4.6	Schedule of Purchasers which have executed the Form of Purchase Agreement, dated April 4, 2002. (12)

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

31.2	Certification by Principal Finance and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(filed herewith)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 8-A, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A2, filed by the Company on April 9, 2002, SEC File No. 0-17276, and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on April 5, 2002, SEC File No. 0-17276, and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 dated April 12, 2002, SEC File No. 333-86148, and incorporated by reference.

(b)	Reports on Form 8-K

We filed with the Securities and Exchange Commission a current report on Form 8-K on October 23, 2003, disclosing under “Item 5 Other Events” that we issued a press release on October 21, 2003 and filing under “Item 7 Financial Statements and Exhibits” a copy of the press release, dated October 21, 2003 and furnishing under “Item 12 Results of Operations and Financial Condition” that we discussed in our web-cast conference call held on October 21, 2003 certain historical financial information.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC.

[Registrant]

DATE: January 13, 2004

	By:	/s/ Patricia M. Hollister
Patricia M. Hollister, Chief Financial Officer on behalf of the Registrant and as Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation (5)	Incorporated by reference.

2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)	Incorporated by reference.

2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (6)	Incorporated by reference.

3.1	Restated Articles of Incorporation of the Company. (2)	Incorporated by reference.

3.2	Restated and amended By-Laws. (9)	Incorporated by reference.

3.5	Articles of Amendment of Restated Articles of Incorporation (7)	Incorporated by reference.

3.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Shares.(3)	Incorporated by reference.

4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent (3)	Incorporated by reference.

4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent. (4)	Incorporated by reference.

4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent. (8)	Incorporated by reference.

4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May 22, 1997, as amended on March 26, 2008 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights Agent. (10)	Incorporated by reference.

4.5	Form of Purchase Agreement, dated April 4, 2002. (11)	Incorporated by reference.

4.6	Schedule of Purchasers which have executed the Form of Purchase Agreement, dated April 4, 2002. (12)	Incorporated by reference.

31.1	Certification by Principal Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 8-A, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A2, filed by the Company on April 9, 2002, SEC File No. 0-17276, and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on April 5, 2002, SEC File No. 0-17276, and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 dated April 12, 2002, SEC File No. 333-896148, and incorporated by reference.