Form 10-Q
period 2004-02-28
FSI INTERNATIONAL INC
filed 2004-04-08
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2004

or

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

Common Stock, No Par Value – 29,868,000 shares outstanding as of March 31, 2004.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I. Item 1. FINANCIAL INFORMATION

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
FEBRUARY 28, 2004 AND AUGUST 30, 2003

ASSETS
(unaudited)
(in thousands)

	February 28,	August 30,
	2004	2003
Current assets:
Cash and cash equivalents	$27,446	$32,191
Restricted cash	6,017	3,350
Marketable securities	4,491	8,218
Trade accounts receivable, net of allowance for doubtful accounts of $1,326 and $1,235, respectively	21,795	14,091
Trade accounts receivable from affiliates	3,368	3,487
Inventories, net	21,263	19,461
Prepaid expenses and other current assets	5,190	4,844

Total current assets	89,570	85,642

Property, plant and equipment, at cost	102,884	102,514
Less accumulated depreciation and amortization	(70,459)	(67,646)

	32,425	34,868
Investment in affiliates	7,205	6,306
Intangibles, net	3,190	4,322
Deposits and other assets	2,066	2,248

	$134,456	$133,386

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
FEBRUARY 28, 2004 AND AUGUST 30, 2003
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	February 28,	August 30,
	2004	2003
Current liabilities:
Trade accounts payable	$7,881	$4,220
Accrued expenses	16,761	15,642
Deferred profit	6,294	3,233
Deferred profit with affiliates	1,641	1,291

Total current liabilities	32,577	24,386
Long-term accrued expenses	1,500	—
Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized, none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 29,822 and 29,655 shares, respectively	225,365	224,717
Accumulated deficit	(128,696)	(121,604)
Accumulated other comprehensive income	3,710	5,887

Total stockholders’ equity	100,379	109,000

	$134,456	$133,386

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED FEBRUARY 28, 2004 AND MARCH 1, 2003
(unaudited)
(in thousands, except per share data)

	February 28,	March 1,
	2004	2003
Sales (including sales to affiliates of $4,254 and $3,754, respectively)	$22,265	$21,281
Cost of sales	10,954	33,694

Gross margin	11,311	(12,413)
Selling, general and administrative expenses	11,887	8,617
Write-down of fixed assets	—	7,000
Research and development expenses	5,504	8,714

Operating loss	(6,080)	(36,744)
Interest expense	(8)	(28)
Interest income	76	177
Other income, net	41	43

Loss before income taxes	(5,971)	(36,552)
Income taxes	12	25

Loss before equity in loss of affiliates	(5,983)	(36,577)
Equity in loss of affiliates	(94)	(831)

Net loss	($6,077)	($37,408)

Net loss per common share – basic and diluted	($0.20)	($1.27)
Weighted average common shares	29,734	29,530
Weighted average common and potential common shares	29,734	29,530

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2004 AND MARCH 1, 2003
(unaudited)
(in thousands, except per share data)

	February 28,	March 1,
	2004	2003
Sales (including sales to affiliates of $5,577 and $8,859, respectively)	$44,756	$47,213
Cost of sales	22,950	52,811

Gross margin	21,806	(5,598)
Selling, general and administrative expenses	20,194	17,373
Transition agreement termination fee	—	2,750
Write-down of fixed assets	—	7,000
Research and development expenses	11,044	17,012

Operating loss	(9,432)	(49,733)
Impairment of investment in affiliate	—	(10,195)
Interest expense	(21)	(58)
Interest income	156	327
Other income, net	2,040	83

Loss before income taxes	(7,257)	(59,576)
Income taxes	25	50

Loss before equity in earnings (loss) of affiliates	(7,282)	(59,626)
Equity in earnings (loss) of affiliates	190	(1,434)

Net loss	($7,092)	($61,060)

Net loss per common share –basic and diluted	($0.24)	($2.07)
Weighted average common shares	29,696	29,498
Weighted average common and potential common shares	29,696	29,498

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2004 AND MARCH 1, 2003
(unaudited)
(in thousands)

	February 28,	March 1,
	2004	2003
OPERATING ACTIVITIES:
Net loss	($7,092)	($61,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities	(1,972)	—
Patent infringement settlement costs	3,400	—
Write-down of fixed assets	—	7,000
Impairment of investment in affiliate	—	10,195
Transition agreement termination fee	—	2,750
Depreciation	3,023	5,064
Amortization	1,132	1,181
Provision for allowance for doubtful accounts	200	—
Write-off of accounts receivable	(109)	(11)
Equity in (earnings) loss of affiliates	(190)	1,434
Loss on disposal of equipment	9	—
Changes in operating assets and liabilities:
Trade accounts receivable	(7,676)	(6,681)
Inventories	(1,802)	25,213
Prepaid expenses and other current assets	(346)	(330)
Trade accounts payable	3,661	(2,209)
Accrued expenses	(781)	(1,644)
Other accounts payable to affiliates	—	(1,423)
Deferred profit	3,411	2,577

Net cash used in operating activities	(5,132)	(17,944)

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(589)	(2,571)
Maturities of marketable securities	—	5,709
Sale of marketable securities	2,559	—
Decrease in deposits and other assets	182	44

Net cash provided by investing activities	2,152	3,182

FINANCING ACTIVITIES:
Increase in restricted cash	(2,667)	(16)
Net proceeds from issuance of common stock	648	379

Net cash (used in) provided by financing activities	(2,019)	363

Effect of exchange rate changes on cash	254	—

Decrease in cash and cash equivalents	(4,745)	(14,399)
Cash and cash equivalents at beginning of period	32,191	55,028

Cash and cash equivalents at end of period	$27,446	$40,629

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(1) Description of Business and Summary of Significant Accounting Policies

     Description of Business

     FSI International, Inc. is a global supplier of surface conditioning equipment (process equipment used to etch and clean organic and inorganic materials from the surface of a silicon wafer), technology and support services for microelectronics manufacturing. The Company’s broad portfolio of batch and single-wafer cleaning products includes process technologies for immersion (a method used to clean silicon wafers by immersing the wafer in multiple tanks filled with process chemicals), spray (sprays chemical mixtures, water and nitrogen in a variety of sequences on to the microelectronic substrate), vapor (utilizes gas phase chemistries to selectively remove sacrificial surface films) and CryoKinetic (a momentum transfer process used to remove non-chemically bonded particles from the surface of a microelectronic device). The Company’s support services programs provide product and process enhancements to extend the life of installed FSI equipment, enabling worldwide customers to realize a higher return on their capital equipment.

     The Company has been winding down its Microlithography business since mid-March of fiscal 2003. The Company has transitioned the Microlithography business to a POLARIS® Systems and Services (“PSS”) organization to focus on supporting the more than 350 installed POLARIS® Systems.

     FSI International’s customers include microelectronics manufacturers located throughout North America, Europe, Japan and the Asia Pacific region.

     Consolidated Condensed Financial Statements

     The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments, except as disclosed in the notes) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes to the financial statements included in the Company’s Annual 10-K Report for the fiscal year ended August 30, 2003, previously filed with the Securities and Exchange Commission.

     Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. If the Company’s equipment sales involve sales to its existing customers who have previously accepted the same type(s) of equipment with the same type(s) of specifications, the Company accounts for the product sales as a multiple element arrangement. The Company recognizes the equipment revenue upon shipment and transfer of title. The other multiple elements also include installation and training. Equipment installation revenue is valued based on estimated service person hours to complete installation and published or quoted service labor rates and is recognized when the labor has been completed. Training revenue is valued based on published training class prices and is recognized when the customers complete the training classes. The published or quoted service labor rates and training class prices are rates actually charged and billed to the Company’s customers.

     All other product sales with customer specific acceptance provisions are recognized upon customer acceptance. Future revenues may be negatively impacted if the Company is unable to meet customer-specific acceptance criteria. Revenue related to spare parts sales is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

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

     If the Company determines that the carrying value of intangibles and long-lived assets may not be recoverable, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $44.9 million as of February 28, 2004.

     The Company amortizes intangible assets on a straight-line basis over their estimated economic lives which range from two to nine years. The estimated aggregate amortization of intangible assets for the next five years is: $1,133,000 in the last six months of fiscal 2004; $690,000 in fiscal 2005; $436,000 in fiscal 2006; $436,000 in fiscal 2007; $435,000 in fiscal 2008; and $60,000 in the first quarter of fiscal 2009.

     The Company has no intangible assets with indefinite useful lives. Intangible assets as of February 28, 2004 and August 30, 2003 consisted of the following (in thousands):

	As of February 28, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$9,150	$7,981	$1,169
Patents	4,285	2,264	2,021
License fees	500	500	—
Other	420	420	—

	$14,355	$11,165	$3,190

	As of August 30, 2003
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$9,150	$7,066	$2,084
Patents	4,285	2,047	2,238
License fees	500	500	—
Other	420	420	—

	$14,355	$10,033	$4,322

     Intangible assets were reviewed for impairment during the fourth quarter of fiscal 2003, and were deemed not impaired. The Company will continue to review intangible assets for impairment on an annual basis or as it deems necessary.

     The Company’s investment in its affiliate, Metron Technology, was accounted for by the equity method of accounting until the beginning of the fourth quarter of fiscal 2003. While the Company determined at August 30, 2002 that its investment in Metron Technology was not other than temporarily impaired, its decision on October 8, 2002 to use Metron Technology shares with a value of $2.38 to settle the termination fee payment with Metron Technology triggered an impairment loss on that date for all of the shares it held. Accordingly, the difference between the $6.17 per share carrying value and the $2.38 per share value agreed upon for purposes of the termination fee on the shares held was recorded as a non-cash impairment charge of $10.2 million in the quarter ended November 30, 2002. The $2.38 per share value reflected the average closing price of the common stock of Metron Technology for the five business days prior to the execution of the Transition Agreement related to the termination of the distribution agreements between the Company and Metron Technology.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

     Upon completion of the termination of the distribution agreements with Metron Technology, the Company’s ownership in Metron Technology was reduced from approximately 21% to 17%. As a result, the Company began to account for its investment in Metron Technology as a marketable equity security available-for-sale and carries the investment at fair market value per the closing price of Metron Technology’s stock as reported on the Nasdaq National Market.

     During the first quarter of fiscal 2004, the Company sold 627,000 shares of Metron Technology stock and its ownership in Metron Technology was approximately 12% as of February 28, 2004. The Company recorded a gain of approximately $2.0 million related to the sale of the 627,000 shares of Metron Technology stock. As of February 28, 2004, the fair market value of its investment in Metron was $4,491,000, including unrealized holding gains of $3,087,000. The fair value of Metron Technology is subject to stock market fluctuations. The stock price of Metron Technology ranged from $2.76 to $5.20 per share during the first half of fiscal 2004. Under the Company’s policy, the Company will continue to review its long-term investment in affiliates for other than temporary impairment as deemed necessary.

     The Company routinely considers whether indicators of impairment of its property and equipment assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the asset in question is less than its carrying value. If less, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. Fair value is determined by discounted estimated future cash flows, appraisals or other methods deemed appropriate. If the asset determined to be impaired is to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset is less than the asset’s carrying value.

     Investment in Affiliate

     The Company’s investment in affiliate consists of a 49% interest in m•FSI Ltd. This investment is accounted for by the equity method utilizing a two-month lag due to the affiliate’s year end.

     The Company defers recognition of the profit on sales to its affiliate which remain in the affiliates’ inventory based on the Company’s ownership percentage of the affiliate.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

     Warranty provisions and claims for the quarters and six months ended February 28, 2004 and March 1, 2003 are as follows (in thousands):

	Quarters Ended		Six Months Ended
	February 28,	March 1,	February 28,	March 1,
	2004	2003	2004	2003
Beginning balance	$5,122	$5,594	$5,201	$5,865
Plus warranty provisions	(111)	1,542	71	1,655
Less warranty claims	217	875	478	1,259

Ending balance	$4,794	$6,261	$4,794	$6,261

     Foreign Currency Translation

     Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates. Operating results for investees and foreign subsidiaries are translated into U.S. dollars using the average or actual rates of exchange prevailing during the period. The foreign currency translation adjustment is included in the accumulated other comprehensive income account in stockholders’ equity.

     Net Loss Per Common Share

     Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share is computed using the treasury stock method to compute the weighted average number of common stock outstanding assuming the conversion of potential dilutive common shares. Net loss per share does not include the effect of common stock equivalents as their inclusion would be antidilutive. The number of shares excluded from the computation of net loss per share was 3,965,000 for the second quarter and first half of fiscal 2004 and 3,483,000 for the second quarter and first half of fiscal 2003.

     Derivative Instruments and Hedging Activities

     The Company does not use derivative financial instruments for trading or speculative purposes. The Company did not engage in any hedging activities during the first half of fiscal 2004 or the first half of fiscal 2003.

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

     Employee Stock Plans

     In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company elected to continue to apply the provisions of Accounting Principles Board’s Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock option and stock purchase plans and therefore is not required to recognize compensation expense in connection with these plans as long as the quoted market price of the Company’s stock at the date of grant equals the amount the employee must pay to acquire the stock. Companies that continue to use APB No. 25 are required to present in the notes to the consolidated financial statements, on an annual basis, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value of options granted. With the adoption of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company began reporting this information on a quarterly basis in the third quarter of fiscal 2003.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

     The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company recognized no compensation expense in the first half of fiscal 2004 or the first half of fiscal 2003 under APB No. 25.

     If the Company had elected to recognize compensation cost for the stock option plan and employee stock purchase plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net loss and net loss per common share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Quarters Ended		Six Months Ended
	February 28,	March 1,	February 28,	March 1,
	2004	2003	2004	2003
As reported net loss	($6,077)	($37,408)	($7,092)	($61,060)
Stock compensation expense	(950)	(1,149)	(1,785)	(2,298)

Pro forma net loss	($7,027)	($38,557)	($8,877)	($63,358)

Net loss per share – basic and diluted:
As reported	($0.20)	($1.27)	($0.24)	($2.07)
Pro forma	($0.24)	($1.31)	($0.30)	($2.15)

     In calculating the pro forma compensation, the fair value of each stock option grant and stock purchase right under the Employees Stock Purchase Plan (ESPP) is estimated on the date of grant using the Black-Sholes option pricing model and the following assumptions:

	Quarters Ended		Six Months Ended
	February 28,	March 1,	February 28,	March 1,
	2004	2003	2004	2003
Stock Options:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	72.0%	73.2%	72.4%	73.2%
Risk-free interest rate	3.1%	3.5%	3.2%	3.5%
Expected life (in years)	5.0	5.2	5.0	5.2
ESPP:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	72.0%	73.2%	72.4%	73.2%
Risk-free interest rate	1.0%	1.2%	1.0%	1.2%
Expected life (in years)	0.5	0.5	0.5	0.5

     The weighted average grant date fair value, based on the Black-Scholes option pricing model, for options granted in the second quarter of fiscal 2004 was $4.57 per share, for options granted in the first half of fiscal 2004 was $4.55 per share, and for options granted in the second quarter and first half of fiscal 2003 was $1.92 per share.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

     New Accounting Pronouncements

     In December 2002, the Emerging Issues Task Force issued Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. This issue is applicable to the Company for revenue arrangements entered into beginning in the first quarter of fiscal 2004. The adoption of EITF 00-21 did not have an effect on the Company’s consolidated financial statements.

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB104). SAB104 updates the guidance in Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” and incorporates the separation criteria for revenue arrangements with multiple deliverables from the ETIF 00-21, “Revenue Arrangements with Multiple Deliverables.” The adoption of SAB104 did not have an impact on the Company’s consolidated financial statements.

     Reclassifications

     Certain second quarter and first half of fiscal 2003 amounts have been reclassified to conform to the current year presentation.

(2) Wind down of Microlithography business

     In March 2003, the Company announced that it was winding down the Microlithography business due to uncertain economic conditions and the weak semiconductor industry forecast. The Company has transitioned the Microlithography business to focus on supporting the more than 350 installed POLARIS® Systems. See Note 2 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the 2003 fiscal year for a discussion of the wind down of the Microlithography business.

     Prior to the wind down of the Microlithography business, approximately 292 of the Company’s 714 employees worked in this business. As of February 28, 2004, approximately 119 of the Company’s 512 employees worked in this business. The Company recorded $2.7 million in severance expenses in fiscal 2003. The severance expenses and payments are summarized as follows (in thousands):

		Amount Paid or
	Amount	Utilized through	Accrual at
	Charged	February 28,	February 28,
	2003	2004	2004
Severance cost	$2,700	$2,580	$120

     In the second quarter of fiscal 2004, the Company had sales of PSS inventory with an original cost of $139,000 that had been previously written down to zero. In the first half of fiscal 2004, the Company had sales of PSS inventory with an original cost of $1.384 million that had been previously written down to zero. This was primarily due to sales revenues generated from unanticipated PSS spare parts and upgrades sales.

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

(4) Inventories, net

     Inventories, net are summarized as follows (in thousands):

	February 28,	August 30,
	2004	2003
Finished products	$3,915	$3,108
Work-in-process	10,714	9,891
Subassemblies	560	443
Raw materials and purchased parts	6,074	6,019

	$21,263	$19,461

(5) Accrued expenses

     Accrued expenses, current and long-term, are summarized as follows (in thousands):

	February 28,	August 30,
	2004	2003
Commissions	$299	$173
Salaries and benefits	2,283	2,294
Product warranty	4,794	5,201
Professional fees	3,094	3,418
Patent litigation settlement, current portion	2,500	600
Income taxes	1,296	1,270
Other	2,495	2,686

Total current accrued expenses	$16,761	$15,642

Patent litigation settlement – long-term	$1,500	$—

(6)	Supplementary cash flow information

        The following summarizes supplementary cash flow items (in thousands):

	Six Months Ended
	February 28,	March 1,
	2004	2003
Interest paid, net	$21	$58
Income taxes received, net	—	($19)

(7)	Comprehensive income

        Other comprehensive income pertains to revenues, expenses, gains and losses that are not included in the net loss but rather are recorded directly in stockholders’ equity. For the quarter and six months ended February 28, 2004, other comprehensive income consisted of the foreign currency translation adjustment and unrealized holding gains in investments. For the second quarter and six months ended March 1, 2003, the only item of other comprehensive income was related to the foreign currency translation adjustment.

        For the second quarters and six months ended February 28, 2004 and March 1, 2003, comprehensive income (loss) amounted to (in thousands):

	February 28,	March 1,
	2004	2003
For the Quarters Ended
Net loss	($6,077)	($37,408)
Items of other comprehensive income (loss) -
Foreign currency translation	215	53
Unrealized holding gains on investments	(2,275)	—

Comprehensive loss	($8,137)	($37,355)

For the Six Months Ended
Net loss	($7,092)	($61,060)
Items of other comprehensive income (loss) -
Foreign currency translation	963	259
Unrealized holding gains on investments	(3,140)	—

Comprehensive loss	($9,269)	($60,801)

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(8)	Segment information

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

     Segment information is as follows (in thousands):

	Quarters Ended
	February 28,	March 1,
	2004	2003
Sales to external customers:
SC	$9,880	$14,671
PSS	12,385	6,610

Total	$22,265	$21,281

Segment gross margin:
SC	$4,987	$6,516
PSS	6,324	(18,929)

Total	$11,311	($12,413)

Segment operating (loss) income:
SC	($6,734)	($2,425)
PSS	654	(34,319)

Total segment operating loss	(6,080)	(36,744)
Other income, net	109	192
Income tax expense	12	25
Equity in losses of affiliates	(94)	(831)

Net loss	($6,077)	($37,408)

Capital expenditures:
SC	$—	$—
PSS	—	24
Corporate	218	129

Total capital expenditures	$218	$153

Depreciation expense:
SC	$939	$1,328
PSS	505	1,174

Total depreciation expense	$1,444	$2,502

Amortization expense:
SC	$566	$584
PSS	—	—

Total amortization expense	$566	$584

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

	Six Months Ended
	February 28,	March 1,
	2004	2003
Sales to external customers:
SC	$22,506	$25,576
PSS	22,250	21,637

Total	$44,756	$47,213

Segment gross margin:
SC	$9,518	$10,196
PSS	12,288	(15,794)

Total	$21,806	($5,598)

Segment operating (loss) income:
SC	($10,618)	($8,784)
PSS	1,186	(40,949)

Total segment operating loss	(9,432)	(49,733)
Impairment of investment in affiliates	—	(10,195)
Other income, net	2,175	352
Income tax expense	25	50
Equity in earnings (loss) of affiliates	190	(1,434)

Net loss	($7,092)	($61,060)

Capital expenditures:
SC	$344	$1,864
PSS	—	227
Corporate	245	480

Total capital expenditures	$589	$2,571

Depreciation expense:
SC	$2,148	$2,724
PSS	875	2,340

Total depreciation expense	$3,023	$5,064

Amortization expense:
SC	$1,132	$1,181
PSS	—	—

Total amortization expense	$1,132	$1,181

	As of
	February 28,	August 30,
	2004	2003
Identifiable assets:
SC	$65,940	$58,925
PSS	15,321	14,791
Corporate	53,195	59,670

Total assets	$134,456	$133,386

     In the quarter and six months ended February 28, 2004, the segment operating losses for Surface Conditioning included $3.4 million of expense related to the patent litigation settlement in February 2004. In the six months ended March 1, 2003, the segment operating loss for each division included $1.4 million related to the early termination of the distribution agreements with Metron Technology. In the quarter and the six months ended March 1, 2003, gross margin and operating loss for PSS reflected a $19.0 million charge related to an inventory reserve that was recorded to cost of goods sold based on estimated future sales and recoverability, specifically related to the wind down of the Microlithography business. In addition, the operating loss for PSS for the quarter and six months ended March 1, 2003 also reflected a $7.0 million write down of property, plant and equipment assets of the Microlithography business to estimated realizable value.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(9)	Litigation

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

     Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied these post-trial motions and there was no reduction in damages against SSI. Mr. Hsu was awarded an additional $431,000 for attorneys’ fees and expenses incurred since the judgment was rendered in November 2001. The total judgment against SSI together with post judgment interest and attorneys’ fees as of February 28, 2004, aggregated approximately $7.4 million.

     SSI and the individual defendants have filed an appeal on a variety of grounds, and the Company posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, the Company entered into a letter of credit of $5.0 million with a surety company. The letter of credit is collateralized with restricted cash of a similar amount.

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

     On January 3, 2001, Mattson Technology, Inc. (“Mattson”) completed the merger of the semiconductor equipment division of Steag Electronic Systems AG and CFM and established its wet products division. With the merger completed, Mattson assumed responsibility for the two suits CFM filed against YieldUP. Then, on March 17, 2003, SCP Global Technologies (“SCP”) acquired the wet product division of Mattson, including CFMT, Inc., and assumed responsibility for the two lawsuits.

     On February 19, 2004, the Company and SCP announced that they settled the two patent infringement lawsuits pending in the United States District Court for the District of Delaware. In an effort to settle these lawsuits, the Company acknowledged the validity and enforceability of the patents, but disputed that any of its products infringed upon the claims of the patents.

     The Company agreed to pay SCP $4.0 million for a release from past infringement claims and a prospective license under all four patents asserted against the Company in the two lawsuits. The release applies to all purchasers of the Company’s products containing its Surface Tension Gradient (“STG®”) technology. The prospective license applies to all end-user customers of the Company’s products subject to certain limitations. In addition, the Company agreed to supply SCP customers, at a pre-established price, its rinse/dry kits to implement its STG® technology for certain applications.

     The Company made an initial payment of $2.5 million on March 1, 2004 and will make additional payments of $750,000 on both the first and second anniversaries of the effective date of the settlement agreement. As a result, the Company recorded a $3.4 million charge to earnings in its second quarter of fiscal 2004. The Company had previously recorded a $0.6 million charge to earnings associated with this litigation.

     For further information on the history of the complaints, see Item 1, Legal Proceedings of Part II, Other Information, in the Company’s Form 10-Q for the quarter ended November 24, 2003, filed with the Securities and Exchange Commission on January 12, 2004.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this report, except for the historical information, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include the increased industry demand for semiconductor equipment, expected orders, expected revenues, financial performance and cash burn rate for the third quarter of fiscal 2004, the length and extent of the current industry recovery; order delays or cancellations; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the transition to 300mm products; the level of new orders; the timing and success of current and future product and process development programs; the success of our affiliated distributor in Japan; the success of our direct distribution organization; legal proceedings; and the potential impairment of long-lived assets; as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors included in this report. Readers also are cautioned not to place undue reliance on these forward-looking statements, as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.

     This discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and footnotes thereto appearing elsewhere in this report.

Application of Critical Accounting Policies and Estimates

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

Revenue Recognition

     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. If our equipment sales involve sales to our existing customers who have previously accepted the same type(s) of equipment with the same type(s) of specifications, we account for the product sales as a multiple element arrangement. We recognize the equipment revenue upon shipment and transfer of title. The other multiple elements also include installation and training. Equipment installation revenue is valued based on estimated service person hours to complete an installation and published or quoted service labor rates and is recognized when the labor has been completed. Training revenue is valued based on published training class prices and is recognized when the customers complete the training classes. The published or quoted service labor rates and training class prices are rates actually charged and billed to our customers.

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

     If we do determine that the carrying value of intangibles and long-lived assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $44.9 million as of February 28, 2004.

     Intangible assets were reviewed for impairment during the fourth quarter of fiscal 2003, and were deemed not impaired. We will continue to review intangible assets for impairment on an annual basis or as we deem necessary. See Note 1 of the Notes to Consolidated Financial Statements in this quarterly report on Form 10-Q for a discussion of the impairment of our investment in our affiliate, Metron Technology.

Product Warranty Estimation

     We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, anticipated releases of new products and other factors. The warranty periods typically range from 12 to 24 months. Although management believes the likelihood to be relatively low, claims experience could be materially different from actual results because of the introduction of new, more complex products; a change in our warranty policy in response to industry trends, competition or other external forces; manufacturing changes that could impact product quality; or as yet unrecognized defects in products sold.

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

Allowance for Doubtful Accounts Estimation

     Management must make estimates of the uncollectibility of our accounts receivables. The most significant risk is the risk of sudden unexpected deterioration in financial condition of a significant customer which is not considered in the allowance. Management specifically analyzes accounts receivables and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Results could be materially impacted if the financial condition of a significant customer deteriorated and related receivables are deemed uncollectible.

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

SECOND QUARTER AND FIRST HALF OF FISCAL 2004 COMPARED WITH SECOND QUARTER AND FIRST HALF OF 2003

Industry

     During the first half of fiscal 2004, industry conditions have continued to improve in parallel with strengthening global economic conditions. For the past several months, unit demand for semiconductors, the products our customers produce, has been exceeding the 2000 peak monthly levels. Factory utilization rates of our customers remain at 90 percent as of February 2004, with many leading-edge fabs running at or near their capacity limits.

     In calendar 2000, worldwide demand for semiconductor or integrated circuit manufacturing equipment was nearly $56 billion. In calendar 2003, the demand for equipment had decreased to $29 billion. Given the managed spending by our customers on new capacity the past few years, it is anticipated that the demand for semiconductor manufacturing equipment could increase by nearly 40 percent in calendar 2004 as compared to 2003.* Analysts are forecasting that the increase in spending will be led by Asian semiconductor manufacturers.*

     As a result of the improving industry conditions, we continue to see an increase in the total amount of order opportunities that we are tracking. The order pipeline at the end of the second quarter of fiscal 2004 was well above levels at the end of the first quarter of fiscal 2004 and is reflective of the current industry optimism.*

     Our orders for the second quarter increased approximately 70 percent from the first quarter fiscal 2004 level. In the quarter we recognized a substantial increase in orders for Surface Conditioning systems; orders for both Surface Conditioning and POLARIS® Systems and Services spare parts, services and upgrades increased from the first quarter level.

     We expect total third quarter orders to be between $35 and $40 million.* This represents a 10 to 25 percent increase over the $32 million of second quarter orders.* We expect third quarter orders to be primarily for our Surface Conditioning products; however, we anticipate follow-on orders for POLARIS® Systems under our “Refresh” or system refurbishment program.*

     Many of the device manufacturers that have delayed investing in 300mm capacity are now expanding or upgrading their existing fabs. As a result, demand for our 200mm ZETA® and ANTARES® products is growing. In addition, we are seeing much stronger demand for our MERCURY® and EXCALIBUR® Legacy products. Demand for legacy products has been growing the last several months as availability of these products in the used equipment market has declined.

The Company

     The following table sets forth on a consolidated basis, for the fiscal periods indicated, certain income and expense items as a percent of total sales.

	Percent of Sales		Percent of Sales
	Quarter Ended		Six Months Ended
	February 28,	March 1,	February 28,	March 1,
	2004	2003	2004	2003
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.2	158.3	51.3	111.9

Gross margin	50.8	(58.3)	48.7	(11.9)
Selling, general and administrative	53.4	40.5	45.1	36.8
Transition agreement termination fee	—	—	—	5.8
Write-down of fixed assets	—	32.9	—	14.8
Research and development	24.7	41.0	24.7	36.0

Operating loss	(27.3)	(172.7)	(21.1)	(105.3)
Other income (expense), net	0.5	0.9	4.9	(20.9)

Loss before income taxes	(26.8)	(171.8)	(16.2)	(126.2)
Income taxes	0.1	0.1	0.1	0.1
Equity in (loss) earnings of affiliates	(0.4)	(3.9)	0.4	(3.0)

Net loss	(27.3)%	(175.8)%	(15.9)%	(129.3)%

Sales Revenue and Shipments

     Sales revenue increased to $22.3 million for the second quarter of fiscal 2004, as compared to $21.3 million for the second quarter of fiscal 2003. The increase was due to sales revenue increases for POLARIS® Systems and Services from $6.6 million in the second quarter of fiscal 2003 to $12.4 million in the second quarter of fiscal 2004, partially offset by sales revenue decreases for Surface Conditioning from $14.7 million in the second quarter of fiscal 2003 to $9.9 million in the second quarter of fiscal 2004. Sales revenue decreased to $44.8 million for the first half of fiscal 2004, as compared to $47.2 million for the first half of fiscal 2003. The decrease was due to sales revenue decreases for Surface Conditioning from $25.6 million in the first half of fiscal 2003 to $22.5 million in the first half of fiscal 2004, partially offset by sales revenue increases for PSS from $21.6 million in the first half of fiscal 2003 to $22.3 million in the first half of fiscal 2004. The decrease in Surface Conditioning sales revenue in the fiscal 2004 periods relates primarily to the decline in shipments.

     Shipments in the second quarter of fiscal 2004 decreased slightly to $27.1 million from $27.2 million for the second quarter of fiscal 2003. Surface Conditioning shipments decreased to $15.7 million in the second quarter of fiscal 2004 from $20.8 million in the second quarter of fiscal 2003, and PSS shipments increased to $11.3 million in the second quarter of fiscal 2004 from $6.4 million in the second quarter of fiscal 2003. Shipments in the first half of fiscal 2004 decreased to $47.6 million from $54.0 million in the first half of fiscal 2003. Surface Conditioning shipments decreased to $28.6 million in the first half of fiscal 2004 from $33.9 million in the first half of fiscal 2003, and PSS shipments decreased to $19.0 million in the first half of fiscal 2004 from $20.1 million in the first half of fiscal 2003. The decrease in Surface Conditioning shipments in the fiscal 2004 periods relates primarily to lower bookings in the fourth quarter of fiscal 2003 and first quarter of fiscal 2004 as compared to bookings in the fourth quarter of fiscal 2002 and first quarter of fiscal 2003.

     Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance, therefore depending on timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or, due to timing of acceptance, sales revenue may exceed shipments.

     International sales revenue was $8.6 million, representing 39% of total sales revenue, during the second quarter of fiscal 2004 and $5.7 million, representing 27% of total sales revenue, during the second quarter of fiscal 2003. Approximately 81% of Surface Conditioning second quarter of fiscal 2004 sales were to international customers. International sales revenue was $16.7 million, representing 37% of total sales revenue, during the first half of fiscal 2004 and $11.5 million, representing 24% of total sales revenue, during the first half of fiscal 2003. The increases in the fiscal 2004 periods related primarily to Surface Conditioning sales in Europe.

     Deferred revenue was approximately $13.5 million as of February 28, 2004 as compared to $10.7 million as of the end of fiscal 2003. The increase relates primarily to an increase in shipments from $18.6 million in the fourth quarter of fiscal 2003 to $27.1 million in the second quarter of fiscal 2004. Deferred profit was $7.9 million as of February 28, 2004, as reported on the consolidated balance sheet, which reflects deferred revenue less deferred cost of goods sold.

     Based upon the improved industry and economic conditions and our current backlog, we expect third quarter revenues to be between $28 and $30 million, representing a 26 to 35 percent increase from the second quarter level.* Based on the PSS backlog and deferred revenue, we expect that approximately 20% of third quarter fiscal 2004 revenues will be for our PSS business.*

Gross Profit

     Our gross profit margins will fluctuate from quarter to quarter and year to year, depending on the foreign/domestic sales mix, as a result of selling through our affiliate in Japan and due to product mix. Another factor that impacts gross margin is our current manufacturing capacity utilization.

     Gross profit as a percentage of sales for the second quarter of fiscal 2004 was 50.8% as compared to (58.3%) for the second quarter of fiscal 2003. Gross margin as a percentage of sales for the first half of fiscal 2004 was 48.7% as compared to (11.9%) for the first half of fiscal 2003. Improved margins in fiscal 2004 were due to product mix as both Surface Conditioning and PSS had higher percentages of upgrades, spares and service revenue which have higher margins than equipment. The negative gross margin in fiscal 2003 was due to the $19.0 million inventory reserve for PSS inventory. The reserve was recorded to cost of goods sold based on estimated future sales and recoverability, specifically related to the wind-down of the Microlithography business. We determined the $19.0 million inventory reserves by comparing the inventory balance of the Microlithography business as of March 1, 2003 to the inventory balance expected to be used for Microlithography orders in backlog and anticipated orders and adjusted the net inventory balance to its net realizable value.

     During the second quarter of fiscal 2004, we had sales of PSS inventory with an original cost of $139,000 that had been written down to zero. During the first half of fiscal 2004, we had sales of PSS inventory with an original cost of $1.384 million that had been written down to zero. This was primarily due to sales revenues generated from unanticipated PSS spare parts and upgrades sales. Our gross margin as a percentage of sales in the second quarter of fiscal 2004 would have been 50.2% if we included the original cost of the PSS inventory that had been written down to zero. Our gross margin as a percent of sales in the first half of fiscal 2004 would have been 45.6% if we included the original cost of the PSS inventory that had been written down to zero. Gross margin including the original cost of the PSS inventory that had been written down to zero is not calculated in accordance with generally accepted accounting principles (“GAAP”). Our management believes that the presentation of gross margin including the original cost of the PSS inventory that had been written down to zero provides a useful analysis of our ongoing operating trends and helps investors compare our operating performance period over period.

     The following is a reconciliation of our second quarter and first half of fiscal 2004 gross margin calculated in accordance with GAAP to our second quarter and first half of fiscal 2004 gross margin including the original cost of PSS inventory that had previously been written down to zero (in thousands):

	Second Quarter				Second Quarter
	Ended				Ended
	February 28, 2004	% of			February 28, 2004	% of
	(GAAP)	Sales	Adjustment		(Non-GAAP)	Sales
Sales	$22,265				$22,265
Cost of Goods Sold	10,954		$139	(1)	11,093

Gross Margin	$11,311	50.8%			$11,172	50.2%

	Six Months				Six Months
	Ended				Ended
	February 28, 2004	% of			February 28, 2004	% of
	(GAAP)	Sales	Adjustment		(Non-GAAP)	Sales
Sales	$44,756				$44,756
Cost of Goods Sold	22,950		1,384	(1)	24,334

Gross Margin	$21,806	48.7%			$20,422	45.6%

     (1) Original cost of PSS inventory sold that had been written down to zero.

     We will continue to try to sell the impaired inventory to our customers as spares, refurbished systems and upgrades to existing systems. If unsuccessful, some of the items will be disposed. Any sales of the impaired inventory will be disclosed. Gross margins will be higher if inventory carried at a reduced cost is sold.

     Gross profit margins are expected to decrease to 46% to 48% of revenues for the third quarter of fiscal 2004, due to the anticipated change in the mix of product sales to a lower amount of spares and service as a percentage of total revenue.* The third quarter gross margins will also be impacted by continued underutilization of our manufacturing capacities, partially offset by anticipated use of PSS inventory that was previously written down to zero.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $11.9 million in the second quarter of fiscal 2004 as compared to $8.6 million for the second quarter of fiscal 2003. Selling, general and administrative expenses were $20.2 million for the first half of fiscal 2004 as compared to $17.4 million for the same period in fiscal 2003. The increase in selling, general and administrative expense in the second quarter and first half of fiscal 2004 related primarily to $3.4 million of expense incurred to settle the patent infringement litigation in February 2004 and the addition of direct sales and service operations in Europe and Asia in March 2003.

     We expect the dollar amount of selling, general and administrative expenses in the third quarter of fiscal 2004 to be in the range of $8.5 and $8.7 million as we expand our service organization to meet increased demand and continue to be impacted by the Euro exchange rate.*

Transition Agreement Termination Fee

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

Write Down of Property, Plant and Equipment

     In the second quarter of fiscal 2003, we conducted a review of the long-lived assets of the PSS business and recorded a write-down of $7.0 million against the property, plant and equipment assets of the PSS business to write the assets down to their estimated fair value. This write-down included a $5.0 million impairment charge for the PSS business facility and a $2.0 million impairment charge related to the PSS business equipment. These impairment charges were based upon our review of the PSS business facility and equipment and their estimated fair values.

Research and Development Expenses

     Research and development expenses were $5.5 million for the second quarter of fiscal 2004 as compared to $8.7 million for the same period in fiscal 2003. Research and development expenses were $11.0 million for the first half of fiscal 2004 as compared to $17.0 million for the same period in fiscal 2003. The decrease in the second quarter and first half of fiscal 2004 was primarily related to the reduction of engineering resources when we exited the resist processing market in March 2003. The majority of our research and development investment is focused on expanding the applications capabilities of our products and our product portfolio.

     Based upon current operations, research and development expenses for the third quarter of fiscal 2004 are expected to be in the range of $5.6 to $5.8 million.*

Other Income, Net

     Other income, net was approximately $109,000 of income for the second quarter of fiscal 2004 and $2.2 million of income for the first half of fiscal 2004 as compared to $192,000 of income for the second quarter of fiscal 2003 and $9.8 million of loss for the first half of fiscal 2003. In the first quarter of fiscal 2004, we recorded a $2.0 million gain on the sale of approximately 627,000 shares of Metron Technology common stock. As of March 31, 2004, we owned about 1.5 million shares of Metron Technology stock. In the first quarter of fiscal 2003, we recorded a $10.2 million impairment charge related to our investment in Metron Technology.

     Other income for the third quarter of fiscal 2004 is expected to be between $75,000 and $125,000, given our current cash position and the anticipated interest rates.* This assumes no additional sales of Metron Technology stock.

Income Taxes

     Our deferred tax assets on the balance sheet as of February 28, 2004 have been fully reserved with a valuation allowance. We do not expect to significantly reduce our valuation allowance until we are consistently profitable on a quarterly basis.*

     Overall, we have net operating loss carryforwards for federal income tax purposes of approximately $125.6 million, which will begin to expire in fiscal 2011 through fiscal 2023 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year.

Equity in Earnings (Loss) of Affiliates

     The equity in earnings (loss) of affiliates was approximately $94,000 of loss for the second quarter of fiscal 2004, compared to approximately $831,000 of loss for the second quarter of fiscal 2003. The equity in earnings (loss) of affiliates was approximately $190,000 of income for the first half of fiscal 2004, compared to $1.4 million of loss for the first half of fiscal 2003. The losses in fiscal 2003 related primarily to Metron Technology. We discontinued accounting for Metron Technology under the equity method during the fourth quarter of fiscal 2003 as discussed in Note 1 of the Notes to Consolidated Condensed Financial Statements.

     We expect to report equity in earnings of affiliates of between $100,000 and $200,000 in the third quarter of fiscal 2004.*

Net Loss

     Assuming that we can achieve the expected revenues, gross margin, operating expenses and affiliate loss levels, we expect breakeven or slightly better financial performance for the third quarter of fiscal 2004.*

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, restricted cash and cash equivalents were approximately $33.5 million as of February 28, 2004, a decrease of $2.1 million from the end of fiscal 2003. The decrease in cash, restricted cash and cash equivalents was primarily due to $5.1 million of cash used in operating activities net of $2.6 million of proceeds on the sale of Metron Technology stock.

     Marketable securities were approximately $4.5 million as of February 28, 2004, a decrease of $3.7 million from the end of fiscal 2003. The net decrease was due to the sale of $2.5 million of marketable securities and a decrease in valuation of marketable securities of $1.2 million.

     Accounts receivable increased $7.6 million from the end of fiscal 2003. Trade accounts receivable from non-affiliates increased $7.7 million from the end of fiscal 2003. Trade accounts receivable from affiliates decreased $0.1 million from the end of fiscal 2003. The increase in trade accounts receivable from non-affiliates related primarily to an increase in non-affiliate shipments from $16.8 million in the fourth quarter of fiscal 2003 to $24.3 million in the second quarter of fiscal 2004.

     Inventory increased approximately $1.8 million to $21.3 million at February 28, 2004 as compared to $19.5 million at the end of fiscal 2003. The increase in inventory was in all inventory categories due to increased Surface Conditioning order activity. Inventory reserves were $22.3 million at February 28, 2004, of which 17% of the reserves related to Surface Conditioning and 83% related to PSS. This compares to reserves of $24.7 million at the end of fiscal 2003, of which 15% related to Surface Conditioning and 85% related to PSS.

     Deferred profit increased $3.4 million to $7.9 million as of February 28, 2004 as compared to $4.5 million as of the end of fiscal 2003. The increase relates primarily to an increase in shipments from $18.6 million in the fourth quarter of fiscal 2003 to $27.1 million in the second quarter of fiscal 2004.

     As of February 28, 2004, our current ratio was 2.7 to 1.0, and working capital was $57.0 million.

     Our contractual cash obligations related to operating leases and patent infringement settlement liability at February 28, 2004 are summarized as follows (in thousands):

	Operating	Patent Infringement
	Leases	Settlement Liability	Total
Last six months of fiscal 2004	$528	$2,500	$3,028
Fiscal 2005	689	750	1,439
Fiscal 2006	293	750	1,043
Fiscal 2007	49	—	49
Fiscal 2008	44	—	44
First six months of fiscal 2009	22	—	22
Thereafter	50	—	50

Total	$1,675	$4,000	$5,675

     As previously discussed, we have outstanding litigation regarding the Hsu matter. The total judgment against SSI, together with post judgment interest as of February 28, 2004, aggregated approximately $7.4 million. SSI and the individual defendants have filed an appeal on a variety of grounds. In the third quarter of fiscal 2002, we posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, we entered into a letter of credit in the amount of $5.0 million with a surety company. This letter of credit is collateralized with restricted cash of a similar amount. During fiscal 2003 and the first half of fiscal 2004, we entered into guarantees of $257,000 related to auto leases and payroll requirements in Europe. These guarantees were collateralized with $276,000 of restricted cash. The total balance of restricted cash as of February 28, 2004 was $6.0 million.

     In accordance with our distribution agreement with Metron Technology in Israel, if we give notice of a termination other than because of a breach of the agreement by Metron Technology, we are obligated to repurchase spare parts in Metron Technology’s inventory. The balance of spare parts in Metron Technology’s inventory as of February 28, 2004 was approximately $165,000.

     Acquisitions of property, plant and equipment were $589,000 in the first half of fiscal 2004 and $2.6 million in the first half of fiscal 2003. We expect capital expenditures, consisting of primarily lab equipment and improvements to operations infrastructure, to be between $1.2 and $1.7 million in fiscal 2004.* Depreciation and amortization for fiscal 2004 is expected to be between approximately $9.0 and $9.5 million.*

     We anticipate using between $3.0 and $4.0 million of cash for operations in the third quarter of fiscal 2004.* The cash usage is expected to be primarily for the purchase of inventory required for the anticipated placement of additional systems, an increase in accounts receivable associated with the expected increase in shipments and the $2.5 million initial payment related to the patent litigation settlement reached in February 2004.* We believe that with existing cash, cash receipts, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet our currently projected working capital requirements, and to meet other cash requirements through at least mid-fiscal 2005.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies, particularly those that are complementary to our surface conditioning business.* We may fund such activities with additional equity or debt financing.* The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.*

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements.

New Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (VIEs). FIN 46 addresses the consolidation by businesses of variable interest entities and requires businesses to consolidate a variable interest entity if it has a variable interest that will absorb a majority of the entity’s expected losses if they occur, or receive a majority of the entity’s expected returns if they occur, or both. In December 2003, the FASB revised FIN 46. For VIEs, the provisions of the revised FIN 46 become effective for the Company during the third quarter of its fiscal year ending August 28, 2004. The Company has assessed its relationships with m•FSI in which the Company has a 49% equity investment. The Company has determined that the investment is not required to be consolidated in the Company’s financial statements pursuant to FIN 46. The adoption of the revised FIN 46 is not expected to have an effect on the Company’s consolidated financial statements.

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

     As a result of the wind down of the Microlithography business, we are operating as a smaller company with a decrease in revenues. We may lose some of our competitive advantages, including economies of scales, and may incur higher procurement costs. Furthermore, as a smaller company, we may face competitive disadvantages in obtaining future orders due to industry consolidation and customers’ increasing reliance on large manufacturers capable of supporting multiple customer needs. We are relying on revenues generated by our Surface Conditioning products to cover our operating expenses, corporate overhead, existing facility charges and other fixed costs. Because of the decrease in revenues, we will need to reduce expenses and cash usage. In the third quarter of fiscal 2003, we implemented additional cost reduction and restructuring programs, including a reduction in headcount and other fixed costs. It is our goal to be cash flow neutral at $20 million to $25 million in quarterly Surface Conditioning revenues.* There can be no assurance that we will be successful in achieving this goal. Our inability to implement cost reduction or restructuring actions may adversely affect our cash flows and results of operations.

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

     We expect to spend a significant amount of time and resources to develop new systems and enhance existing systems. In light of the long product development cycles inherent in our industry, we will make these expenditures well in advance of the prospect of deriving revenue from the sale of any new systems. Our ability to commercially introduce and successfully market any new systems is subject to a wide variety of challenges during this development cycle, including start-up bugs, design defects and other matters that could delay introduction of these systems to the marketplace. In addition, since our customers are not obligated by long-term contracts to purchase our systems, our anticipated product orders may not materialize or orders that do materialize may be canceled. As a result, if we do not achieve market acceptance of new products, we may not be able to realize sufficient sales of our systems in order to recoup research and development expenditures. The failure of any of our new products, for example the MAGELLAN®, to achieve market acceptance would harm our business, financial condition and results of operations and cash flows.

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

     Because of consolidations in the semiconductor equipment industry we serve and other competitive factors, our management will seek to acquire additional product lines, technologies and businesses if suitable opportunities develop. Acquisitions may result in the issuance of our stock, which may dilute our shareholders’ ownership interests and reduce earnings per share. Acquisitions also may increase debt levels and the related goodwill and other intangible assets, which could have a significant negative effect on our financial condition and operating results. In addition, acquisitions involve numerous risks, including:

•	difficulties in absorbing the new business, product line or technology;

•	diversion of management’s attention from other business concerns;

•	entering new markets in which we have little or no experience; and

•	possible loss of key employees of the acquired business.

     Because of the volatility of our stock price, the ability to trade FSI shares may be adversely affected and our ability to raise capital through future equity financing may be reduced.

     Our stock price has been volatile in the past and may continue to be so in the future. In the first half of fiscal 2004, our stock price ranged from $4.35 to $9.24 per share and in the 2003 fiscal year, our stock price ranged from $2.07 to $5.54 per share.

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

     The profits or losses of our affiliate, m•FSI Ltd., can also significantly affect our financial results. As of February 28, 2004, we had a 49% interest in m•FSI. If this affiliate loses the business of a significant company for which it distributes or sells products, loses a significant customer or otherwise became less financially viable, it could have a negative effect on our financial condition.

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

     Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region starting in March 2003, we incur labor, service and other expenses in foreign currencies. As of February 28, 2004, we had not entered into any hedging activities and our foreign currency transaction loss for the second quarter and the first half of fiscal 2004 was insignificant. We intend to evaluate various hedging activities and other options to minimize fluctuations in interest and currency exchange rates. There is no assurance that we will be successful in minimizing foreign exchange rate risks and such failure may reduce our international sales or negatively impact our operating results.

     Because of the need to meet and comply with numerous foreign regulations and policies, the potential for change in the political and economic environments in foreign jurisdictions and the difficulty of managing business overseas, we may not be able to sustain our historical level of international sales.

     We operate in a global market. In the first half of fiscal 2004, approximately 37% of our sales revenue derived from sales outside of the United States. For fiscal 2003, approximately 38% of our sales revenue derived from sales outside the United States. For fiscal 2002, approximately 29% of our sales revenue derived from sales outside the United States. For fiscal 2001, approximately 60% of our sales revenue derived from sales outside the United States. These figures include sales through Metron Technology and m•FSI, which accounted for 33% of international sales in the first half of fiscal 2004, 45% of international sales in fiscal 2003, 67% of international sales in fiscal 2002 and 85% of international sales in fiscal 2001. We expect that international sales will continue to represent a significant portion of total sales. Sales to customers outside the United States involve a number of risks, including the following:

•	imposition of government controls;

•	compliance with U.S. export laws and foreign laws;

•	political and economic instability;

•	trade restrictions;

•	changes in taxes and tariffs;

•	longer payment cycles;

•	difficulty of administering business overseas; and

•	general economic conditions.

     In particular, the Japanese and Asia Pacific markets are extremely competitive. The semiconductor device manufacturers located there are very aggressive in seeking price concessions from suppliers, including equipment manufacturers like us. In the first half of fiscal 2004, approximately 38% of our international sales were attributable to these markets.

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

     The microelectronics equipment industry is highly competitive. We face substantial competition throughout the world. We believe that to remain competitive we will need significant financial resources to offer a broad range of products, to maintain customer service and support, and to invest in research and development. We believe that the microelectronics industry is becoming increasingly dominated by large manufacturers who have the resources to support customers on a worldwide basis. Some of our competitors have substantially greater financial, marketing and customer-support capabilities than us. Large equipment manufacturers have or may enter the market areas in which we compete. In addition, smaller, emerging microelectronics equipment companies provide innovative technology. We expect that our competitors will continue to improve the design and performance of their existing products and processes. We also expect them to introduce new products and processes with better performance and pricing. We cannot guarantee that we will continue to compete effectively in the United States or elsewhere. We may be unable to continue to invest in marketing, research and development and engineering at the levels we believe necessary to maintain our competitive position. Our failure to make these investments could have a significant negative impact on our business, operating results and financial condition.

     Because we do not have long-term sales commitments with our customers, if these customers decide to reduce, delay or cancel orders or choose to deal with our competitors, then our results will be adversely affected.

     If our significant customers, including IBM, Texas Instruments, Sandia National Labs or Philips Semiconductor, reduce, delay, or cancel orders, then our operating results could suffer. Our largest customers have changed from year to year; however, sales to our top five customers accounted for approximately 62% of total sales in the first half of fiscal 2004, 59% of total sales in fiscal 2003, 53% of total revenues in fiscal 2002 and 46% of total revenues in fiscal 2001. Texas Instruments accounted for 30% of total sales in the first half of fiscal 2004, 24% of total sales in fiscal 2003, 29% of total revenues in fiscal 2002 and 14% of total revenues in fiscal 2001. Sandia National Labs accounted for 15% of total sales in the first half of fiscal 2004. IBM accounted for approximately 14% of total sales in fiscal 2003 and 11% of total revenues in fiscal 2002. Philips Semiconductor accounted for approximately 10% of our total revenues in fiscal 2001. We currently have no long-term sales commitments with any of our customers. Instead, we generally make sales under purchase orders. Our backlog at August 30, 2003 was $25.6 million, of which 66.2% was comprised of orders from two customers. All orders are subject to cancellation or delay by the customer.

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

     We attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures. However, we believe that our financial performance will depend more upon the innovation, technological expertise and marketing abilities of our employees than on such protection. In connection with our intellectual property rights, we face the following risks:

•	our pending patent applications may not be issued or may be issued with more narrow claims;

•	patents issued to us may be challenged, invalidated or circumvented;

•	rights granted under issued patents may not provide competitive advantages to us;

•	foreign laws may not protect our intellectual property rights; and

•	others may independently develop similar products, duplicate our products or design around our patents.

     As is typical in the semiconductor industry, we occasionally receive notices from others alleging infringement claims. We have been involved in patent infringement litigation in the past and we could become involved in similar lawsuits or other patent infringement claims in the future. We cannot guarantee the outcome of such lawsuits or claims, which may have a significant negative effect on our business or operating results.

     We are currently exposed to various risks related to legal proceedings or claims.

     We currently are, and in the future, may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, contracts or other matters. These legal proceedings and claims, whether with or without merit, could be time-consuming and expensive to prosecute or defend, and could divert management’s attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings or claims. If we are not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms and/or successfully prosecute or defend its position, our business, financial condition and results of operations could be materially and adversely affected.

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

     Accounting for equity compensation under future accounting changes may adversely impact our expected financial results.

     Under current accounting rules, we do not record charges to our financial statements in connection with the grant at fair market value of employee stock options and employee stock purchase plan shares. However, we expect these accounting rules to change. These new option-related expenses may affect our future operating results.

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

     Accounting policies affecting many other aspects of our business, including rules relating to purchase accounting for business combinations, revenue recognition and in-process research and development charges, have recently been revised or are under review. Changes to those rules or the questioning of our current accounting practices may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statement and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

     We do not intend to pay dividends.

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. As of February 28, 2004 our investments in affiliates included a 49% interest in m•FSI Ltd., which operates in Japan. We also own a 12% interest in Metron Technology which operates mainly in Europe, Asia Pacific and the United States. We denominate all U.S. export sales in U.S. dollars. Our investment in Metron Technology is currently accounted for as marketable securities and is subject to market fluctuations related to the stock price. During the first half of fiscal 2004, Metron Technology’s stock price ranged from $2.76 to $5.20.

     Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region starting in March 2003, we have and will continue to incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* As of February 28, 2004, we had not entered into any hedging activities and our foreign currency transaction loss for the first half of fiscal 2004 was insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.

     We do not have significant exposure to changing interest rates as all material outstanding debt was repaid in 1999. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $380,000 based on cash, restricted cash, cash equivalents and marketable security balances as of February 28, 2004.

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

Hsu was awarded an additional $431,000 for attorneys’ fees and expenses incurred since the judgment was rendered in November 2001. The total judgment against SSI together with post judgment interest and attorneys’ fees as of February 28, 2004 aggregated approximately $7.4 million.

     SSI and the individual defendants have filed an appeal on a variety of grounds and we posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, we entered into entered into a letter of credit of $5.0 million with a surety company. This letter of credit is collateralized with restricted cash of a similar amount.

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

     On January 3, 2001, Mattson Technology, Inc. (“Mattson”) completed the merger of the semiconductor equipment division of Steag Electronic Systems AG and CFM and established its wet products division. With the merger completed, Mattson assumed responsibility for the two suits CFM filed against YieldUP. Then, on March 17, 2003, SCP Global Technologies (“SCP”) acquired the wet product division of Mattson, including CFMT, Inc., and assumed responsibility for the two lawsuits.

     On February 19, 2004, FSI International, Inc. (“FSI) and SCP announced that they settled the two patent infringement lawsuits pending in the United States District Court for the District of Delaware. In an effort to settle these lawsuits, we acknowledged the validity and enforceability of the patents, but disputed that any of our products infringed upon the claims of the patents.

     We agreed to pay SCP $4.0 million for a release from past infringement claims and a prospective license under all four patents asserted against us in the two lawsuits. The release applies to all purchasers of our products containing its Surface Tension Gradient (“STG®”) technology. The prospective license applies to all end-user customers of our products subject to certain limitations. In addition, we agreed to supply SCP customers, at a pre-established price, its rinse/dry kits to implement its STG® technology for certain applications.

     We made an initial payment of $2.5 million on March 1, 2004 and will make additional payments of $750,000 on both the first and second anniversaries of the effective date of the settlement agreement. As a result, we recorded a $3.4 million charge to earnings in the second quarter of fiscal 2004. We had previously recorded a $0.6 million charge to earnings associated with this litigation.

     For further information on the history of the complaints, see Item 1, Legal Proceedings of Part II, Other Information, in the Company’s Form 10-Q for the quarter ended November 24, 2003, filed with the Securities and Exchange Commission on January 12, 2004.

ITEM 2. Change in Securities

     None

ITEM 3. Defaults upon Senior Securities

     None

ITEM 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on January 21, 2004, the shareholders approved the following:

(1)	Election of two Class II Directors to serve three-year terms. The nominated directors were elected as follows:

Director-Nominee	Votes For	Votes Against	Broker Withheld
Willem D. Maris	21,142,965	—	6,103,030
Krishnamurthy Rajagopal	25,463,392	—	1,782,603

James A. Bernards and Donald S. Mitchell, as Class I Directors, and Terrence W. Glarner and Charles R. Wofford, as Class III Directors, continue to serve as our directors.

(2)	Proposal to approve an amendment to our 1997 Omnibus Stock Plan to increase the aggregate number of shares of our common stock reserved for issuance thereunder by 300,000. Our shareholders approved the proposal as follows:

Votes For	Votes Against	Abstentions	Broker Non Votes
9,930,086	8,035,344	20,726	9,259,839

(3)	Proposal to approve an amendment to our Employees Stock Purchase Plan to increase the aggregate number of shares of our common stock reserved for issuance thereunder by 250,000. Our shareholders approved the proposal as follows:

Votes For	Votes Against	Abstentions	Broker Non Votes
17,396,622	567,335	22,199	9,259,839

(4)	Proposal to ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending August 28, 2004. Our shareholders approved the proposal as follows:

Votes For	Votes Against	Abstentions	Broker Non Votes
22,629,530	4,563,543	52,922	—

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

     (b) Reports on Form 8-K

We filed with the Securities and Exchange Commission a current report on Form 8-K on December 19, 2003, disclosing under “Item 5 Other Events” that we issued a press release on December 18, 2003, filing under “Item 7 Financial Statements and Exhibits” a copy of the press release, dated December 18, 2003 and furnishing under “Item 12 Results of Operations and Financial Condition” certain historical financial information that we discussed in our web-cast conference call held on December 18, 2003.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC.

[Registrant]

DATE: April 8, 2004

By:	/s/ Patricia M. Hollister

Chief Financial Officer
on behalf of the Registrant and as Principal Financial Officer

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and Yield UP International Corporation (5)	Incorporated by reference.

2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)	Incorporated by reference.

2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (6)	Incorporated by reference.

3.1	Restated Articles of Incorporation of the Company. (2)	Incorporated by reference.

3.2	Restated and amended By-Laws. (9)	Incorporated by reference.

3.5	Articles of Amendment of Restated Articles of Incorporation. (7)	Incorporated by reference.

3.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Shares.(3)	Incorporated by reference.

4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent. (3)	Incorporated by reference.

4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent. (4)	Incorporated by reference.

4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent. (8)	Incorporated by reference.

4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May 22, 1997, as amended on March 26, 2008 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights Agent. (10)	Incorporated by reference.

4.5	Form of Purchase Agreement, dated April 4, 2002. (11)	Incorporated by reference.

4.6	Schedule of Purchasers which have executed the Form of Purchase Agreement, dated April 4, 2002. (12)	Incorporated by reference.

31.1	Certification by Principal Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 8-A, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A2, filed by the Company on April 9, 2002, SEC File No. 0-17276, and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on April 5, 2002, SEC File No. 0-17276, and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 dated April 12, 2002, SEC File No. 333-896148, and incorporated by reference.