Form 10-Q
period 2004-05-29
FSI INTERNATIONAL INC
filed 2004-07-08
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2004

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

Common Stock, No Par Value – 29,890,000 shares outstanding as of July 2, 2004

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I. Item 1. FINANCIAL INFORMATION

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
MAY 29, 2004 AND AUGUST 30, 2003

ASSETS
(unaudited)
(in thousands)

	May 29,	August 30,
	2004	2003
Current assets:
Cash and cash equivalents	$24,556	$32,191
Restricted cash	6,027	3,350
Marketable securities	4,626	8,218
Trade accounts receivable, net of allowance for doubtful accounts of $1,855 and $1,235, respectively	29,695	14,091
Trade accounts receivable from affiliates	2,356	3,487
Inventories, net	23,305	19,461
Prepaid expenses and other current assets	4,967	4,844

Total current assets	95,532	85,642

Property, plant and equipment, at cost	102,212	102,514
Less accumulated depreciation and amortization	(71,089)	(67,646)

	31,123	34,868
Investment in affiliate	7,796	6,306
Intangibles, net	2,623	4,322
Deposits and other assets	2,039	2,248

	$139,113	$133,386

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MAY 29, 2004 AND AUGUST 30, 2003
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	May 29,	August 30,
	2004	2003
Current liabilities:
Trade accounts payable	$10,104	$4,220
Accrued expenses	16,030	15,642
Deferred profit	4,914	3,233
Deferred profit with affiliates	2,215	1,291

Total current liabilities	33,263	24,386
Long-term liabilities	750	—

Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized; none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 29,873 and 29,655 shares, respectively	225,713	224,717
Accumulated deficit	(124,698)	(121,604)
Accumulated other comprehensive income	4,085	5,887

Total stockholders’ equity	105,100	109,000

	$139,113	$133,386

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MAY 29, 2004 AND MAY 31, 2003
(unaudited)
(in thousands, except per share data)

	May 29,	May 31,
	2004	2003
Sales (including sales to affiliates of $2,703 and $3,965, respectively)	$36,309	$19,445
Cost of sales	16,876	12,500

Gross margin	19,433	6,945

Selling, general and administrative expenses	10,007	11,740
Research and development expenses	5,830	8,298

Operating income (loss)	3,596	(13,093)

Interest expense	(22)	(25)
Interest income	59	131
Other (expense) income, net	55	(46)

Income (loss) before income taxes	3,688	(13,033)

Income taxes	12	25

Income (loss) before equity in earnings (loss) of affiliates	3,676	(13,058)

Equity in earnings (loss) of affiliates	322	(2,590)

Net income (loss)	$3,998	$(15,648)

Net income (loss) per common share:
Basic	$0.13	$(0.53)
Diluted	$0.13	$(0.53)

Weighted average common shares	29,778	29,562
Weighted average common and potential common shares	30,308	29,562

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MAY 29, 2004 AND MAY 31, 2003

(unaudited)
(in thousands, except per share data)

	May 29,	May 31,
	2004	2003
Sales (including sales to affiliates of $8,279 and $12,824, respectively)	$81,065	$66,658
Cost of sales	39,825	65,312

Gross margin	41,240	1,346

Selling, general and administrative expenses	30,201	29,112
Transition agreement termination fee	—	2,750
Write-down of property, plant and equipment	—	7,000
Research and development expenses	16,874	25,310

Operating loss	(5,835)	(62,826)

Impairment of investment in affiliate	—	(10,195)
Interest expense	(43)	(83)
Interest income	215	458
Other income, net	2,095	37

Loss before income taxes	(3,568)	(72,609)

Income taxes	38	75

Loss before equity in earnings (loss) of affiliates	(3,606)	(72,684)

Equity in earnings (loss) of affiliates	512	(4,024)

Net loss	$(3,094)	$(76,708)

Net loss per common share:
Basic	$(0.10)	$(2.60)
Diluted	$(0.10)	$(2.60)

Weighted average common shares	29,749	29,519
Weighted average common and potential common shares	29,749	29,519

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 29, 2004 AND MAY 31, 2003
(unaudited)
(in thousands)

	May 29,	May 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(3,094)	$(76,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of marketable securities	(1,972)	—
Write-down of property, plant and equipment	—	7,000
Impairment of investment in affiliate	—	10,195
Transition agreement termination fee	—	1,352
Depreciation	4,383	7,338
Amortization	1,699	1,747
Provision for allowance for doubtful accounts	735	—
Write-off of accounts receivable	(115)	(10)
Equity in loss (earnings) of affiliates	(512)	4,024
Loss on disposal of equipment	9	—
Changes in operating assets and liabilities:
Trade accounts receivable	(15,093)	(4,720)
Inventories	(3,844)	26,351
Prepaid expenses and other current assets	(123)	(337)
Trade accounts payable	5,884	(4,512)
Accrued expenses	1,138	(2,417)
Other accounts payable to affiliate	—	229
Deferred profit	2,605	3,398

Net cash used in operating activities	(8,300)	(27,070)

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(647)	(3,411)
Maturities of marketable securities	—	5,709
Sale of marketable securities	2,559	—
Decrease in deposits and other assets	209	44

Net cash provided by investing activities	2,121	2,342

FINANCING ACTIVITIES:
Increase in restricted cash	(2,677)	(111)
Net proceeds from issuance of common stock	996	379

Net cash (used in) provided by financing activities	(1,681)	268

Effect of exchange rate changes on cash	225	258

Decrease in cash and cash equivalents	(7,635)	(24,202)

Cash and cash equivalents at beginning of period	32,191	55,028

Cash and cash equivalents at end of period	$24,556	$30,826

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(1) Description of Business and Summary of Significant Accounting Policies

     Description of Business

     FSI International, Inc. (“the Company”) is a global supplier of surface conditioning equipment (process equipment used to etch and clean organic and inorganic materials from the surface of a silicon wafer), technology and support services for microelectronics manufacturing. The Company’s broad portfolio of batch and single-wafer cleaning products includes process technologies for immersion (a method used to clean silicon wafers by immersing the wafer in multiple tanks filled with process chemicals), spray (sprays chemical mixtures, water and nitrogen in a variety of sequences on to the microelectronic substrate), vapor (utilizes gas phase chemistries to selectively remove sacrificial surface films) and CryoKinetic (a momentum transfer process used to remove non-chemically bonded particles from the surface of a microelectronic device). The Company’s support services programs provide product and process enhancements to extend the life of installed FSI equipment, enabling worldwide customers to realize a higher return on their capital equipment.

     The Company announced the winding down of its Microlithography business in March 2003 and transitioned the Microlithography business to a POLARIS® Systems and Services (“PSS”) organization to focus on supporting the more than 350 installed POLARIS® Systems.

     The Company’s customers include microelectronics manufacturers located throughout North America, Europe, Japan and the Asia Pacific region.

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

     Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. If the Company’s equipment sales involve sales to its existing customers who have previously accepted the same type(s) of equipment with the same type(s) of specifications, the Company accounts for the product sale as a multiple element arrangement. The Company recognizes the equipment revenue upon shipment and transfer of title. The other elements may include installation and training. Equipment installation revenue is valued based on estimated service person hours to complete installation and published or quoted service labor rates and is recognized when the labor has been completed. Training revenue is valued based on published training class prices and is recognized when the customers complete the training classes. The published or quoted service labor rates and training class prices are rates actually charged and billed to the Company’s customers.

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

     Other Comprehensive Income (Loss)

     Other comprehensive income (loss) pertains to revenues, expenses, gains and losses that are not included in net income (loss), but rather are recorded directly in stockholders’ equity.

     Cash and Cash Equivalents

     All highly liquid investments purchased with an original effective maturity of three months or less are considered to be cash equivalents.

     Marketable Securities

     The Company classifies its marketable equity securities as available-for-sale and carries these securities at amounts that approximate fair market value.

     Upon completion of the termination of the distribution agreements with Metron Technology in fiscal 2003, the Company’s ownership in Metron Technology was reduced from approximately 21% to 17%. As a result, the Company began to account for its investment in Metron Technology as a marketable equity security available-for-sale and carry the investment at fair market value per the closing price of Metron Technology’s stock as reported on the Nasdaq National Market.

     During the first quarter of fiscal 2004, the Company sold 627,000 shares of Metron Technology stock and its ownership in Metron Technology was approximately 12% as of May 29, 2004. The Company recorded gains of approximately $2.0 million related to the sales of the 627,000 shares of Metron Technology stock during the first quarter of fiscal 2004. As of May 29, 2004, the fair market value of its investment in Metron Technology was $4,626,000, including unrealized holding gains of $3,222,000. The fair market value of Metron Technology is subject to fluctuations. The highest and lowest stock price of Metron Technology per day, as reported by the Nasdaq-NMS, ranged from $2.37 to $5.20 per share during the first nine months of fiscal 2004.

     Trade Accounts Receivable

     Trade accounts receivable are recorded net of an allowance for doubtful accounts.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

     Property, Plant and Equipment

     Building and related costs are carried at cost and depreciated on a straight-line basis over a five to 30-year period. Leasehold improvements are carried at cost and amortized over a three- to five-year period or the term of the underlying lease, whichever is shorter. Equipment is carried at cost and depreciated on a straight-line basis over its estimated economic life. Principal economic lives for equipment are one to seven years. Software developed for internal use is amortized over three to five years beginning when the system is placed in service. Maintenance and repairs are expensed as incurred; significant renewals and improvements are capitalized.

     Valuation of Long-Lived and Intangible Assets

     The Company assesses the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

     If the Company determines that the carrying value of intangibles and long-lived assets may not be recoverable, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $43.6 million as of May 29, 2004.

     The Company amortizes intangible assets on a straight-line basis over their estimated economic lives which range from two to nine years. The estimated aggregate amortization of intangible assets for the next five years is: $566,000 in the last quarter of fiscal 2004; $690,000 in fiscal 2005; $436,000 in fiscal 2006; $436,000 in fiscal 2007; $435,000 in fiscal 2008; and $60,000 in the first nine months of fiscal 2009.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

     The Company has no intangible assets with indefinite useful lives. Intangible assets as of May 29, 2004 and August 30, 2003 consisted of the following (in thousands):

	As of May 29, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$9,150	$8,439	$711
Patents	4,285	2,373	1,912
License fees	500	500	—
Other	420	420	—

	$14,355	$11,732	$2,623

	As of August 30, 2003
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$9,150	$7,066	$2,084
Patents	4,285	2,047	2,238
License fees	500	500	—
Other	420	420	—

	$14,355	$10,033	$4,322

     Intangible assets were reviewed for impairment during the fourth quarter of fiscal 2003, and were deemed not impaired. The Company will continue to review intangible assets for impairment if there are indicators of impairment present.

     The Company’s investment in its affiliate, Metron Technology, was accounted for by the equity method of accounting until the beginning of the fourth quarter of fiscal 2003. Upon completion of the termination of the distribution agreements with Metron Technology, the Company’s ownership in Metron Technology was reduced from approximately 21% to 17%. As a result, the Company began to account for its investment in Metron Technology as a marketable equity security available-for-sale and carry the investment at fair market value per the closing price of Metron Technology’s stock as reported on the Nasdaq National Market.

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

     See discussion of the Company’s impairment of property and equipment assets in the second quarter of fiscal 2003 in Note 2, Wind Down of Microlithography Business.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

     Investment in Affiliate

     The Company’s investment in affiliate consists of a 49% interest in m•FSI LTD (“m•FSI”). This investment is accounted for by the equity method utilizing a two-month lag due to the affiliate’s year end.

     The Company defers recognition of the profit on sales to its affiliate which remain in the affiliate’s inventory based on the Company’s ownership percentage of the affiliate.

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

     Warranty provisions and claims for the quarters and nine months ended May 29, 2004 and May 31, 2003 are as follows (in thousands):

	Quarters Ended		Nine Months Ended
	May 29,	May 31,	May 29,	May 31,
	2004	2003	2004	2003
Beginning balance	$4,794	$6,261	$5,201	$5,865
Warranty provisions	526	340	597	1,995
Warranty claims	(421)	(843)	(899)	(2,102)

Ending balance	$4,899	$5,758	$4,899	$5,758

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

     Net Income (Loss) Per Common Share

     Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed using the treasury stock method to compute the weighted average number of common stock outstanding assuming the conversion of potential dilutive common shares. The number of potential dilutive common shares included in the computation of diluted net income per share was 530,000 for the third quarter of fiscal 2004. The dilutive effect of common shares excludes all options for which the exercise price was higher than the average market price for the period. Diluted loss per common share does not include the effect of common stock equivalents as their inclusion would be antidilutive. The number of shares excluded from the computation of diluted net income (loss) per share was 3,257,000 for the third quarter of fiscal 2004, 3,787,000 for the first nine months of fiscal 2004 and 3,235,000 for the third quarter and first nine months of fiscal 2003.

     Derivative Instruments and Hedging Activities

     The Company does not use derivative financial instruments for trading or speculative purposes. The Company did not engage in any hedging activities during the first nine months of fiscal 2004 or the first nine months of fiscal 2003.

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

     The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company recognized no compensation expense in the first nine months of fiscal 2004 or the first nine months of fiscal 2003 under APB No. 25.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

     If the Company had elected to recognize compensation cost for the stock option plan and employee stock purchase plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net income (loss) and net loss per common share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Quarters Ended		Nine Months Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
As reported net income (loss)	$3,998	$(15,648)	$(3,094)	$(76,708)
Stock compensation expense	(1,228)	(1,176)	(3,013)	(3,474)

Pro forma net income (loss)	$2,770	$(16,824)	$(6,107)	$(80,182)

Net income (loss) — Basic
As reported	$0.13	$(0.53)	$(0.10)	$(2.60)
Pro forma	$0.09	$(0.57)	$(0.21)	$(2.72)
Net income (loss) — Diluted
As reported	$0.13	$(0.53)	$(0.10)	$(2.60)
Pro forma	$0.09	$(0.57)	$(0.21)	$(2.72)

     In calculating the pro forma compensation, the fair value of each stock option grant and stock purchase right under the 1997 Omnibus Stock Plan and Employees Stock Purchase Plan (ESPP) is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Quarters Ended		Nine Months Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Stock Options:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	72.2%	77.3%	72.3%	77.3%
Risk-free interest rate	3.3%	2.8%	3.2%	2.8%
Expected life (in years)	5.2	5.9	5.0	5.9
ESPP:
Dividend yield	*	*	0.0%	0.0%
Expected volatility	*	*	72.0%	77.3%
Risk-free interest rate	*	*	1.0%	1.2%
Expected life (in years)	*	*	0.5	0.5

     *There were no stock purchase rights granted under the ESPP in the third quarter of fiscal 2004 or the third quarter of fiscal 2003.

     The weighted average grant date fair value, based on the Black-Scholes option pricing model, was $3.48 per share for options granted in the third quarter of fiscal 2004, $4.54 per share for options granted in the first nine months of fiscal 2004, $2.75 per share for options granted in the third quarter of fiscal 2003 and $3.25 per share for options granted in the first nine months of fiscal 2003.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

     New Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (VIEs). FIN 46 addresses the consolidation by businesses of variable interest entities and requires businesses to consolidate a variable interest entity if it has a variable interest that will absorb a majority of the entity’s expected losses if they occur, or receive a majority of the entity’s expected returns if they occur, or both. In December 2003, the FASB revised FIN46. For VIEs, the provisions of the revised FIN 46 became effective for the Company during the third quarter of fiscal 2004. The Company has assessed its relationships with m•FSI in which the Company has a 49% equity investment. The Company has determined that the investment is not required to be consolidated in the Company’s financial statements pursuant to FIN 46. The adoption of the revised FIN 46 did not have an effect on the Company’s consolidated financial statements.

     Reclassifications

     Certain third quarter and first nine months of fiscal 2003 amounts have been reclassified to conform to the current year presentation.

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

     Prior to the wind down of the Microlithography business, approximately 292 of the Company’s 714 employees worked in this business. As of May 29, 2004, approximately 115 of the Company’s 510 employees worked in this business. The Company recorded $2.7 million in severance expenses in fiscal 2003. The severance expenses and payments are summarized as follows (in thousands):

		Amount Paid or
	Amount	Utilized through	Accrual at
	Charged	May 29,	May 29,
	2003	2004	2004
Severance cost	$2,700	$2,638	$62

     The accrual balance at May 29, 2004 is expected to be utilized during the fourth quarter of fiscal 2004.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

     In the third quarter of fiscal 2004, the Company had sales of PSS inventory with an original cost of approximately $1.8 million that had been written down to zero. This was primarily due to sales revenues generated from unanticipated PSS refreshed tools, spare parts and upgrades sales.

     The Company also recorded a write-down of $7.0 million against the property, plant and equipment assets of the Microlithography business in the second quarter of fiscal 2003. This write-down included a $5.0 million impairment charge for the Microlithography business facility. This impairment charge was based upon management’s estimate of fair value. Also included in the write-down was an impairment charge of $2.0 million to the Microlithography business equipment. This impairment charge was based upon the Company’s review of Microlithography business equipment and its estimated fair value.

(3) Transition Agreement with Metron Technology

     On October 9, 2002, the Company entered into a Transition Agreement with Metron Technology related to the early termination of the Company’s distribution agreements with Metron Technology for Europe and the Asia Pacific region, effective March 1, 2003. Under the terms of the Transition Agreement, the Company agreed to pay Metron Technology an early termination fee of approximately $2.8 million. See Note 3 of the Notes to the Consolidated Financial Statement in the Company’s Annual Report on Form 10-K for the 2003 fiscal year for a discussion of the Transition Agreement with Metron Technology.

(4) Inventories, Net

     Inventories, net are summarized as follows (in thousands):

	May 29,	August 30,
	2004	2003
Finished products	$3,433	$3,108
Work-in-process	12,076	9,891
Subassemblies	663	443
Raw materials and purchased parts	7,133	6,019

	$23,305	$19,461

(5) Accrued Expenses

     Accrued expenses, current and long-term, are summarized as follows (in thousands):

	May 29,	August 30,
	2004	2003
Commissions	$335	$173
Salaries and benefits	2,535	2,294
Product warranty	4,899	5,201
Professional fees	3,594	3,418
Patent litigation settlement, current portion	750	600
Income taxes	1,269	1,270
Other	2,648	2,686

Total current accrued expenses	$16,030	$15,642

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(6) Supplementary Cash Flow Information

     The following summarizes supplementary cash flow items (in thousands):

	Nine Months Ended
	May 29,	May 31,
	2004	2003
Interest paid, net	$43	$83
Income taxes paid (received), net	$39	$100

(7) Comprehensive Income (Loss)

     Other comprehensive income (loss) pertains to revenues, expenses, gains and losses that are not included in the net income (loss) but rather are recorded directly in stockholders’ equity. For the third quarter and nine months ended May 29, 2004, other comprehensive income (loss) consisted of the foreign currency translation adjustment and unrealized holding gains in investments. For the third quarter and nine-month periods ended May 31, 2003, the only item of other comprehensive income (loss) was related to the foreign currency translation adjustment. Comprehensive income (loss) is as follows (in thousands):

	May 29,	May 31,
	2004	2003
For the Quarters Ended:
Net income (loss)	$3,998	$(15,648)
Items of other comprehensive income (loss) -
Foreign currency translation	240	601
Unrealized holding gains on investments	135	—

Comprehensive income (loss)	$4,373	$(15,047)

For the Nine Months Ended:
Net loss	$(3,094)	$(76,708)
Items of other comprehensive income (loss) -
Foreign currency translation	1,203	860
Unrealized holding losses on investments	(3,005)	—

Comprehensive loss	$(4,896)	$(75,848)

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(8) Segment Information

     The Company has two segments, Surface Conditioning (“SC”) and POLARIS® Systems and Services (“PSS”), formerly the Microlithography Division.

     The SC segment markets and supports equipment that uses wet, vapor, cyrogenic and other chemistry techniques to clean, strip or etch the surfaces of silicon wafers. The PSS segment provides POLARIS® customers with service, support, upgrade and refurbishment programs which enable customers to achieve a reasonable life for their POLARIS® systems. General corporate expenses were allocated equally to the segments.

     Segment information is as follows (in thousands):

	Quarters Ended
	May 29,	May 31,
	2004	2003
Sales to external customers:
SC	$29,061	$15,241
PSS	7,248	4,204

Total	$36,309	$19,445

Segment gross margin:
SC	$14,282	$6,441
PSS	5,151	504

Total	$19,433	$6,945

Segment operating income (loss):
SC	$4,991	$(3,706)
PSS	(1,395)	(9,387)

Total segment operating income (loss)	3,596	(13,093)
Other income, net	92	60
Income tax expense	12	25
Equity in earnings (loss) of affiliates	322	(2,590)

Net income (loss)	$3,998	$(15,648)

Capital expenditures:
SC	$—	$491
PSS	—	8
Corporate	58	341

Total capital expenditures	$58	$840

Depreciation expense:
SC	$880	$1,264
PSS	479	1,010

Total depreciation expense	$1,359	$2,274

Amortization expense:
SC	$566	$566
PSS	—	—

Total amortization expense	$566	$566

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

	Nine Months Ended
	May 29,	May 31,
	2004	2003
Sales to external customers:
SC	$51,567	$40,818
PSS	29,498	25,840

Total	$81,065	$66,658

Segment gross margin:
SC	$23,756	$16,637
PSS	17,484	(15,291)

Total	$41,240	$1,346

Segment operating income (loss):
SC	$(5,673)	$(12,490)
PSS	(162)	(50,336)

Total segment operating loss	(5,835)	(62,826)
Impairment of investment in affiliate	—	(10,195)
Other income, net	2,267	412
Income tax expense	38	75
Equity in earnings (loss) of affiliates	512	(4,024)

Net loss	$(3,094)	$(76,708)

Capital expenditures:
SC	$344	$2,355
PSS	—	235
Corporate	303	821

Total capital expenditures	$647	$3,411

Depreciation expense:
SC	$3,029	$3,988
PSS	1,354	3,350

Total depreciation expense	$4,383	$7,338

Amortization expense:
SC	$1,699	$1,747
PSS	—	—

Total amortization expense	$1,699	$1,747

	As of
	May 29,	August 30,
	2004	2003
Identifiable assets:
SC	$76,753	$58,925
PSS	12,006	14,791
Corporate	50,354	59,670

Total assets	$139,113	$133,386

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

     In the third quarter of fiscal 2004, the segment gross margin and operating losses for PSS included sales of PSS inventory with an original cost of approximately $1.8 million that had been previously written down to zero. In the first nine months of fiscal 2004, the segment margin and operating losses for PSS included sales of PSS inventory with an original cost of approximately $3.2 million that had been previously written down to zero. In the third quarter and first nine months of fiscal 2004, SC had $1.1 million of charges associated with product placements at strategic customers. In the first nine months of fiscal 2004, the segment operating losses for SC included $3.4 million of expense related to the patent litigation settlement in February 2004. In the first nine months of fiscal 2003, the segment operating loss for each division included $1.4 million related to the early termination of the distribution agreements with Metron Technology. In the nine months ended May 31, 2003, gross margin and operating loss for PSS reflected a $19.0 million charge related to an inventory reserve that was recorded to cost of goods sold based on estimated future sales and recoverability, specifically related to the wind down of the Microlithography business. In addition, the operating loss for PSS for the first nine months of fiscal 2003 also reflected a $7.0 million write down of property, plant and equipment assets of the Microlithography business to estimated fair value. For the third quarter and first nine months of fiscal 2003, the segment loss for SC included $0.4 million in severance costs and the segment loss for PSS included $1.9 million in severance costs related to the wind down of the Microlithography business and the realignment of the rest of the organization.

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

     Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied these post-trial motions and there was no reduction in damages against SSI. Mr. Hsu was awarded an additional $431,000 for attorneys’ fees and expenses incurred since the judgment was rendered in November 2001. The total judgment against SSI together with post judgment interest and attorneys’ fees as of May 29, 2004, aggregated approximately $7.5 million.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

     The Company made an initial payment of $2.5 million on March 1, 2004 and will make additional payments of $750,000 on both the first and second anniversaries of the effective date of the settlement agreement. As a result, the Company recorded a $3.4 million charge to operations in its second quarter of fiscal 2004. The Company had previously recorded a $0.6 million charge to operations associated with this litigation.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this report, except for the historical information, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include, but are not limited to, expected orders, expected revenues, expected net income and financial performance for the fourth quarter of fiscal 2004; the length and extent of the current industry recovery; order delays or cancellations; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the transition to 300mm products; the level of new orders; the timing and success of current and future product and process development programs; the success of our affiliated distributor in Japan; the success of our direct distribution organization; legal proceedings; and the potential impairment of long-lived assets; as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors included in this report. Readers also are cautioned not to place undue reliance on these forward-looking statements, as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.

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

     Our critical accounting policies and estimates are as follows:

• revenue recognition;

• valuation of long-lived and intangible assets; and

• estimation of valuation allowances and accrued liabilities; specifically product warranty, inventory reserves, allowance for doubtful accounts and assessment of the probability of the outcome of current litigation.

     Revenue Recognition

     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. If our equipment sales involve sales to our existing customers who have previously accepted the same type(s) of equipment with the same type(s) of specifications, we account for the product sales as a multiple element arrangement. We recognize the equipment revenue upon shipment and transfer of title. The other elements may include installation and training. Equipment installation revenue is valued based on estimated service person hours to complete an installation and published or quoted service labor rates and is recognized when the labor has been completed. Training revenue is valued based on published training class prices and is recognized when the customers complete the training classes. The published or quoted service labor rates and training class prices are rates actually charged and billed to our customers.

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

     If we determine that the carrying value of intangibles and long-lived assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $44.9 million as of May 29, 2004.

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

THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2004 COMPARED TO THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2003

Industry

     During the first nine months of fiscal 2004, industry conditions continued to improve in parallel with strengthening global economic conditions. For the past several months, unit demand for semiconductors, the products our customers produce, has exceeded the 2000 peak monthly levels. Factory utilization rates for our customers remained above 90 percent as of May 2004, with many leading-edge fabs running at or near their capacity limits.

     In calendar 2000, worldwide demand for semiconductor or integrated circuit manufacturing equipment, as reported by Dataquest, an industry research organization, was nearly $56 billion. In calendar 2003, the reported demand for equipment had decreased to $29 billion. Given the managed spending by our customers on new semiconductor device manufacturing capacity during the past few years, Dataquest anticipated that the demand for semiconductor manufacturing equipment could increase by nearly 50 percent in calendar 2004 as compared to calendar 2003.* Research analysts are forecasting that the increase in spending will be led by Asian semiconductor manufacturers as unit demand in that region continues to grow.*

     As a result of the improved industry conditions, we continue to monitor an extensive list of order opportunities. The order pipeline at the end of the third quarter of fiscal 2004 was well above levels at the beginning of the fiscal year and was reflective of the current industry optimism.* However, we anticipate industry order levels to plateau the next several months and then re-accelerate, driven by our customers’ 300mm expansion plans, as we move into fall 2004.*

     Therefore, we expect total fourth quarter orders to be between $30 and $35 million or relatively flat compared to our third quarter.* Fourth quarter orders are expected to be primarily for our Surface Conditioning products; however, we anticipate follow-on orders for POLARIS® Systems under our “Refresh” or system refurbishment program.*

     Many of the device manufacturers that have delayed investing in 300mm capacity are now expanding or upgrading their existing fabs. As a result, demand for our 200mm ZETA® and ANTARES® products is growing. In addition, we are seeing stronger demand for our MERCURY® Legacy product as availability of these products in the used equipment market has declined.

The Company

     The following table sets forth on a consolidated basis, for the fiscal period indicated, certain income and expense items as a percent of total sales.

	Percent of Sales		Percent of Sales
	Quarter Ended		Nine Months Ended
	May 29,	May 31,	May 29,	May 31,
	2004	2003	2004	2003
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.5	64.3	49.1	98.0

Gross margin	53.5	35.7	50.9	2.0
Selling, general and administrative	27.5	60.4	37.3	43.7
Transition agreement termination fee	—	—	—	4.1
Write-down of property, plant and equipment	—	—	—	10.5
Research and development	16.1	42.7	20.8	38.0

Operating income (loss)	9.9	(67.4)	(7.2)	(94.3)
Impairment of investment in affiliate	—	—	—	(15.3)
Other income, net	0.2	0.3	2.8	0.6

Income (loss) before income taxes	10.1	(67.1)	(4.4)	(109.0)
Income taxes	—	0.1	—	0.1
Equity in earnings (loss) of affiliates	0.9	(13.3)	0.6	(6.0)

Net income (loss)	11.0%	(80.5)%	(3.8)%	(115.1)%

Sales Revenue and Shipments

     Sales revenue increased $16.9 million to $36.3 million for the third quarter of fiscal 2004 as compared to $19.4 million for the third quarter of fiscal 2003. The majority of the increase was in Surface Conditioning (“SC”) sales. Sales revenue for SC increased $13.9 million from $15.2 million in the third quarter of fiscal 2003 to $29.1 million in the third quarter of fiscal 2004. The increase in SC sales revenue related primarily to increased shipments from $18.1 million in the third quarter of fiscal 2003 to $30.1 million in the third quarter of fiscal 2004 due to improved industry conditions. Sales revenue for POLARIS® Systems and Services (“PSS”) increased from $4.2 million in the third quarter of fiscal 2003 to $7.2 million in the third quarter of fiscal 2004.

     Sales revenue increased $14.4 million to $81.1 million for the first nine months of fiscal 2004 as compared to $66.7 million for the first nine months of fiscal 2003. The majority of the increase was in SC sales. Sales revenue for SC increased from $40.8 million in the first nine months of fiscal 2003 to $51.6 million in the first nine months of fiscal 2004. The increase in SC sales revenue related primarily to increased shipments from $52.0 million in the first nine months of fiscal 2003 to $58.7 million in the first nine months of fiscal 2004. Sales revenue for PSS increased from $25.8 million in the first nine months of fiscal 2003 to $29.5 million in the first nine months of fiscal 2004. The increase related primarily to increases in PSS spares and upgrade sales revenue.

     Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance, therefore depending on timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or, due to timing of acceptance, sales revenue may exceed shipments.

     International sales revenue was $17.4 million, representing 48% of total sales revenue, during the third quarter of fiscal 2004 and $4.6 million, representing 24% of total sales revenue, during the third quarter of fiscal 2003. International sales revenue was $34.1 million, representing 42% of total sales revenue, during the first nine months of fiscal 2004 and $16.1 million, representing 24% of total sales revenue, during the first nine months of fiscal 2003. The increases in international sales revenue in the 2004 periods were a result of our transition to a direct global distribution model in March 2003. The increases were also due to improved industry conditions in international markets.

     Deferred revenue was approximately $14.0 million as of May 29, 2004. Deferred profit was $7.1 million as of May 29, 2004, as reported on the consolidated balance sheet, which reflected deferred revenue less deferred cost of goods sold. Deferred profit increased $2.6 million from $4.5 million as of the end of fiscal 2003. The increase related primarily to an increase in shipments from $18.6 million in the fourth quarter of fiscal 2003 to $36.8 million in the third quarter of fiscal 2004.

     Based upon our current backlog, deferred revenue as of the end of the third quarter of fiscal 2004, and anticipated fourth quarter orders, we expect fourth quarter of fiscal 2004 revenues to be approximately $33 to $36 million.*

Gross Margin

     Our gross profit margins will fluctuate from quarter to quarter and year to year, depending on the foreign/domestic sales mix, sales to our affiliate in Japan, product mix and manufacturing capacity utilization.

     Gross margin as a percentage of sales for the third quarter of fiscal 2004 was 53.5% as compared to 35.7% for the third quarter of fiscal 2003. Gross margin as a percentage of sales for the first nine months of fiscal 2004 was 50.9% as compared to 2.0% for the first nine months of fiscal 2003. The increase in gross margin for the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003 was due primarily to improved manufacturing capacity utilization and the sales in the third quarter of fiscal 2004 of $1.8 million of PSS inventory that had been previously written down to zero. These items were partially offset by $1.1 million of charges associated with SC product placements at strategic customers. The increase in gross margin for the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 was primarily due to the establishment of a $19.0 million inventory reserve for PSS inventory in the second quarter of fiscal 2003. The reserve was recorded to cost of goods sold based on estimated future sales and recoverability, specifically related to the wind down of the Microlithography business. We determined the $19.0 million inventory reserves by comparing the inventory balance of the Microlithography business as of March 1, 2003 to the inventory balance expected to be used for PSS orders in backlog and anticipated orders and adjusted the net inventory balance to its net realizable value. The increase was also due to sales in the first nine months of fiscal 2004 of $3.2 million of PSS inventory that had been previously written down to zero.

     During the third quarter of fiscal 2004, we had sales of PSS inventory with an original cost of approximately $1.8 million that had been written down to zero. During the first nine months of fiscal 2004, we had sales of PSS inventory with an original cost of approximately $3.2 million that had been written down to zero. This was primarily due to sales revenues generated from unanticipated PSS refreshed tools, spare parts and upgrades sales. Our gross margin as a percentage of sales in the third quarter of fiscal 2004 would have been 48.6% if we included the original cost of the PSS inventory that had been written down to zero. Our gross margin as a percent of sales in the first nine months of fiscal 2004 would have been 47.0% if we included the original cost of the PSS inventory that had been written down to zero. Gross margin including the original cost of the PSS inventory that had been written down to zero is not calculated in accordance with generally accepted accounting principles (“GAAP”). Our management believes that the presentation of gross margin including the original cost of the PSS inventory that had been written down to zero provides a useful analysis of our ongoing operating trends and helps investors compare our operating performance period over period.

     The following is a reconciliation of our third quarter and first nine months of fiscal 2004 gross margin calculated in accordance with GAAP to our third quarter and first nine months of fiscal 2004 gross margin including the original cost of PSS inventory that had previously been written down to zero (in thousands):

	Third Quarter			Third Quarter
	Ended			Ended
	May 29, 2004	% of		May 29, 2004	% of
	(GAAP)	Sales	Adjustment(1)	(Non-GAAP)	Sales
Sales	$36,309			$36,309
Cost of Goods Sold	16,876		$1,775	18,651

Gross Margin	$19,433	53.5%		$17,658	48.6%

	Nine Months			Nine Months
	Ended			Ended
	May 29, 2004	% of		May 29, 2004	% of
	(GAAP)	Sales	Adjustment (1)	(Non-GAAP)	Sales
Sales	$81,065			$81,065
Cost of Goods Sold	39,825		$3,159	$42,984

Gross Margin	$41,240	50.9%		$38,081	47.0%

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

     Gross profit margins are expected to decrease to 43% to 46% of revenues for the fourth quarter of fiscal 2004, due to the anticipated change in the mix of product sales, the anticipated higher portion of international sales as international sales generally have lower margins, and the lower margins on the initial MAGELLAN® systems placed at strategic customers that are anticipated to be recognized in the fourth quarter of fiscal 2004.* We do not anticipate utilizing PSS inventory at the level we did in third quarter 2004.*

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased to $10.0 million in the third quarter of fiscal 2004 as compared to $11.7 million for the third quarter of fiscal 2003. Selling, general and administrative expenses were $30.2 million for the first nine months of fiscal 2004 as compared to $29.1 million for the same period in fiscal 2003. The decrease in selling, general and administrative expenses in the third quarter of fiscal 2004 related primarily to organizational efficiencies from our March 2003 transition to direct international distribution and the PSS business model, partially offset by increases of approximately $1.0 million of litigation and bad debt expenses. The increase in selling, general and administrative expenses for the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 related primarily to approximately $1.0 million of litigation and bad debt expenses in the third quarter of fiscal 2004, $3.4 million of expense incurred to settle the patent infringement litigation in the second quarter of fiscal 2004 and the addition of direct sales and service operations in Europe and Asia in March 2003. These increases were partially offset by savings related to organizational efficiencies from our transition to direct international distribution and the PSS business model.

     We expect the dollar amount of selling, general and administrative expenses in the fourth quarter of fiscal 2004 to be in the range of $9.0 to $9.2 million as we expand our domestic and international service organizations to support evaluation system placements and meet expected higher product shipment levels.*

Transition Agreement Termination Fee

     In the first quarter of fiscal 2003, we recorded a charge of approximately $2.8 million associated with the early termination of the distribution agreements with Metron Technology. See Note 3 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the 2003 fiscal year for a discussion of the termination of our distribution agreements with Metron Technology.

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

Research and Development Expenses

     Research and development expenses were $5.8 million for the third quarter of fiscal 2004 as compared to $8.3 million for the same period in fiscal 2003. Research and development expenses were $16.9 million for the first nine months of fiscal 2004 as compared to $25.3 million for the same period in fiscal 2003. The decreases in research and development expenses in the third quarter and first nine months of fiscal 2004 were primarily related to the reduction of engineering resources when we exited the resist processing market in March 2003. The majority of our research and development investment is focused on expanding the applications capabilities of our products and our product portfolio.

     Based upon current operations, research and development expenses for the fourth quarter of fiscal 2004 are expected to be in the range of $5.7 to $5.9 million, as we continue to invest in new application and product development programs.*

Other Income, Net

     Other income, net was approximately $92,000 of income for the third quarter of fiscal 2004 and $2.3 million of income for the first nine months of fiscal 2004, as compared to $60,000 of income for the third quarter of fiscal 2003 and $9.8 million of loss for the first nine months of fiscal 2003. The change for the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 related primarily to an approximately $10.2 million non-cash impairment charge in the first quarter of fiscal 2003 for the shares of Metron Technology that we owned. The change was also due to the $2.0 million gains on the sales of approximately 627,000 shares of Metron Technology common stock in the first quarter of fiscal 2004.

     Interest income for the fourth quarter of fiscal 2004 is expected to be between $50,000 and $75,000, given our current cash position and the anticipated interest rates.*

Income Taxes

     Our deferred tax assets on the balance sheet as of May 29, 2004 have been fully reserved with a valuation allowance. We do not expect to reduce our valuation allowance until we are consistently profitable on a quarterly basis.*

     Overall, we have net operating loss carryforwards for federal income tax purposes of approximately $128.4 million, which will begin to expire in fiscal year 2011 through fiscal 2023 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation allows us to offset taxable income of approximately $1.4 million per year.

Equity in Earnings (Loss) of Affiliates

     The equity in earnings (loss) of affiliates was approximately $322,000 of earnings for the third quarter of fiscal 2004, compared to approximately $2.6 million of loss for the third quarter of fiscal 2003. The equity in earnings (loss) of affiliates was approximately $512,000 of earnings for the first nine months of fiscal 2004, compared to $4.0 million of loss for the first nine months of fiscal 2003. The change from 2003 periods to 2004 periods reflected the impact that deteriorating industry conditions had on Metron Technology in fiscal 2003, requiring a significant write-off of its goodwill and also the expenses incurred associated with the transition of its FSI product distribution business to FSI. The losses from Metron were partially offset by a positive contribution from m•FSI LTD (“m•FSI”).

     We expect to report equity in losses from m•FSI, our Japanese affiliate, of between $100,000 and $200,000 in the fourth quarter of fiscal 2004, as m•FSI also has been impacted by the timing of customer acceptances.*

Net Income

     Assuming that we can achieve the projected revenue, gross margin, operating expense levels and affiliate losses, we expect to report net income of $1.0 to $2.0 million for the fourth quarter of fiscal 2004.*

LIQUIDITY AND CAPITAL RESOURCES

     Cash, restricted cash and cash equivalents were approximately $30.6 million as of May 29, 2004, a decrease of $5.0 million from the end of fiscal 2003. The decrease in cash, restricted cash and cash equivalents was primarily due to $8.3 million of cash used in operating activities and fixed asset acquisitions of $0.6 million, partially offset by $2.6 million of proceeds on the sale of Metron Technology stock and $1.0 million of proceeds from the issuance of common stock.

     Marketable securities were approximately $4.6 million as of May 29, 2004, a decrease of $3.6 million from the end of fiscal 2003. The net decrease was due to the sale of $2.6 million of marketable securities and a decrease in valuation of marketable securities of $1.0 million.

     Accounts receivable increased $14.5 million from the end of fiscal 2003 to $32.1 million as of May 29, 2004. The increase was primarily related to an increase in non-affiliate trade accounts receivable of $15.6 million to $29.7 million. The increase in non-affiliate trade accounts receivable was primarily due to an increase in non-affiliate shipments from $16.8 million in the fourth quarter of fiscal 2003 to $32.8 million in the third quarter of fiscal 2004. Trade account receivables will fluctuate from quarter to quarter, depending on individual customers’ timing of ship dates, payment terms and cash flow conditions.

     Inventory increased approximately $3.8 million to $23.3 million at May 29, 2004 as compared to $19.5 million at the end of fiscal 2003. The increase in inventory related to all inventory categories due to increased Surface Conditioning order activity. Inventory reserves were $20.4 million at May 29, 2004, of which 19% of the reserves related to Surface Conditioning and 81% related to PSS. This compares to reserves of $24.7 million at the end of fiscal 2003, of which 15% related to Surface Conditioning and 85% related to PSS.

     Deferred profit increased approximately $2.6 million to $7.1 million at May 29, 2004 as compared to $4.5 million at the end of fiscal 2003. The increase was due primarily to increased shipments and the timing of customer acceptances.

     As of May 29, 2004, our current ratio of current assets to current liabilities was 2.9 to 1.0 and working capital was $62.3 million. We did not have any outstanding loans with our affiliates and had no lines of credit or guarantees of affiliates as of May 29, 2004.

     Our contractual cash obligations related to operating leases and patent infringement settlement liability at May 29, 2004 are summarized as follows (in thousands):

	Operating	Patent Infringement
	Leases	Settlement Liability	Total
Last three months of fiscal 2004	$285	$—	$285
Fiscal 2005	789	750	1,539
Fiscal 2006	368	750	1,118
Fiscal 2007	110	—	110
Fiscal 2008	71	—	71
First nine months of fiscal 2009	33	—	33
Thereafter	37	—	37

Total	$1,693	$1,500	$3,193

     As previously discussed, we have outstanding litigation regarding the Hsu matter. The total judgment against SSI together with post judgment interest as of May 29, 2004 aggregated approximately $7.5 million. SSI and the individual defendants have filed an appeal on a variety of grounds. In the third quarter of fiscal 2002, we posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, we entered into a letter of credit in the amount of $5.0 million with a surety company. This letter of credit is collateralized with restricted cash of $5.2 million. During fiscal 2003 and the first nine months of fiscal 2004, we entered into guarantees of $257,000 related to auto leases and payroll requirements in Europe. These guarantees were collateralized with $276,000 of restricted cash. The total balance of restricted cash as of May 29, 2004 was $6.0 million.

     In accordance with our Israel distribution agreement with Metron Technology, if we give notice of a termination other than because of a breach of the agreement by Metron Technology, we are obligated to repurchase spare parts in Metron Technology’s inventory. The balance of spare parts in Metron Technology’s inventory as of May 29, 2004 was approximately $50,000.

     Acquisitions of property, plant and equipment were approximately $0.6 million in the first nine months of fiscal 2004 and $3.4 million in the first nine months of fiscal 2003. We expect capital expenditures, consisting of primarily lab equipment and improvements to operations infrastructure, to be between $1.2 and $1.4 million in fiscal 2004.* Depreciation and amortization for fiscal 2004 is expected to be between approximately $8.0 and $8.5 million.*

     We anticipate to be cash flow neutral or slightly positive in the fourth quarter of fiscal 2004.* The cash generation is below what would be anticipated, given our projection of $1.0 to $2.0 million of net income, primarily because of the purchase of inventory required for the potential placement of additional MAGELLAN® and ANTARES® evaluation systems.* We believe that with existing cash, cash receipts, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet our currently projected working capital requirements, and to meet other cash requirements through at least fiscal 2005.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies, particularly those that are complementary to our surface conditioning business.* We may fund such activities with additional equity or debt financing.* The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.*

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements.

New Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (VIEs). FIN 46 addresses the consolidation by businesses of variable interest entities and requires businesses to consolidate a variable interest entity if it has a variable interest that will absorb a majority of the entity’s expected losses if they occur, or receive a majority of the entity’s expected returns if they occur, or both. In December 2003, the FASB revised FIN 46. For VIEs, the provisions of the revised FIN 46 become effective for us during the third quarter of fiscal 2004. We have assessed our relationships with m•FSI in which we have a 49% equity investment. We have determined that the investment is not required to be consolidated in our financial statements pursuant to FIN 46. The adoption of the revised FIN 46 did not have an effect on our consolidated financial statements.

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

     Our stock price has been volatile in the past and may continue to be so in the future. In the first nine months of fiscal 2004, our stock price ranged from $4.35 to $9.24 per share and in the 2003 fiscal year, our stock price ranged from $2.07 to $5.54 per share.

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

     Because our quarterly operating results are volatile, our stock price could fluctuate.

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

     Because of our ownership position in m•FSI LTD, adverse results of m•FSI could adversely affect our results.

     The profits or losses of our affiliate, m•FSI, can also significantly affect our financial results. As of May 29, 2004, we had a 49% interest in m•FSI. If this affiliate loses the business of a significant company for which it distributes or sells products, loses a significant customer or otherwise became less financially viable, it could have a negative effect on our financial condition.

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

     Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region starting in March 2003, we incur labor, service and other expenses in foreign currencies. As of May 29, 2004, we had not entered into any hedging activities and our foreign currency transaction loss for the third quarter and the first nine months of fiscal 2004 was insignificant. We intend to evaluate various hedging activities and other options to minimize fluctuations in interest and currency exchange rates. There is no assurance that we will be successful in minimizing foreign exchange rate risks and such failure may reduce our international sales or negatively impact our operating results.

     Because of the need to meet and comply with numerous foreign regulations and policies, the potential for change in the political and economic environments in foreign jurisdictions and the difficulty of managing business overseas, we may not be able to sustain our historical level of international sales.

     We operate in a global market. In the first nine months of fiscal 2004, approximately 42% of our sales revenue derived from sales outside of the United States. For fiscal 2003, approximately 38% of our sales revenue derived from sales outside the United States. For fiscal 2002, approximately 29% of our sales revenue derived from sales outside the United States. For fiscal 2001, approximately 60% of our sales revenue derived from sales outside the United States. These figures include sales through Metron Technology and m•FSI, which accounted for 24% of international sales in the first nine months of fiscal 2004, 45% of international sales in fiscal 2003, 67% of international sales in fiscal 2002 and 85% of international sales in fiscal 2001. We expect that international sales will continue to represent a significant portion of total sales. Sales to customers outside the United States involve a number of risks, including the following:

     • imposition of government controls;

     • compliance with U.S. export laws and foreign laws;

     • political and economic instability;

     • trade restrictions;

     • changes in taxes and tariffs;

     • longer payment cycles;

     • difficulty of administering business overseas; and

     • general economic conditions.

     In particular, the Japanese and Asia Pacific markets are extremely competitive. The semiconductor device manufacturers located there are very aggressive in seeking price concessions from suppliers, including equipment manufacturers like us. In the first nine months of fiscal 2004, approximately 39% of our international sales were attributable to these markets.

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

     If our significant customers, including IBM or Texas Instruments, reduce, delay, or cancel orders, then our operating results could suffer. Our largest customers have changed from year to year; however, sales to our top five customers accounted for approximately 49% of total sales in the first nine months of fiscal 2004, 59% of total sales in fiscal 2003 and 53% of total revenues in fiscal 2002. Texas Instruments accounted for 21% of total sales in the first nine months of fiscal 2004, 24% of total sales in fiscal 2003 and 29% of total revenues in fiscal 2002. IBM accounted for approximately 14% of total sales in fiscal 2003 and 11% of total revenues in fiscal 2002. We currently have no long-term sales commitments with any of our customers. Instead, we generally make sales under purchase orders. Our backlog at August 30, 2003 was $25.6 million, of which 66.2% was comprised of orders from two customers. All orders are subject to cancellation or delay by the customer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. As of May 29, 2004, our investments in affiliates included a 49% interest in m•FSI Ltd., which operates in Japan. We also own a 12% interest in Metron Technology which operates mainly in Europe, Asia Pacific and the United States. We denominate all U.S. export sales in U.S. dollars. Our investment in Metron Technology is currently accounted for as marketable securities and is subject to market fluctuations related to the stock price. During the first nine months of fiscal 2004, Metron Technology’s stock price ranged from $2.37 to $5.20.

     Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region in March 2003, we have and will continue to incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* As of May 29, 2004, we had not entered into any hedging activities and our foreign currency transaction loss for the first nine months of fiscal 2004 was insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.

     We do not have significant exposure to changing interest rates as all material outstanding debt was repaid in 1999. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $352,000 based on cash, restricted cash, cash equivalents and marketable security balances as of May 29, 2004.

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

     Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied these post-trial motions and there was no reduction in damages against SSI. Hsu was awarded an additional $431,000 for attorneys’ fees and expenses incurred since the judgment was rendered in November 2001. The total judgment against SSI together with post judgment interest and attorneys’ fees as of May 29, 2004 aggregated approximately $7.5 million.

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

ITEM 2. Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

We filed with the Securities and Exchange Commission a current report on Form 8-K on March 24, 2004, disclosing under “Item 5 Other Events” that we issued a press release on March 23, 2004, filing under “Item 7 Financial Statements and Exhibits” a copy of the press release, dated March 23, 2004 and furnishing under “Item 12 Results of Operations and Financial Condition” certain historical financial information that we discussed in our web-cast conference call held on March 23, 2004.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC.

[Registrant]

DATE: July 8, 2004

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