Form 10-K
period 2004-08-28
FSI INTERNATIONAL INC
filed 2004-11-09
CIK 841692

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 28, 2004

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on February 27, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ National Market System, was approximately $236,621,000. Shares of common stock held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This amount is provided only for purposes of this report on Form 10-K and does not represent an admission by the Registrant or any such person as to the status of such person.

      As of October 31, 2004, the Registrant had issued and outstanding 29,943,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on January 26, 2005 and to be filed within 120 days after the Registrant’s fiscal year ended August 28, 2004, are incorporated by reference into Part III of this Form 10-K Report. (The Audit and Finance Committee Report, the Compensation Committee Report and the stock performance graph of the Registrant’s proxy statement are expressly not incorporated by reference herein.)

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

The Company

      FSI International, Inc., a Minnesota corporation organized in 1973 (“FSI”), designs, manufactures, markets and supports equipment used in the fabrication of microelectronics, such as advanced semiconductor devices. In fiscal 2004, we provided Surface Conditioning technology solutions and POLARIS® system support services to worldwide manufacturers of integrated circuits.

      The Surface Conditioning (“SC”) business manufactures, markets and supports equipment that uses wet, vapor, cryogenic and other chemistry techniques to clean, strip or etch the surfaces of silicon wafers. We terminated most of the manufacturing and sales activities of our photoresist processing POLARIS Systems in fiscal 2003. We established the POLARIS Systems and Services (“PSS”) business to provide key services enabling customers to achieve a reasonable life for their installed POLARIS systems. Photoresist is photo- or light-sensitive, etch-resistant material used for transferring an image to the surface of a silicon wafer.

      The FSI businesses are supported by service groups that provide finance, human resources, information services, sales and service, marketing communications, and other administrative functions. We have disclosed specific product, backlog, competitor and certain license information related to both the SC and the PSS segments. Due to the similarity of production processes, distribution methods, customer base and services, the reporting of segment information for each of these areas is aggregated for both segments. Financial information with respect to our segments is set forth in Note 17 of the Notes to our Consolidated Financial Statements and is incorporated herein by reference.

      In fiscal 2004, our products were directly sold and serviced by us in North America, Europe, and the Asia Pacific region with the exception of Israel, where the distribution company, Metron Technology, N.V., acts as our distributor. In addition, our products are sold and serviced in Japan through our affiliate, m•FSI, LTD. Prior to March 1, 2003, our products in Europe and Asia Pacific were distributed primarily through Metron Technology, N.V. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the termination of the Metron Technology distribution agreements.

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

      Our business depends upon the microelectronics manufacturers’ capital equipment expenditures. Manufacturers’ expenditures in turn depend on the current and anticipated market demand for products that use microelectronic devices. The microelectronics industry has been cyclical in nature and has experienced periodic downturns. Microelectronics manufacturers require equipment suppliers to take an increasingly active role in meeting the manufacturers’ technology capital productivity requirements. Equipment suppliers satisfy this requirement by developing and supporting products and processes required to address the new trends in microelectronics manufacturing. These trends include development of smaller geometries, transition to new materials, migration to 300mm wafers and wafer level packaging.

      A number of semiconductor device manufacturers began the transition from 200mm to 300mm diameter wafers in calendar 2000. Based upon a report published in July 2004 by the Gartner Group, a leading industry market research firm, the percentages of investment in semiconductor process equipment allocated by semiconductor manufacturers to 300mm capable products were approximately 26% in calendar 2001, 40% in calendar 2002 and 51% in calendar 2003. Semiconductor manufacturers’ investment in 300mm capable products is forecasted to be approximately 58% of their total equipment spending in calendar 2004 and 68% of their total equipment spending in calendar 2005.*

      The semiconductor equipment industry has experienced a significant decline from calendar 2000 through 2003. According to the Gartner Group, purchases of semiconductor equipment by microelectronics manufacturers decreased 53% from $63.0 billion in calendar 2000 to $29.7 billion in calendar 2003. Based upon the most recent Gartner Group forecast, the semiconductor equipment industry is expected to grow approximately 60 percent in calendar 2004.*

Products

      The mix of products we sell has varied significantly from year to year. The following table sets forth, for the periods indicated, the amount of revenues and approximate percentages of our total revenues by our principal product lines:

	Fiscal Year Ended

	August 28,		August 30,		August 31,
	2004		2003		2002

	(Dollars in thousands)
Surface conditioning products	$56,579	49.5%	$46,594	52.5%	$68,590	47.8%
PSS products	16,521	14.4%	20,173	22.7%	49,571	34.6%
Spare parts and service	41,304	36.1%	22,059	24.8%	25,213	17.6%

	$114,404	100.0%	$88,826	100.0%	$143,374	100.0%

Surface Conditioning Products

      Our surface conditioning products perform certain:

•	front-end-of-line (“FEOL”) fabrication steps, where integrated circuits or transistors are formed in and on the silicon wafer during the manufacturing process;

•	back-end-of-line (“BEOL”) fabrication steps, where metal wiring levels are formed on the surface of the wafer and are connected to the transistors; and

•	wafer-level packaging surface preparation, including cleaning, etching and stripping functions necessary to fabricate solder bumps or other terminal structures needed to connect the chip to the circuit board.

      Spray Processing Systems. Our spray processing systems, which include the MERCURY® and ZETA® Surface Conditioning Systems, are sophisticated spray chemistry systems that clean, etch and strip away unwanted films and contaminations from the surfaces of semiconductor wafers at various stages in the microelectronic device fabrication process. Multiple cassettes that contain up to 26 wafers each are placed onto a turntable inside the system’s process chamber. As the turntable rotates, nozzles apply a chemical spray to the wafers’ surfaces to dissolve and remove the undesirable films and contaminants. After chemical application, deionized water is sprayed on the wafer surfaces to rinse away the chemicals. Multiple chemical and rinse steps may be employed depending on the customer’s specific application. The process sequence is completed with a dry step where the centrifugal force from the rotation, combined with a flow of nitrogen into the chamber dries the wafers and the chamber. Our sophisticated microprocessor-based control system and chemical mixing manifold allows the user to define, control and monitor a variety of chemical mixtures, temperatures and sequences. This enables the user to rapidly develop new processes and utilize the systems for multiple applications.

      The MERCURY® System is a semi-automated batch spray processor designed for wafer sizes up to 200mm in diameter and process technologies through the 130 nanometers (“nm”) node. The system offers the benefits of low capital cost and low cost of ownership in a small footprint. The MERCURY System ranges in price from $400,000 to $1,100,000 depending on features and customer-specific add-ons.

      The fully-automated ZETA® Surface Conditioning System, a batch spray processor, is currently available in configurations for both 200mm and 300mm wafers. The advanced process controls, process capability and automation are ideal for leading technology nodes, particularly 130nm and below. The ZETA products provide a reliable, automated environment to move wafers to and from the process chamber. This tool’s eight-chemical flow system allows for a wide range of chemical blend ratios. In subsequent generations of the ZETA system, we improved tool capabilities through a significant footprint reduction and expanded the range of process applications in both FEOL and BEOL. The ZETA System with the FlashCleanTM Advantage package, consisting of hardware, software and process advancements, further enhances system productivity and performance by shortening process time and increasing throughput. The ZETA System is also available in a semi-automated configuration capable of processing either 300mm, 200mm or 150mm wafers. Our ZETA Systems range in price from $600,000 to $2,800,000.

      In response to customers that desire more environmentally benign processes , we supply an ozonated water generation module for use with our MAGELLAN, ZETA and MERCURY Systems. Our ozone-based resist stripping and cleaning technologies utilize our patented and patent pending high-concentration ozonated water generation process and dynamic chemical processing. The use of ozone in semiconductor processing is attractive because it uses only oxygen and water in the place of sulfuric acid and hydrogen peroxide mixtures. Not only does it eliminate environmentally harmful and potentially dangerous chemical mixtures, it also lowers costs by reducing chemical consumption, water usage and waste treatment.

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

      CryoKinetic Processing Systems. Through a license agreement with IBM, we manufacture, market, and service products using IBM’s cryogenic aerosol cleaning technology. Our CryoKinetic clean is an energy transfer process used to remove non-chemically bonded particles from the surface of a microelectric device. The process is dry and non-reactive using frozen argon/nitrogen aerosols to remove yield limiting surface particles through momentum transfer, when the high velocity aerosols impact the particles. The gas flow carries contaminants away from the wafer and removes them from the process chamber.

      The ANTARES® CX Advanced Cleaning System is for 200mm and 300mm single-wafer, fully automated processing. The ANTARES CX system removes surface particles to increase device yields. These particles can be either process defects or fab contamination from sensitive new materials, such as copper and low-k dielectric films. Low-k dielectric film is a material used as insulation between interconnects for BEOL semiconductor manufacturing applications. Because low-k dielectric films can be porous, a dry method such as the CryoKinetic technology is especially attractive because it does not alter material properties. This technology is an effective replacement for existing scrubber technology. The ANTARES system is also available with the AspectCleanTM process; a method of removing defects from FEOL and BEOL patterned structures without altering film properties or physically damaging the structures, which is becoming more critical in 90nm production ramps. Traditional methods of defect reduction have been phased out due to damage issues, where as this process is demonstrating high removal efficiency on sensitive narrow structures without causing damage. ANTARES CX Systems range in price from $1,600,000 to $2,200,000.

      Immersion Processing Systems. With our acquisition of YieldUP International in October 1999, we expanded into the critical cleaning segment of the surface conditioning market through immersion processing. Immersion processing is a method used to clean silicon wafers by immersing the wafer in multiple tanks filled with process chemicals.

      In June 2002, we introduced the MAGELLAN® 300 Immersion Clean System and in August 2003, released a 200mm version. With this product, we expanded our immersion processing solutions by providing a system capable of multiple, mainstream cleans, including critical clean, resist strip and etch. The MAGELLAN System is a fully automated immersion cleaning system designed for processing of both 200mm and 300mm wafers at advanced technology nodes. It is differentiated from the competition through rapid cycle time, flexibility and high performance in a footprint that is up to 40% smaller than the leading competition when configured for specific applications. The tool incorporates an extensive portfolio of exclusive intellectual property, including our Surface Tension Gradient (STG®) rinse/dry technology, SymFlowTM etch technology, ozone oxide re-growth and narrow-gate-compatible megasonic technology. We shipped our first domestic demonstration system in December 2003. In August 2004, we shipped a demonstration system to a Korean customer and delivered a MAGELLAN system for process development to our Japanese affiliate, m•FSI. The MAGELLAN System ranges in price from $2,200,000 to $3,800,000.

      During fiscal 2004, MAGELLAN process development and tool qualification activities have been conducted at a customer site and in our Chaska, Minnesota-based laboratory. Since September 2004, m•FSI has been conducting additional development work in its Okayama, Japan process laboratory. The MAGELLAN system is qualified for a number of processes including FEOL critical clean, FEOL photoresist strip and post-ash clean, oxide etch and nitride etch.

      The YieldUP 2000 System is a rinsing and drying system that delivers 90nm capable watermark-free performance in a stand-alone platform. Originally designed for 200mm wafer processing, its capabilities have been expanded to serve smaller wafers as well. The YieldUP 2100 Module is also available for integration into a wet bench system. The YieldUP 4000 System is a two-chamber etching, rinsing and drying system that provides integrated hydrofluoric acid etching. YieldUP immersion systems range in price from $125,000 to $700,000. See Item 3 — “Legal Proceedings” for additional information on our ability to sell YieldUP 2100 modules.

PSS Products

      Our PSS products are microlithography products used to deposit photoresist, which is light-sensitive, etch-resistant material used to transfer an image to the surface of a silicon wafer, or insulating films onto the surface of a wafer and develop the photosensitive films. Following our announcement on March 17, 2003 to exit the resist process equipment market, we discontinued our active manufacture and sale of these products and established the PSS business to provide key support services to our global POLARIS customer base. PSS offers:

•	software maintenance, process applications support, engineering and equipment maintenance.

•	customer’s robot refurbishment, system level and standard upgrades, systems operations and maintenance training and spare parts.

•	Refresh ProgramTM, in which customers can purchase certified POLARIS Clusters made of both new and pre-owned, re-qualified modules. This allows customers to add capacity for a lower capital investment. The ratio of new to pre-owned modules is based on customer expectations and the availability of used modules. These systems are able to accommodate a variety of processes and can be purchased in a new configuration, or a system can be reconfigured and upgraded to match any installed configuration.

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

Backlog and Seasonality

      Our backlog consists of orders with delivery dates within the next 12 months for which a customer’s purchase order has been received. Our backlog at fiscal 2004 year-end was $20.1 million, of which 76% related to SC products and 24% related to the PSS products. Our backlog at fiscal 2003 year-end was $25.6 million, of which 41% related to SC products and 59% related to PSS products. Approximately 52% of our backlog at fiscal 2004 year-end and 66% of our backlog at fiscal 2003 year-end was comprised of orders from two customers for each year. Samsung and Intel were the top two customers in backlog at the end of fiscal 2004. Texas Instruments and Sandia National Labs were the top two customers in our backlog at the end of fiscal 2003. The loss of any of these customers could have a material adverse effect on our operations. All orders are subject to cancellation by the customer and in some cases a penalty provision could apply to a cancellation.

      In fiscal 2004, purchase orders aggregating approximately $1.1 million, constituting 0.6% of sales, were canceled and not rescheduled. In fiscal 2003, purchase orders aggregating approximately $8.2 million, constituting 9.2% of sales, were canceled and not rescheduled. Because of the timing and relative size of certain orders received by us and possible changes in delivery schedules and order cancellations, our backlog can vary from time to time so that backlog as of any particular date is not necessarily indicative of actual sales for any subsequent period. Our business is not seasonal to any significant extent. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional sales and backlog information.

Research and Development

      We believe that our future success depends in large part on our ability to enhance, in collaboration with our customers and other equipment and materials manufacturers, our existing SC product lines to meet the changing needs of microelectronics manufacturers. We believe that industry trends, such as the use of smaller circuit geometries, increased use of larger substrates and manufacturers’ increased desire for integrated processing equipment, will make highly automated and integrated systems, including single substrate processing systems, more important to customers. For assistance in our development efforts, we maintain relationships with our customers and others, who help identify and analyze industry trends and our development activities to meet the industry’s advanced technology needs.

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

      We maintain an 8,000-square-foot, state-of-the-art demonstration and process development laboratory for our Surface Conditioning business in our Chaska, Minnesota facility. In addition, our Japanese affiliate, m•FSI, LTD, maintains a demonstration laboratory in its Okayama, Japan facility.

      Expenditures for research and development, which are expensed as incurred, during fiscal 2004 were approximately $22.5 million, representing 19.6% of total sales. Expenditures for research and development during fiscal 2003 were approximately $31.1 million, representing 35.0% of total sales, and expenditures for research and development during fiscal 2002 were approximately $36.2 million, representing 25.2% of total sales. The fiscal 2003 to fiscal 2004 decline relates primarily to our decision to exit the resist processing market in March 2003.

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

      On October 9, 2002, we announced the early termination of our distribution agreements with Metron Technology, effective March 9, 2003. This change occurred as a result of our customers asking us to strengthen our presence in these regions and to bring them the full capabilities of our organization. We worked closely with Metron Technology to ensure a successful transition of sales, applications, service and spares logistical functions. Our direct sales and service support employees worked with customers to understand their processing requirements and to configure our equipment to provide applications solutions to meet those requirements. As of the end of fiscal 2004, our sales effort was supported by approximately 158 employees and contractors engaged in customer service and support. During fiscal 2004, our products were directly sold and serviced by us in North America, Europe and the Asia Pacific region, and through our joint venture, m•FSI, LTD, in Japan. The only exception is Israel, which is represented by the distribution company Metron Technology, N.V. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the termination of the Metron Technology distribution agreements and the transitioning of our sales and service efforts.

      We believe as a result of our direct selling and service initiative, we are experiencing broader product adoption in Europe and the Asia Pacific region.* By providing a full portfolio of direct support services, we have developed stronger customer relationships and our customers are beginning to show greater interest in expanding beyond their use of FSI traditional spray cleaning technologies to include new BEOL and wafer bumping applications for spray, as well as employing our advanced immersion and CryoKinetic technologies. Our increased responsiveness on the local level has resulted in more productive collaborative efforts and joint development programs with integrated circuit makers throughout the world for both 90nm production and 65nm development projects.

      International sales, primarily in Europe, the Asia Pacific region and Japan accounted for approximately 47% of total sales in fiscal 2004, 38% of total sales in fiscal 2003, and 29% of total sales in fiscal 2002.

      As of August 28, 2004, we held approximately 1.5 million shares of Metron Technology stock (or approximately 12% of the outstanding shares). Metron Technology has an extensive distribution organization located in Europe, Israel, India, and in the Asia Pacific region, and sells materials and equipment on behalf of several semiconductor equipment and consumables manufacturers. On August 16, 2004, Metron Technology entered into a Stock and Asset Purchase Agreement (“Purchase Agreement”) with Applied Materials, Inc. (“Applied”), pursuant to which Applied has agreed to acquire the worldwide operating subsidiaries and business of Metron Technology. In connection with the Purchase Agreement, in order to induce Applied to enter into the Purchase Agreement, Applied and certain shareholders of Metron (the “Shareholders”), including FSI, entered into Voting Agreements and Proxies, dated August 16, 2004 (the “Voting Agreements”). Pursuant to the Voting Agreements, each of the Shareholders, including FSI, irrevocably appointed the directors of Applied as such Shareholder’s lawful attorneys and proxies with respect to certain prescribed matters related to the Transaction. Under the terms of the Purchase Agreement, Applied has agreed to pay approximately $84,567,000 in cash to Metron Technology for all outstanding shares of Metron Technology’s worldwide operating subsidiaries and substantially all of the other assets of Metron Technology, and assume certain Metron Technology liabilities. Based on information provided by Metron Technology, the acquisition, which is subject to regulatory and Metron Technology shareholder approval and other closing conditions, is expected to close before the end of calendar 2004.* According to Metron Technology, following the close of the proposed acquisition, Metron Technology plans to announce cash distributions to its shareholders in the range of approximately $4.70 to $4.79 per share (depending on the tax attributes of the Metron Technology shareholders), which are expected to be made in at least two cash distributions during the six-month period following the close of the transaction.* In connection with the final cash distribution to its shareholders, Metron Technology also expects to conclude its business, delist its shares from NASDAQ and be dissolved and liquidated.* We expect to record a $5.6 to $5.8 million gain on the sale of these shares of Metron Technology.*

      We own a 49% equity interest in m•FSI, LTD, a Japanese joint venture company formed in 1991 with MBK Project Holdings LTD. (formerly Mitsui & Co., LTD.) and its wholly owned subsidiary, Chlorine Engineers Corp., LTD. (collectively, “Mitsui”). Mitsui owns a 51% equity interest in m•FSI. In connection with its formation, we and Mitsui granted m•FSI certain product and technology licenses and product distribution rights pursuant to a license agreement and a distribution agreement. In September 2004, m•FSI granted FSI exclusive rights to distribute certain products outside of Japan and an exclusive license covering the patents and related technology with regard to certain products for use outside of Japan.

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

Manufacturing, Raw Materials and Suppliers

      We maintain manufacturing facilities in Chaska, Minnesota and Allen, Texas. We plan to sell our Allen, Texas manufacturing facility related to our PSS business during fiscal 2005.* We typically assemble our products and systems from components and prefabricated parts manufactured and supplied by others, such as process controllers, robots, integrated circuits, power supplies, stainless steel pressure vessels, chamber bowls, valves and relays. Certain of the items manufactured by others are made to our specifications. Typically, final assembly and systems tests are performed by our manufacturing personnel. Quality control is maintained through quality assurance programs with suppliers, incoming inspection of components, in-process inspection during equipment assembly, and final inspection and operation of manufactured equipment prior to shipment. We have a company-wide quality program in place and received ISO 9001 certification in 1994.

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

      Our surface conditioning products compete with, among others, DaiNippon Screen Manufacturing Co. Ltd., Kaijo Denki, S.E.S. Co., Ltd., Semitool, Inc., SCP Global Technologies, The SEZ Group, AKrion and Tokyo Electron Ltd. Our PSS organization competes with various small equipment refurbishment, equipment maintenance and spare parts providers.

Customers

      We sell products from one or more of our product lines to most major microelectronics manufacturers. We have an extensive history of sales to several of the largest integrated circuit manufacturers and we have over 100 active customers worldwide.

      Texas Instruments accounted for approximately 16% of our total sales in fiscal 2004, 24% of our total sales in fiscal 2003 and 29% of our total sales in fiscal 2002. IBM accounted for less than 10% of our total sales in fiscal 2004, approximately 14% of our total sales in 2003 and approximately 11% of our total sales in fiscal 2002.

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

      Sales to Metron Technology and m•FSI, our international distributors, accounted for approximately 13% of our total sales in fiscal 2004, 17% of our total sales in fiscal 2003, and 19% of our total sales in fiscal 2002. Usually these systems are purchased for resale to device manufacturers. On October 9, 2002, we announced the termination of our distribution agreements with Metron Technology effective March 1, 2003. Metron Technology continues to represent our products in Israel. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the termination of the Metron Technology distribution agreements.

      Under the m•FSI distribution agreement, m•FSI has exclusive distribution rights with respect to certain of our products in Japan. A licensing agreement allows m•FSI to manufacture certain of our products. The agreements may be terminated only upon the occurrence of certain events or conditions or as otherwise mutually agreed. There is no obligation under the distribution agreement for m•FSI to purchase a specified amount or percentage of our products. In September 2004, m•FSI granted FSI exclusive rights to distribute certain products outside of Japan and FSI was granted an exclusive license covering the patents and related technology with regard to certain m•FSI products for use outside of Japan.

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

      We have approximately 90 U.S. patents. Expiration dates range from 2004 to 2020.

Employees

      As of August 28, 2004, we had approximately 508 full and part-time employees. Competition for highly skilled employees is intense. We believe that a great part of our future success depends upon our continued ability to retain and attract qualified employees. We are not subject to any collective bargaining agreement and have never been subject to a work stoppage. We believe we have good relations with our employees.

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

      We are subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing and product development process. We believe we are in compliance with these regulations and that we have obtained all necessary environmental permits to conduct our business. These permits generally relate to the disposal of hazardous wastes. If we fail to comply with present or future regulations, fines could be imposed, production and product development could be suspended, or operations could cease. Such regulations could require us to acquire significant equipment or take other actions to comply with environmental regulations at a potentially significant cost to us. If we fail to control the use of, or adequately restrict the discharge or disposal of, hazardous substances, we could incur future liabilities. See also Item 3 — “Legal Proceedings” for a discussion of our environmental legal proceedings.

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

      We also own a 159,000-square-foot facility in Allen, Texas, which cost approximately $18.6 million to construct and equip. This facility contains the PSS business’ manufacturing, support operations and engineering organization. We have entered into a non-binding letter of intent to sell the facility and sublease approximately 40,000 square feet for use by our PSS business. We expect to close on the sale of the building in the first half of fiscal 2005.*

      We also maintain small leased sales and service offices throughout Europe and Asia near our customer locations. Management believes its existing facilities are well maintained and in good operating condition.

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

      Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied these post-trial motions and there was no reduction in damages against SSI. Hsu was awarded an additional $431,000 for attorneys’ fees and expenses incurred since the judgment was rendered in November 2001. The total judgment against SSI together with post judgment interest and attorneys’ fees as of August 28, 2004 aggregated approximately $7.7 million.

      SSI and the individual defendants have filed an appeal on a variety of grounds and we posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, we entered into entered into a letter of credit of $5.2 million with a surety company. This letter of credit is collateralized with restricted cash of a similar amount.

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

      On February 19, 2004, FSI and SCP announced that they settled the two patent infringement lawsuits pending in the United States District Court for the District of Delaware. In an effort to settle these lawsuits, we acknowledged the validity and enforceability of the patents, but disputed that any of our products infringed upon the claims of the patents.

      We agreed to pay SCP $4.0 million for a release from past infringement claims and a prospective license under all four patents asserted against us in the two lawsuits. The release applies to all purchasers of our products containing its Surface Tension Gradient (“STG®”) technology. The prospective license applies to all end-user customers of our products subject to certain limitations. In addition, we agreed to supply SCP customers, at a pre-established price, our rinse/dry kits to implement its STG® technology for certain applications.

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

      There were no matters submitted to a vote of shareholders during the fourth quarter ended August 28, 2004.

Item 4A.	Executive Officers of the Company

      The executive officers are elected by the board of directors, generally for a term of one year, and serve until their successor is elected and qualified. The following table and discussion contains information regarding our current executive officers.

Name	Age	Position

John C. Ely(1)	45	Vice President, Global Sales and Service
Patricia M. Hollister(2)	44	Chief Financial Officer and Assistant Secretary
Donald S. Mitchell(3)	49	Chairman and Chief Executive Officer
Benno G. Sand(4)	50	Executive Vice President, Business Development and Investor Relations and Secretary

(1)	John Ely was named Vice President of Global Sales and Service in June 2003. He was Vice President; President, of our Surface Conditioning Division from August 2000 to June 2003. Mr. Ely was the Surface Conditioning Division’s Sales/ Marketing/ Applications Manager from 1997 to 2000; General Manager from 1995 to 1997; Product Specialist/ Product Manager from 1989 to 1995; and in direct sales from 1985 to 1989. Mr. Ely is a director of m•FSI, LTD and SCD Mountain View, Inc, one of our subsidiaries.

(2)	Patricia Hollister has served as Chief Financial Officer since January 1998 and as Assistant Secretary since January 2000. She was our Corporate Controller from March 1995 to January 1998. Prior to joining FSI, Ms. Hollister was employed by KPMG LLP in Minneapolis, Minnesota where she served over 12 years on various audit and consulting engagements, most recently as a Senior Manager. Ms. Hollister is a director of various FSI-owned foreign subsidiaries as well as NVE Corporation.

(3)	Donald Mitchell was named Chief Executive Officer and President of FSI in December 1999 and became Chairman of the Board of Directors for FSI in January 2002. From its formation in 1998 until December 1999, he was President of Air Products Electronic Chemicals, Inc., located in Carlsbad, California, a division of Pennsylvania-based Air Products and Chemicals, Inc. From 1991 to 1998, he served as President of Schumacher, a leading global chemical equipment and services supplier to the semiconductor industry. Throughout his career with Schumacher, he held various executive positions, including Vice President of Operations and Vice President of Sales and Marketing. Mr. Mitchell is a director of FSI and m•FSI, LTD. Mr. Mitchell served as the 1999/2000 Chairman of the Board of Directors for Semiconductor Equipment and Materials International, a leading global industry trade association and remains a current member of the Board.

(4)	Benno Sand has served as Executive Vice President, Business Development and Investor Relations since January 2000. He has served as Executive Vice President since January 1992 and Secretary since February 2002. Mr. Sand also served as Chief Administrative Officer from January 1998 to December 1999, as Chief Financial Officer from October 1990 to January 1998, and as Vice President of Finance from October 1987 to January 1992. Mr. Sand is a director of various FSI-owned United States and foreign subsidiaries as well as PPT Vision, Inc., MathStar, Inc. and TestQuest, Inc.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the NASDAQ National Market System under the symbol “FSII”. The following table sets forth the highest and lowest sale prices each day, as reported by the NASDAQ-National Market System for the fiscal periods indicated:

	2004		2003

	High	Low	High	Low

Fiscal Quarter
First	$6.67	$4.35	$4.79	$2.10
Second	9.24	6.26	5.54	2.28
Third	8.70	4.70	3.20	2.07
Fourth	8.07	4.01	5.40	2.96

      There were approximately 575 record holders of our common stock on October 22, 2004.

      We have never declared or paid cash dividends on our common stock. We currently intend to retain all earnings for use in our business, and do not anticipate paying dividends in the foreseeable future.*

Item 6.	Selected Consolidated Financial Data

      The tables that follow present portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and the related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The Consolidated Statement of Operations data for the years ended August 28, 2004, August 30, 2003, and August 31, 2002, and the Consolidated Balance Sheet data as of August 28, 2004 and August 30, 2003, are derived from our Consolidated Financial Statements that have been audited by KPMG LLP, independent auditors, and are included elsewhere in this report. The Consolidated Statement of Operations data for the years ended August 25, 2001 and August 26, 2000, and the Consolidated Balance Sheet data as of August 31, 2002, August 25, 2001, and August 26, 2000 are derived from our audited consolidated financial statements which do not appear in this report. On October 20, 1999, we acquired YieldUP International Corporation (YieldUP). The acquisition was accounted for as a purchase. Accordingly, the Consolidated Statement of Operations Data includes the results of operations for YieldUP from the acquisition date. We changed our accounting for goodwill effective August 26, 2001 in accordance with SFAS No. 142, “Goodwill and Other

Intangible Assets.” In addition, we changed our revenue recognition policy effective August 27, 2000, based upon guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” SAB101 was amended in fiscal 2004 by SEC Staff Accounting Bulletin No. 104 (SAB104), “Revenue Recognition.” As a result, all revenues reported for fiscal 2004, 2003, 2002 and 2001 are SAB104 or SAB 101 based. Fiscal year 2000 revenues were recognized upon shipment.

      The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year or fiscal period.

Selected Historical Financial Data

	Fiscal Year Ended

	August 28,	August 30,	August 31,	August 25,	August 26,
	2004	2003	2002(5)	2001(4)	2000(3)

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Sales	$114,404	$88,826	$143,374	$218,078	$219,787
Gross profit(7)(9)	59,020	14,508	44,375	80,396	80,363
Selling, general, and administrative expenses(10)	39,547	38,602	39,561	50,331	50,400
Research and development expenses(1)	22,458	31,126	36,197	42,118	43,700
Impairment of goodwill(6)	—	—	5,356	—	—
Transition agreement termination fee(8)	—	2,750	—	—	—
Write-down of fixed assets(7)	—	7,000	—	—	—
Operating loss	(2,985)	(64,970)	(36,739)	(12,053)	(13,737)
Equity in earnings (losses) of affiliates	779	(4,006)	(15)	4,196	2,047
Net income (loss) from continuing operations(8)	141	(78,557)	(34,663)	(5,760)	(4,143)
Net loss from discontinued operations	—	—	—	—	(400)
Net income (loss) before cumulative effect of change in accounting principle, net of tax	$141	$(78,557)	$(34,663)	$(5,760)	$(4,543)
Cumulative effect of change in accounting principle(2)	—	—	—	(14,969)	—
Net income (loss)	$141	$(78,557)	$(34,663)	$(20,729)	$(4,543)
Earnings (loss) per share — diluted
Continuing operations	$0.00	$(2.66)	$(1.26)	$(0.22)	$(0.17)
Discontinued operations	—	—	—	—	(0.01)

Income (loss) before cumulative effect of change in accounting principle	0.00	(2.66)	(1.26)	(0.22)	(0.18)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.59)	—

Net income (loss)	$0.00	$(2.66)	$(1.26)	$(0.81)	$(0.18)

Weighted average common shares used in per share calculations — diluted	30,315	29,546	27,450	25,543	24,810
Consolidated Balance Sheet Data:
Total assets	$139,797	$133,386	$211,770	$245,287	$253,470
Total long-term debt	—	—	—	—	60
Stockholders’ equity	110,372	109,000	179,632	184,018	201,789
Dividends	—	—	—	—	—

(1)	During fiscal 2000, we recorded an in-process research and development write-off of $6.4 million related to the YieldUP acquisition.

(2)	We changed our revenue recognition policy effective August 27, 2000, based on guidance provided in SAB 101. We recorded a non-cash charge of approximately $15 million, after reduction for income taxes of $0, or $0.59 per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year.

(3)	During fiscal 2000, we recorded realignment charges of $4.1 million which were allocated as follows: $2.1 million to cost of goods sold expenses, $1.3 million to selling, general and administrative expenses and $0.7 million to research and development expenses.

(4)	During fiscal 2001, we recorded realignment charges of $2.6 million which were allocated as follows: $0.6 million to cost of goods sold, $1.5 million to selling, general and administrative expenses and $0.6 million to research and development expenses.

(5)	During fiscal 2002, we recorded realignment charges of $500,000 which were allocated as follows: $250,000 to cost of goods sold expenses, $230,000 to selling, general and administrative expenses and $20,000 to research and development expenses. See Note 4 of the Notes to the Consolidated Financial Statements.

(6)	During fiscal 2002, we recorded a charge of $5.4 million related to the impairment of goodwill. See Note 1 of the Notes to Consolidated Financial Statements.

(7)	During fiscal 2003, we recorded $19.0 million to cost of goods sold for inventory obsolescence charges related to the wind down of the Microlithography business. We also recorded an impairment charge of $7.0 million against the property, plant and equipment assets associated with the PSS business in fiscal 2003. See Note 2 of the Notes to the Consolidated Financial Statements.

(8)	During fiscal 2003, we entered into a transition agreement with Metron Technology to terminate our distribution agreements and recorded a termination fee of $2.75 million. In addition, we recorded an impairment charge of $10.2 million in other expense related to the other than temporary impairment of our investment. See Note 3 of the Notes to the Consolidated Financial Statements.

(9)	During fiscal 2004, we had sales of PSS inventory with an original cost of $3.2 million that had been previously written down to zero. During fiscal 2003, we had sales of PSS inventory with an original cost of $3.0 million that had been previously written down to zero. See Note 2 of the Notes to the Consolidated Financial Statements.

(10)	During fiscal 2004, we recorded $3.4 million of expense to selling, general and administrative expenses related to a patent litigation settlement. See Note 21 of the Notes to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Application of Critical Accounting Policies and Estimates

      In accordance with Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

      Our critical accounting policies and estimates are as follows:

•	revenue recognition;

•	valuation of long-lived and intangible assets and goodwill; and

•	estimation of valuation allowances and accrued liabilities, specifically product warranty, inventory reserves, allowance for doubtful accounts and assessment of the probability of the outcome of current litigation.

Revenue Recognition

      We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. If our equipment sales involve sales to our existing customers who have previously accepted the same type(s) of equipment with the same type(s) of specifications, we account for the product sale as a multiple element arrangement. We recognize the equipment revenue upon shipment and transfer of title. The other elements may include installation and training. Equipment installation revenue is valued based on estimated service person hours to complete an installation and published or quoted service labor rates and is recognized when the labor has been completed. Training revenue is valued based on published training class prices and is recognized when the customers complete the training classes or when a customer-specific training period has expired. The published or quoted service labor rates and training class prices are rates actually charged and billed to our customers.

      All other product sales with customer-specific acceptance provisions are recognized upon customer acceptance. Future revenues may be negatively impacted if we are unable to meet customer-specific acceptance criteria. Revenue related to spare part sales is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

      Timing and amount of revenue recognized is dependent on the mix of revenue recognized upon shipment versus acceptance and for revenue recognized upon acceptance, it is dependent upon when customer-specific criteria are met.

Valuation of Long-Lived and Intangible Assets and Goodwill

      We assess the impairment of identifiable intangibles, long-lived assets and related goodwill at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

      If we do determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $42.4 million as of August 28, 2004.

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

      Upon completion of the termination of the distribution agreements with Metron Technology, our ownership in Metron Technology was reduced from approximately 21% to approximately 17%. See Note 3 of the Notes to Consolidated Financial Statements for a discussion of the early termination of our distribution agreements with Metron Technology. As a result, in the fourth quarter of fiscal 2003, we began to account for our investment in Metron Technology as a marketable equity security available-for-sale and carried the investment at fair market per the closing price of Metron Technology’s stock as reported on the NASDAQ National Market. The fair value of Metron Technology is subject to stock market fluctuations. As of August 28, 2004, we owned approximately 1.5 million shares of common stock of Metron Technology, or a 12% equity interest in Metron Technology, and the fair market value of our investment in Metron Technology was $6.6 million, including unrealized holding gains of $5.2 million.

      In the second quarter of fiscal 2003, we conducted a review of the long-lived assets of the Microlithography business, as we transitioned to the PSS business model. Accordingly, we recorded a write-down of $7.0 million against the property, plant and equipment assets of the PSS business to write the assets down to their estimated fair value. This write-down included a $5.0 million impairment charge associated with the PSS facility and a $2.0 million impairment charge related to the PSS business equipment. These impairment charges were based upon our review of the PSS facility and business equipment and their estimated fair values. See Note 2 of Notes to Consolidated Financial Statements for a discussion of impairment charges.

Product Warranty Estimation

      We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, releases of new products and other factors, including product performance. The warranty periods for new equipment manufactured by us range from 12 to 24 months. Special warranty reserves are also accrued for major rework campaigns. Although management believes the likelihood to be relatively low, claims experience could be materially different from actual results because of the introduction of new, more complex products; a change in our warranty policy in response to industry trends, competition or other external forces; manufacturing changes that could impact product quality; or as yet unrecognized defects in products sold.

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

      We recorded $19.0 million of inventory charges in the second quarter of fiscal 2003 based on the estimated future sales and recoverability, specifically related to our decision to wind down the Microlithography business. We determined the $19.0 million inventory charges by comparing the inventory balance of the PSS business as of March 1, 2003 to the inventory balance expected to be used for PSS orders in backlog, anticipated orders, and anticipated order cancellations and adjusted the net inventory balance to its net realizable value. During fiscal 2004, we had sales of PSS inventory with an original cost of approximately $3.2 million that had previously been written down to zero and during the fourth quarter of fiscal 2003, we had sales of PSS inventory with an original cost of approximately $3.0 million that had previously been written down to zero. In addition, we were able to reduce certain open purchase order commitments and inventory buyback requirements.

Allowance for Doubtful Accounts Estimation

      Management must make estimates of the uncollectibility of our accounts receivable. The most significant risk is the risk of sudden unexpected deterioration in financial condition of a significant customer which is not considered in the allowance. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Results could be materially impacted if the financial condition of a significant customer deteriorated and related accounts receivable are deemed uncollectible. Accounts receivable are charged off after management determines that they are uncollectible.

Litigation Liability Estimation

      Management’s current estimated range of liability related to some of the pending litigation is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss and no estimate within the range is better than the other estimates. Because of the uncertainties related to both the amount and range of loss on the pending litigation, management is not always able to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Industry Update

      During fiscal 2004, industry conditions continued to improve in parallel with strengthening global economic conditions. Unit demand for semiconductors, the products our customers produce exceeded the 2000 peak monthly levels during the first half of calendar 2004. During the same period, factory utilization rates for our customers exceeded 90 percent, with many leading-edge fabs running at or near their capacity limits. However, we have seen some softening in the industry conditions in the second half of calendar 2004. While unit demand remains strong, our customers’ factory utilization rates have been declining since June 2004. As a result, our customers have become more cautious with respect to increasing their manufacturing capacity.

      In calendar 2000, worldwide demand for semiconductor or integrated circuit manufacturing equipment, as reported by Dataquest, an industry research organization, was nearly $56 billion. In calendar 2003, the reported demand for equipment had decreased to $29 billion. Given the managed spending by our customers on new semiconductor device manufacturing capacity during the past few years, Dataquest anticipates that the demand for semiconductor manufacturing equipment could increase by nearly 60 percent in calendar 2004 as compared to calendar 2003.* The increase in spending is being led by Asian semiconductor manufacturers as unit demand in that region has grown. Industry analysts are forecasting demand for semiconductor equipment to increase only modestly from 5 to 10 percent in calendar 2005 as compared to 2004.*

Results of Operations

      For the fiscal year ended August 28, 2004, we had net income of $141,000 as compared to a net loss of $78,557,000 for the fiscal year ended August 30, 2003. The improved financial performance was a result of increased sales revenue from $88.8 million in fiscal 2003 to $114.4 million in fiscal 2004 due primarily to improved industry conditions. We also improved our gross margins to 51.6% for fiscal 2004 and reduced operating expenses by approximately $17 million as compared to fiscal 2003.

Wind Down of Microlithography Business

      In March 2003, we announced that we would wind down the Microlithography business due to uncertain economic conditions and the weak semiconductor industry forecast. The decision was also due to a history of operating losses of the Microlithography business as a result of competitive pressures and general economic and industry conditions. Subsequent to the wind down, we provide support services for our POLARIS products through our PSS business.

      The PSS business revenue represented $32.9 million, or 29% of our total revenue of $114.4 million for fiscal 2004; $29.3 million, or 33%, of our total revenue of $88.8 million for fiscal 2003 and $61.2 million, or 43%, of our total revenue of $143.4 million for fiscal 2002. Prior to the wind down of the Microlithography business, approximately 292 of our 714 employees worked in this business. We recorded $2.7 million in severance expenses in fiscal 2003.

      We recorded $19.0 million of inventory charges in the second quarter of fiscal 2003 based on the estimated future sales and recoverability, specifically related to our decision to wind down the Microlithography business. We determined the $19.0 million inventory charge based on the inventory balance as of March 1, 2003 as compared to the inventory balance expected to be used for PSS orders in backlog, anticipated orders and anticipated order cancellations and adjusted the net inventory balance to its net realizable value. During fiscal 2004, we had sales of PSS inventory with an original cost of approximately $3.2 million that had previously been written down to zero and during the fourth quarter of fiscal 2003, we had sales of PSS inventory with an original cost of approximately $3.0 million that had previously been written down to zero. In addition, we were able to reduce certain open purchase order commitments and inventory buyback requirements.

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

      The employee headcount for the PSS group was reduced from approximately 292 employees in February 2003 to 95 employees at the end of fiscal 2004. We started to recognize the full financial savings of this reduction in the fourth quarter of fiscal 2003. The savings, consisting primarily of employee salaries and benefits from the third quarter restructuring, was approximately $2.9 million for the fourth quarter of fiscal 2003 and approximately $11.0 million in fiscal 2004.*

      Our focus was to successfully wind down this business and transition it to the PSS business. Our primary goals are to satisfy our remaining PSS customer obligations and support requirements. We are committed to providing a path for our customers to maximize the useful life for their POLARIS®Systems and have established key support services programs to support this goal. We expect to generate $10 to $15 million of positive cash flow from this operation over the next several quarters as we continue to sell inventory, collect accounts receivable and assuming we are able to dispose of the owned facility in Allen, Texas.* During the first quarter of fiscal 2005, we entered into a non-binding letter of intent to sell this facility and sublease approximately 40,000 square feet for use by our PSS business.

Transition Agreement with Metron Technology

      On October 9, 2002, we entered into a Transition Agreement with Metron Technology related to the early termination of our distribution agreements with Metron Technology for Europe and the Asia Pacific region, effective March 1, 2003. See Note 3 of the Notes to the Consolidated Financial Statements for discussion related to the Transition Agreement with Metron Technology.

Impairment of Goodwill

      Due to a significant decline in our stock price in the fourth quarter of fiscal 2002, the continued downturn in the industry and the overall global economic conditions, an impairment review of goodwill was completed as of August 31, 2002. As a result, the balance of goodwill was deemed other than temporarily impaired and we recorded an impairment charge of $5.4 million in the fourth quarter of fiscal 2002. See Note 1 of the Notes to the Consolidated Financial Statements for a description of the goodwill impairment charge recorded in fiscal 2002.

Fiscal 2002 Restructuring

      During the second quarter of fiscal 2002, in response to the continued delay in an industry recovery and the overall economy, we implemented cost reduction actions. See Note 4 of the Notes to the Consolidated Financial Statements for a discussion related to the fiscal 2002 restructuring.

Sales Revenue and Shipments

      Fiscal 2004 sales revenues were $114.4 million as compared to $88.8 million in fiscal 2003. The majority of the increase in fiscal 2004 related to increases in SC revenues. Sales revenues for SC increased to $81.5 million in fiscal 2004 from $59.5 million in fiscal 2003. The increase in SC sales revenues related primarily to increased shipments from $64.6 million in fiscal 2003 to $82.2 million in fiscal 2004 due to improved industry conditions. Sales revenues for PSS increased to $32.9 million in fiscal 2004 from $29.3 million in fiscal 2003. The increase in PSS sales revenue in fiscal 2004 related primarily to increased upgrade and spares revenue, partially offset by a decline in equipment revenue associated with the transition to the PSS model in the microlithography area. Fiscal 2003 sales revenues were $88.8 million as compared to $143.4 million for fiscal 2002. Sales revenues for PSS decreased to $29.3 million for fiscal 2003 as compared to $61.2 million in fiscal 2002. Sales revenues for SC decreased to $59.5 million in fiscal 2003 from $82.1 million in fiscal 2002. The decrease in sales revenues in fiscal 2003 as compared to fiscal 2002 was due to the industry downturn, competitive pricing pressures, and the global recession. The decrease in fiscal 2003 was also due to the wind down of the Microlithography business.

      Shipments were $111.1 million in fiscal 2004 as compared to $93.7 million in fiscal 2003 and $75.2 million in fiscal 2002. SC shipments increased from $64.6 million in fiscal 2003 to $82.2 million in fiscal 2004. The increase in SC shipments related to increased bookings from $52.9 million in fiscal 2003 to $87.7 million in fiscal 2004 due to improved industry conditions. PSS shipments decreased slightly from $29.1 million in fiscal 2003 to $28.9 million in fiscal 2004.

      Based upon our revenue recognition policy, revenue for certain shipments to customers are not recognized until customer acceptance, therefore depending on timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or sales revenue may exceed shipments.

      International sales were $54.3 million for fiscal 2004, representing 47% of total sales during fiscal 2004, $33.9 million for fiscal 2003, representing 38% of total sales during fiscal 2003, and $40.9 million for fiscal 2002, representing 29% of total sales during fiscal 2002. International sales through our affiliates,

Metron Technology and m•FSI, represented approximately 27% of international sales during fiscal 2004, 45% of our total international sales during fiscal 2003, and 67% of our total international sales during fiscal 2002. The increase in international sales revenue in fiscal 2004 as compared to fiscal 2003 related to our transition to a direct global distribution model in March 2003 as well as improved industry conditions in international markets. We experienced increased sales in all international markets in fiscal 2004. The decrease in international sales in fiscal 2003 as compared to fiscal 2002 was due to poor industry conditions. In fiscal 2003, total sales in Europe and Japan, however, represented a higher percent of total sales as compared to fiscal 2002. Due to its broader customer base, SC has a higher percentage of international sales than PSS. See Note 16 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s international sales.

      We ended fiscal 2004 with a backlog of approximately $20.1 million as compared to $25.6 million at the end of fiscal 2003. Backlog consists of orders with delivery dates within the next 12 months for which a customer purchase order has been received. Because of the timing and relative size of orders and the possibility of cancellations or customer delays, backlog is not necessarily indicative of sales for future periods. Deferred revenue was approximately $6.8 million as of the end of fiscal 2004. Deferred revenue is included in deferred profit which is net of deferred cost of goods sold on the consolidated balance sheet.

      As a result of the fiscal 2004 year-end backlog, deferred revenue levels and anticipated orders in the first quarter of fiscal 2005, we expect first quarter fiscal 2005 revenue to be in the range of $23 to $26 million.* We also expect fiscal 2005 first quarter orders to be between $25 and $30 million.*

Gross Margin

      Our gross margin fluctuates due to a number of factors, including the mix of products sold, as spare parts and service revenues generally have higher margins, the proportion of international sales, as international sales, particularly in Asia, generally have lower margins due to pricing pressures, and utilization of manufacturing capacity.

      Gross margin as a percentage of sales was 51.6% for fiscal 2004 as compared to 16.3% for fiscal 2003 and 31.0% for fiscal 2002. The increase in margins from fiscal 2003 to fiscal 2004 was primarily impacted by inventory charges of $19.0 million recorded in the second quarter of 2003. See Note 2 of the Notes to the Consolidated Financial Statements for discussion related to the PSS inventory charges. The increase in gross margins for fiscal 2004 as compared to fiscal 2003 was also due to the product sales mix shift to SC products, our go direct initiative in Asia and Europe and an increase in spares and service revenue to over 36 percent of total revenue in fiscal 2004 as compared to 25 percent of total revenue in fiscal 2003. Fiscal 2004 gross margins were also favorably impacted by $0.8 million of changes in warranty estimates primarily related to an SC product rework program in which actual costs were less than anticipated.

      During fiscal 2004, we had sales of PSS inventory with an original cost of approximately $3.2 million that had previously been written down to zero. This was primarily due to sales revenues generated from unanticipated PSS refreshed tools, spare parts and upgrades sales. Our gross margin as a percentage of sales for fiscal 2004 would have been 48.8% if we included the original cost of the PSS inventory that had been written down to zero. Gross margin including the original cost of the PSS inventory that had been written down to zero is not calculated in accordance with generally accepted accounting principles (“GAAP”). Our management believes that the presentation of gross margin including the original cost of the PSS inventory that has been written down to zero provides a useful analysis of our ongoing operating trends and helps investors compare our operating performance period over period.

      The following is a reconciliation of our fiscal 2004 gross margin calculated in accordance with GAAP to our fiscal 2004 gross margin including the original cost of PSS inventory that had previously been written down to zero (in thousands):

	Fiscal Year Ended			Fiscal Year Ended
	August 28, 2004			August 28, 2004
	(GAAP)	% of Sales	Adjustment(1)	(Non-GAAP)	% of Sales

Sales	$114,404			$114,404
Cost of Goods Sold	55,384		$3,159	58,543

Gross Margin	$59,020	51.6%		$55,861	48.8%

(1)	Original cost of PSS inventory sold that had been written down to zero.

      Our gross margin as a percentage of sales in fiscal 2003 would have been 34.3%, excluding the net impact of inventory charges of $19.0 million recorded for the PSS business net of sales of PSS inventory with an original cost of $3.0 million that had previously been written down to zero. Gross margin before the net PSS inventory reserves is not calculated in accordance with GAAP. Our management believes that the presentation of gross margin before the net PSS inventory reserves provides a useful analysis of our ongoing operating trends and helps investors compare our operating performance period over period.

      The following is a reconciliation of our fiscal 2003 gross margin calculated in accordance with GAAP to our fiscal 2003 gross margin before the net PSS inventory reserves (in thousands):

	Fiscal Year Ended			Fiscal Year Ended
	August 30, 2003			August 30, 2003
	(GAAP)	% of Sales	Adjustment(2)	(Non-GAAP)	% of Sales

Sales	$88,826			$88,826
Cost of Goods Sold	$74,318		$(16,000)	58,318

Gross Margin	$14,508	16.3%		$30,508	34.3%

(2)	Net PSS inventory charges and original cost of PSS inventory that had been written down to zero.

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

      The decrease in gross margins for fiscal 2003 as compared to fiscal 2002 was primarily related to the $19.0 million of PSS inventory charges recorded in fiscal 2003. Fiscal 2002 gross margins were also negatively impacted by $0.9 million of changes in warranty estimates, primarily related to a PSS reliability rework program.

      Margins in fiscal 2003 were also impacted by $337,000 of severance costs that were recorded to cost of goods sold in the third and fourth quarters of fiscal 2003. The margins for fiscal 2002 were impacted by $250,000 of realignment charges that were recorded to cost of goods sold in the second quarter of fiscal 2002.

      We expect the gross profit margins for the first quarter of fiscal 2005 to decrease to between 44 to 46% of revenues, due to an anticipated change in product mix and the lower margins on the initial placement of our products at strategic customers.* We do not anticipate any significant impact on gross margins as a result of utilizing PSS inventory that was previously written off.*

Selling, General and Administrative Expenses

      Selling, general and administrative expenses in fiscal 2004 were $39.5 million, or 34.6% of total sales, as compared to $38.6 million, or 43.5% of total sales, in fiscal 2003 and $39.6 million, or 27.6% of total sales, in fiscal 2002. The increase in dollar amount of selling, general and administrative expenses in fiscal

2004 as compared to fiscal 2003 related to $3.4 million of expense incurred to settle a patent infringement litigation in the second quarter of fiscal 2004, offset by a decrease in information technology expenses. See Note 21 of the Notes to the Consolidated Financial Statements for a discussion of the patent infringement litigation settlement. These increases were also offset by savings related to organizational efficiencies from our transition to direct international distribution and the PSS business model. The decrease in the dollar amount of selling, general and administrative expense in fiscal 2003 as compared to fiscal 2002 reflected the impact of our cost control efforts. The decrease was partially offset by our infrastructure investment in going direct in Europe and the Asia Pacific region, the related addition of sales and service personnel in these regions and the severance costs associated with the wind down of the Microlithography Division. Selling, general and administrative expenses included realignment charges of $1.0 million in fiscal 2003 and $0.2 million in fiscal 2002.

      Selling, general and administrative expenses for the first quarter of fiscal 2005 are expected to be in the range of $9.0 million to $9.2 million, as we expand our product and program management resources in support of the demonstration programs with customers in Europe and Asia.* This investment will offset the reduction in depreciation now that our SAP System, installed in 1999, is fully depreciated.

Impairment of Goodwill

      Due to a significant decline in our stock price in the fourth quarter of fiscal 2002, the continued downturn in the industry and the overall global economic conditions, we completed an impairment review of goodwill as of August 31, 2002. As a result, the balance of goodwill was deemed other than temporarily impaired and we recorded an impairment charge of $5.4 million in the fourth quarter of fiscal 2002. See Note 1 of the Notes to the Consolidated Financial Statements for a description of the goodwill impairment charge recorded in fiscal 2002.

Transition Agreement Termination Fee

      In the first quarter of fiscal 2003, we recorded a charge of approximately $2.8 million associated with the early termination of the distribution agreements with Metron Technology. See Note 3 of the Notes to the Consolidated Financial Statements for a discussion related to the Transition Agreement with Metron Technology.

Write-Down of Property, Plant and Equipment

      In the second quarter of fiscal 2003, we conducted a review of the long-lived assets of the PSS business and the recorded a write-down of $7.0 million against the property, plant and equipment assets of the PSS business to write the assets down to their estimated fair value. This write-down included a $5.0 million impairment charge for the PSS business facility and a $2.0 million impairment charge related to the PSS business equipment. These impairment charges were based upon our review of the PSS business equipment and their estimated fair values. See Note 2 of the Notes to the Consolidated Financial Statements for a discussion related to the write-down of property, plant and equipment.

Research and Development Expenses

      Research and development expenses for fiscal 2004 were $22.5 million, or 19.6% of total sales, as compared to $31.1 million, or 35.0% of total sales in fiscal 2003, and $36.2 million, or 25.2% of total sales, for fiscal 2002. The decrease in the dollar amount of research and development expenses in fiscal 2004 as compared to fiscal 2003 related to the reduction of engineering resources when we exited the resist processing market in March 2003. The decrease in the dollar amount of research and development expenses in fiscal 2003 as compared to fiscal 2002 was related to the wind down of the Microlithography business and the cost control efforts in the Surface Conditioning area. In addition, there was $1.1 million of realignment charges in fiscal 2003 and $20,000 of realignment charges in fiscal 2002.

      We expect research and development expenses to range from $5.6 to $5.8 million for the first quarter of fiscal 2005 as we continue to invest in new application and product development programs and continue to support our flagship products: the MAGELLAN, the ANTARES and the ZETA.*

Other Income (Expense), Net

      Other income (expense), net was approximately $2.4 million of income, or 2.1% of total sales, for fiscal 2004 as compared to $9.5 million of expense, or 10.7% of total sales, for fiscal 2003 and $1.5 million of income, or 1.1% of total sales, for fiscal 2002.

      The change for fiscal 2004 as compared to fiscal 2003 related primarily to an approximately $10.2 million non-cash impairment charge in the first quarter of fiscal 2003 for the shares of Metron Technology that we owned. The change was also due to the $2.0 million gain on the sale of approximately 627,000 shares of Metron Technology common stock in the first quarter of fiscal 2004.

      The change for fiscal 2003 as compared to fiscal 2002 related primarily to the approximately $10.2 million non-cash impairment charge in the first quarter of fiscal 2003 for the shares of Metron Technology that we owned. The change for fiscal 2003 as compared to fiscal 2002 was also related to a decrease in interest income due to lower average cash balances in fiscal 2003 as compared to fiscal 2002.

      We currently own approximately 1.5 million shares of Metron Technology. Our basis in this stock is approximately $0.94 per share, or $1.4 million. In August 2004, Applied Materials announced that it was acquiring substantially all of the assets of Metron Technology. It is anticipated that this transaction will close before the end of calendar 2004.* We anticipate a $7.0 to $7.2 million cash distribution from Metron Technology after the transaction closes.* At that time, we would also record a $5.6 to $5.8 million gain on this sale.* As of the end of fiscal 2004, we carried our investment in Metron Technology as a marketable security valued at $6.6 million.

      Interest income is expected to be approximately $50,000 to $75,000 for the first quarter of fiscal 2005, given our current level of cash reserves, the anticipated interest rates and the expectation that the sale of Metron Technology assets to Applied Materials will not close during the first quarter of our fiscal 2005.*

Income Tax (Benefit) Expense

      We recorded a tax expense of $50,000 in both fiscal 2004 and fiscal 2003, primarily as a result of state franchise taxes.

      We recorded a tax benefit of $559,000 for fiscal 2002. This benefit was primarily a result of a refund that became available due to a tax law revision enacted in the third quarter of fiscal 2002. We filed the appropriate federal tax returns and received a cash refund of approximately $660,000 during the fourth quarter of fiscal 2002.

      Our deferred tax assets on the balance sheet as of August 28, 2004 have been fully reserved for with a valuation allowance. We do not expect to reduce our valuation allowance until we are consistently profitable on a quarterly basis.*

      Overall, we have net operating loss carryforwards for federal income tax purposes of approximately $130.6 million at August 28, 2004, which will begin to expire in fiscal 2011 through fiscal 2023 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year.

Equity in Earnings (Losses) of Affiliates

      Equity in earnings (losses) of affiliates was approximately $779,000 of income for fiscal 2004, $4.0 million of losses for fiscal 2003, and $15,000 of losses for fiscal 2002. The change in fiscal 2004 related to improved financial performance for m•FSI in fiscal 2004 due to improved industry conditions in Japan. The change in fiscal 2003 from fiscal 2002 reflected the impact that deteriorating industry conditions had on Metron Technology. In fiscal 2003, Metron Technology wrote off a significant amount of its goodwill and incurred additional expenses in connection with the transition of its FSI product distribution business to FSI. The losses from Metron Technology were partially offset by a positive contribution from m•FSI. The loss in fiscal 2002 was due to the impact that deteriorating industry conditions had on both Metron Technology and m•FSI.

      In fiscal 2004, we no longer recorded equity in losses from Metron Technology, as our ownership, in Metron Technology has been below 20 percent since the fourth quarter of fiscal 2003. On August 16, 2004, Metron Technology entered into a Stock and Asset Purchase Agreement (“Purchase Agreement”) with Applied Materials, Inc. (“Applied”), pursuant to which Applied has agreed to acquire the worldwide operating subsidiaries and business of Metron Technology. See Item 1. Business — Marketing, Sales and Support for a discussion of the Purchase Agreement.

      We anticipate that equity in earnings from m•FSI LTD, our Japanese affiliate, will range from $200,000 to $300,000 in the first quarter of fiscal 2005 as m•FSI LTD continues to benefit from the improved industry conditions in Japan.*

Net Income (Loss)

      Based upon achieving anticipated revenue, gross margin and operating expense levels, we expect to record a net loss of $2.0 to $3.0 million in the first quarter of fiscal 2005, excluding gains on sales of marketable securities.*

Liquidity and Capital Resources

      Our cash, restricted cash and cash equivalents were approximately $35.6 million as of August 28, 2004, an increase of $0.1 million from the end of fiscal 2003. The slight increase in cash, restricted cash and cash equivalents was due primarily to proceeds from stock option exercises and employee stock purchase plan issuances of $1.4 million and $2.6 million from the proceeds of sales of marketable securities, a $0.6 million decrease in other long-term assets and $0.2 million of positive currency impact partially offset by funds used for operations of $3.0 million and capital expenditures of $1.7 million.

      Marketable securities were approximately $6.6 million as of August 28, 2004, a decrease of $1.6 million from the end of fiscal 2003. The decrease was due to the sale of $2.6 million of marketable securities net of an increase in valuation of marketable securities of $1.0 million.

      Accounts receivable increased $4.7 million from the end of fiscal 2003. Trade accounts receivable from non-affiliates increased $4.4 million from the end of fiscal 2003. The increase in trade accounts receivable related primarily to an increase in shipments from $18.6 million in the fourth quarter of fiscal 2003 to $26.7 million in the fourth quarter of fiscal 2004.

      The balance in trade accounts receivable from affiliates as of August 28, 2004 represented approximately 26% of the fiscal 2004 sales to affiliates. The timing of shipments to affiliates is impacted by our affiliates’ receipt of customer purchase orders, our production lead times and the ultimate ship dates.

      Inventory increased approximately $7.9 million to $27.4 million at the end of fiscal 2004, as compared to $19.5 million at the end of fiscal 2003. The increase in inventory related primarily to increases in raw materials and purchased parts due to increased bookings to $23.6 million in the fourth quarter of fiscal 2004 as compared to $17.8 million in the fourth quarter of fiscal 2003. The increase was also due to an increase in finished goods related to additional demonstration tool placements.

      Deferred profit decreased approximately $1.4 million to $3.1 million at the end of fiscal 2004, as compared to $4.5 million at the end of fiscal 2003. The decrease relates primarily to a decline in PSS deferred profit.

      As of August 28, 2004, our current ratio was 3.4 to 1.0, and working capital was $68.8 million.

      The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments due by period

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating Lease Obligations	$1,791	$903	$695	$193	—
Purchase Obligations	9,308	9,308	—	—	—
Other Long-Term Liabilities(1)	4,182	932	1,250	500	$1,500

Total	$15,281	$11,143	$1,945	$693	$1,500

(1)	Other long-term liabilities represent payments related to a patent litigation settlement and minimum royalty payments or discounts granted under a license agreement.

      As previously discussed, we have outstanding litigation regarding the Hsu matter. The total judgment against SSI together with post-judgment interest as of August 28, 2004 aggregated approximately $7.7 million. SSI and the individual defendants have filed an appeal on a variety of grounds. In the third quarter of fiscal 2002, we posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, we entered into a letter of credit in the amount of $5.2 million with a surety company. This letter of credit is collateralized with restricted cash of approximately the same amount. As of August 28, 2004 we had guarantees totaling $312,000 related to auto leases, VAT and payroll requirements in Europe. These guarantees were collateralized with $275,000 of restricted cash. The total balance of restricted cash as of August 28, 2004 was $6.0 million.

      In accordance with our Israel distribution agreement with Metron Technology, if we give notice of a termination other than because of a breach of the agreement by Metron Technology, we are obligated to repurchase spare parts in Metron Technology’s inventory. The balance of spare parts in Metron Technology’s inventory as of August 28, 2004 was approximately $113,000.

      Capital expenditures were $1.7 million in fiscal 2004, $3.9 million in fiscal 2003, and $4.2 million in fiscal 2002. We expect capital expenditures to be less than $1.0 million in the first quarter of fiscal 2005.* Depreciation and amortization is expected to be between approximately $1.3 and $1.5 million in the first quarter of fiscal 2005.*

      At the first quarter expected run rate, we anticipate using $1.5 to $3.5 million of cash in the first quarter of fiscal 2005, depending on the timing of accounts receivable collections and the expected placement of several additional evaluation systems with customers.* We believe that with existing cash, cash receipts, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet our currently projected working capital requirements, and to meet other cash requirements through at least fiscal 2005.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies particularly those that are complementary to our surface conditioning business.* We may fund such activities with additional equity or debt financing.* The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.*

Off-Balance Sheet Arrangements

      We do not have any off balance sheet arrangements.

New Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (VIEs). FIN 46 addresses the consolidation by businesses of variable interest entities and requires businesses to consolidate a variable interest entity if it has a variable interest that will absorb a majority of the entity’s expected losses if they occur, or receive a majority of the entity’s expected returns if they occur, or both. In December 2003, the FASB revised FIN 46. For VIEs, the provisions of the revised FIN 46 became effective for us during the third quarter of fiscal 2004. We have assessed our relationships with m•FSI in which we have a 49% equity investment. We have determined that the investment is not required to be consolidated in our financial statements pursuant to FIN 46. The adoption of the revised FIN 46 did not have an effect on our consolidated financial statements.

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

      Our stock price has been volatile in the past and may continue to be so in the future. In fiscal 2004, our stock price ranged from $4.01 to $9.24 and in fiscal 2003, our stock price ranged from $2.07 to $5.54 per share.

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

      The profits or losses of our affiliate, m•FSI LTD, can also significantly affect our financial results. As of August 28, 2004, we had a 49% interest in m•FSI. If this affiliate loses the business of a significant company for which it distributes or sells products, loses a significant customer or otherwise became less financially viable, it could have a negative effect on our financial condition.

Changes in demand caused by fluctuations in interest and currency exchange rates may reduce our international sales.

      Almost all of our direct international sales are denominated in U.S. dollars. Nonetheless, changes in demand caused by fluctuations in interest and currency exchange rates may affect our international sales. Sales for m•FSI LTD are denominated in yen. As a result, U.S. dollar/yen exchange rates may affect our equity interest in m•FSI LTD’s earnings.

      m•FSI LTD sometimes engages in so-called “hedging” or risk-reducing transactions to try to limit the negative effects that the devaluation of foreign currencies relative to the U.S. dollar could have on operating results. m•FSI LTD will do so if a sale denominated in a foreign currency is sufficiently large to justify the costs of hedging. To hedge a sale, m•FSI LTD typically will commit to buy U.S. dollars and sell the foreign currency at a given price at a future date. If the customer cancels the sale, m•FSI LTD may be forced to buy U.S. dollars and sell the foreign currency at market rates to meet its hedging obligations and may incur a loss in doing so. To date, the hedging activities of m•FSI LTD have not had any significant negative effect on us.

      Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region starting in March 2003, we incur labor, service and other expenses in foreign currencies. As of August 28, 2004, we had not entered into any hedging activities and our foreign currency transaction loss for fiscal 2004 was insignificant. We intend to evaluate various hedging activities and other options to minimize fluctuations in interest and currency exchange rates. There is no assurance that we will be successful in minimizing foreign exchange rate risks and such failure may reduce our international sales or negatively impact our operating results.

Because of the need to meet and comply with numerous foreign regulations and policies, the potential for change in the political and economic environments in foreign jurisdictions and the difficulty of managing business overseas, we may not be able to sustain our historical level of international sales.

      We operate in a global market. In fiscal 2004, approximately 47% of our sales revenue derived from sales outside of the United States. For fiscal 2003, approximately 38% of our sales revenue derived from sales outside the United States. For fiscal 2002, approximately 29% of our sales revenue derived from sales outside the United States. These figures include sales through Metron Technology and m•FSI, which accounted for 27% of international sales in fiscal 2004, 45% of international sales in fiscal 2003 and 67% of international sales in fiscal 2002. We expect that international sales will continue to represent a significant portion of total sales.* Sales to customers outside the United States involve a number of risks, including the following:

•	imposition of government controls;

•	compliance with U.S. export laws and foreign laws;

•	political and economic instability;

•	trade restrictions;

•	changes in taxes and tariffs;

•	longer payment cycles;

•	difficulty of administering business overseas; and

•	general economic conditions.

      In particular, the Japanese and Asia Pacific markets are extremely competitive. The semiconductor device manufacturers located there are very aggressive in seeking price concessions from suppliers, including equipment manufacturers like us. In fiscal 2004, approximately 49% of our international sales were attributable to these markets.

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

      If our significant customers, including IBM or Texas Instruments, reduce, delay, or cancel orders, then our operating results could suffer. Our largest customers have changed from year to year; however, sales to our top five customers accounted for approximately 46% of total sales in the fiscal 2004, 59% of total sales in fiscal 2003 and 53% of total revenues in fiscal 2002. Texas Instruments accounted for 16% of total sales in fiscal 2004, 24% of total sales in fiscal 2003 and 29% of total revenues in fiscal 2002. IBM accounted for approximately 14% of total sales in fiscal 2003 and 11% of total revenues in fiscal 2002. We currently have no long-term sales commitments with any of our customers. Instead, we generally make sales under purchase orders. Our backlog at August 28, 2004 was $20.1 million, of which 52% was comprised of orders from two customers. All orders are subject to cancellation or delay by the customer.

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

      We prepare our financial statements to conform with GAAP. The GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission, the Financial Accounting Standards Board and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced.

      Accounting policies affecting many other aspects of our business, including rules relating to purchase accounting for business combinations, revenue recognition, stock compensation and the consolidation of variable interest entities, have recently been revised or are under review. Changes to those rules or the questioning of our current accounting practices may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statement and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

We do not intend to pay dividends.

      We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. As of August 28, 2004, our investments in affiliates include a 12% interest in Metron Technology and a 49% interest in m•FSI LTD Metron Technology operates mainly in Europe, Asia Pacific and the United States. m•FSI LTD operates in Japan. We denominate all U.S. export sales in U.S. dollars. Our investment in Metron Technology is currently accounted for as marketable securities and is subject to market fluctuations related to the stock price. During fiscal 2004, Metron Technology’s stock price ranged from $2.05 to $5.20. See Item 1. Business — Marketing, Sales and Support for information on a purchase agreement Metron Technology entered into with Applied Materials, Inc.

      Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region starting in March 2003, we have and will continue to incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* As of August 28, 2004, we had not entered into any hedging activities and our foreign currency transaction loss for fiscal 2004 was insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.

      We do not have significant exposure to changing interest rates as all material outstanding debt was repaid on September 3, 1999. As of the end of fiscal 2004, amortized cost approximated market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $422,000 based on cash, restricted cash, cash equivalents and marketable securities balances as of August 28, 2004.

Item 8.	Financial Statements and Supplementary Data

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended August 28, 2004, August 30, 2003 and August 31, 2002

	2004	2003	2002

	(In thousands, except per share
	amounts)
Sales (including sales to affiliates of $14,637, $15,362, and $27,526, respectively)	$114,404	$88,826	$143,374
Cost of goods sold	55,384	74,318	98,999

Gross margin	59,020	14,508	44,375
Selling, general and administrative expenses	39,547	38,602	39,561
Research and development expenses	22,458	31,126	36,197
Impairment of goodwill	—	—	5,356
Transition agreement termination fee	—	2,750	—
Write-down of fixed assets	—	7,000	—

Operating loss	(2,985)	(64,970)	(36,739)
Interest expense	(57)	(110)	(121)
Interest income	310	559	1,534
Impairment of investment in affiliate	—	(10,195)	—
Other income, net	2,144	215	119

Loss before income taxes	(588)	(74,501)	(35,207)
Income tax expense (benefit)	50	50	(559)

Loss before equity in earnings (losses) of affiliates	(638)	(74,551)	(34,648)
Equity in earnings (losses) of affiliates	779	(4,006)	(15)

Net income (loss)	$141	$(78,557)	$(34,663)

Income (loss) per share
Basic	$0.00	$(2.66)	$(1.26)
Diluted	$0.00	$(2.66)	$(1.26)
Weighted average common shares	29,792	29,546	27,450
Weighted average common and potential common shares	30,315	29,546	27,450

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 28,	August 30,
	2004	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$29,524	$32,191
Restricted cash	6,037	3,350
Marketable securities	6,647	8,218
Trade accounts receivable, less allowance for doubtful accounts of $1,286 and $1,235, respectively	18,487	14,091
Trade accounts receivable from affiliates	3,785	3,487
Inventories	27,378	19,461
Prepaid expenses and other current assets	5,568	4,844

Total current assets	97,426	85,642

Property, plant and equipment, net	30,918	34,868
Investment in affiliates	7,744	6,306
Other intangible assets, net	2,057	4,322
Deposits and other assets	1,652	2,248

Total assets	$139,797	$133,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$9,470	$4,220
Accrued expenses	15,854	15,642
Customer deposits	255	—
Deferred profit	2,358	3,233
Deferred profit with affiliates	738	1,291

Total current liabilities	28,675	24,386
Long-term liabilities	750	—
Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized; none issued and outstanding	—	—
Series A Junior Participating Preferred stock, no par value; 300 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 29,942 and 29,655 shares, respectively	226,078	224,717
Accumulated deficit	(121,463)	(121,604)
Accumulated other comprehensive income	5,757	5,887

Total stockholders’ equity	110,372	109,000

Commitments and contingencies (Notes 6 and 21)
Total liabilities and stockholders’ equity	$139,797	$133,386

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended August 28, 2004, August 30, 2003, and August 31, 2002

				Accumulated
	Common Stock		Retained	Other
			Earnings	Comprehensive
	Number of		(Accumulated	Income
	Shares	Amount	Deficit)	(Loss)	Total

	(In thousands)
Balance August 25, 2001	25,984	$194,345	$(8,265)	$(2,062)	$184,018
Net proceeds from private placement of common stock	3,111	27,584	—	—	27,584
Stock issuance	368	2,114	—	—	2,114
Dilution in investment in affiliates	—	—	(119)	—	(119)
Comprehensive (loss) income:
Cumulative translation adjustment	—	—	—	698	698
Net loss	—	—	(34,663)	—	(34,663)

Total comprehensive loss	—	—	—	—	(33,965)

Balance August 31, 2002	29,463	224,043	(43,047)	(1,364)	179,632
Stock issuance	192	674	—	—	674
Comprehensive (loss) income:
Change in unrealized holding gains on investments	—	—	—	6,227	6,227
Cumulative translation adjustment	—	—	—	1,024	1,024
Net loss	—	—	(78,557)	—	(78,557)

Total comprehensive loss	—	—	—	—	(71,306)

Balance August 30, 2003	29,655	224,717	(121,604)	5,887	109,000
Stock issuance	287	1,361	—	—	1,361
Comprehensive (loss) income:
Change in unrealized holding gains on investments	—	—	—	(984)	(984)
Cumulative translation adjustment	—	—	—	854	854
Net income	—	—	141	—	141

Total comprehensive income	—	—	—	—	11

Balance August 28, 2004	29,942	$226,078	$(121,463)	$5,757	$110,372

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended August 28, 2004, August 30, 2003, and August 31, 2002

	2004	2003	2002

	(In thousands)
Operating Activities
Net income (loss)	$141	$(78,557)	$(34,663)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on marketable securities	(1,972)	—	—
Write-down of long term investment	—	—	250
Write-off of goodwill	—	—	5,356
Write-down of fixed asset, net	—	6,930	—
Impairment of investment in affiliate	—	10,195	—
Transition agreement termination fee	—	1,351	—
Depreciation	5,654	9,065	10,914
Amortization	2,266	2,313	2,603
Provision for (decreases in) allowance for doubtful accounts	235	(347)	60
Write-off of accounts receivable	(184)	(27)	(585)
Equity in (earnings) losses of affiliates	(779)	4,006	15
Loss on disposal of equipment	17	346	—
Changes in operating assets and liabilities:
Trade accounts receivable	(4,745)	2,225	22,470
Inventories	(7,917)	25,298	4,085
Prepaid expenses and other current assets	(723)	(112)	1,252
Trade accounts payable	5,249	(4,925)	(1,061)
Accrued expenses	962	(3,234)	(1,835)
Customer deposits	255	—	—
Deferred profit	(1,428)	409	(26,235)

Net cash used in operating activities	(2,969)	(25,064)	(17,374)
Investing Activities
Capital expenditures	(1,723)	(3,927)	(4,224)
Purchase of marketable securities	—	—	(13,696)
Sale of marketable securities	2,560	—	1,763
Maturities of marketable securities	—	5,709	16,732
Decrease in deposits and other assets	596	93	130
Proceeds from sale of property, plant and equipment	—	—	1,010

Net cash provided by investing activities	1,433	1,875	1,715
Financing Activities
Increase in restricted cash	(2,688)	(218)	(3,131)
Net proceeds from private placement of common stock	—	—	27,584
Net proceeds from issuance of common stock	1,361	674	2,114

Net cash (used in) provided by financing activities	(1,327)	456	26,567
Effect of exchange rate on cash	196	(104)	—

(Decrease) increase in cash and cash equivalents	(2,667)	(22,837)	10,908
Cash and cash equivalents at beginning of year	32,191	55,028	44,120

Cash and cash equivalents at end of year	$29,524	$32,191	$55,028

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended August 28, 2004, August 30, 2003 and August 31, 2002

(1)	Description of Business and Summary of Significant Accounting Policies

Description of Business

      FSI International, Inc. (“the Company”) is a global supplier of surface conditioning equipment (process equipment used to etch and clean organic and inorganic materials from the surface of a silicon wafer), technology and support services for microelectronics manufacturing. The Company’s broad portfolio of batch and single-wafer cleaning products includes process technologies for immersion (a method used to clean silicon wafers by immersing the wafer in multiple tanks filled with process chemicals), spray (sprays chemical mixtures, water and nitrogen in a variety of sequences on to the microelectronic substrate), vapor (utilizes gas phase chemistries to selectively remove sacrificial surface films) and CryoKinetic (a momentum transfer process used to remove non-chemically bonded particles from the surface of a microelectronic device). The Company’s support services programs provide product and process enhancements to extend the life of installed FSI equipment.

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

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of FSI International, Inc. and its wholly owned subsidiaries, FSI International Asia, Ltd., FSI International Semiconductor Equipment Pte. Ltd., FSI International, Ltd., FSI International (France) SARL, FSI International (Germany) GmbH, FSI International (Italy) S.r.l., FSI International (Holding) B.V., FSI International Netherlands B.V., FSI International (UK) Limited, FSI International (Shanghai) Co., Ltd., Shanghai Representative Office of FSI International, Inc. (U.S.), Tianjin Representative Office of FSI International, FSI International (Korea) Co., Ltd., a foreign sales corporation (FSC), SCD Mountain View, Inc., Semiconductor Systems, Inc. and its branch office, FSI Malaysia SDN GHD. All significant intercompany balances and transactions have been eliminated in consolidation. During fiscal 2004, the Company closed the Shanghai Representative Office of FSI International, Inc. (U.S.) and the Tianjin Representative Office of FSI International.

      The Company’s fiscal year ends on the last Saturday in August and is comprised of 52 or 53 weeks. Fiscal 2004 and 2003 consisted of 52-week periods. Fiscal 2002 consisted of a 53-week period.

Revenue Recognition

      The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. If the Company’s equipment sales involve sales to its existing customers who have previously accepted the same type(s) of equipment with the same type(s) of specifications, the Company accounts for the product sale as a multiple element arrangement. The Company recognizes the equipment revenue upon shipment and transfer of title. The other elements may include installation and training. Equipment installation revenue is valued based on estimated service person hours to complete installation and published or quoted service labor rates and is recognized when the labor has been completed. Training revenue is valued based on published training class prices and is recognized when the customers complete the training classes or when a customer-specific training period has expired. The published or quoted

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

service labor rates and training class prices are rates actually charged and billed to the Company’s customers.

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

Other Comprehensive Income (Loss)

      Other comprehensive income (loss) pertains to revenues, expenses, gains, and losses that are not included in net loss, but rather are recorded directly in stockholders’ equity. For fiscal 2004 and 2003, other comprehensive income (loss) consisted of foreign currency translation adjustments and unrealized holding gains on investments. For fiscal 2002, the only item of other comprehensive income (loss) was related to foreign currency translation adjustments.

Cash and Cash Equivalents

      All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

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

      During the first quarter of fiscal 2004, the Company sold 627,000 shares of Metron Technology stock and its ownership in Metron Technology was approximately 12% as of August 28, 2004. The Company recorded gains in other income, net of approximately $2.0 million related to the sales of the 627,000 shares of Metron Technology stock during the first quarter of fiscal 2004. As of August 28, 2004, the fair market value of its investment in Metron Technology was $6,647,000, including unrealized holding gains of $5,243,000. The fair market value of Metron Technology is subject to fluctuations. The highest and lowest stock price of Metron Technology per day, as reported by the Nasdaq-NMS, ranged from $2.05 to $5.20 per share during fiscal 2004.

      On August 16, 2004, Metron Technology entered into a Stock and Asset Purchase Agreement (“Purchase Agreement”) with Applied Materials, Inc. (“Applied”), pursuant to which Applied has agreed to acquire the worldwide operating subsidiaries and business of Metron Technology. Under the terms of the Purchase Agreement, Applied would pay approximately $84,567,000 in cash to Metron Technology for all outstanding shares of Metron Technology’s worldwide operating subsidiaries and substantially all of the other assets of Metron Technology, and has agreed to assume certain Metron Technology liabilities. Based on information provided by Metron Technology, the acquisition, which is subject to regulatory and Metron Technology shareholder approval, and other closing conditions, is expected to close before the end of

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calendar 2004.* According to Metron Technology, following the close of the proposed acquisition, Metron Technology plans to announce cash distributions to its shareholders in the range of approximately $4.70 to $4.79 per share (depending on the tax attributes of the Metron Technology shareholders), which are expected to be made in at least two cash distributions during the six-month period following the close of the transaction. In connection with the final cash distribution to its shareholders, Metron Technology also expects to conclude its business, delist its shares from NASDAQ and be dissolved and liquidated. As of August 28, 2004, the Company owned approximately 1.5 million shares of Metron Technology. The Company expects to record a $5.6 to $5.8 million gain on the sale of these shares of Metron Technology.*

Trade Accounts Receivable

      Trade accounts receivable are recorded net of an allowance for doubtful accounts.

Allowance for Doubtful Accounts

      The Company makes estimates of the uncollectibility of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Accounts receivable are charged off after management determines that they are uncollectible.

Inventories and Inventory Reserves

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

Property, Plant and Equipment

      Building and related costs are carried at cost and depreciated on a straight-line basis over a 5 to 30-year period. Leasehold improvements are carried at cost and depreciated over a three- to five-year period or the term of the underlying lease, whichever is shorter. Equipment is carried at cost and depreciated on a straight-line method over its estimated economic life. Principal economic lives for equipment are one to seven years. Software developed for internal use is amortized over three to five years beginning when the system is placed in service. Maintenance and repairs are expensed as incurred; significant renewals and improvements are capitalized.

Valuation of Long-Lived and Intangible Assets and Goodwill

      In fiscal 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” and as a result ceased to amortize approximately $5.4 million of goodwill. The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

      In fiscal 2002, the Company’s market capitalization went from $342,986,000 as of August 25, 2001 to $129,637,000 as of August 31, 2002, the date of the annual goodwill impairment assessment. The Company reviewed for impairment of goodwill according to the guidelines of SFAS 142 and, based upon the analysis, it deemed goodwill impaired. As a result, the Company recorded a charge to selling, general and administrative expenses of $5.4 million in the fourth quarter of fiscal 2002. The decrease in the market

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capitalization, the continued downturn in the electronics industry and the overall global economic conditions, all contributed to the impairment of goodwill as of the end of fiscal 2002.

      The Company amortizes intangible assets on a straight-line basis over their estimated economic lives which range from two to nine years. The estimated aggregate amortization of intangible assets for the next five years is $690,000 in fiscal 2005, $436,000 in fiscal 2006, $436,000 in fiscal 2007, $435,000 in fiscal 2008 and $60,000 in fiscal 2009.

      If the Company determines that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $42.4 million as of August 28, 2004.

      The Company has no intangible assets with indefinite useful lives. Intangible assets as of August 28, 2004 and August 30, 2003 consisted of the following (in thousands):

	As of August 28, 2004

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$9,150	$8,896	$254
Patents	4,285	2,482	1,803
License fees	500	500	—
Other	420	420	—

	$14,355	$12,298	$2,057

	As of August 30, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$9,150	$7,066	$2,084
Patents	4,285	2,047	2,238
License fees	500	500	—
Other	420	420	—

	$14,355	$10,033	$4,322

      Intangible assets were reviewed for impairment as of August 28, 2004, and were deemed not impaired. The Company will continue to review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

      The Company’s investment in Metron Technology was accounted for by the equity method of accounting until the beginning of the fourth quarter of fiscal 2003. Upon completion of the termination of the distribution agreement with Metron Technology, the Company’s ownership in Metron Technology was reduced from approximately 21% to 17%. As a result, the Company began to account for its investment in Metron Technology as a marketable equity security available-for-sale and carries the investment at fair market per the closing price of Metron Technology’s stock as reported on the Nasdaq National Market. The Company’s long-term investment in affiliates consists of its investment in m•FSI. Under the Company’s policy, the Company will continue to review its long-term investment in affiliates for other than temporary impairment.

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

      See discussion of the Company’s impairment of property, plant and equipment assets in the second quarter of fiscal 2003 in Note 2, Wind Down of Microlithography Business.

Investment in Affiliates

      The Company’s investment in affiliated companies consists of a 49% interest in m•FSI LTD. This investment is accounted for by the equity method utilizing a two-month lag due to the affiliate’s year end. At the completion of the transition with Metron Technology, the Company’s ownership interest in Metron Technology was reduced from approximately 21% to approximately 17%. (See Note 3). Due to the utilization of a three-month lag, the Company continued to account for its investment in Metron Technology by the equity method through the third quarter of fiscal 2003. In the fourth quarter of fiscal 2003, the Company began to account for its investment in Metron Technology as a marketable equity security available-for-sale and carried the investment at fair market value based on the closing price of Metron Technology’s stock as reported on the Nasdaq National Market. The Company recorded the change in the fair market value in other comprehensive income (loss).

      The Company defers recognition of the profit on sales to affiliate which remain in the affiliates’ inventory based on the Company’s ownership percentage of the affiliate.

      The book value of the Company’s long-term investment in affiliate is reviewed for other than temporary impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. (See Note 3.)

Income Taxes

      Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting. The Company accounts for tax credits as reductions of income tax expense in the year in which such credits are allowable for tax purposes.

Product Warranty

      The Company, in general, warrants new equipment manufactured by the Company to the original purchaser to be free from defects in material and workmanship for one to two years, depending upon the product or customer agreement. Provision is made for the estimated cost of maintaining product warranties at the time the product is sold. Special warranty reserves are also accrued for major rework campaigns.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Warranty provisions, claims and changes in estimates for the fiscal years ended August 28, 2004, August 30, 2003 and August 31, 2002 are as follows (in thousands):

	August 28,	August 30,	August 31,
	2004	2003	2002

Beginning balance	$5,201	$5,865	$7,949
Warranty provisions	1,318	1,739	1,872
Warranty claims	(1,164)	(2,788)	(4,806)
Changes in estimates	(780)	385	850

Ending Balance	$4,575	$5,201	$5,865

Foreign Currency Translation

      Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates. Operating results for investees and foreign subsidiaries are translated into U.S. dollars using the average or actual rates of exchange prevailing during the period. Foreign currency translation adjustments are included in the accumulated other comprehensive income account in stockholders’ equity.

Net Income (Loss) Per Common Share

      Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed using the treasury stock method to compute the weighted average number of common stock outstanding assuming the conversion of potential dilutive common shares. The number of potential dilutive common shares included in the computation of diluted income per share was 523,000 for fiscal 2004. Options to purchase 3,244,000 shares of common stock were outstanding in fiscal 2004 but were not included in the computation of diluted income per common share because the exercise price of the options exceeds the average market price and would have been antidilutive. Diluted loss per common share for fiscal years 2003 and 2002 does not include the effect of potential dilutive common shares as their inclusion would be antidilutive. The number of potential dilutive common shares excluded from the computation of diluted net income (loss) per share was 3,695,000 for fiscal 2003 and 3,361,000 for fiscal 2002.

Derivative Instruments and Hedging Activities

      The Company does not use derivative financial instruments for trading or speculative purposes. The Company did not engage in any hedging activities during fiscal 2004, 2003, or 2002.

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

      The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company recognized no compensation expense in fiscal 2004, 2003, or 2002 under APB No. 25.

      If the Company had elected to recognize compensation cost for the stock option plan and employee stock purchase plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net income (loss) and net income (loss) per common share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	2004	2003	2002

Net income (loss), as reported	$141	$(78,557)	$(34,663)
Add: Stock-based employee compensation expense recognized in statement of operations	—	—	—
Less: Stock-based employee compensation expense determined under fair value based method	(4,408)	(4,829)	(5,520)

Pro forma net loss	$(4,267)	$(83,386)	$(40,183)

Net income (loss) per common share:
Basic — as reported	$0.00	$(2.66)	$(1.26)
Basic — pro forma	$(0.14)	$(2.82)	$(1.46)
Diluted — as reported	$0.00	$(2.66)	$(1.26)
Diluted — pro forma	$(0.14)	$(2.82)	$(1.46)

      The fair value of stock options used to compute pro forma net income (loss) and net income (loss) per common share disclosures is the estimated value at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions. See Note 15 for a description of our Employee Stock Purchase plan (“ESPP”)

	Options			ESPP

Fiscal Year	2004	2003	2002	2004	2003	2002

Annualized dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	72.2%	73.2%	71.3%	71.8%	73.2%	71.3%
Risk free interest rate	3.3%	3.5%	3.2%	1.7%	1.2%	1.7%
Expected life (in years)	5.1	5.2	6.1	0.5	0.5	0.5

      The weighted average grant date fair value, based on the Black-Scholes option pricing model, for options granted in fiscal 2004 was $4.53 per share, for options granted in fiscal 2003 was $1.86 per share and for options in fiscal 2002 was $6.17 per share.

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

Reclassifications

      Certain fiscal 2003 and 2002 amounts have been reclassified to conform to the current year presentation.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the fiscal year ended August 31, 2002, the Microlithography business revenue represented $61 million, or 43 percent, of the Company’s total revenue of $143 million. Prior to the wind down of the Microlithography business, approximately 292 of the Company’s 714 employees worked in this business. The Company recorded an accrual of $2.7 million in severance expenses in fiscal 2003. The Company paid $2.4 million of the fiscal 2003 severance accruals in fiscal 2003 and $0.3 million of the fiscal 2003 severance accruals in fiscal 2004. The Company recorded $85,000 in severance expense in fiscal 2004 and expects to pay the $85,000 in the first quarter of fiscal 2005.

      The Company recorded $19.0 million of inventory charges in the second quarter of fiscal 2003 based on the estimated future sales and recoverability, specifically related to its decision to wind down the Microlithography business. The Company determined the $19.0 million inventory charge based on the inventory balance as of March 1, 2003 as compared to the inventory balance expected to be used for Microlithography orders in backlog, anticipated orders and anticipated order cancellations and adjusted the net inventory balance to its net realizable value. During fiscal 2004, the Company had sales of PSS inventory with an original cost of approximately $3.2 million that had previously been written down to zero and during the fourth quarter of fiscal 2003, the Company had sales of PSS inventory with an original cost of approximately $3.0 million that had previously been written down to zero. In addition, the Company was able to reduce certain open purchase order commitments and inventory buyback requirements.

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

      The Company also recorded a write-down of $7.0 million against the property, plant and equipment assets of the Microlithography business in fiscal 2003. This write-down included a $5.0 million impairment charge for the Microlithography business facility. This impairment charge was based upon management’s estimate of fair value. Also included in the write-down was an impairment charge of $2.0 million for the Microlithography business equipment. This impairment charge was based upon the Company’s review of Microlithography business equipment and its estimated fair value.

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

      The costs were allocated approximately 52% to the PSS segment and 48% to the Surface Conditioning segment. The eliminations of positions were related to industry conditions resulting in lower revenue and business activity levels. The eliminations of positions did not impact segment operations, processes or products. Anticipated savings on an annual basis were estimated to be $2.5 million, consisting of primarily employee salaries. The Company began to realize these savings in the third quarter of fiscal 2002. The savings related to these positions were achieved, however, other positions were added as a result of other activities, such as going direct internationally.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The carrying value of the Company’s financial instruments reflected on the balance sheet, including cash, cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, approximate fair value at August 28, 2004, due to their short maturities.

      As of August 28, 2004 and August 30, 2003, all marketable securities were classified as available-for-sale. Marketable securities consisted of equity securities representing the investment in Metron Technology of $6,647,000 as of August 28, 2004 and $8,218,000 as of August 30, 2003.

      Investments in debt securities purchased with an original effective maturity date of less than three months of $24.6 million as of August 28, 2004 and $30.0 million as of August 30, 2003 are included in cash and cash equivalents on the consolidated balance sheet.

      Gross unrealized holding gains were $5,243,000 as of August 28, 2004 and $6,227,000 as of August 30, 2003. Gross unrealized holding gains and losses and gross realized gains and losses on sales of marketable securities were not significant as of and for the year ended August 31, 2002. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available to meet the Company’s current cash requirements.

(6)     Related Party Transactions, Lease Commitments and Guarantees

Related Party Transactions

      Through October 31, 2001, the Company leased its corporate headquarters from a partnership, one of whose partners was an officer, director and shareholder of the Company at that time.

      The Company sold approximately $14,637,000 in fiscal 2004, $15,362,000 in fiscal 2003, and $27,526,000 in fiscal 2002, of its products in the aggregate to Metron Technology and m•FSI LTD. In addition, the Company paid Metron Technology a commission for direct sales to customers of $20,000 in fiscal 2004, $972,000 in fiscal 2003, and $470,000 in fiscal 2002. Trade accounts receivable from affiliates was $3,785,000 at August 28, 2004 and $3,487,000 at August 30, 2003, and deferred profit with affiliates was $738,000 at August 28, 2004 and $1,291,000 at August 30, 2003.

      As of August 28, 2004, the Company did not have any outstanding loans with Metron Technology or m•FSI LTD.

      In accordance with the Company’s Israel distribution agreement with Metron Technology, if the Company gives notice of a termination other than because of a breach of the agreement by Metron Technology, it is obligated to repurchase spare parts in Metron Technology’s inventory. The balance of spare parts in Metron Technology’s inventory as of August 28, 2004 was approximately $113,000.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments

      The Company has operating lease agreements for equipment and manufacturing and office facilities. The future net minimum lease payments for all other leases with noncancellable lease terms in excess of one year at August 28, 2004 are as follows (in thousands):

Fiscal Year Ending August:
2005	$903
2006	476
2007	219
2008	161
2009	32

Total minimum lease payments	$1,791

      Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended

	August 28,	August 30,	August 31,
	2004	2003	2002

Rent expense for operating leases	$1,557	$1,305	$876

Guarantees

      As of August 28, 2004, we had guarantees of $312,000 related to auto leases, VAT and payroll requirements in Europe. These guarantees were collateralized with $275,000 of restricted cash.

(7)	Inventories

      Inventories are summarized as follows (in thousands):

	August 28,	August 30,
	2004	2003

Finished products	$5,621	$3,108
Work in process	10,807	9,891
Subassemblies	797	443
Raw materials and purchased parts	10,153	6,019

	$27,378	$19,461

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Property, Plant and Equipment

      The components of property, plant and equipment are as follows (in thousands):

	August 28,	August 30,
	2004	2003

Land	$982	$982
Building and leasehold improvements	44,814	44,652
Office furniture and equipment	5,736	6,491
Computer hardware and software	21,483	24,940
Manufacturing equipment	2,896	3,511
Lab equipment	18,757	21,451
Tooling	426	463
Capital programs in progress	1,001	24

	96,095	102,514
Less accumulated depreciation and amortization	(65,177)	(67,646)

	$30,918	$34,868

(9)	Investments in Affiliate

      The Company owns a 49% equity interest in m•FSI LTD, a Japanese joint venture company formed in 1991 with MBK Project Holdings LTD. (formerly Mitsui & Co., Ltd.) and its wholly owned subsidiary, Chlorine Engineers Corp., Ltd. (collectively, “Mitsui”). Mitsui owns a 51% equity interest in m•FSI LTD. In connection with its formation, the Company and Mitsui granted m•FSI certain product and technology licenses and product distribution rights. In September 2004, m•FSI LTD granted the Company exclusive rights to distribute certain products outside of Japan and an exclusive license covering the patents and related technology with regard to certain products for use outside of Japan.

      A summary of assets, liabilities and results of operations for m•FSI LTD, was as follows (in thousands):

	June 30,

	2004	2003

Current assets	$27,050	$30,220
Noncurrent assets	14,552	14,198
Current liabilities	19,840	24,445
Noncurrent liabilities	6,084	7,231
Total stockholders’ equity	15,678	12,742

	Fiscal Year Ended June 30,

	2004	2003	2002

Sales	$42,008	$26,381	$31,031
Net income	1,591	386	1,159

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Accrued Expenses

      Accrued expenses are summarized as follows (in thousands):

	August 28,	August 30,
	2004	2003

Commissions	$214	$173
Salaries and benefits	2,558	2,294
Product warranty	4,575	5,201
Professional fees	3,648	3,418
Patent litigation	750	600
Income taxes	1,276	1,270
Other	2,833	2,686

	$15,854	$15,642

(11)	Deferred Profit

      Deferred profit as of the end of the fiscal year consists of (in thousands):

	August 28,	August 30,
	2004	2003

Deferred revenue	$6,820	$10,662
Deferred cost of goods sold	(3,724)	(6,138)

Deferred profit	$3,096	$4,524

(12)	Income Taxes

      Loss before income taxes was derived from the following sources (in thousands):

	Fiscal Year Ended

	August 28,	August 30,	August 31,
	2004	2003	2002

Domestic	$2,994	$(68,948)	$(35,144)
Foreign	(3,582)	(5,553)	(63)

	$(588)	$(74,501)	$(35,207)

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income tax expense (benefit) is summarized as follows (in thousands):

	Fiscal Year Ended

	August 28,	August 30,	August 31,
	2004	2003	2002

Current:
Federal	$—	$—	$(662)
Foreign	—	—	—
State	50	50	103

	50	50	(559)

Deferred:
Federal	—	—	—
Foreign	—	—	—
State	—	—	—
	—	—	—
	—	—	—

	$50	$50	$(559)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 28, 2004 and August 30, 2003 were as follows (in thousands):

	August 28,	August 30,
	2004	2003

Deferred tax assets:
Inventory	$1,239	$3,344
Deferred profit	580	1,024
Accounts receivable	490	469
Fixed assets	1,772	2,183
Research and development credit carryforwards	2,470	2,570
Net operating loss carryforwards	52,600	49,544
Accruals	2,295	2,639
Other, net	9,239	8,680

Total gross deferred tax assets	70,685	70,453
Deferred tax liabilities:
Intangibles	(782)	(1,643)
Investment in foreign affiliate	(1,765)	(2,043)

Total gross deferred tax liabilities	(2,547)	(3,686)
Less valuation allowance	$(68,138)	$(66,767)

Net deferred tax assets	$—	$—

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effective income tax expense (benefit) differs from the expected statutory federal income tax as follows (in thousands):

	Fiscal Year Ended

	August 28,	August 30,	August 31,
	2004	2003	2002

Expected federal income tax benefit	$(206)	$(26,076)	$(12,322)
State income tax benefit, net of federal benefit	(15)	(1,860)	(952)
Research activities credit	(100)	(200)	(500)
Effect of foreign investments	—	—	(99)
Non deductible goodwill amortization	—	—	1,875
Valuation allowance change	312	28,083	11,314
Other items, net	59	103	125

	$50	$50	$(559)

      The Company recorded a tax liability of $50,000 for both fiscal 2004 and fiscal 2003. These liabilities were primarily the result of state franchise taxes. The Company recorded a tax benefit of $559,000 for fiscal 2002. This benefit was primarily the result of a refund that became available due to a tax law revision enacted during the year.

      The Company has net operating loss carryforwards for federal purposes of approximately $130.6 million at August 28, 2004, which will begin to expire in fiscal 2011 through fiscal 2023 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year. The Company has net operating loss carryforwards for state purposes of approximately $124.6 million which will expire at various times, beginning with fiscal year 2005, if not utilized.

      The Company maintains a valuation allowance to fully reserve against its deferred tax assets due to uncertainty over the ability to realize these assets. The change in the valuation allowance during the fiscal year 2004 was $1.4 million. This change impacted tax expense equal to $0.3 million. Included in the August 28, 2004 valuation allowance balance of $68.1 million is $2.1 million, which will be recorded as a credit to paid-in capital, if it is determined in the future that this portion of the valuation allowance is no longer required. Additionally, $2.1 million of the valuation allowance is attributable to net deferred tax assets the Company obtained through its acquisition of YieldUP; if it is determined in the future that this portion of the valuation allowance is no longer required, the offset will be recorded as a reduction in other intangible assets.

      At August 28, 2004, there were approximately $5.1 million of accumulated undistributed earnings of subsidiaries outside the United States that are considered to be reinvested indefinitely. It is not practicable to estimate the deferred tax liability related to such undistributed earnings. If such earnings were remitted to the Company, applicable U.S. federal income and foreign withholding taxes would be substantially offset by available foreign tax credits.

(13)	Pension and Profit Sharing Plans

      The Company had a defined contribution pension plan covering substantially all employees that was terminated January 1, 2002 as part of the Company’s cost reduction efforts. Total pension cost was $0 for fiscal 2004, $0 for fiscal 2003, and $382,000 for fiscal 2002.

      The Company also has an Employee 401(k) Retirement Plan, which allows for discretionary profit sharing contributions, covering eligible employees. Contributions under the plans are determined by means

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of a formula or at the discretion of the Board of Directors. There were no contributions by the Company in fiscal 2004, 2003 and 2002.

(14)	Stock Options and Warrants

      The Company’s 1997 Omnibus Stock Plan (the Plan), which was approved by the Company’s stockholders, authorizes stock based awards (“Awards”) to purchase up to 4,800,000 shares of the Company’s common stock. In addition, the Company has awards outstanding under inactive plans. Under the Plan, the Plan Committee has the power to make Awards, to determine when and to whom Awards will be granted, the form of each Award, the amount of each Award, and any other terms or conditions of each Award consistent with the Plan. Awards generally vest over a three year period and expire in ten years.

      The activity under stock option plans of the Company is as follows (in thousands, except per share amounts):

	Number of Shares
			Weighted Average
	Available		Exercise Price
	For Grant	Outstanding	Per Share

Activity Description
August 30, 2001	318	2,823	$9.90
Additional shares authorized for 1997 Omnibus Stock Option Plan	750	—	—
Granted	(1,007)	1,007	9.78
Exercised	—	(242)	5.11
Canceled	214	(227)	10.32

August 31, 2002	275	3,361	10.17
Additional shares authorized for 1997 Omnibus Stock Option Plan	650	—	—
Granted	(1,071)	1,071	3.18
Exercised	—	(3)	2.89
Canceled	656	(734)	10.35

August 31, 2003	510	3,695	8.12
Additional shares authorized for 1997 Omnibus Stock Option Plan	300	—	—
Granted	(669)	669	7.65
Exercised	—	(148)	5.23
Canceled	429	(449)	9.92

August 28, 2004	570	3,767	$7.93

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information with respect to options outstanding and exercisable at August 28, 2004 (number of options outstanding and exercisable in thousands):

Options Outstanding				Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
	Number of	Remaining	Average		Average
	Options	Contractual	Exercise		Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$2.33 - $5.00	929	8.7	$3.15	295	$3.19
$5.01 - $8.50	1,260	7.7	7.68	676	7.79
$8.51 - $12.00	1,331	5.7	10.39	1,208	10.35
$12.01 - $15.50	219	5.0	13.46	219	13.46
$15.51 - $17.38	28	4.6	16.91	28	16.91

$2.54 - $17.38	3,767	7.1	$7.93	2,426	$9.12

      There were 1,991,000 currently exercisable options at a weighted-average exercise price of $10.28 at August 30, 2003, and 1,578,000 currently exercisable options at a weighted-average exercise price of $10.35 at August 31, 2002.

      On May 22, 1997, the Company adopted a Shareholder Rights Plan (the Rights Plan). Pursuant to the Rights Plan, rights were distributed as a dividend at the rate of one preferred share purchase right (Right) for each outstanding share of common stock of the Company. The Rights expire on June 10, 2007, unless extended or earlier redeemed or exchanged by the Company.

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

      The Company has an employee stock purchase plan (the ESPP) that enables employees to contribute up to 10% of their wages toward the purchase of the Company’s common stock at 85% of the lower of market value at the beginning or the end of the semiannual purchase period. Stockholders authorized the issuance of 250,000 additional shares of common stock to the ESPP in fiscal 2004.

      Shares were issued on the following dates for the following prices (in thousands except per share amounts):

		Price per
Date	Shares	Share

December 31, 2001	61	7.88
June 30, 2002	65	6.10
December 31, 2002	97	3.91
June 30, 2003	90	3.19
December 31, 2003	89	3.15
June 30, 2004	49	6.18

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At August 28, 2004, there were 380,000 shares reserved for future employee purchases of stock under the ESPP.

(16)	Additional Sales Information

      International sales were approximately 47% of total sales in fiscal year 2004, approximately 38% of total sales in fiscal year 2003, and approximately 29% of total sales in fiscal 2002. The basis for determining sales by geographic region is the location that the product is shipped. Included in these percentages and the table below are sales to related parties (see Note 6). International sales by geographic area, consisting principally of export sales, are summarized as follows (in thousands):

	Fiscal Year Ended

	August 28,	August 30,	August 31,
	2004	2003	2002

Asia	$26,390	$17,532	$24,503
Europe	27,835	16,305	16,292
Other	57	78	65

	$54,282	$33,915	$40,860

      In fiscal 2003, Japan accounted for 12% of our total sales. No other individual foreign country represented more than 10% of sales in fiscal 2003. There was no individual foreign country that represented more than 10% of sales in fiscal 2004 or fiscal 2002.

      The following summarizes significant customers comprising 10% or more of the Company’s customer sales, which includes sales through affiliates to end-users:

	Fiscal Year Ended

	August 28,	August 30,	August 31,
	2004	2004	2002

Customer A	16%	24%	29%
Customer B	*	14%	11%

*	Sales to respective customer were less than 10% during the fiscal year.

(17)	Segment Information

      The Company has two segments, Surface Conditioning (“SC”) and POLARIS® Systems and Services (“PSS”), formerly the Microlithography Division (“MLD”).

      The SC segment markets and supports equipment that uses wet, vapor, cryogenic and other chemistry techniques to clean, strip or etch the surfaces of silicon wafers. The PSS segment provides POLARIS® customers with service, support, upgrade and refurbishment programs which enable customers to maximize the useful life for their POLARIS® systems. General corporate expenses were allocated equally to the segments.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment information is as follows (in thousands):

	2004	2003	2002

Sales to external customers:
SC	$81,533	$59,563	$82,144
PSS	32,871	29,263	61,230

Total	$114,404	$88,826	$143,374

Segment gross margin:
SC	$39,492	$25,264	$32,872
PSS	19,528	(10,756)	11,503

Total	$59,020	$14,508	$44,375

Segment operating profit (loss):
SC	$614	$(13,083)	$(11,946)
PSS	(3,599)	(51,887)	(24,793)

Total segment operating loss-	(2,985)	(64,970)	(36,739)
Other income, net	2,397	(9,531)	1,532
Income tax expense (benefit)	50	50	(559)
Equity in earnings (losses) of affiliates	779	(4,006)	(15)

Net income (loss)	$141	$(78,557)	$(34,663)

Identifiable assets:
SC	$71,263	$58,925
PSS	10,129	14,791
Corporate	58,405	59,670

Total assets	$139,797	$133,386

Capital expenditures:
SC	$455	$2,546	$1,767
PSS	—	235	1,525
Corporate	1,268	1,146	932

Total capital expenditures	$1,723	$3,927	$4,224

Depreciation expense:
SC	$3,691	$5,470	$5,982
PSS	1,963	3,595	4,932

Total depreciation expense	$5,654	$9,065	$10,914

Amortization expense:
SC	$2,266	$2,313	$2,603
PSS	—	—	—

Total amortization expense	$2,266	$2,313	$2,603

      In fiscal 2004, the segment gross margin and operating losses for PSS included sales of PSS inventory with an original cost of approximately $3.2 million that had been previously written down to zero. In fiscal

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004, the segment operating losses for SC included $3.4 million of expense related to a patent litigation settlement in February 2004.

      In fiscal 2003, the segment operating loss for each division included $1.4 million related to the early termination of the distribution agreements with Metron Technology. In fiscal 2003, gross margin and operating loss for PSS reflected a $19.0 million inventory charge related to MLD inventory that was recorded to cost of goods sold based on estimated future sales and recoverability, specifically related to the Company’s decision to wind down the Microlithography business. The gross margin and operating losses for PSS in fiscal 2003 also included sales of PSS inventory with an original cost of approximately $3.0 million that had been previously written down to zero. In addition, the operating loss for PSS for fiscal 2003 also reflected a $7.0 million write down of property, plant and equipment of the Microlithography business to estimated fair value. For fiscal 2003, the segment loss for SC included $0.4 million in severance costs and the segment loss for PSS included $2.3 million in severance costs related to the wind down of the Microlithography business and the realignment of the rest of the organization. (See Note 2.)

      In fiscal 2002, the segment loss for SC included $240,000 of severance costs and the segment loss for PSS included $260,000 of severance costs related to the December 2001 realignment. During fiscal 2002, a charge of $5.4 million related to the impairment of goodwill was recorded by the SC segment.

(18)	License Agreements

      The Company, in the ordinary course of business, enters into various licensing agreements. These agreements generally provide for technology transfers between the Company and the licensors in exchange for minimum royalty payments and/or a fixed royalty to the licensors. These agreements can generally be terminated by the Company with appropriate notice to the licensors.

      The Company also has joint development agreements that generally provide for technology transfers between the Company and the other company involved.

(19)	Supplementary Cash Flow Information

      The following summarizes supplementary cash flow items (in thousands):

	Fiscal Year Ended

	August 28,	August 30,	August 31,
	2004	2003	2002

Interest paid, net	$57	$111	$121
Income taxes (received) paid, net	$44	$122	$(1,198)

(20)	Private Placement of Common Stock

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

(21)	Litigation

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

      Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied these post-trial motions and there was no reduction in damages against SSI. Mr. Hsu was awarded an additional $431,000 for attorneys’ fees and expenses incurred since the judgment was rendered in November 2001. The total judgment against SSI together with post judgment interest and attorneys’ fees as of August 28, 2004, aggregated approximately $7.7 million.

      SSI and the individual defendants have filed an appeal on a variety of grounds, and the Company posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, the Company entered into a letter of credit of $5.2 million with a surety company. The letter of credit is collateralized with restricted cash of a similar amount.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FSI International, Inc.:

      We have audited the accompanying consolidated balance sheets of FSI International, Inc. and subsidiaries as of August 28, 2004 and August 30, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the fiscal years in the three-year period ended August 28, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSI International, Inc. and subsidiaries as of August 28, 2004 and August 30, 2003, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended August 28, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Minneapolis, Minnesota

October 15, 2004

      Data for the fiscal quarters of our last two fiscal years is as follows:

Quarterly Data

(Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(a)(d)	(b)(d)(e)	(d)	(c)

	(In thousands, except per share data)
2004
Sales	$22,491	$22,265	$36,309	$33,338
Gross margin	10,495	11,311	19,433	17,781
Operating (loss) income	(3,352)	(6,080)	3,596	2,850
Net (loss) income	(1,015)	(6,077)	3,998	3,235
Diluted net (loss) income per common share	$(0.03)	$(0.20)	$0.13	$0.11
2003
Sales	$25,932	$21,281	$19,445	$22,167
Gross margin	6,814	(12,413)	6,945	13,161
Operating loss	(12,989)	(36,744)	(13,093)	(2,144)
Net loss	(23,652)	(37,408)	(15,648)	(1,849)
Diluted net loss per common share	$(0.80)	$(1.27)	$(0.53)	$(0.06)

(a)	During the first quarter of fiscal 2003, the Company entered into a transition agreement with Metron Technology to terminate the Company’s distribution agreements, and the Company recorded a termination fee of $2.75 million. In addition, the Company recorded an impairment charge of $10.2 million in other expense related to the other than temporary impairment of its investment. (See Note 3 of the Notes to the Consolidated Financial Statements.)

(b)	During the second quarter of fiscal 2003, the Company recorded a charge of $19.0 million to cost of goods sold for inventory related to the wind down of the Microlithography business. The Company also recorded an impairment charge of $7.0 million against the property, plant and equipment assets associated to the Microlithography business. (See Note 2 of the Notes to the Consolidated Financial Statements.)

(c)	During the fourth quarter of fiscal 2003, the Company had sales of PSS inventory with an original cost of approximately $3.0 million that had previously been written down to zero. In addition, the Company was able to reduce certain open purchase order commitments and inventory buyback requirements. (See Note 2 of the Notes to the Consolidated Financial Statements.)

(d)	During the first quarter of fiscal 2004, the Company had sales of PSS inventory with an original cost of approximately $1.3 million that has been previously written down to zero. During the second quarter of fiscal 2004, the Company had sales of PSS inventory with an original cost of approximately $0.1 million that had been previously written down to zero. During the third quarter of fiscal 2004, the Company had sales of PSS inventory with an original cost of approximately $1.8 million that had been previously written down to zero. (See Note 2 of the Notes to the Consolidated Financial Statements.)

(e)	During the second quarter of fiscal 2004 the Company recorded $3.4 million of expense related to a patent litigation settlement in selling, general and administrative expenses. (See Note 1 of the Notes to the Consolidated Financial Statements.)

      The Company’s fiscal quarters are generally 13 weeks, all ending on a Saturday. The fiscal year ends on the last Saturday in August and consists of 52 or 53 weeks.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

The Board of Directors and Shareholders

FSI International, Inc.:

      Under the date of October 15, 2004, we reported on the consolidated balance sheets of FSI International, Inc. and subsidiaries as of August 28, 2004 and August 30, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the fiscal years in the three-year period ended August 28, 2004, as contained herein. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota

October 15, 2004

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended August 28, 2004, August 30, 2003 and August 31, 2002

	Balance at			Balance
	Beginning			at End
	of Year	Additions	Deletions	of Year

	(In thousands)
Fiscal year ended August 28, 2004
Allowance for doubtful accounts (Deducted from accounts receivable)	$1,235	$235	$184	$1,286
Fiscal year ended August 30, 2003
Allowance for doubtful accounts (Deducted from accounts receivable)	$1,609	$(347)	$27	$1,235
Fiscal year ended August 31, 2002
Allowance for doubtful accounts (Deducted from accounts receivable)	$2,134	$60	$585	$1,609

See accompanying independent auditors’ report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

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

Item 9B.	Other Information

      We filed with the Securities and Exchange Commission a current report on Form 8-K on June 23, 2004, disclosing under “Item 5, Other Events” that we issued a press release on June 22, 2004, filing under “Item 7, Financial Statements and Exhibits” a copy of the press release, dated June 22, 2004, and furnishing under “Item 12, Results of Operations and Financial Condition” certain historical financial information that we discussed in our web-cast conference call held on June 22, 2004.

PART III

      Certain information required by Part III is incorporated by reference to our definitive proxy statement for the annual meeting of shareholders to be held on January 26, 2005 and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after August 28, 2004.

      Except for those portions specifically incorporated in this report by reference to our proxy statement for the annual meeting of shareholders to be held on January 26, 2005, no other portions of the proxy statement are deemed to be filed as part of this Report on Form 10-K.

Item 10.	Directors and Executive Officers of the Registrant

      The information concerning our directors and our board committees required by this item is incorporated by reference to the information under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934” in our proxy statement for the annual meeting of shareholders to be held on January 26, 2005. For information concerning executive officers, see Item 4A of this Form 10-K Report.

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

      We intend to disclose any waiver of our code of business conduct and ethics for our directors or executive officers in future Form 8-K filings within four business days following the date of such waiver. We also intend to post on our website at www.fsi-intl.com any amendment to, or waiver from, a provision of our code of business conduct and ethics that applies to our principal executive officer, principal financial officer, controller and other employees performing similar functions within four business days following the date of such amendment or waiver.

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference to the information under the captions “Executive Compensation” and “Compensation of Directors” in our proxy statement for the annual meeting of shareholders to be held on January 26, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is incorporated by reference to the information under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our proxy statement for the annual meeting of shareholders to be held on January 26, 2005.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the information under the caption “Interests of Management and Others in Certain Transactions” in our proxy statement for the annual meeting of shareholders to be held on January 26, 2005.

Item 14.	Principal Accountant Fees and Services

      The information required by this item is incorporated by reference to the information under the captions “Independent Auditors’ Fees” and “Auditor Independence” in our proxy statement for the annual meeting of shareholders to be held on January 26, 2005.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

		Page Number
		in this Report

(a)(1)	Index to Financial Statements
	Consolidated Statements of Operations — Years ended August 28, 2004, August 30, 2003 and August 31, 2002	36
	Consolidated Balance Sheets — August 28, 2004 and August 30, 2003	37
	Consolidated Statements of Stockholders’ Equity — Years ended August 28, 2004, August 30, 2003 and August 31, 2002	38
	Consolidated Statements of Cash Flows — Years ended August 28, 2004, August 30, 2003 and August 31, 2002	39
	Notes to Consolidated Financial Statements	40
	Report of Independent Registered Public Accounting Firm	63
	Quarterly financial data for fiscal 2004 and 2003 (unaudited)	64

(a)(2)	Financial Statement Schedules
	The following report and financial statement schedule are found in this Report at the pages indicated:
	Report of Independent Registered Public Accounting Firm on Schedule	65
	Schedule II — Valuation and Qualifying Accounts	66
	All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       (a)(3)            Exhibits

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation.(10)
2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc.(1)
2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc.(11)
3.1	Restated Articles of Incorporation of the Company.(2)
3.2	Restated and Amended By-Laws.(19)
3.5	Articles of Amendment of Restated Articles of Incorporation.(12)
3.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Shares.(8)
4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent.(8)
4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent.(9)
4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent.(14)
4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May 22, 1997, as amended on March 26, 1998 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights Agent.(20)
4.5	Form of Purchase Agreement, dated April 4, 2002.(21)

4.6	Schedule of Purchasers which have executed the Form of Purchase Agreement, dated April 4, 2002.(22)
10.1	FSI International, Inc. 1997 Omnibus Stock Plan (as amended and restated April 2001).(17)
10.2	Form of Incentive Stock Option Agreement for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(25)
10.3	Form of Incentive Stock Option Agreement for Outside Directors for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(25)
10.9	Amended and Restated Employees Stock Purchase Plan.(17)
10.10	Shareholders Agreement among FSI International, Inc. and Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991.(3)
10.11	FSI Exclusive Distributorship Agreement dated as of August 14, 1991 between FSI International, Inc. and m•FSI, LTD(3)
10.12	FSI Licensing Agreement dated as of August 14, 1991, between FSI International, Inc. and m•FSI, LTD(3)
10.13	Amendment to FSI/Metron Technology Distribution Agreement dated July 31, 1999.(12)
10.15	License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(4)
10.16	Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(4)
10.17	Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated.(5)
10.18	Amended and Restated Directors’ Nonstatutory Stock Option Plan.(6)
10.19	Management Agreement between FSI International, Inc. and Donald S. Mitchell, effective as of January 2, 2001. (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.)(16)#
10.20	FSI International, Inc. 1994 Omnibus Stock Plan.(7)
10.26	Summary of Employment Arrangement between the Company and Don Mitchell dated December 12, 1999.(15)#
10.30	Employment Agreement entered into as of December 12, 1999 by and between FSI International, Inc. and Donald S. Mitchell.(13)#
10.31	Agreement made and entered into as of March 4, 2001 by and between FSI International, Inc. and Benno G. Sand.(18)#
10.32	Metron Technology Transition Agreement dated October 9, 2003 by and between FSI International, Inc. and Metron Technology B.V., portion of which have been omitted pursuant to a request for confidential treatment. These portions are identified by [***].(23).
10.33	First Amendment to the Metron Technology Transition Agreement dated February 5, 2003.(24)
10.34	Second Amendment to the Metron Technology Transition Agreement dated February 28, 2003. (24)
10.35	FSI/Metron Technology Distribution Agreement dated February 28, 2003 by and between FSI International, Inc. and Metron Technology, N.V.(24)
10.36	Amendment to Article 7. Warranty of Exclusive Distribution Agreement Between FSI International and m•FSI effective 16 April, 1999. (filed herewith)
10.37	Amendment to FSI Exclusive Distributorship Agreement made as of July 31, 1999 among FSI International, Inc., m•FSI LTD. and BOC Edwards. (filed herewith)
10.38	Amendment to Shareholders Agreement dated June 5, 1991 among FSI International, Inc. and Mitsui & Co., LTD and Chlorine Engineers Corp., LTD and MBK Project Holdings LTD. dated as of September 17, 2004. (filed herewith)
10.39	Amendment to FSI Exclusive Distributorship Agreement dated August 14, 1991 between FSI International, Inc. and m•FSI LTD dated as of November 14, 2003. (filed herewith)
21.0	Subsidiaries of the Company. (filed herewith)

23.0	Consent of KPMG LLP. (filed herewith)
24.0	Powers of Attorney from the Directors of FSI International, Inc. (filed herewith)
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 8-A, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 8-A/ A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(13)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(14)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.

(15)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(16)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 24, 2001, SEC File No. 0-17276 and incorporated by reference.

(17)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8, filed by the Company on March 28, 2003, SEC File No. 333-104088 and incorporated by reference.

(18)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 2002, SEC File No. 0-17276 and incorporated by reference.

(19)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(20)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A2, filed by the Company on April 9, 2002, SEC File No. 0-17276, and incorporated by reference.

(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on April 5, 2002, SEC File No. 0-17276, and incorporated by reference.

(22)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 dated April 12, 2002, SEC File No. 333-86148, and incorporated by reference.

(23)	Filed as an Exhibit to the Company’s Report on Form 10-Q/A for the quarter ended November 30, 2002, SEC File No. 0-17276 and incorporated by reference.

(24)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended March 1, 2003, SEC File No. 0-17276 and incorporated by reference.

(25)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on October 20, 2004, SEC File No. 0-17276 and incorporated by reference.

#	Management Contract, Compensation Plan or Arrangement

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC.

By:	/s/ DONALD S. MITCHELL

Donald S. Mitchell
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2004

By:	/s/ PATRICIA M. HOLLISTER

Patricia M. Hollister
Chief Financial Officer
(Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, constituting a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated.

James A. Bernards, Director*

Terrence W. Glarner, Director*
Willem D. Maris, Director*
Donald S. Mitchell, Director*
Krishnamurthy (“Raj”) Rajagopal, Director*
Charles R. Wofford, Director*

* By:	/s/ PATRICIA M. HOLLISTER

Patricia M. Hollister
Attorney-in-fact

Dated: November 9, 2004

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation.(10)	Incorporated by reference
2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc.(1)	Incorporated by reference
2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc.(11)	Incorporated by reference
3.1	Restated Articles of Incorporation of the Company.(2)	Incorporated by reference
3.2	Restated and Amended By-Laws.(19)	Incorporated by reference
3.5	Articles of Amendment of Restated Articles of Incorporation.(12)	Incorporated by reference
3.6	Certificate of Designation, Preferences and rights of Series A Junior Participating Preferred Shares.(8)	Incorporated by reference
4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent.(8)	Incorporated by reference
4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent.(9)	Incorporated by reference
4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent.(14)	Incorporated by reference
4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May 22, 1997, as amended on March 26, 1998 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights Agent.(20)	Incorporated by reference
4.5	Form of Purchase Agreement, dated April 4, 2002.(21)	Incorporated by reference
4.6	Schedule of Purchasers which have executed the Form of Purchase Agreement, dated April 4, 2002.(22)	Incorporated by reference
10.1	FSI International, Inc. 1997 Omnibus Stock Plan (as amended and restated April 2001).(17)	Incorporated by reference
10.2	Form of Incentive Stock Option Agreement for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(25)	Incorporated by reference
10.3	Form of Incentive Stock Option Agreement for Outside Directors for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(25)	Incorporated by reference
10.9	Amended and Restated Employees Stock Purchase Plan.(17)	Incorporated by reference
10.10	Shareholders Agreement among FSI International, Inc. and Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991.(3)	Incorporated by reference
10.11	FSI Exclusive Distributorship Agreement dated as of August 14, 1991 between FSI International, Inc. and m•FSI, LTD(3)	Incorporated by reference
10.12	FSI Licensing Agreement dated as of August 14, 1991, between FSI International, Inc. and m•FSI, LTD(3)	Incorporated by reference
10.13	Amendment to FSI/Metron Technology Distribution Agreement dated July 31, 1999.(12)	Incorporated by reference
10.15	License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(4)	Incorporated by reference

Exhibit	Description	Method of Filing

10.16	Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(4)	Incorporated by reference
10.17	Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated.(5)	Incorporated by reference
10.18	Amended and Restated Directors’ Nonstatutory Stock Option Plan.(6)	Incorporated by reference
10.19	Management Agreement between FSI International, Inc. and Donald S. Mitchell, effective as of January 2, 2001. (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.) (16)#	Incorporated by reference
10.20	FSI International, Inc. 1994 Omnibus Stock Plan.(7)	Incorporated by reference
10.26	Summary of Employment Arrangement between the Company and Don Mitchell dated December 12, 1999. (15)#	Incorporated by reference
10.30	Employment Agreement entered into as of December 12, 1999 by and between FSI International, Inc. and Donald S. Mitchell.(13)#	Incorporated by reference
10.31	Agreement made and entered into as of March 4, 2001 by and between FSI International, Inc. and Benno G. Sand. (18)#	Incorporated by reference
10.32	Metron Technology Transition Agreement dated October 9, 2002 by and between FSI International, Inc. and Metron Technology, B.V., portions of which have been omitted pursuant to a request for confidential treatment. These portions are identified by [***]. (23)	Incorporated by reference
10.33	First Amendment to the Transition Agreement dated February 5, 2003.(24)	Incorporated by reference
10.34	Second Amendment to the Transition Agreement dated February 28, 2003.(24)	Incorporated by reference
10.35	FSI/Metron Technology Distribution Agreement dated February 28, 2003 by and between FSI International, Inc. and Metron Technology, N.V.(24)	Incorporated by reference
10.36	Amendment to Article 7. Warranty of Exclusive Distribution Agreement Between FSI International and m•FSI effective 16 April, 1999.	Filed herewith
10.37	Amendment to FSI Exclusive Distributorship Agreement made as of July 31, 1999 among FSI International, Inc., m•FSI LTD. and BOC Edwards.	Filed herewith
10.38	Amendment to Shareholders Agreement dated June 5, 1991 among FSI International, Inc. and Mitsui & Co., LTD and Chlorine Engineers Corp., LTD and MBK Project Holdings LTD. dated as of September 17, 2004.	Filed herewith
10.39	Amendment to FSI Exclusive Distributorship Agreement dated August 14, 1991 between FSI International, Inc. and m•FSI LTD dated as of November 14, 2003.	Filed herewith
21.0	Subsidiaries of the Company.	Filed herewith
23.0	Consent of KPMG LLP.	Filed herewith
24.0	Powers of Attorney from the Directors of FSI International, Inc.	Filed herewith
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Field herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 8-A, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, SEC File No. 0-17276 and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(13)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(14)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.

(15)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(16)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 24, 2001, SEC File No. 0-17276 and incorporated by reference.

(17)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8, filed by the Company on March 28, 2003, SEC File No. 333-104088 and incorporated by reference.

(18)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 2002, SEC File No. 0-17276 and incorporated by reference.

(19)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(20)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A2, filed by the Company on April 9, 2002, SEC File No. 0-17276, and incorporated by reference.

(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on April 5, 2002, SEC File No. 0-17276, and incorporated by reference.

(22)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 dated April 12, 2002, SEC File No. 333-86148, and incorporated by reference.

(23)	Filed as an Exhibit to the Company’s Report on Form 10-Q/A for the quarter ended November 30, 2002, SEC File No. 0-17276 and incorporated by reference.

(24)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended March 1, 2003, SEC File No. 0-17276 and incorporated by reference.

(25)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on October 20, 2004, SEC File No. 0-17276 and incorporated by reference.

#	Management Contract, Compensation Plan or Arrangement.