Form 10-Q
period 2004-11-27
FSI INTERNATIONAL INC
filed 2005-01-06
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2004

or

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

               ☑ YES         ☐ NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

               ☑ YES         ☐ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, no par value – 29,945,000 shares outstanding as of December 31, 2004

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I. ITEM 1. FINANCIAL STATEMENTS

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
NOVEMBER 27, 2004 AND AUGUST 28, 2004
(unaudited)
(in thousands)

ASSETS

	November 27,	August 28,
	2004	2004
Current assets:
Cash and cash equivalents	$20,155	$29,524
Restricted cash	6,048	6,037
Marketable securities	6,632	6,647
Trade accounts receivable, net of allowance for doubtful accounts of $1,095 and $1,286, respectively	19,759	18,487
Trade accounts receivable from affiliates	743	3,785
Inventories	32,187	27,378
Prepaid expenses and other current assets	5,949	5,568

Total current assets	91,473	97,426

Property, plant and equipment, at cost	94,566	96,095
Less accumulated depreciation and amortization	(64,035)	(65,177)

	30,531	30,918

Investment in affiliate	8,173	7,744
Other intangibles, net	2,187	2,057
Deposits and other assets	1,652	1,652

	$134,016	$139,797

(continued)

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
NOVEMBER 27, 2004 AND AUGUST 28, 2004
(continued)
(unaudited)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	November 27,	August 28,
	2004	2004
Current liabilities:
Trade accounts payable	$7,115	$9,470
Accrued expenses	15,319	15,854
Customer deposits	90	255
Deferred profit	3,190	2,358
Deferred profit with affiliates	86	738

Total current liabilities	25,800	28,675

Long-term liabilities	750	750

Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized, none issued and outstanding.	—	—
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized; none issued and outstanding.	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 29,945 and 29,942 shares, respectively.	226,087	226,078
Accumulated deficit	(124,739)	(121,463)
Accumulated other comprehensive income	6,118	5,757

Total stockholders’ equity	107,466	110,372

	$134,016	$139,797

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED NOVEMBER 27, 2004 AND NOVEMBER 29, 2003
(unaudited)
(in thousands, except per share amounts)

	November 27,	November 29,
	2004	2003
Sales (including sales to affiliates of $1,796 and $1,322, respectively)	$19,445	$22,491
Cost of goods sold	9,037	11,996

Gross profit	10,408	10,495

Selling, general and administrative expenses	8,466	8,307
Research and development expenses	5,422	5,540

Operating loss	(3,480)	(3,352)

Interest expense	(15)	(13)
Interest income	125	80
Other income, net	42	1,999

Loss before income taxes	(3,328)	(1,286)

Income taxes	6	13

Loss before equity in earnings of affiliate	(3,334)	(1,299)

Equity in earnings of affiliate	58	284

Net loss	$(3,276)	$(1,015)

Net loss per common share – Basic and diluted	$(0.11)	$(0.03)

Weighted average common shares	29,943	29,656

Weighted average common and potential common shares	29,943	29,656

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED NOVEMBER 27, 2004 AND NOVEMBER 29, 2003
(unaudited)
(in thousands)

	November 27,	November 29,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(3,276)	$(1,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities	—	(1,972)
Depreciation	982	1,579
Amortization	380	566
Equity in earnings of affiliate	(58)	(284)
Changes in operating assets and liabilities:
Accounts receivable	1,770	(187)
Inventories	(4,809)	781
Prepaid expenses and other current assets	(381)	(449)
Trade accounts payable	(2,355)	483
Accrued expenses	(535)	(236)
Customer deposits	(165)	—
Deferred profit	181	(542)

Net cash used in operating activities	(8,266)	(1,276)

INVESTING ACTIVITIES:
Capital expenditures	(596)	(371)
Sales of marketable securities	—	2,559
Investment in license fee	(510)	—
Investment in affiliate	(490)	—
Decrease in deposits and other assets	—	182

Net cash (used in) provided by investing activities	(1,596)	2,370

FINANCING ACTIVITIES:
Increase in restricted cash	(11)	(2,657)
Net proceeds from issuance of common stock	9	7

Net cash used in financing activities	(2)	(2,650)

Effect of exchange rate on cash	495	245

Decrease in cash and cash equivalents	(9,369)	(1,311)
Cash and cash equivalents at beginning of period	29,524	32,191

Cash and cash equivalents at end of period	$20,155	$30,880

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

     The Company announced the winding down of its Microlithography business in March 2003 and transitioned the Microlithography business to a POLARIS® Systems and Services (“PSS”) product line to focus on supporting the more than 300 installed POLARIS® Systems. With the Company’s focus on being a leading surface conditioning technology supplier, the Company recently integrated many of the functions of its PSS product group with its Surface Conditioning business.

     The Company’s customers include microelectronics manufacturers located throughout North America, Europe, Japan and the Asia Pacific region.

Consolidated Condensed Financial Statements

     The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments, except as disclosed in the notes) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes to the financial statements included in the Company’s Annual 10-K Report for the fiscal year ended August 28, 2004, previously filed with the Securities and Exchange Commission.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

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

     Other Comprehensive Income (Loss)

     Other comprehensive income (loss) pertains to revenues, expenses, gains and losses that are not included in net income (loss), but rather are recorded directly in stockholders’ equity. For the first quarters of fiscal 2005 and 2004, other comprehensive income (loss) consisted of foreign currency translation adjustments and unrealized holding gains on investments.

     Cash and Cash Equivalents

     All highly liquid investments purchased with an original effective maturity of three months or less are considered to be cash equivalents.

     Marketable Securities

     The Company classifies its marketable equity securities as available-for-sale and carries these securities at amounts that approximate fair market value.

     Upon completion of the termination of the distribution agreements with Metron Technology in fiscal 2003, the Company’s ownership in Metron Technology was reduced from approximately 21% to 17%. As a result, the Company began to account for its investment in Metron Technology as a marketable equity security available-for-sale and carry the investment at fair market value per the closing price of Metron Technology’s stock as reported on the NASDAQ.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

     During the first quarter of fiscal 2004, the Company sold 627,000 shares of Metron Technology stock and its ownership in Metron Technology was approximately 12% as of November 27, 2004. The Company recorded gains of approximately $2.0 million related to the sales of the 627,000 shares of Metron Technology stock during the first quarter of fiscal 2004 which are classified as a component of other income, net in the consolidated statement of operations.

     On August 16, 2004, Metron Technology entered into a Stock and Asset Purchase Agreement (“Purchase Agreement”) with Applied Materials, Inc. (“Applied”). On December 14, 2004, Applied acquired the worldwide operating subsidiaries and business of Metron Technology. Applied paid approximately $84,567,000 in cash to Metron Technology upon closing on December 14, 2004. In connection with the consummation of the asset sale to Applied, Metron Technology changed its name to Nortem N.V. (“Nortem”) and began the liquidation process. According to Nortem, shareholders of Nortem will receive two or more liquidating distributions. The aggregate amount of the distributions is expected to be in the range of approximately $4.70 to $4.79 per share (depending on the tax attributes of the shareholders). The initial distribution is currently expected to be made in the first two months of calendar 2005 and the final cash distribution would be made when all liabilities of Nortem have been satisfied, which is currently expected to be within six months following the closing. The amount and timing of the above-described distributions are dependent upon a variety of factors, including the timing of winding up Nortem’s business and dissolving, and the costs, expenses and time involved in satisfying Nortem’s current liabilities and obligations and those incurred by Nortem following the closing of the asset sale. In connection with the final cash distribution to its shareholders, Nortem also expects to conclude its business, delist its shares from the NASDAQ and be dissolved and liquidated. As of November 27, 2004, the Company owned approximately 1.5 million shares of Nortem. As of November 27, 2004, the fair market value of the Company’s investment in Nortem was $6,632,000, including unrealized holding gains of $5,228,000. The fair market value of Nortem is subject to fluctuations. The highest and lowest stock price of Nortem per day, as reported by the NASDAQ, ranged from $4.25 to $4.51 per share during the first quarter of fiscal 2005.

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

     Inventories

     Inventories are valued at the lower of cost, determined by the first in, first out method, or market value. The Company records reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these reserves are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives, forecasted sales demand and recoverability.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

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

     The Company amortizes intangible assets on a straight-line basis over their estimated economic lives which range from two to nine years. The estimated aggregate amortization of intangible assets for the next five years is: $403,000 in the last nine months of fiscal 2005; $538,000 in fiscal 2006; $538,000 in fiscal 2007; $537,000 in fiscal 2008, $163,000 in fiscal 2009 and $8,000 in the first quarter of fiscal 2010.

     During the first quarter of fiscal 2005, the Company entered into a license agreement with its affiliate, m•FSI LTD. The corresponding license fee of $510,000 was recorded to intangibles and is being amortized over five years.

     If the Company determines that the carrying value of intangibles and long-lived assets may not be recoverable, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $42.5 million as of November 27, 2004.

     The Company has no intangible assets with indefinite useful lives. Intangible assets as of November 27, 2004 and August 28, 2004 consisted of the following (in thousands):

	November 27, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	4,285	2,591	1,694
License fees	510	17	493

	$4,795	$2,608	$2,187

	August 28, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$9,150	$8,896	$254
Patents	4,285	2,482	1,803

	$13,435	$11,378	$2,057

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

     Intangible assets were reviewed for impairment during the fourth quarter of fiscal 2004, and were deemed not impaired. The Company will continue to review intangible assets for impairment whenever events or change in circumstances indicated that the carrying value may not be recoverable.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

     Warranty provisions, claims and changes in estimates for the quarters ended November 27, 2004 and November 29, 2003 are as follows (in thousands):

	November 27,	November 29,
	2004	2003
Beginning balance	$4,575	$5,201
Warranty provisions	203	240
Warranty claims	(103)	(319)
Changes in estimates	(384)	—

Ending Balance	$4,291	$5,122

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

     Net Loss Per Common Share

     Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share is computed using the treasury stock method to compute the weighted average number of common stock outstanding assuming the conversion of potential dilutive common shares. Net loss per share does not include the effect of common stock equivalents as their inclusion would be antidilutive. The number of shares excluded from the computation of net loss per share was 3,746,000 for the first quarter of fiscal 2005 and 3,511,000 for the first quarter of fiscal 2004.

     Derivative Instruments and Hedging Activities

     The Company does not use derivative financial instruments for trading or speculative purposes. The Company did not engage in any hedging activities during the first quarter of fiscal 2005 or the first quarter of fiscal 2004.

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

     The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company recognized no compensation expense in the first quarter of fiscal 2005 or the first quarter of fiscal 2004 under APB No. 25.

     If the Company had elected to recognize compensation cost for the stock option plan and employee stock purchase plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net loss and net loss per common share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Quarters Ended
	November 27,	November 29,
	2004	2003
Net loss
As reported	$(3,276)	$(1,015)
Add: stock-based employee compensation expense recognized in statements of operations	—	—
Less: stock-based employee compensation expense determined under fair value based method	(679)	(834)

Pro forma net loss	$(3,955)	$(1.849)

Net loss per common share:
Basic – as reported	$(0.11)	$(0.03)
Basic – pro forma	$(0.13)	$(0.06)
Diluted – as reported	$(0.11)	$(0.03)
Diluted – pro forma	$(0.13)	$(0.06)

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

     The fair value of stock options used to compute pro forma net loss and net loss per common share disclosures is the estimated value at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Quarters Ended
	November 27, 2004	November 29, 2003
Stock Options:
Dividend yield	0.0%	0.0%
Expected volatility	71.5%	72.8%
Risk-free interest rate	3.4%	3.2%
Expected life (in years)	5.2	5.0

     There were no Employees Stock Purchase Plan shares granted during the first quarter of fiscal 2005 or the first quarter of fiscal 2004. The weighted average grant date fair value, based on the Black-Scholes option pricing model, for options granted in the first quarter of fiscal 2005 was $2.49 per share and for options granted in the first quarter of fiscal 2004 was $3.31 per share.

     New Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs.” This statement requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current period charges. In addition, this statement requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred beginning in the Company’s first quarter of fiscal 2006. The Company’s management is currently evaluating the impact of this statement.

     In December 2004, the FASB issued SFAS 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95.” This statement requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. This statement is effective beginning in the Company’s first quarter of fiscal 2006. The Company’s management is currently evaluating the impact of this statement.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(2) Inventories

     Inventories are summarized as follows (in thousands):

	November 27,	August 28,
	2004	2004
Finished products	$3,807	$5,621
Work-in-process	16,174	10,807
Subassemblies	823	797
Raw materials and purchased parts	11,383	10,153

	$32,187	$27,378

(3) Supplementary Cash Flow Information

     The following summarizes supplementary cash flow items (in thousands):

	Quarters Ended
	November 27,	November 29,
	2004	2003
Interest paid, net	$15	$13

(4) Comprehensive Income (Loss)

     Other comprehensive income (loss) pertains to revenues, expenses, gains and losses that are not included in the net loss but rather are recorded directly in stockholders’ equity. For the quarters ended November 27, 2004 and November 29, 2003, other comprehensive income (loss) consisted of the foreign currency translation adjustment and unrealized holding gains in investments and amounted to (in thousands):

	Quarters Ended
	November 27, 2004	November 29, 2003
Net loss	($3,276)	($1,015)
Items of other comprehensive income (loss):
Foreign currency translation	376	748
Unrealized holding gains on investments	(15)	(865)

Comprehensive loss	($2,915)	($1,132)

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(5) Segment Information

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

	Quarters Ended
	November 27,	November 29,
	2004	2003
Sales to external customers:
SC	$17,320	$12,626
PSS	2,125	9,865

Total	$19,445	$22,491

Segment gross profit:
SC	$9,044	$4,531
PSS	1,364	5,964

Total	$10,408	$10,495

Segment operating income (loss):
SC	$(242)	$(3,884)
PSS	(3,238)	532

Total segment operating loss	(3,480)	(3,352)
Other income (expense), net	152	2,066
Income taxes	6	13
Equity in earnings of affiliates	58	284

Net loss	$(3,276)	$(1,015)

Capital expenditures:
SC	$160	$344
PSS	—	—
Corporate	436	27

Total capital expenditures	$596	$371

Depreciation expense:
SC	$829	$1,209
PSS	153	370

Total depreciation expense	$982	$1,579

Amortization expense:
SC	$380	$566
PSS	—	—

Total amortization expense	$380	$566

	As of
	November 27,	August 28,
	2004	2004
Identifiable assets:
SC	$73,510	$71,263
PSS	9,906	10,129
Corporate	50,600	58,405

Total assets	$134,016	$139,797

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(6) Litigation

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

     Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied these post-trial motions and there was no reduction in damages against SSI. Mr. Hsu was awarded an additional $431,000 for attorneys’ fees and expenses incurred since the judgment was rendered in November 2001. The total judgment against SSI together with post judgment interest and attorneys’ fees as of November 27, 2004 aggregated approximately $7.8 million.

     SSI and the individual defendants have filed an appeal on a variety of grounds, and the Company posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, the Company entered into a letter of credit in the amount of $5.2 million with a surety company. This letter of credit is collateralized with restricted cash of the same amount.

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

     Given the escrowed shares and the additional indemnification by the individual SSI shareholders, along with the Company’s litigation reserve, the Company believes it has adequately provided for this potential liability. However, there is considerable uncertainty as to the ultimate resolution of this matter and the respective liability, if any, of SSI. The Company will continue with its appeal process and defense. The court of appeals has scheduled an oral argument on the appeal on January 25, 2005.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this report, except for the historical information contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include, but not limited to, the amount and timing of distributions expected from Nortem N.V. and the anticipated gain on the initial Nortem N.V. distribution, expected orders, revenues, net income and net cash used for operating activity for the second quarter of fiscal 2005; the timing and terms of any sale of the Allen, Texas facility; the change in industry conditions; order delays or cancellations; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the transition to 300mm products; the level of new orders; the timing and success of current and future product and process development programs; the success of our affiliated distributor in Japan; the success of our direct distribution organization; the success of negotiations with the potential buyer of the Allen, Texas facility, including reaching an agreement on a number of significant terms such as price, payment terms, indemnity and lease terms; legal proceedings; and the potential impairment of long-lived assets; as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors included in this report. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.

     This discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and footnotes thereto appearing elsewhere in this report.

Industry

     There has been a softening in industry conditions during the past several quarters, as semiconductor manufacturers managed through the inventory build-up that occurred during the summer and fall of 2004. Factory utilization rates have dropped below the 85 percent capital reinvestment level. However, certain leading edge device manufacturers are cautiously adding capacity to meet their anticipated 2005 increase in leading edge device demand.

     Based upon the latest Gartner Group forecast, demand for wafer fab equipment in calendar 2004, when the final numbers are published, is expected to have increased by more than 60 percent when compared to 2003.* The calendar 2004 increase was partially driven by the limited spending by device manufacturers on new capacity in calendar 2001 and 2002.

     From a historical perspective, it is unrealistic to anticipate significant growth in semiconductor equipment demand in a year following a year of growth in excess of 50 percent. Therefore, for planning purposes, we anticipate that total demand for semiconductor equipment will be flat to slightly down in calendar 2005.* Stronger than anticipated economic growth would have a favorable impact on the industry outlook.*

     We do not believe that semiconductor manufacturers significantly over-built this cycle.* We believe that if the global economic recovery continues in calendar 2005, the top semiconductor suppliers in the world will begin to add advanced 300mm capacity in an effort to reduce their per device manufacturing cost and meet leading edge device demand.* Given our successful delivery of products to many of these customers, we expect to participate through the receipt of orders when the spending re-accelerates.* In addition, we believe that our broader applications capability and product placements at the top spenders position us to grow faster than the market segments that we serve.*

Application of Critical Accounting Policies and Estimates

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

     If we determine that the carrying value of intangibles and long-lived assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $42.5 million as of November 27, 2004.

     Intangible assets were reviewed for impairment as of August 28, 2004, and were deemed not impaired. We will continue to review intangible assets for impairment on an annual basis or as we deem necessary. See Note 3 of the Notes to Consolidated Financial Statements in our fiscal 2004 annual report on Form 10-K for a discussion of the impairment of our investment in our affiliate, Nortem N.V., formerly known as Metron Technology.

Product Warranty Estimation

     We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, anticipated releases of new products and other factors. The warranty periods for new equipment manufactured by us typically range from one to two years. Special warranty reserves are also accrued for major rework campaigns. Although management believes the likelihood to be relatively low, claims experience could be materially different from actual results because of the introduction of new, more complex products; a change in our warranty policy in response to industry trends; competition or other external forces; manufacturing changes that could impact product quality; or as yet unrecognized defects in products sold.

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

FIRST QUARTER OF FISCAL 2005 COMPARED WITH FIRST QUARTER OF FISCAL 2004

The Company

     The following table sets forth for the fiscal quarter indicated, certain income and expense items as a percent of our total sales.

	Percent of Sales
	November 27,	November 29,
First quarter ended:	2004	2003
Sales	100.0%	100.0%
Cost of goods sold	46.5	53.3

Gross profit	53.5	46.7
Selling, general and administrative	43.5	37.0
Research and development	27.9	24.6

Operating loss	(17.9)	(14.9)
Other income, net	0.8	9.2

Losses before income taxes	(17.1)	(5.7)
Income taxes	—	0.1
Equity in earnings of affiliate	0.3	1.3

Net loss	(16.8%)	(4.5%)

Sales Revenues and Shipments

     Sales revenues decreased 14 percent to $19.4 million for the first quarter of fiscal 2005 as compared to $22.5 million for the first quarter of fiscal 2004. Sales revenues for our Surface Conditioning (“SC”) products increased from $12.6 million in the first quarter of fiscal 2004 to $17.3 million in the first quarter of fiscal 2005. The increase in SC product revenues was primarily due to an increase in SC shipments from $12.8 million in the first quarter of fiscal 2004 to $17.4 million in the first quarter of fiscal 2005. Sales revenues for POLARIS Systems and Services (“PSS”) products decreased from $9.9 million in the first quarter of fiscal 2004 to $2.1 million in the first quarter of fiscal 2005. The decrease in the PSS revenue was primarily due to our transformation, beginning in March 2003, from the microlithography business to a POLARIS® Systems and Services product group.

     Shipments in the first quarter of fiscal 2005 decreased to $19.6 million from $20.5 million in the first quarter of fiscal 2004. SC shipments were $17.4 million in the first quarter of fiscal 2005 as compared to $12.8 million in the prior year period. The increase in SC shipments was primarily due to an increase in bookings from $9.0 million in the fourth quarter of fiscal 2003 to $17.9 million in the fourth quarter of fiscal 2004 related to improved industry conditions in the fourth quarter of fiscal 2004 as compared to the prior year same period. PSS shipments decreased to $2.2 million in the first quarter of fiscal 2005 from $7.8 million in the prior year period. The decrease in PSS shipments was primarily due to our exit from the resist processing market.

     Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance, therefore depending on timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue.

     International sales were $13.3 million, representing 68% of total sales during the first quarter of fiscal 2005, and $8.1 million, representing 36% of total sales, during the first quarter of fiscal 2004. The increase in international sales was primarily due to increased sales in Europe.

     Deferred revenue was approximately $7.0 million as of November 27, 2004. Deferred profit of $3.3 million as of November 27, 2004, as reported on the consolidated balance sheet, reflected deferred revenue less deferred cost of goods sold.

     We currently expect second quarter revenues to be between $23 and $26 million.* A portion of this expected revenue is subject to us receiving purchase orders or obtaining timely acceptance from our customers, including gaining acceptance for several evaluation systems that are now being qualified by customers. Also, in the existing industry environment, customers could request delivery delays or cancel orders. We anticipate that a significant portion of our second quarter revenues will be based on orders from Asian customers.*

Gross Profit

     Our gross profit margin fluctuates due to a number of factors, including the mix of products sold, as spare parts and service revenues generally have higher margins; the proportion of international sales, as international sales generally have lower margins due to pricing pressures, and utilization of manufacturing capacity.

     Gross profit as a percentage of sales was 53.5% for the first quarter of fiscal 2005 and was 46.7% for the first quarter of fiscal 2004. The increase in margins was primarily related to product mix. The first quarter of fiscal 2005 margins were also favorably impacted by $0.4 million of changes in warranty estimates primarily related to improvements in the rate of warranty claims.

     During the first quarter of fiscal 2005, we had no significant sales of PSS inventory that had previously been written down to zero. During the first quarter of fiscal 2004, we had sales of PSS inventory with an original cost of $1.2 million that had previously been written down to zero. This was primarily due to sales revenues generated from unanticipated PSS spare parts and upgrades sales. Our gross margin as a percentage of sales in the first quarter of fiscal 2004 would have been 41.1% if we had included the original cost of the PSS inventory that had been written down to zero. Gross margin including the original cost of the PSS inventory that had been written down to zero is not calculated in accordance with generally accepted accounting principles (“GAAP”). Our management believes that the presentation of gross margin including the original cost of the PSS inventory that had been written down to zero provides a useful analysis of our ongoing operating trends and helps investors compare our operating performance period over period.

     The following is a reconciliation of our first quarter fiscal 2004 gross margin calculated in accordance with GAAP to our first quarter fiscal 2004 gross margin before the impact of the sales of PSS inventory that had previously been written down to zero (in thousands):

	First Quarter Ended				First Quarter Ended
	November 29, 2003	% of			November 29, 2003	% of
	(GAAP)	Sales	Adjustment		(Non-GAAP)	Sales
Sales	$22,491				$22,491
Cost of Goods Sold	$11,996		$1,245	(1)	$13,241

Gross Margin	$10,495	46.7%			$9,250	41.1%

(1) Original cost of PSS inventory sold that had previously been written down to zero.

     We will continue to try to sell the impaired inventory to our customers as spares, refurbished systems and upgrades to existing systems. If unsuccessful, some of the items will be disposed of. Any significant sales of the impaired inventory will be disclosed. Gross margins will be higher if inventory carried at a reduced cost is sold.

     Gross profit margins are expected to decrease to 44% to 46% of revenues for the second quarter of fiscal 2005, due to both a foreign/domestic sales mix and product mix shift compared to the first quarter of fiscal 2005.*

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased from $8.3 million in the first quarter of fiscal 2004 to $8.5 million in the first quarter of fiscal 2005. The increase was related to salary expense increases associated with the reinstatement of the fiscal 2002 pay cuts in January 2004, additional travel costs of service personnel as we focus on gaining acceptance for the evaluation systems previously placed at customers’ facilities and an increase in professional fees related to Sarbanes-Oxley Section 404 compliance work. These increases were partially offset by a decrease in depreciation related to our SAP system being fully depreciated in fiscal 2004 and the reversal in the first quarter of fiscal 2005 of a tax abatement accrual previously recorded.

     Based upon our current operations, we expect the dollar amount of selling, general and administrative expenses in the second quarter of fiscal 2005 to be in the range of $8.8 to $9.0 million as we continue to focus on supporting product evaluations in process at our customers’ facilities.*

Research and Development Expenses

     Research and development expenses were $5.4 million for the first quarter of fiscal 2005 and $5.5 million for the first quarter of fiscal 2004. The majority of our research and development investment is focused on expanding the applications capabilities of our products, supporting customer evaluations and expanding our product portfolio.

     Based upon current operations and the engineering resources required to support evaluation tool placements and new product and process development initiatives, research and development expenses for the second quarter of fiscal 2005 are expected to be in the range of $5.4 to $5.6 million.*

Other Income (Expense), Net

     Other income (expense), net was approximately $152,000 of income for the first quarter of fiscal 2005 as compared to $2.1 million for the first quarter of fiscal 2004. In the first quarter of fiscal 2004, we recorded a $2.0 million gain on the sale of approximately 627,000 shares of Metron Technology common stock.

     As of November 27, 2004, we owned 1.5 million of Metron Technology common stock at a cost basis of $0.94 per share or $1.4 million. On November 27, 2004, we carried this investment as a marketable security valued at $6.6 million. On December 14, 2004, Applied Materials closed on the acquisition of substantially all of the assets of Metron Technology. In connection with the consummation of the asset sale to Applied Materials, Metron Technology changed its name to Nortem N.V. We anticipate receiving approximately $7.0 million in cash distributions over the next six months as Nortem is liquidated.* We anticipate receiving an initial distribution from Nortem related to the liquidation of Nortem in the second quarter of fiscal 2005 and we expect to record a gain of $4.0 to $5.0 million in the second quarter of fiscal 2005, depending upon the amount of the initial distribution.* See Note 1 of the Notes to the Consolidated Condensed Financial Statements of this quarterly report for further discussion in regard to Applied Materials’ acquisition of substantially all of the assets of Nortem.

     Interest income for the second quarter of fiscal 2005 is expected to be between $50,000 to $75,000, given our current cash position and the anticipated interest rates.*

Income Tax

     Our deferred tax assets on the balance sheet as of November 27, 2004 have been fully reserved for with a valuation allowance. We do not expect to significantly reduce our valuation allowance until we are consistently profitable on a quarterly basis.*

     We have net operating loss carryforwards for federal income tax purposes of approximately $134.7 million, which will begin to expire in fiscal 2011 through fiscal 2023 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year.

     Tax legislation has been enacted to repeal certain export tax incentives that we have qualified for in the past. The legislation also includes provisions that allow for a deduction for qualified production activities. These provisions will not impact our tax rate in the near term due to the full valuation allowance. The longer term impact will depend on the level of our profitability and the mix of earnings between domestic and foreign.

Equity in Earnings of Affiliate

     The equity in earnings of affiliate was approximately $58,000 of income for the first quarter of fiscal 2005, compared to approximately $284,000 of income for the first quarter of fiscal 2004. The decrease related to m•FSI LTD’s operations.

     We expect to report equity in earnings of affiliate between $200,000 to $300,000 in the second quarter of fiscal 2005 due to the expected financial performance of m•FSI LTD in their second quarter.*

Net Income

     Assuming that we can achieve the expected revenues, gross margin, operating expenses, gain on the sale of Nortem stock and affiliate earning levels, we expect to report a net income of approximately $1.0 to $2.0 million in the second quarter of fiscal 2005.*

Liquidity and Capital Resources

     Our cash, restricted cash and cash equivalents were approximately $26.2 million as of November 27, 2004, a decrease of $9.4 million from the end of fiscal 2004. The decrease in cash, restricted cash, and cash equivalents was due primarily to $8.3 million of net cash used for operations, $1.0 million of investments in affiliate and a license fee, and $0.6 million of property, plant and equipment acquisitions. The decreases were net of $0.5 million of positive currency impact.

     Marketable securities were approximately $6.6 million as of November 27, 2004, and as of the end of fiscal 2004.

     Accounts receivables will fluctuate quarter to quarter depending on individual customers’ timing of ship dates, payment terms and cash flow conditions. Accounts receivable decreased $1.8 million from the end of fiscal 2004. The decrease in trade accounts receivable related primarily to the decline in shipments from $26.7 million in the fourth quarter of fiscal 2004 to $19.6 million in the first quarter of fiscal 2005.

     Inventory increased approximately $4.8 million to $32.2 million at November 27, 2004 as compared to $27.4 million at the end of fiscal 2004. The majority of the increase in inventory was in work-in-process inventory related primarily to customer-requested shipment delays and anticipated second quarter shipments. Inventory reserves were $17.8 million at November 27, 2004, and $19.7 million at the end of fiscal 2004. The decrease related primarily to disposals of obsolete PSS product line inventory.

     As of November 27, 2004, our current ratio was 3.5 to 1.0, and working capital was $65.7 million. We did not have any outstanding loans with our affiliates and had no lines of credit or guarantees of affiliates as of November 27, 2004.

     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments due by period
		Less than 1			More than 5
Contractual Obligations:	Total	Year	1-3 years	3-5 years	years
Operating Lease Obligations	$1,593	$806	$590	$197	$—
Purchase Obligations	5,410	5,410	—	—	—
Other Long-Term Liabilities (1)	4,354	1,104	1,250	500	1,500

Total	$11,357	$7,320	$1,840	$697	$1,500

(1)Other long-term liabilities represent payments related to a patent litigation settlement and minimum royalty payments or discounts granted under a license agreement.

     As discussed in Note 5 of the Notes to the Consolidated Condensed Financial Statements and in Part II of this report, we have outstanding litigation regarding the Hsu matter. The total judgment against SSI together with post judgment interest as of November 27, 2004 aggregated approximately $7.8 million. SSI and the individual defendants have filed an appeal on a variety of grounds. In the third quarter of fiscal 2002, we posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, we entered into a letter of credit in the amount of $5.2 million with a surety company. This letter of credit is collateralized with restricted cash of approximately the same amount. As of November 27, 2004, we had guarantees of $288,000 related to auto leases, VAT and payroll requirements in Europe. These guarantees were collateralized with $275,000 of restricted cash. The total balance of restricted cash as of November 27, 2004 was $6.0 million.

     In accordance with our Israel distribution agreement with Metron Technology, if we give notice of a termination other than because of a breach of the agreement by Metron Technology, we are obligated to repurchase spare parts in Metron Technology’s inventory. The balance of spare parts in Metron Technology’s inventory as of November 27, 2004 was approximately $127,000. We believe that our obligation to repurchase this inventory was eliminated when Applied Materials acquired substantially all of the Metron Technology assets on December 14, 2004.

     Acquisitions of property, plant and equipment were $0.6 million in the first quarter of fiscal 2005 and $0.4 million in the first quarter of fiscal 2004. We expect capital expenditures to be less than $1.0 million in the second quarter of fiscal 2005.* Depreciation and amortization for the second quarter of fiscal 2005 is expected to be between approximately $1.3 and $1.5 million.*

     During the first quarter of fiscal 2005, we entered into a non-binding letter of intent to sell our facility in Allen, Texas and sublease back a portion of the space. We expect to close on this transaction in the second quarter of fiscal 2005.* We believe that this facility has a market value of $12 to $15 million,* and we carried the building and property, plant and equipment on the balance sheet at a value of approximately $8.0 million on November 27, 2004.

     At the second quarter expected run rate, we anticipate using between $2.5 and $3.5 million of net cash for operations in the second quarter of fiscal 2005.* The cash usage is expected to be primarily for the purchase of inventory required for the anticipated placement of additional evaluation systems, an increase in accounts receivable from an expected increase in shipments in the second quarter of fiscal 2005 and for working capital and general corporate purposes.* We believe that with existing cash, cash receipts, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet our currently projected working capital requirements, and to meet other cash requirements through at least fiscal 2005.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies particularly those that are complementary to our SC business. We may fund such activities with additional equity or debt financing. The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements.

New Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs.” This statement requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current period charges. In addition, this statement requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred beginning in our first quarter of fiscal 2006. Our management is currently evaluating the impact of this statement.

     In December 2004, the FASB issued SFAS 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95.” This statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. This statement is effective beginning in our first quarter of fiscal 2006. Our management is currently evaluating the impact of this statement.

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

     We, along with others in the semiconductor equipment industry, have recently experienced a downturn in orders for new equipment as well as delays in or cancellations of existing orders. We cannot predict the extent and length of the current softening in the industry. In addition:

•	the semiconductor equipment industry may experience other, possibly more severe and prolonged, downturns in the future;

•	any future recovery of the microelectronics industry may not result in an increased demand by semiconductor manufacturers for capital equipment or our products; and

•	the semiconductor equipment industry may not improve in the near future or at all.

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

     Our stock price has been volatile in the past and may continue to be so in the future. In the first quarter of fiscal 2005, our stock price ranged from $3.86 to $5.56 per share and in fiscal 2004 , our stock price ranged from $4.01 to $9.24 per share.

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

     Because of our ownership position in m•FSI, LTD., adverse results of m•FSI LTD could adversely affect our results.

     The profits or losses of our affiliate, m•FSI LTD., can also significantly affect our financial results. As of November 27, 2004, we had a 49% interest in m•FSI LTD. If this affiliate loses the business of a significant company for which it distributes or sells products, loses a significant customer, or otherwise became less financially viable, it could have a negative effect on our financial condition.

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

     Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region starting in March 2003, we incur labor, service and other expenses in foreign currencies. As of November 27, 2004, we had not entered into any hedging activities and our foreign currency transaction loss for the first quarter of fiscal 2005 was insignificant. We intend to evaluate various hedging activities and other options to minimize fluctuations in interest and currency exchange rates. There is no assurance that we will be successful in minimizing foreign exchange rate risks and such failure may reduce our international sales or negatively impact our operating results.

     Because of the need to meet and comply with numerous foreign regulations and policies, the potential for change in the political and economic environments in foreign jurisdictions and the difficulty of managing business overseas, we may not be able to sustain our historical level of international sales.

     We operate in a global market. In the first quarter of fiscal 2005, approximately 68% of our sales revenue derived from sales outside of the United States. In fiscal 2004, approximately 47% of our sales revenue derived from sales outside the United States. In fiscal 2003, approximately 38% of our sales revenue derived from sales outside the United States. In fiscal 2002, approximately 29% of our sales revenue derived from sales outside the United States. We expect that international sales will continue to represent a significant portion of total sales. Sales to customers outside the United States involve a number of risks, including the following:

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

     If our significant customers, including IBM or Texas Instruments, reduce, delay, or cancel orders, then our operating results could suffer. Our largest customers have changed from year to year, however, sales to our top five customers accounted for approximately 46% of total sales in fiscal 2004, 59% of total revenues in fiscal 2003 and 53% of total revenues in fiscal 2002. Texas Instruments accounted for 16% of total sales in fiscal 2004, 24% of total sales in fiscal 2003 and 29% of total revenues in fiscal 2002. IBM accounted for approximately 14% of total sales in fiscal 2003 and 11% of total revenues in fiscal 2002. We currently have no long-term sales commitments with any of our customers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. As of November 27, 2004, our investments in affiliate included a 49% interest in m•FSI LTD, which operates in Japan. We also own a 12% interest in Nortem N.V. (formerly known as Metron Technology) which operates mainly in Europe, Asia Pacific and the United States. We denominate all U.S. export sales in U.S. dollars. Our investment in Nortem is currently accounted for as marketable securities and is subject to market fluctuations related to the stock price. During the first quarter of fiscal 2005, Nortem’s stock price ranged from $4.25 to $4.51. See Note 1 of the Notes to Consolidated Condensed Financial Statements of this quarterly report for information on the purchase of the assets of Metron Technology by Applied Materials and the anticipated cash distributions to FSI.

     Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region starting in March 2003, we have and will continue to incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* As of November 27, 2004, we had not entered into any hedging activities and our foreign currency transaction loss for the first quarter of fiscal 2005 was insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.

     We do not have significant exposure to changing interest rates as all material outstanding debt was repaid on September 3, 1999. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $328,000 based on cash, restricted cash, cash equivalents and marketable securities balances as of November 27, 2004.

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

     Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied these post-trial motions and there was no reduction in damages against SSI. Hsu was awarded an additional $431,000 for attorneys’ fees and expenses incurred since the judgment was rendered in November 2001. The total judgment against SSI together with post judgment interest and attorneys’ fees as of November 27, 2004 aggregated approximately $7.8 million.

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

     Given the escrowed shares and the additional indemnification by the individual SSI shareholders, along with our litigation reserve, we believe we have adequately provided for this potential liability.* However, there is considerable uncertainty as to the ultimate resolution of this matter and the respective liability, if any, of SSI. We will continue with our appeal process and our defense. The court of appeals has scheduled an oral argument on the appeal on January 25, 2005.

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

     (a) Exhibits

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

DATE: January 6, 2005

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