Form 10-Q
period 2005-02-26
FSI INTERNATIONAL INC
filed 2005-04-06
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2005

or

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

Common Stock, No Par Value – 30,009,000 shares outstanding as of March 31, 2005.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I. Item 1. FINANCIAL STATEMENTS

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
FEBRUARY 26, 2005 AND AUGUST 28, 2004

ASSETS
(unaudited)
(in thousands)

	February 26,	August 28,
	2005	2004
Current assets:
Cash and cash equivalents	$13,783	$10,344
Restricted cash	6,072	6,037
Marketable securities	25,291	25,827
Trade accounts receivable, net of allowance for doubtful accounts of $1,095 and $1,286, respectively	18,829	18,487
Trade accounts receivable from affiliate	906	3,785
Inventories, net	29,458	27,378
Prepaid expenses and other current assets	6,547	5,568

Total current assets	100,886	97,426

Property, plant and equipment, at cost	81,404	96,095
Less accumulated depreciation and amortization	(58,811)	(65,177)

	22,593	30,918

Investment in affiliate	9,096	7,744
Intangibles, net	2,052	2,057
Other assets	1,652	1,652

Total assets	$136,279	$139,797

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
FEBRUARY 26, 2005 AND AUGUST 28, 2004
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	February 26,	August 28,
	2005	2004
Current liabilities:
Trade accounts payable	$4,567	$9,470
Accrued expenses	15,244	15,854
Customer deposits	1,253	255
Deferred profit	3,110	2,358
Deferred profit with affiliate	73	738

Total current liabilities	24,247	28,675

Long-term liabilities	—	750

Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized, none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 30,008 and 29,942 shares, respectively	226,340	226,078
Accumulated deficit	(120,827)	(121,463)
Accumulated other comprehensive income	6,519	5,757

Total stockholders’ equity	112,032	110,372

Total liabilities and stockholders’ equity	$136,279	$139,797

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED FEBRUARY 26, 2005 AND FEBRUARY 28, 2004
(unaudited)
(in thousands, except per share data)

	February 26,	February 28,
	2005	2004
Sales (including sales to affiliate of $406 and $4,254, respectively)	$24,153	$22,265
Cost of sales	13,408	10,954

Gross margin	10,745	11,311

Selling, general and administrative expenses	8,899	11,887
Gain on sale of facility	7,015	—
Research and development expenses	5,444	5,504

Operating income (loss)	3,417	(6,080)

Interest expense	12	8
Interest income	116	76
Other income, net	30	41

Income (loss) before income taxes	3,551	(5,971)

Income taxes	12	12

Income (loss) before equity in earnings (loss) of affiliate	3,539	(5,983)

Equity in earnings (loss) of affiliate	372	(94)

Net income (loss)	$3,911	$(6,077)

Net income (loss) per common share
basic	$0.13	$(0.20)
diluted	$0.13	$(0.20)

Weighted average common shares	29,985	29,734
Weighted average common and potential common shares	30,253	29,734

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED FEBRUARY 26, 2005 AND FEBRUARY 28, 2004
(unaudited)
(in thousands, except per share data)

	February 26,	February 28,
	2005	2004
Sales (including sales to affiliate of $2,202 and $5,577, respectively)	$43,598	$44,756
Cost of sales	22,445	22,950

Gross margin	21,153	21,806

Selling, general and administrative expenses	17,364	20,194
Gain on sale of facility	7,015	—
Research and development expenses	10,867	11,044

Operating loss	(63)	(9,432)

Interest expense	27	21
Interest income	241	156
Other income, net	79	2,040

Income (loss) before income taxes	230	(7,257)

Income taxes	25	25

Income (loss) before equity in earnings of affiliate	205	(7,282)

Equity in earnings of affiliate	430	190

Net income (loss)	$635	$(7,092)

Net income (loss) per common share
basic	$0.02	$(0.24)
diluted	$0.02	$(0.24)

Weighted average common shares	29,964	29,696
Weighted average common and potential common shares	30,248	29,696

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 26, 2005 AND FEBRUARY 28, 2004
(unaudited)
(in thousands)

	February 26,	February 28,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$635	$(7,092)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of facility	(7,015)	—
Gain on marketable securities	—	(1,972)
Patent infringement settlement costs	—	3,400
Depreciation	1,944	3,023
Amortization	514	1,132
Provision for allowance for doubtful accounts	(50)	200
Write-off of accounts receivable	(141)	(109)
Equity in earnings of affiliate	(430)	(190)
Loss on disposal of equipment	1	9
Changes in operating assets and liabilities:
Trade accounts receivable	2,728	(7,676)
Inventories	(2,080)	(1,802)
Prepaid expenses and other current assets	(978)	(346)
Trade accounts payable	(4,950)	3,661
Accrued expenses	(1,217)	(781)
Customer deposits	998	—
Deferred profit	88	3,411

Net cash used in operating activities	(9,953)	(5,132)

INVESTING ACTIVITIES:
Capital expenditures	(1,106)	(589)
Purchases of marketable securities	(147,110)	(166,559)
Sales of marketable securities	147,870	176,889
Investment in license fee	(510)	—
Investment in affiliate	(490)	—
Proceeds from sale of property	14,405	—
Decrease in other assets	—	182

Net cash provided by investing activities	13,059	9,923

FINANCING ACTIVITIES:
Increase in restricted cash	(34)	(2,667)
Net proceeds from issuance of common stock	262	647

Net cash provided by (used in) financing activities	228	(2,020)

Effect of exchange rate changes on cash	105	254

Increase in cash and cash equivalents	3,439	3,025

Cash and cash equivalents at beginning of period	10,344	8,241

Cash and cash equivalents at end of period	$13,783	$11,266

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

     The Company announced the winding down of its Microlithography business in March 2003 and transitioned the Microlithography business to a POLARIS® Systems and Services product line to focus on supporting the more than 300 installed POLARIS® Systems.

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

     Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. If the Company’s equipment sales involve sales to its existing customers who have previously accepted the same type(s) of equipment with the same type(s) of specifications, the Company accounts for the product sale as a multiple element arrangement. The Company recognizes the equipment revenue upon shipment and transfer of title. The other elements may include installation and training. Equipment installation revenue is valued based on estimated service person hours to complete installation and published or quoted service labor rates and is recognized when the labor has been completed. Training revenue is valued based on published training class prices or quoted rates and is recognized when the customers complete the training classes or when a customer-specific training period has expired. The published or quoted service labor rates and training class prices are rates actually charged and billed to the Company’s customers.

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

     Other Comprehensive Income (Loss)

     Other comprehensive income (loss) pertains to revenues, expenses, gains and losses that are not included in net income (loss), but rather are recorded directly in stockholders’ equity. For the second quarters and first six months of fiscal 2005 and 2004, other comprehensive income (loss) consisted of foreign currency translation adjustments and unrealized holding gains on investments.

     Cash and Cash Equivalents

     All highly liquid investments purchased with an original effective maturity of three months or less are considered to be cash equivalents.

     Marketable Securities

     The Company classifies its marketable equity securities as available-for-sale and carries these securities at amounts that approximate fair market value. At February 26, 2005, the Company began to classify its investment in auction-rate securities as marketable securities. Previously, these investments were included in cash and cash equivalents and totaled $18.4 million as of February 26, 2005 and $19.2 million at the end of fiscal 2004. Such amounts have been reclassified in the consolidated financial statements presented. This change in classification has no effect on the amounts of total current assets, total assets, net income, or cash flows from operations of the Company.

     Upon completion of the termination of the distribution agreements with Metron Technology in fiscal 2003, the Company’s ownership in Metron Technology was reduced from approximately 21% to 17%. As a result, the Company began to account for its investment in Metron Technology as a marketable equity security available-for-sale and carried the investment at fair market value per the closing price of Metron Technology’s stock as reported on the NASDAQ.

     On August 16, 2004, Metron Technology entered into a Stock and Asset Purchase Agreement (“Purchase Agreement”) with Applied Materials, Inc. (“Applied”). On December 14, 2004, Applied, pursuant to the Purchase Agreement, acquired the worldwide operating subsidiaries and business of Metron Technology. Applied paid approximately $84,567,000 in cash to Metron Technology upon closing on December 14, 2004. In connection with the consummation of the asset sale to Applied, Metron Technology changed its name to Nortem N.V. (“Nortem”) and began the liquidation process. According to Nortem, shareholders of Nortem will receive two or more liquidating distributions. The aggregate amount of the distributions is expected to be in the range of approximately $4.76 to $4.84 per share (depending on the tax attributes of the shareholders). The initial distribution was made on March 14, 2005 and the final cash distribution would be made when all liabilities of Nortem have been satisfied, which is currently expected to be within six months following the closing. The initial distribution was $3.75 per share. The Company received $5.6 million and expects to record a gain of $4.2 million in the third quarter of fiscal 2005. Nortem anticipates the final distribution to be in the range of $1.01 to $1.09 and the Company anticipates recording any remaining gain upon receiving the final distribution. The amount and timing of the final distribution is dependent upon a variety of factors, including the timing of winding up Nortem’s business and dissolving, and the costs, expenses and time involved in satisfying Nortem’s current liabilities and obligations and those incurred by Nortem following the closing of the asset sale. In connection with the final cash distribution to its shareholders, Nortem also expects to conclude its business and be dissolved and liquidated. As of February 26, 2005, the Company owned approximately 1.5 million shares of Nortem. As of February 26, 2005, the fair market value of the Company’s investment in Nortem was $6,871,000, including unrealized holding gains of $5,468,000. Nortem was delisted from the NASDAQ on April 5, 2005.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

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

     Inventories

     Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market value. The Company records reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these reserves are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives, forecasted sales demand and recoverability.

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

     The Company amortizes intangible assets on a straight-line basis over their estimated economic lives which range from two to nine years. The estimated aggregate amortization of intangible assets for the next five years is: $269,000 in the last six months of fiscal 2005; $538,000 in fiscal 2006; $537,000 in fiscal 2007; $537,000 in fiscal 2008, $163,000 in fiscal 2009 and $8,000 in the first quarter of fiscal 2010.

     During the first quarter of fiscal 2005, the Company entered into a license agreement with its affiliate, m•FSI LTD (“m•FSI”). The corresponding license fee of $510,000 was recorded as an intangible asset and is being amortized over five years.

     If the Company determines that the carrying value of intangibles and long-lived assets may not be recoverable, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $35.4 million as of February 26, 2005.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

     The Company has no intangible assets with indefinite useful lives. Intangible assets as of February 26, 2005 and August 28, 2004 consisted of the following (in thousands):

	February 26, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$4,285	$2,700	$1,585
License fees	510	43	467

	$4,795	$2,743	$2,052

	August 28, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$9,150	$8,896	$254
Patents	4,285	2,482	1,803

	$13,435	$11,378	$2,057

     The Company will review intangible assets for impairment whenever events or change in circumstances indicates that the carrying value may not be recoverable.

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

     Investment in Affiliate

     The Company’s investment in affiliate consists of a 49% interest in m•FSI. This investment is accounted for by the equity method utilizing a two-month lag due to the affiliate’s year end.

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

     Warranty provisions, claims and changes in estimates for the quarters and six months ended February 26, 2005 and February 28, 2004 are as follows (in thousands):

	Quarters Ended		Six Months Ended
	February 26,	February 28,	February 26,	February 28,
	2005	2004	2005	2004
Beginning balance	$4,291	$5,122	$4,575	$5,201
Warranty provisions	379	264	582	504
Less warranty claims	(89)	(259)	(190)	(578)
Change in estimate	(125)	(333)	(511)	(333)

Ending balance	$4,456	$4,794	$4,456	$4,794

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

     Net Income (Loss) Per Common Share

     Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average number of common stock outstanding assuming the conversion of potential dilutive common shares. The dilutive effect of common shares excludes all options for which the exercise price was higher than the average market price for the period. Diluted net loss per share does not include the effect of potential dilutive common shares as their inclusion would be antidilutive. The number of shares excluded from the computation of net income per share was 3,684,000 for the second quarter of fiscal 2005 and 3,668,000 for the first six months of fiscal 2005. The number of shares excluded from the computation of net loss per share was 3,965,000 for the second quarter and for the first six months of fiscal 2004.

     Derivative Instruments and Hedging Activities

     The Company does not use derivative financial instruments for trading or speculative purposes. The Company did not engage in any hedging activities during the first six months of fiscal 2005 or the first six months of fiscal 2004.

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

     The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company recognized no compensation expense in the first six months of fiscal 2005 or the first six months of fiscal 2004 under APB No. 25.

     If the Company had elected to recognize compensation cost for the stock option plan and employee stock purchase plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net loss and net loss per common share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Quarters Ended		Six Months Ended
	February 26,	February 28,	February 26,	February 28,
	2005	2004	2005	2004
Net income (loss) as reported	$3,911	($6,077)	$635	($7,092)
Add: stock-based employee compensation expense recognized in statement of operations	—	—	—	—
Less: Stock-based employee compensation expense determined under fair value based method	(802)	(950)	(1,481)	(1,785)

Pro forma net income (loss)	$3,109	$(7,027)	$(846)	$(8,877)

Net income (loss) per share
Basic – as reported	$0.13	$(0.20)	$0.02	$(0.24)
Basic – pro forma	$0.10	$(0.24)	$(0.03)	$(0.30)
Diluted – as reported	$0.13	$(0.20)	$0.02	$(0.24)
Diluted – pro forma	$0.10	$(0.24)	$(0.03)	$(0.30)

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

     The fair value of stock options used to compute pro forma net income (loss) and net income (loss) per common share disclosures is the estimated value at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Quarters Ended		Six Months Ended
	February 26,	February 28,	February 26,	February 28,
	2005	2004	2005	2004
Stock Options:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	70.4%	72.0%	70.9%	72.4%
Risk-free interest rate	3.7%	3.1%	3.5%	3.2%
Expected life (in years)	5.6	5.0	5.4	5.0

ESPP:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	70.4%	72.0%	70.9%	72.4%
Risk-free interest rate	2.6%	1.0%	2.6%	1.0%
Expected life (in years)	0.5	0.5	0.5	0.5

     The weighted average grant date fair value, based on the Black-Scholes option pricing model, for options granted in the second quarter and first six months of fiscal 2005 was $2.59 per share, for options granted in the second quarter of fiscal 2004 was $4.57 per share, and for options granted in the first six months of fiscal 2004 was $4.55 per share.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95.” This statement requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. This statement is effective beginning in the Company’s first quarter of fiscal 2006. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found under the heading, “Employee Stock Plans” above. The ultimate amount of increased compensation expense will be dependent on whether the Company adopts SFAS 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors.

     On March 25, 2005, the Compensation Committee of the board of directors of the Company approved the accelerated vesting of all unvested options that have an exercise price of $4.06 or greater held by current employees and officers as of March 25, 2005. The accelerated vesting affected options with respect to approximately 857,000 shares of the Company’s common stock. The Company believes that accelerating the vesting of the identified stock options will reduce the Company’s compensation charge in periods subsequent to August 27, 2005.

     New Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs.” This statement requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current period charges. In addition, this statement requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred beginning in the Company’s first quarter of fiscal 2006. The implementation of this statement is not expected to have a material impact on the Company’s financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(2) Sale of the Allen, Texas facility

     The Company sold its 162,000 square foot Allen, Texas facility in February 2005 and received approximately $14.4 million in net cash proceeds from the sale. The building and property, plant and equipment sold was carried on the Company’s balance sheet at approximately $7.5 million as of the close of the sale. The Company retained ownership of approximately four acres of land adjacent to the Allen site. The Company recorded a gain of $7.0 million on the sale. In the second quarter of fiscal 2003, when the Company decided to exit the resist processing market, an impairment charge of $7.0 million was recorded against the property, plant and equipment. The charge was based on management’s estimate of the fair market value of the assets at that time.

     Concurrent with the sale, the Company entered into a sublease of approximately 40,000 square feet of space in the facility. As the leaseback was considered minor, the entire gain of approximately $7.0 million was recognized upon the close of the sale. The lease ends on August 31, 2005, however, the Company has an option to extend the sublease term for two periods of 12 months each, by giving not less than 90 days prior written notice.

(3) Inventories, net

     Inventories, net are summarized as follows (in thousands):

	February 26,	August 28,
	2005	2004
Finished products	$3,846	$5,621
Work-in-process	12,114	10,807
Subassemblies	977	797
Raw materials and purchased parts	12,521	10,153

	$29,458	$27,378

(4) Accrued expenses

     Accrued expenses are summarized as follows (in thousands):

	February 26,	August 28,
	2005	2004
Commissions	$236	$214
Salaries and benefits	2,608	2,558
Product warranty	4,456	4,575
Professional fees	3,666	3,648
Patent litigation	750	750
Income taxes	1,296	1,276
Other	2,232	2,833

	$15,244	$15,854

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(5) Supplementary cash flow information

     The following summarizes supplementary cash flow items (in thousands):

	Six Months Ended
	February 26,	February 28,
	2005	2004
Interest paid, net	$27	$21

Income taxes received, net	$5	—

(6) Comprehensive income

     Other comprehensive income pertains to revenues, expenses, gains and losses that are not included in the net income (loss) but rather are recorded directly in stockholders’ equity. For the quarters and six months ended February 26, 2005 and February 28, 2004, other comprehensive income consisted of the foreign currency translation adjustment and unrealized holding gains in investments and amounted to (in thousands):

	February 26,	February 28,
	2005	2004
For the Quarters Ended

Net income (loss)	$3,911	($6,077)
Items of other comprehensive income (loss) -
Foreign currency translation	240	215
Unrealized holding gains (losses) on investments	161	(2,275)

Comprehensive income (loss)	$4,312	($8,137)

For the Six Months Ended

Net income (loss)	$635	($7,092)
Items of other comprehensive income (loss) -
Foreign currency translation	225	963
Unrealized holding gains (losses) on investments	537	(3,140)

Comprehensive income (loss)	$1,397	($9,269)

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(7) Segment and geographic information

     Segment information

     The Company has two product lines, Surface Conditioning (“SC”) and POLARIS® Systems and Services (“PSS”). Historically, the Company provided segment information. With the wind down of the Microlithography business which began in fiscal 2003, the Company has integrated the operations of its product lines.

     In accordance with SFAS No. 131 (“SFAS 131”), “Disclosures About Segments of an Enterprise and Related Information,” the Company’s chief operating decision-maker has been identified as the President and Chief Executive Officer. Due to the level of integration of the two product lines, the Company’s chief operating decision-maker reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. The two product lines are a part of one segment for the manufacture, marketing and servicing of equipment for the microelectronics industry.

     Geographic information

     Net sales to external customers by geography are as follows (in thousands):

	Quarters Ended		Six Months Ended
	February 26,	February 28,	February 26,	February 28,
	2005	2004	2005	2004
Asia	$10,513	$4,257	$14,096	$6,277
Europe	7,075	4,354	16,749	10,424
Other International	28	8	34	34
United States	6,537	13,646	12,719	28,021

Net sales	$24,153	$22,265	$43,598	$44,756

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

     In proceedings subsequent to the trial, the Court determined that the plaintiffs were entitled to an award against SSI of prejudgment interest on the breach of contract damages (approximately $2.4 million) at 10 percent per annum from October 1996. In addition, the Court awarded plaintiffs approximately $127,000 in costs and approximately $1.8 million in attorneys’ fees against SSI and the individual defendants. On November 16, 2001, the court signed its final judgment reflecting the jury’s awards, interest, attorneys’ fees and costs assessed against each of the defendants.

     Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied these post-trial motions and there was no reduction in damages against SSI. Mr. Hsu was awarded an additional $431,000 for attorneys’ fees and expenses incurred since the judgment was rendered in November 2001.

     SSI and the individual defendants filed an appeal on a variety of grounds, and the Company posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, the Company entered into a letter of credit in the amount of $5.2 million with a surety company. This letter of credit is collateralized with restricted cash of the same amount.

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

     In February 2005, the Court of Appeal upheld the damage awarded to Mr. Hsu. The total judgment against SSI together with post judgment interest and attorneys’ fees as of February 26, 2005 aggregated approximately $7.9 million. Since the 1996 acquisition of SSI was originally accounted for as a pooling of interest, the former SSI shareholders will return the 250,000 shares of FSI common stock in escrow and the Company will retire the stock at a value of $12.125 per share, the per-share price of the Company’s common stock at the time of the acquisition. As a result, the Company recorded a $0.3 million charge in the second quarter of fiscal 2005. Given the additional indemnification by the individual SSI shareholders, the Company expects to use $6.3 million in cash to satisfy the judgment in the third quarter of fiscal 2005.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

     The Company has made payments of $3.2 million as of February 26, 2005 and will make the final payment of $750,000 in the second quarter of fiscal 2006. As a result, the Company recorded a $3.4 million charge to operations in its second quarter of fiscal 2004. The Company had previously recorded a $0.6 million charge to operations associated with this litigation.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this report, except for the historical information, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include, but are not limited to, the amount and timing of distributions expected from Nortem N.V.; and the anticipated gain on the final Nortem N.V. distributions; the expected cash required to satisfy the Semiconductor Systems, Inc. litigation judgment; changes in industry conditions; order delays or cancellations; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the transition to 300mm products; the level of new orders; the timing and success of current and future product and process development programs; the success of our affiliated distributor; the success of our direct distribution organization; and the potential impairment of long-lived assets; as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors included in this report. Readers also are cautioned not to place undue reliance on these forward-looking statements, as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.

     This discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and footnotes thereto appearing elsewhere in this report.

Industry

     The microelectronics industry is cyclical in nature. Our business depends on the level of capital expenditures of manufacturers of microelectronics. The amounts they spend on capital equipment depend on the existing and expected demand for semiconductor devices and products that use semiconductor devices. When a downturn occurs, some semiconductor manufacturers experience lower demand and increased pricing pressure for their products. As a result, they are likely to purchase less semiconductor processing equipment and have sometimes delayed making decisions to purchase capital equipment. In some cases, semiconductor manufacturers have canceled or delayed orders for our products. Typically, the semiconductor equipment industry has experienced more pronounced decreases in net sales than the semiconductor industry as a whole.

     Industry conditions remained soft during the second quarter, even though semiconductor manufacturers have for the most part managed through the inventory build-up that occurred during the summer and fall of 2004. According to VLSI Research, Inc., semiconductor manufacturers’ factory utilization rates remain well below the historical 85 percent capital reinvestment level. However, certain device manufacturers are incrementally adding capacity to meet their anticipated 2005 demand. Others are adding capacity in conjunction with entering new markets.

     Keeping in mind that wafer fabrication equipment demand grew by more than 60 percent in calendar 2004, industry analysts are forecasting equipment demand in calendar 2005 to be down from the prior year level.*

     We believe that as the global economic conditions improve in 2005, the top semiconductor suppliers in the world will continue to add advanced 300mm capacity in an effort to reduce their per device manufacturing costs and meet leading edge device demand.*

     We are currently placing demonstration tools at several customer locations. One of our strategic goals is to transition these demonstration orders to high volume manufacturing orders.

Application of Critical Accounting Policies and Estimates

     In accordance with Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

     Our critical accounting policies and estimates are as follows:

•	revenue recognition;

•	valuation of long-lived and intangible assets; and

•	estimation of valuation allowances and accrued liabilities, specifically product warranty, inventory reserves and allowance for doubtful accounts.

Revenue Recognition

     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. If our equipment sales involve sales to our existing customers who have previously accepted the same type(s) of equipment with the same type(s) of specifications, we account for the product sales as a multiple element arrangement. We recognize the equipment revenue upon shipment and transfer of title. The other multiple elements also include installation and training. Equipment installation revenue is valued based on estimated service person hours to complete installation and published or quoted service labor rates and is recognized when the labor has been completed. Training revenue is valued based on published training class prices or quoted rates and is recognized when the customers complete the training classes or when a customer-specific training period has expired. The published or quoted service labor rates and training class prices are rates actually charged and billed to our customers.

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

Valuation of Long-Lived and Intangible Assets

     We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

     If we determine that the carrying value of intangibles and long-lived assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $35.4 million as of February 26, 2005.

     Intangible assets were reviewed for impairment as of August 28, 2004, and were deemed not impaired. We will continue to review intangible assets for impairment whenever events or changes in circumstance indicate that the carrying value may not be recoverable.

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

Allowance for Doubtful Accounts Estimation

     Management must make estimates of the uncollectibility of our accounts receivable. The most significant risk is the risk of sudden unexpected deterioration in financial condition of a significant customer who is not considered in the allowance. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Results could be materially impacted if the financial condition of a significant customer deteriorated and related accounts receivable are deemed uncollectible. Accounts receivable are charged off after management determines that they are uncollectible.

SECOND QUARTER AND FIRST HALF OF FISCAL 2005 COMPARED WITH SECOND QUARTER AND FIRST HALF OF FISCAL 2004

The Company

     The following table sets forth on a consolidated basis, for the fiscal periods indicated, certain income and expense items as a percent of total sales.

	Percent of Sales		Percent of Sales
	Quarter Ended		Six Months Ended
	February 26,	February 28,	February 26,	February 28,
	2005	2004	2005	2004
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.5	49.2	51.5	51.3

Gross margin	44.5	50.8	48.5	48.7
Selling, general and administrative	36.8	53.4	39.8	45.1
Gain on sale of facility	29.0	—	16.1	—
Research and development	22.5	24.7	24.9	24.7

Operating income (loss)	14.2	(27.3)	(0.1)	(21.1)
Other income, net	0.5	0.5	0.6	4.9

Income (loss) before income taxes	14.7	(26.8)	0.5	(16.2)
Income taxes	—	0.1	0.1	0.1
Equity in earnings (loss) of affiliate	1.5	(0.4)	1.0	0.4

Net income (loss)	16.2%	(27.3)%	1.4%	(15.9)%

Sales Revenue and Shipments

     Sales revenue increased to $24.2 million for the second quarter of fiscal 2005, as compared to $22.3 million for the second quarter of fiscal 2004. The increase was due to sales revenue increases for Surface Conditioning (“SC”) products from $9.9 million in the second quarter of fiscal 2004 to $20.5 million in the second quarter of fiscal 2005, partially offset by sales revenue decreases for POLARIS® Systems and Services (“PSS”) products from $12.4 million in the second quarter of fiscal 2004 to $3.7 million in the second quarter of fiscal 2005. The increases for SC products were primarily due to international sales in Asia related to multiple unit orders. The decreases for PSS products were primarily in domestic sales related to the fiscal 2003 decision to exit the resist processing market for new equipment. Sales revenue decreased to $43.6 million for the first half of fiscal 2005, as compared to $44.8 million for the first half of fiscal 2004. The decrease was due to sales revenue decreases for PSS products from $22.3 million in the first half of fiscal 2004 to $5.8 million in the first half of fiscal 2005, partially offset by sales revenue increases for SC products from $22.5 million in the first half of fiscal 2004 to $37.8 million in the first half of fiscal 2005. The increase in SC products sales revenue in the first half of fiscal 2005 was primarily due to an increase in international sales related to multiple unit orders in Europe and Asia.

     Shipments in the second quarter of fiscal 2005 decreased to $24.0 million from $27.1 million for the second quarter of fiscal 2004. PSS product shipments decreased to $3.5 million in the second quarter of fiscal 2005 from $11.3 million in the second quarter of fiscal 2004, and SC product shipments increased to $20.5 million in the second quarter of fiscal 2005 from $15.8 million in the second quarter of fiscal 2004. Shipments in the first half of fiscal 2005 decreased to $43.6 million from $47.6 million in the first half of fiscal 2004. PSS product shipments decreased to $5.8 million in the first half of fiscal 2005 from $19.0 million in the first half of fiscal 2004, and SC product shipments increased to $37.8 million in the first half of fiscal 2005 from $28.6 million in the first half of fiscal 2004.

     Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance, therefore depending on timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or, due to timing of acceptance, sales revenue may exceed shipments.

     International sales revenue was $17.6 million, representing 73% of total sales revenue, during the second quarter of fiscal 2005 and $8.6 million, representing 39% of total sales revenue, during the second quarter of fiscal 2004. International sales revenue was $30.9 million, representing 71% of total sales revenue, during the first half of fiscal 2005 and $16.7 million, representing 37% of total sales revenue, during the first half of fiscal 2004. The increases in the fiscal 2005 periods related primarily to SC sales in Europe and Asia.

     Deferred revenue was approximately $6.8 million as of February 26, 2005 and as of the end of fiscal 2004. Deferred profit was $3.2 million as of February 26, 2005 as compared to $3.1 million as of the end of fiscal 2004, as reported on the consolidated balance sheet, which reflects deferred revenue less deferred cost of goods sold.

     We currently expect third quarter revenues to be between $20 and $23 million.* A portion of this expected revenue is subject to us receiving purchase orders or obtaining timely acceptance from our customers, including gaining acceptance for several evaluation systems that are now being qualified by customers. Also, in the existing industry environment, customers could request delivery delays or cancel orders. We anticipate weak industry conditions to continue to impact our revenues at least through the third quarter of fiscal 2005.*

Gross Margin

     Our gross profit margin fluctuates due to a number of factors, including the mix of products sold, as spare parts and service revenues generally have higher margins; the proportion of international sales, as international sales generally have lower margins due to pricing pressures; and utilization of manufacturing capacity.

     Gross margin as a percentage of sales for the second quarter of fiscal 2005 was 44.5% as compared to 50.8% for the second quarter of fiscal 2004. Gross margin as a percentage of sales for the first half of fiscal 2005 was 48.5% as compared to 48.7% for the first half of fiscal 2004. The decrease in margins in the second quarter of fiscal 2005 was due primarily to product mix as upgrades, spares and service revenue, which generally have higher margins than equipment, represented a lower percentage of total sales. In addition, the decrease in margins in the second quarter of fiscal 2005 also related to an increase in sales in Asia as margins are generally lower in this region due to pricing pressures. In the second quarter of fiscal 2005, we gained acceptance from an Asian customer for a system that was placed at the customer, at a discount, for evaluation. During the second quarter and first half of fiscal 2005, we had $0.5 million of sales of PSS inventory that had previously been written down to zero. This was related to the unanticipated sale of a demonstration tool. Our gross margin as a percentage of sales would have been 40.5% in the second quarter of fiscal 2005 and 46.3% in the first half of fiscal 2005 if we had included the original cost of the PSS inventory that had been written down to zero. Gross margin, including the original cost of the PSS inventory that was originally written down to zero, is not calculated in accordance with generally accepted accounting principles (“GAAP”). Our management believes that the presentation of gross margin including the original cost of the PSS inventory that had been written down to zero provides a useful analysis of our ongoing operating trends and helps investors compare our operating performance period over period.

     The following is a reconciliation of our second quarter and first half of fiscal 2005 gross margins calculated in accordance with GAAP to our second quarter and first half of fiscal 2004 gross margins including the original cost of PSS inventory that had previously been written down to zero (in thousands):

	Second quarter				Second quarter
	ended				ended
	February 26, 2005	% of			February 26, 2005	% of
	(GAAP)	Sales	Adjustment		(Non-GAAP)	Sales
Sales	$24,153				$24,153
Cost of sales	13,408		$967	(1)	14,375

Gross margin	$10,745	44.5%			$9,778	40.5%

	Six months				Six months
	ended				ended
	February 26, 2005	% of			February 26, 2005	% of
	(GAAP)	Sales	Adjustment		(Non-GAAP)	Sales
Sales	$43,598				$43,598
Cost of sales	22,445		$967	(1)	23,412

Gross margin	$21,153	48.5%			$20,186	46.3%

(1) Original cost of PSS inventory that had previously been written down to zero.

     During the second quarter of fiscal 2004, we had sales of PSS inventory with an original cost of $139,000 that had previously been written down to zero. During the first half of fiscal 2004, we had sales of PSS inventory with an original cost of $1.384 million that had previously been written down to zero. This was primarily due to sales revenues generated from unanticipated sales of PSS spare parts and upgrades. Our gross margin as a percentage of sales in the second quarter of fiscal 2004 would have been 50.2% if we included the original cost of the PSS inventory that had been written down to zero. Our gross margin as a percentage of sales in the first half of fiscal 2004 would have been 45.6% if we included the original cost of the PSS inventory that had been written down to zero.

     The following is a reconciliation of our second quarter and first half of fiscal 2004 gross margins calculated in accordance with GAAP to our second quarter and first half of fiscal 2004 gross margins including the original cost of PSS inventory that had previously been written down to zero (in thousands):

	Second Quarter				Second Quarter
	ended				ended
	February 28, 2004	% of			February 28, 2004	% of
	(GAAP)	Sales	Adjustment		(Non-GAAP)	Sales
Sales	$22,265				$22,265
Cost of sales	10,954		139	(1)	11,093

Gross margin	$11,311	50.8%			$11,172	50.2%

	Six Months				Six Months
	ended				ended
	February 28, 2004	% of			February 28, 2004	% of
	(GAAP)	Sales	Adjustment		(Non-GAAP)	Sales
Sales	$44,756				$44,756
Cost of sales	22,950		1,384	(1)	24,334

Gross margin	$21,806	48.7%			$20,422	45.6%

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

     Gross margins for the third quarter of fiscal 2005 are expected to be in the same range as the second quarter at 43% to 45% of revenues.* The expected regional sales mix, product mix and capacity utilization are impacting our ability to achieve our 50% gross margin goal.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased to $8.9 million in the second quarter of fiscal 2005 as compared to $11.9 million for the second quarter of fiscal 2004. Selling, general and administrative expenses were $17.4 million for the first half of fiscal 2005 as compared to $20.2 million for the same period in fiscal 2004. The decrease in selling, general and administrative expense in the second quarter and first half of fiscal 2005 related primarily to $3.4 million of expense incurred to settle the patent infringement litigation in the second quarter of fiscal 2004.

     Based upon our current operations, we expect selling, general and administrative expenses in the third quarter of fiscal 2005 to be in the range of $8.7 to $9.0 million as we continue to focus on supporting product evaluations in process at our customers’ facilities.*

Gain on Sale of Facility

     We sold our facility in Allen, Texas in the second quarter of fiscal 2005 and received $14.4 million in net cash proceeds from the sale. The building and property, plant and equipment sold were carried on our balance sheet at approximately $7.5 million at the close of the sale. We recorded a gain of $7.0 million on the sale in the second quarter of fiscal 2005.

Research and Development Expenses

     Research and development expenses were $5.4 million for the second quarter of fiscal 2005 as compared to $5.5 million for the same period in fiscal 2004. Research and development expenses were $10.9 million for the first half of fiscal 2005 as compared to $11.0 million for the same period in fiscal 2004. The majority of our research and development investment is focused on expanding the applications capabilities of our products, supporting customer evaluations and expanding our product portfolio.

     Based upon our current operations, and the engineering resources required to support evaluation tool placements and new product and process development initiatives, research and development expenses for the third quarter of fiscal 2005 are expected to be in the range of $5.4 to $5.6 million.*

Other Income, Net

     Other income, net was approximately $134,000 of income for the second quarter of fiscal 2005 and $293,000 of income for the first half of fiscal 2005 as compared to $109,000 of income for the second quarter of fiscal 2004 and $2.2 million of income for the first half of fiscal 2004. In the first quarter of fiscal 2004, we recorded a $2.0 million gain on the sale of approximately 627,000 shares of Metron Technology common stock.

     Other income, net for the third quarter of fiscal 2005 is expected to be between $4.1 and $4.3 million, given our current cash position, the anticipated interest rates and the expected $4.2 million gain related to the initial distribution from Nortem which occurred on March 14, 2005.* See Note 1 of the Notes to the Consolidated Financial Statements of this quarterly report for further discussion of the expected gain.

Income Taxes

     Our deferred tax assets on the balance sheet as of February 26, 2005 have been fully reserved with a valuation allowance. We do not expect to significantly reduce our valuation allowance until we are consistently profitable on a quarterly basis.*

     We have net operating loss carryforwards for federal income tax purposes of approximately $137.5 million, which will begin to expire in fiscal 2011 through fiscal 2023 if not utilized. Of this amount, approximately $15 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year.

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

Equity in Earnings (Loss) of Affiliate

     The equity in earnings (loss) of affiliate was approximately $372,000 of income for the second quarter of fiscal 2005, compared to approximately $94,000 of loss for the second quarter of fiscal 2004. The equity in earnings (loss) of affiliate was approximately $430,000 of income for the first half of fiscal 2005, compared to $190,000 of income for the first half of fiscal 2004. The improved results related primarily to an increase in m•FSI LTD revenues in the second quarter and first six months of fiscal 2005 as compared to the second quarter and first six months of fiscal 2004.

     We expect to report equity in earnings of affiliate of between $200,000 and $300,000 in the third quarter of fiscal 2005.*

Net Income

     Assuming that we can achieve the expected revenues, gross margin, operating expenses and gain on the Nortem initial distribution, we expect to record a net loss of $1 to $2 million in the third quarter of fiscal 2005.*

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, restricted cash, cash equivalents and marketable securities were approximately $45.1 million as of February 26, 2005, an increase of $2.9 million from the end of fiscal 2004. The increase in cash, restricted cash, cash equivalents and marketable securities was due primarily to $14.4 million in proceeds from the sale of the facility in Allen, Texas in February 2005. The increases were partially offset by $10.0 million in cash used in operations, $1.1 million in capital expenditures and $1.0 million of investments in affiliate and a license fee.

     Accounts receivable decreased $2.5 million from the end of fiscal 2004. The decrease in trade accounts receivable related primarily to a decrease in shipments from $26.7 million in the fourth quarter of fiscal 2004 to $24.0 million in the second quarter of fiscal 2005.

     Inventory increased approximately $2.1 million to $29.5 million at February 26, 2005, as compared to $27.4 million at the end of fiscal 2004. The increase in inventory was primarily in raw materials due to the timing of receiving customer orders, anticipated customer orders and the timing of inventory receipts. Inventory reserves were $16.1 million at February 26, 2005 as compared to reserves of $19.7 million at the end of fiscal 2004.

     Trade accounts payable decreased approximately $4.9 million to $4.6 million as of February 26, 2005, as compared to $9.5 million at the end of fiscal 2004. The decrease in trade accounts payable related primarily to the timing of inventory receipts and the timing of payments.

     Deferred profit was $3.2 million as of February 26, 2005 as compared to $3.1 million as of the end of fiscal 2004.

     As of February 26, 2005, our current ratio was 4.2 to 1.0, and working capital was $76.6 million. We did not have any outstanding loans with our affiliate and had no lines of credit or guarantees of affiliate as of February 26, 2005.

     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments due by period
		Less than 1			More than 5
	Total	Year	1-3 years	3-5 years	years
Contractual Obligations:
Operating lease obligations	$1,410	$866	$485	$59	$—
Purchase obligations	4,192	4,192	—	—	—
Other long-term liabilities (1)	9,653	7,278	500	500	1,375

Total	$15,255	$12,336	$985	$559	$1,375

(1)	Other long-term liabilities represent payments related to litigation settlements and minimum royalty payments or discounts granted under a license agreement.

     As previously discussed, we have outstanding litigation regarding the Hsu matter. The total judgment against SSI, together with post judgment interest as of February 26, 2005, aggregated approximately $7.9 million. In the third quarter of fiscal 2002, we posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, we entered into a letter of credit in the amount of $5.3 million with a surety company. This letter of credit is collateralized with restricted cash of a similar amount. As of February 26, 2005, we had guarantees of $288,000 related to auto leases, VAT and payroll requirements in Europe. These guarantees were collateralized with $277,000 of restricted cash. The total balance of restricted cash as of February 26, 2005 was $6.1 million.

     Capital expenditures were $1.1 million in the first half of fiscal 2005 and $589,000 in the first half of fiscal 2004. We expect capital expenditures, consisting of primarily lab equipment and improvements to operations infrastructure, to be less than $1.0 million in the third quarter of fiscal 2005.* Depreciation and amortization for the third quarter of fiscal 2005 is expected to be between approximately $1.0 and $1.3 million.*

     We anticipate using between $7.5 and $8.5 million of net cash for operations in the third quarter of fiscal 2005.* Approximately $6.3 million of the cash will be used to satisfy the Hsu litigation judgment.* We believe that with existing cash, cash receipts, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet our currently projected working capital requirements, and to meet other cash requirements through fiscal 2005.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies, particularly those that are complementary to our surface conditioning business. We may fund such activities with additional equity or debt financing. The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements.

New Accounting Pronouncements

     New Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs.” This statement requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current period charges. In addition, this statement requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred beginning in our first quarter of fiscal 2006. The implementation of this statement is not expected to have a material impact on our financial statements.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95.” This statement requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. This statement is effective beginning in our first quarter of fiscal 2006. While we cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found under the heading, “Employee Stock Plans” in Note 1 of the Notes to the Condensed Financial Statements. The ultimate amount of increased compensation expense will be dependent on whether we adopt SFAS 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors.

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

     Our stock price has been volatile in the past and may continue to be so in the future. In the first six months of fiscal 2005, our stock price ranged from $3.86 to $5.56 per share and in fiscal 2004, our stock price ranged from $4.01 to $9.24 per share.

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

     The profits or losses of our affiliate, m•FSI LTD., can also significantly affect our financial results. As of February 26, 2005, we had a 49% interest in m•FSI LTD. If this affiliate loses the business of a significant company for which it distributes or sells products, loses a significant customer, or otherwise became less financially viable, it could have a negative effect on our financial condition.

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

     Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region starting in March 2003, we incur labor, service and other expenses in foreign currencies. As of February 26, 2005, we had not entered into any hedging activities and our foreign currency transaction loss for the first quarter of fiscal 2005 was insignificant. We intend to evaluate various hedging activities and other options to minimize fluctuations in interest and currency exchange rates. There is no assurance that we will be successful in minimizing foreign exchange rate risks and such failure may reduce our international sales or negatively impact our operating results.

     Because of the need to meet and comply with numerous foreign regulations and policies, the potential for change in the political and economic environments in foreign jurisdictions and the difficulty of managing business overseas, we may not be able to sustain our historical level of international sales.

     We operate in a global market. In the first six months of fiscal 2005, approximately 71% of our sales revenue derived from sales outside of the United States. In fiscal 2004, approximately 47% of our sales revenue derived from sales outside the United States. In fiscal 2003, approximately 38% of our sales revenue derived from sales outside the United States. In fiscal 2002, approximately 29% of our sales revenue derived from sales outside the United States. We expect that international sales will continue to represent a significant portion of total sales. Sales to customers outside the United States involve a number of risks, including the following:

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

     If our significant customers reduce, delay, or cancel orders, then our operating results could suffer. Our largest customers have changed from year to year, however, sales to our top five customers accounted for approximately 46% of total sales in fiscal 2004, 59% of total revenues in fiscal 2003 and 53% of total revenues in fiscal 2002. Texas Instruments accounted for 16% of total sales in fiscal 2004, 24% of total sales in fiscal 2003 and 29% of total revenues in fiscal 2002. IBM accounted for approximately 14% of total sales in fiscal 2003 and 11% of total revenues in fiscal 2002. We currently have no long-term sales commitments with any of our customers. Instead, we generally make sales under purchase orders. All orders are subject to cancellation or delay by the customer.

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

     We are subject to internal controls evaluations and attestation requirements of Section 404 of the Sarbanes-Oxley act of 2002.

     Beginning in fiscal 2005, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must perform evaluations of our internal controls over financial reporting. Beginning as of the end of fiscal 2005 and annually thereafter, we must include with our Form 10-K a report on our management’s assessment of the adequacy of such internal controls, and our independent registered public accounting firm must publicly attest to the adequacy of management’s assessment and the effectiveness of our internal controls. We have prepared and are implementing a plan of action for compliance. Compliance with these requirements is complex and time-consuming. If we fail to timely or successfully comply with the requirements of Section 404, or if our independent registered public accounting firm does not timely attest to the evaluation, we could be subject to increased regulatory scrutiny and the public’s perception of us may change.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. As of February 26, 2005, our investments in affiliate included a 49% interest in m•FSI LTD, which operates in Japan. As of February 26, 2005, we also owned a 12% interest in Nortem N.V. (formerly known as Metron Technology) which operates mainly in Europe, Asia Pacific and the United States. We denominate all U.S. export sales in U.S. dollars. Our investment in Nortem is currently accounted for as marketable securities and is subject to market fluctuations related to the stock price. During the first six months of fiscal 2005, Nortem’s stock price ranged from $4.25 to $4.64. See Note 1 of the Notes to Consolidated Condensed Financial Statements of this quarterly report for information on the purchase of the assets of Metron Technology by Applied Materials and the anticipated cash distributions to FSI.

     Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region starting in March 2003, we have and will continue to incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* As of February 26, 2005, we had not entered into any hedging activities and our foreign currency transaction loss for the first six months of fiscal 2005 was insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.

     We do not have significant exposure to changing interest rates as all material outstanding debt was repaid on September 3, 1999. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on income (loss) before income taxes of a 1% change in short-term interest rates would be approximately $451,000 based on cash, restricted cash, cash equivalents and marketable securities balances as of February 26, 2005.

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

     In proceedings subsequent to the trial, the Court determined that the plaintiffs were entitled to an award against SSI of prejudgment interest on the breach of contract damages (approximately $2.4 million) at 10 percent per annum from October 1996. In addition, the Court awarded plaintiffs approximately $127,000 in costs and approximately $1.8 million in attorneys’ fees against SSI and the individual defendants. On November 16, 2001, the court signed its final judgment reflecting the jury’s awards, interest, attorneys’ fees and costs assessed against each of the defendants.

     Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied these post-trial motions and there was no reduction in damages against SSI. Mr. Hsu was awarded an additional $431,000 for attorneys’ fees and expenses incurred since the judgment was rendered in November 2001. The total judgment against SSI together with post judgment interest and attorneys’ fees as of February 26, 2005 aggregated approximately $7.9 million.

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

     In February 2005, the Court of Appeal upheld the damage awarded to Mr. Hsu. The total judgment against SSI together with post judgment interest and attorneys’ fees as of February 26, 2005 aggregated approximately $7.9 million. Since the 1996 acquisition of SSI was originally accounted for as a pooling of interest, the former SSI shareholders will return the 250,000 shares of our common stock in escrow and we will retire the stock at a value of $12.125 per share, the per-share price of our common stock at the time of the acquisition. As a result, we recorded a $0.3 million charge in the second quarter of fiscal 2005. Given the additional indemnification by the individual SSI shareholders, we expect to use $6.3 million in cash to satisfy the judgment in the third quarter of fiscal 2005.*

     In September 1995, CFM Technologies, Inc. and CFMT, Inc. (collectively “CFM”) filed a complaint in United States District Court for the District of Delaware against YieldUP, now known as SCD Mountain View, Inc., our wholly owned subsidiary. CFM filed an additional complaint against YieldUP in United States District Court for the District of Delaware on December 30, 1998.

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

     We have made payments of $3.2 million as of February 26, 2005 and will make the final payment of $750,000 in the second quarter of fiscal 2006. As a result, we recorded a $3.4 million charge to operations in the second quarter of fiscal 2004. We had previously recorded a $0.6 million charge to operations associated with this litigation.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on January 26, 2005, the shareholders approved the following:

(1)	Election of one Class III Director to serve a three-year term. The nominated director was elected as follows:

Director-Nominee	Votes For	Votes Against	Withheld
Terrence W. Glarner	19,907,173	0	8,653,747

James A. Bernards and Donald S. Mitchell, as Class I Directors, and Willem D. Maris and Krishnamurthy Rajagopal, as Class II Directors, continue to serve as our directors.

(2)	Proposal to approve an amendment to our 1997 Omnibus Stock Plan to increase the aggregate number of shares of our common stock reserved for issuance thereunder by 300,000. Our shareholders approved the proposal as follows:

Votes For	Votes Against	Withheld	Broker Non Votes
13,596,153	8,286,187	49,050	6,629,530

(3)	Proposal to approve an amendment to our Employees Stock Purchase Plan to increase the aggregate number of shares of our common stock reserved for issuance thereunder by 250,000. Our shareholders approved the proposal as follows:

Votes For	Votes Against	Withheld	Broker Non Votes
18,658,738	3,223,077	49,574	6,629,531

ITEM 5. Other Information

None

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 6 Exhibits and Reports on Form 8-K

(a)(3)	Exhibits

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation. (5)

2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)

2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (6)

3.1	Restated Articles of Incorporation of the Company. (2)

3.2	Restated and amended By-Laws. (9)

3.5	Articles of Amendment of Restated Articles of Incorporation. (7)

3.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Shares. (3)

4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent. (3)

4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent. (4)

4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent. (8)

4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May 22, 1997, as amended on March 26, 2008 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights Agent. (10)

4.5	Form of Fourth Amendment to Share Rights Agreement, dated as of May 22, 1997, as amended on March 26, 1998, March 9, 2000 and April 3, 2002 by and between FSI and Computershare Investor Services (formerly Harris Trust and Savings Bank), as Rights Agent. (11)

10.1	Purchase Agreement, dated as of February 4, 2005, by and between FSI International, Inc. and Finisar Corporation. (12)

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by Principal Finance and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 8-A, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A2, filed by the Company on April 9, 2002, SEC File No. 0-17276, and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on January 11, 2005, SEC File No. 0-17276, and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on February 10, 2005, SEC File No. 0-17276, and incorporated by reference.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC.

[Registrant]
By:	/s/ Patricia M. Hollister

Chief Financial Officer
on behalf of the
Registrant and as
Principal Financial Officer

DATE: April 6, 2005

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation. (5)	Incorporated by reference.

2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)	Incorporated by reference.

2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (6)	Incorporated by reference.

3.1	Restated Articles of Incorporation of the Company. (2)	Incorporated by reference.

3.2	Restated and amended By-Laws. (9)	Incorporated by reference.

3.5	Articles of Amendment of Restated Articles of Incorporation. (7)	Incorporated by reference.

3.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Shares. (3)	Incorporated by reference.

4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent. (3)	Incorporated by reference.

4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent. (4)	Incorporated by reference.

4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent. (8)	Incorporated by reference.

4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May 22, 1997, as amended on March 26, 2008 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights Agent. (10)	Incorporated by reference.

4.5	Form of Fourth Amendment to Share Rights Agreement, dated as of May 22, 1997, as amended on March 26, 1998, March 9, 2000 and April 3, 2002 by and between FSI and Computershare Investor Services (formerly Harris Trust and Savings Bank), as Rights Agent.. (11)	Incorporated by reference.

10.1	Purchase Agreement, dated as of February 4, 2005, by and between FSI International, Inc. and Finisar Corporation. (12)	Incorporated by reference.

31.1	Certification by Principal Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 8-A, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A2, filed by the Company on April 9, 2002, SEC File No. 0-17276, and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on January 11, 2005, SEC File No. 0-17276, and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on February 10, 2005, SEC File No. 0-17276, and incorporated by reference.