Form 10-Q
period 2005-05-28
FSI INTERNATIONAL INC
filed 2005-07-07
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2005

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

Common Stock, No Par Value – 29,851,000 shares outstanding as of July 5, 2005

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.

Item 1. FINANCIAL INFORMATION

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
MAY 28, 2005 AND AUGUST 28, 2004

ASSETS
(unaudited)
(in thousands)

	May 28,	August 28,
	2005	2004
Current assets:
Cash and cash equivalents	$9,522	$10,344
Restricted cash	5,582	6,037
Marketable securities	20,597	25,827
Trade accounts receivable, net of allowance for doubtful accounts of $1,075 and $1,286, respectively	17,420	18,487
Trade accounts receivable from affiliate	187	3,785
Inventories, net	27,240	27,378
Prepaid expenses and other current assets	6,596	5,568

Total current assets	87,144	97,426

Property, plant and equipment, at cost	78,412	96,095
Less accumulated depreciation and amortization	(56,349)	(65,177)

	22,063	30,918

Investment in affiliate	8,975	7,744
Intangibles, net	1,918	2,057
Other assets	1,652	1,652

Total assets	$121,752	$139,797

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MAY 28, 2005 AND AUGUST 28, 2004
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	May 28,	August 28,
	2005	2004
Current liabilities:
Trade accounts payable	$4,889	$9,470
Accrued expenses	11,028	15,854
Customer deposits	640	255
Deferred profit	2,678	2,358
Deferred profit with affiliate	32	738

Total current liabilities	19,267	28,675

Long-term liabilities	—	750

Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized; none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 29,758 and 29,942 shares, respectively	223,309	226,078
Accumulated deficit	(122,870)	(121,463)
Accumulated other comprehensive income	2,046	5,757

Total stockholders’ equity	102,485	110,372

Total liabilities and stockholders’ equity	$121,752	$139,797

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MAY 28, 2005 AND MAY 29, 2004
(unaudited)
(in thousands, except per share data)

	May 28,	May 29,
	2005	2004
Sales (including sales to affiliates of $171 and $2,703, respectively)	$19,069	$36,309
Cost of sales	11,093	16,876

Gross margin	7,976	19,433

Selling, general and administrative expenses	9,145	10,007
Research and development expenses	5,533	5,830

Operating (loss) income	(6,702)	3,596

Interest income	233	59
Gain on marketable securities	4,210	—
Other (expense) income, net	(8)	33

(Loss) income before income taxes	(2,267)	3,688

Income taxes	12	12

(Loss) income before equity in earnings of affiliate	(2,279)	3,676

Equity in earnings of affiliate	236	322

Net (loss) income	$(2,043)	$3,998

Net (loss) income per common share:
Basic	$(0.07)	$0.13
Diluted	$(0.07)	$0.13

Weighted average common shares	29,959	29,778
Weighted average common and potential common shares	29,959	30,308

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MAY 28, 2005 AND MAY 29, 2004
(unaudited)
(in thousands, except per share data)

	May 28,	May 29,
	2005	2004
Sales (including sales to affiliate of $2,373 and $8,279, respectively)	$62,668	$81,065
Cost of sales	33,538	39,825

Gross margin	29,130	41,240

Selling, general and administrative expenses	26,509	30,201
Gain on sale of facility	7,015	—
Research and development expenses	16,400	16,874

Operating loss	(6,764)	(5,835)

Interest income	474	215
Gain on marketable securities	4,210	1,972
Other income, net	44	80

Loss before income taxes	(2,036)	(3,568)

Income taxes	38	38

Loss before equity in earnings of affiliate	(2,074)	(3,606)

Equity in earnings of affiliate	667	512

Net loss	$(1,407)	$(3,094)

Net loss per common share:
Basic	$(0.05)	$(0.10)
Diluted	$(0.05)	$(0.10)

Weighted average common shares	29,962	29,749
Weighted average common and potential common shares	29,962	29,749

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 28, 2005 AND MAY 29, 2004
(unaudited)
(in thousands)

	May 28,	May 29,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(1,407)	$(3,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of facility	(7,015)	—
Gain on marketable securities	(4,210)	(1,972)
Depreciation	2,820	4,383
Amortization	649	1,699
Equity in earnings of affiliate	(667)	(512)
Loss on disposal of equipment	—	9
Changes in operating assets and liabilities:
Trade accounts receivable	4,665	(14,473)
Inventories	139	(3,844)
Prepaid expenses and other current assets	(1,028)	(123)
Trade accounts payable	(4,580)	5,884
Accrued expenses	(8,511)	1,138
Customer deposits	385	—
Deferred profit	(387)	2,605

Net cash used in operating activities	(19,147)	(8,300)

INVESTING ACTIVITIES:
Capital expenditures	(1,452)	(647)
Purchases of marketable securities	(336,939)	(211,978)
Sales of marketable securities	336,974	224,108
Proceeds on marketable securities distribution	5,614	—
Investment in license fee	(510)	—
Investment in affiliate	(490)	—
Proceeds from sale of property	14,405	—
Decrease in deposits and other assets	—	209

Net cash provided by investing activities	17,602	11,692

FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	455	(2,678)
Net proceeds from issuance of common stock	262	996

Net cash provided by (used in) financing activities	717	(1,682)

Effect of exchange rate changes on cash	6	225

(Decrease) increase in cash and cash equivalents	(822)	1,935

Cash and cash equivalents at beginning of period	10,344	8,241

Cash and cash equivalents at end of period	$9,522	$10,176

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(1) Description of Business and Summary of Significant Accounting Policies

     Description of Business

     FSI International, Inc. (“the Company” or “FSI”) is a global supplier of surface conditioning equipment (process equipment used to etch and clean organic and inorganic materials from the surface of a silicon wafer), technology and support services for microelectronics manufacturing. The Company’s broad portfolio of batch and single-wafer cleaning products includes process technologies for immersion (a method used to clean silicon wafers by immersing the wafer in multiple tanks filled with process chemicals), spray (sprays chemical mixtures, water and nitrogen in a variety of sequences on to the microelectronic substrate), vapor (utilizes gas phase chemistries to selectively remove sacrificial surface films) and CryoKinetic (a momentum transfer process used to remove non-chemically bonded particles from the surface of a microelectronic device). The Company’s support services programs provide product and process enhancements to extend the life of installed FSI equipment.

     The Company announced the winding down of its Microlithography (uses light to transfer a circuit pattern onto a wafer) business in March 2003 and transitioned the Microlithography business to a POLARIS® Systems and Services product line to focus on supporting the more than 300 installed POLARIS® Systems.

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

     Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. If the Company’s equipment sales involve sales to its existing customers who have previously accepted the same type(s) of equipment with the same type(s) of specifications, the Company accounts for the product sale as a multiple element arrangement. The Company recognizes the equipment revenue upon shipment and transfer of title. The other elements may include installation, extended warranty contracts and training. Equipment installation revenue is valued based on estimated service person hours to complete installation and published or quoted service labor rates and is recognized when the installation has been completed. Training revenue is valued based on published training class prices or quoted rates and is recognized when the customers complete the training classes or when a customer-specific training period has expired. The published or quoted service labor rates and training class prices are rates actually charged and billed to the Company’s customers.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

     All other product sales with customer specific acceptance provisions are recognized upon customer acceptance. Future revenues may be negatively impacted if the Company is unable to meet customer-specific acceptance criteria. Revenue related to spare parts sales is recognized upon shipment. Revenues related to maintenance and service contracts and extended warranty contracts are recognized ratably over the duration of the contracts.

     Timing and amount of revenue recognized is dependent on the mix of revenue recognized upon shipment versus acceptance and for revenue recognized upon acceptance, it is dependent upon when customer-specific criteria are met.

     Other Comprehensive Income (Loss)

     Other comprehensive income (loss) pertains to revenues, expenses, gains and losses that are not included in net income (loss), but rather are recorded directly in stockholders’ equity. For the third quarters and first nine months of fiscal 2005 and 2004, other comprehensive income (loss) consisted of foreign currency translation adjustments and unrealized holding gains on investments.

     Cash and Cash Equivalents

     All highly liquid investments purchased with an original effective maturity of three months or less are considered to be cash equivalents.

     Marketable Securities

     The Company classifies its marketable equity securities as available-for-sale and carries these securities at amounts that approximate fair market value. At February 26, 2005, the Company began to classify its investment in auction-rate securities as marketable securities. Previously, these investments were included in cash and cash equivalents. These investments totaled $19.1 million as of May 28, 2005 and $19.2 million at the end of fiscal 2004. Such amounts have been reclassified in the consolidated financial statements presented. This change in classification has no effect on the amounts of total current assets, total assets, net income, or cash flows from operations of the Company.

     On August 16, 2004, Metron Technology entered into a Stock and Asset Purchase Agreement (“Purchase Agreement”) with Applied Materials, Inc. (“Applied”). On December 14, 2004, Applied, pursuant to the Purchase Agreement, acquired the worldwide operating subsidiaries and business of Metron Technology. Applied paid approximately $84,567,000 in cash to Metron Technology upon closing on December 14, 2004. In connection with the consummation of the asset sale to Applied, Metron Technology changed its name to Nortem N.V. (“Nortem”) and began the liquidation process. Nortem was delisted from the NASDAQ on April 15, 2005 and began trading over-the-counter. Shareholders of Nortem received two liquidating distributions. The initial distribution was made on March 14, 2005 at $3.75 per share. The Company received $5.6 million and recorded a gain of $4.2 million in the third quarter of fiscal 2005. In June 2005, the Company received the final distribution from Nortem, net of certain Dutch withholding taxes. A portion of the final distribution was deemed a dividend, and that portion was subject to withholding tax. The net distribution was approximately $1.02 per share. The Company will record a gain of approximately $1.5 million in the fourth quarter of fiscal 2005 related to this final distribution.

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

     Property, Plant and Equipment

     Building and related costs are carried at cost and depreciated on a straight-line basis over a five- to 30-year period. Leasehold improvements are carried at cost and amortized over a three- to five-year period or the term of the underlying lease, whichever is shorter. Equipment is carried at cost and depreciated on a straight-line basis over its estimated economic life. Principal economic lives for equipment are one to seven years. Software developed for internal use is amortized over three to five years beginning when the software is placed in service. Maintenance and repairs are expensed as incurred; significant renewals and improvements are capitalized.

     Valuation of Long-Lived and Intangible Assets

     The Company assesses the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

     The Company amortizes intangible assets on a straight-line basis over their estimated economic lives which range from two to nine years. The estimated aggregate amortization of intangible assets for the next five years is: $134,000 in the last quarter of fiscal 2005; $538,000 in fiscal 2006; $537,000 in fiscal 2007; $538,000 in fiscal 2008, $163,000 in fiscal 2009 and $8,000 in the first quarter of fiscal 2010.

     During the first quarter of fiscal 2005, the Company entered into a license agreement with its affiliate, m•FSI LTD (“m•FSI”). The corresponding license fee of $510,000 was recorded as an intangible asset and is being amortized over its estimated economic life of five years.

     If the Company determines that the carrying value of intangibles and long-lived assets may not be recoverable, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $34.6 million as of May 28, 2005.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

     The Company has no intangible assets with indefinite useful lives. Intangible assets as of May 28, 2005 and August 28, 2004 consisted of the following (in thousands):

	May 28, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$9,150	$9,150	$—
Patents	4,285	2,809	1,476
License fees	510	68	442

	$13,945	$12,027	$1,918

	August 28, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$9,150	$8,896	$254
Patents	4,285	2,482	1,803

	$13,435	$11,378	$2,057

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

     Warranty provisions, claims and changes in estimates for the quarters and nine months ended May 28, 2005 and May 29, 2004 are as follows (in thousands):

	Quarters Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2005	2004	2005	2004
Beginning balance	$4,456	$4,794	$4,575	$5,201
Warranty provisions	272	441	854	945
Less warranty claims	(259)	(445)	(449)	(1,039)
Change in estimate	(221)	109	(732)	(208)

Ending balance	$4,248	$4,899	$4,248	$4,899

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

     Net Income (Loss) Per Common Share

     Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average number of common stock outstanding assuming the conversion of potential dilutive common shares. The dilutive effect of shares of common shares excludes all options for which the exercise price was higher than the average market price for the period. Diluted net loss per share does not include the effect of potential dilutive common shares as their inclusion would be antidilutive. The number of shares excluded from the computation of net (loss) income per share was 3,785,000 for the third quarter of fiscal 2005 and for the first nine months of fiscal 2005. The number of shares excluded from the computation of net (loss) income per share was 3,257,000 for the third quarter of fiscal 2004 and 3,787,000 for the first nine months of fiscal 2004.

     Derivative Instruments and Hedging Activities

     The Company does not use derivative financial instruments for trading or speculative purposes. The Company did not engage in any hedging activities during the first nine months of fiscal 2005 or the first nine months of fiscal 2004.

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

     Employee Stock Plans

     In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company elected to continue to apply the provisions of Accounting Principles Board’s Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock option and stock purchase plans and therefore is not required to recognize compensation expense in connection with these plans as long as the quoted market price of the Company’s stock at the date of grant equals the amount the employee must pay to acquire the stock. Companies that continue to use APB No. 25 are required to present in the notes to the consolidated financial statements, on an annual basis, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value of options granted. With the adoption of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company began reporting this information on a quarterly basis in the third quarter of fiscal 2003.

     The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company recognized no compensation expense in the first nine months of fiscal 2005 or the first nine months of fiscal 2004 under APB No. 25.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

     If the Company had elected to recognize compensation cost for the stock option plan and employee stock purchase plan (“ESPP”) based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net (loss) income and net (loss) income per common share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Quarters Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2005	2004	2005	2004
Net (loss) income as reported	($2,043)	$3,998	($1,407)	($3,094)
Add: stock-based employee compensation expense recognized in statements of operations	—	—	—	—
Less: Stock-based employee compensation expense determined under fair value based method	(2,217)	(1,228)	(3,698)	(3,013)

Pro forma net (loss) income	($4,260)	$2,770	($5,105)	$(6,107)

Net (loss) income per share
Basic – as reported	$(0.07)	$0.13	$(0.05)	$(0.10)
Basic – pro forma	$(0.14)	$0.09	$(0.17)	$(0.21)
Diluted – as reported	$(0.07)	$0.13	$(0.05)	$(0.10)
Diluted – pro forma	$(0.14)	$0.09	$(0.17)	$(0.21)

     The fair value of stock options used to compute pro forma net (loss) income and net (loss) income per common share disclosures is the estimated value at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Quarters Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2005	2004	2005	2004
Stock Options:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	70.3%	72.2%	70.7%	72.3%
Risk-free interest rate	4.0%	3.3%	3.7%	3.2%
Expected life (in years)	5.3	5.2	5.4	5.0

ESPP:
Dividend yield	*	*	0.0%	0.0%
Expected volatility	*	*	70.9%	72.0%
Risk-free interest rate	*	*	2.6%	1.0%
Expected life (in years)	*	*	0.5	0.5

*	There were no stock purchase rights granted under the ESPP in the third quarter of fiscal 2005 or the third quarter of fiscal 2004.

     The weighted average grant date fair value, based on the Black-Scholes option pricing model, for options granted in the third quarter of fiscal 2005 was $2.06 per share, for options granted in the first nine months of fiscal 2005 was $2.58 per share, for options granted in the third quarter of fiscal 2004 was $3.48 per share, and for options granted in the first nine months of fiscal 2004 was $4.54 per share.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95.” This statement requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. This statement is effective beginning in the Company’s first quarter of fiscal 2006. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found under the heading, “Employee Stock Plans” above. The ultimate amount of increased compensation expense will be dependent on whether the Company adopts SFAS 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors.

     On March 25, 2005, the Compensation Committee of the board of directors of the Company approved the accelerated vesting of all unvested options that have an exercise price of $4.06 or greater held by current employees as of March 25, 2005. The accelerated vesting affected options with respect to approximately 857,000 shares of the Company’s common stock. The acceleration of options in the third quarter of fiscal 2005 resulted in higher stock-based employee compensation expense in the third quarter and first nine months of fiscal 2005. In future periods, this acceleration of the vesting of the identified stock options will result in lower compensation charges.

     New Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current period charges. In addition, this statement requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred beginning in the Company’s first quarter of fiscal 2006. The implementation of this statement is not expected to have a material impact on the Company’s financial statements.

(2) Sale of the Allen, Texas facility

     In the second quarter of fiscal 2003, when the Company decided to exit the resist processing market, an impairment charge of $7.0 million was recorded against property, plant and equipment. This write-down included a $5.0 million impairment charge for the Microlithography business facility. The impairment charge was based upon the Company’s estimate of fair value of the facility. In estimating the fair value of the facility, the Company assumed the building would be marketed as office space and that the special-purpose space, such as the clean rooms and laboratories, would be converted to office space. This assumption was made based upon the low demand in the area for clean room facilities and with consideration for the electronics industry downturn that occurred in 2001 and 2002. The Company did not expect that it would find a buyer that would utilize the special purpose space.

     As part of the Company’s analysis, management had a competitive market overview performed and reviewed office buildings currently on the market and available for lease or sale. As a result of its assumptions and analysis, the Company recorded a $5.0 million impairment charge for the facility.

     During the second quarter of fiscal 2003, the Company also recorded an impairment charge of $2.0 million on the Microlithography business equipment based upon management’s review of its business equipment and its estimated fair value under SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

     After two years of marketing the building, in February 2005 the Company sold its 162,000 square foot Allen, Texas facility, together with the majority of the business equipment, for its special-purpose clean room facility space, to an electronics industry buyer and received approximately $14.4 million in net cash proceeds from the sale. The sale price was in excess of the value the Company had assumed for office space use. The building and property, plant and equipment sold was recorded on the Company’s balance sheet at approximately $7.5 million as of the closing date of the sale. The Company retained ownership of approximately four acres of land adjacent to the Allen site. The Company recorded a gain of $7.0 million in operations on the sale.

     Concurrent with the sale, the Company entered into a sublease of approximately 40,000 square feet of space in the facility for the Company’s legacy POLARIS® System product group operations. As the leaseback was considered minor, the entire gain of approximately $7.0 million was recognized upon the close of the sale. The lease was extended in the third quarter of fiscal 2005 to end on August 31, 2006; however, the Company has an option to extend the sublease term for one additional period of 12 months, by giving not less than 90 days prior written notice.

(3) Inventories, Net

     Inventories, net are summarized as follows (in thousands):

	May 28,	August 28,
	2005	2004
Finished products	$3,055	$5,621
Work-in-process	11,323	10,807
Subassemblies	1,096	797
Raw materials and purchased parts	11,766	10,153

	$27,240	$27,378

(4) Accrued Expenses

     Accrued expenses, current and long-term, are summarized as follows (in thousands):

	May 28,	August 28,
	2005	2004
Commissions	$262	$214
Salaries and benefits	2,225	2,558
Product warranty	4,248	4,575
Professional fees	432	3,648
Patent litigation settlement, current portion	750	750
Income taxes	1,268	1,276
Other	1,843	2,833

Total current accrued expenses	$11,028	$15,854

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(5) Supplementary Cash Flow Information

     The following summarizes the supplementary cash flow item (in thousands):

	Nine Months Ended
	May 28,	May 29,
	2005	2004
Income taxes paid, net	$45	$39

(6) Comprehensive (Loss) Income

     Other comprehensive (loss) income pertains to revenues, expenses, gains and losses that are not included in the net (loss) income but rather are recorded directly in stockholders’ equity. For the third quarters and nine months ended May 28, 2005 and May 29, 2004, other comprehensive (loss) income consisted of the foreign currency translation adjustment and unrealized holding gains in investments and amounted to (in thousands):

	May 28,	May 29,
	2005	2004
For the Quarters Ended:

Net (loss) income	$(2,043)	$3,998
Items of other comprehensive (loss) income -
Foreign currency translation	(457)	240
Unrealized holding gains on investments	(4,016)	135

Comprehensive (loss) income	$(6,516)	$4,373

For the Nine Months Ended:

Net loss	$(1,407)	$(3,094)
Items of other comprehensive loss -
Foreign currency translation	80	1,203
Unrealized holding gains on investments	(3,791)	(3,005)

Comprehensive loss	$(5,118)	$(4,896)

(7) Segment and Geographic Information

     Segment information

     The Company has two product lines, Surface Conditioning (“SC”) and POLARIS® Systems and Services (“PSS”). Historically, the Company provided segment information. With the wind-down of the Microlithography business which began in fiscal 2003, the Company has integrated the operations of its product lines.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

     Geographic information

     Net sales to external customers by geography are as follows (in thousands):

	Quarters Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2005	2004	2005	2004
Asia	$4,763	$6,973	$18,860	$13,250
Europe	7,811	10,419	24,560	20,843
Other International	6	15	39	49
United States	6,489	18,902	19,209	46,923

Net sales	$19,069	$36,309	$62,668	$81,065

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

     In February 2005, the Court of Appeal upheld the damage awarded to Mr. Hsu. The total judgment against SSI together with post judgment interest and attorneys’ fees as of February 26, 2005 aggregated approximately $7.9 million. As a result, the Company recorded a $0.3 million charge in the second quarter of fiscal 2005. During the third quarter of fiscal 2005, the Company retired the 250,000 shares held in escrow. As the SSI merger was a pooling of interests, the Company decreased its stockholder’s equity by an amount equal to $3.0 million (valuing the escrow shares at $12.125 per share, the market price of FSI stock at the date of consummation of the SSI acquisition). On March 28, 2005, the Company tendered funds totaling approximately $7.9 million to the Hsus via a cashiers check which the Company believes was the full judgment amount plus all applicable interest. This included $1.6 million of cash provided by the individual defendants. Subsequently, instead of depositing the cashiers check, the Hsus filed a motion with the court to enforce the judgment against the appeal bond and the Company and the individual defendants filed a motion to release the bond. The court heard the motions on May 27, 2005 and deferred a decision until July 1, 2005. Prior to the July 1, 2005 hearing, the Hsus filed a supplemental motion seeking to recover attorneys’ fees, costs and additional interest from the appeal bond in the approximate amount of $315,000. The Company and individual defendants filed additional briefs with the court arguing against granting the Hsus’ motion for attorneys’ fees, costs and additional interest to enforce the judgment. The Company believes that interest stopped accruing when it tendered the cashiers check to the Hsus and that it has no obligations to reimburse the Hsus for any additional interest, attorneys’ fees and costs. The Hsus cashed the cashiers check prior to the July 1, 2005 hearing. The court heard the supplemental motion and additional briefs on July 1, 2005 and deferred a decision until July 22, 2005.

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

     The Company agreed to pay SCP $4.0 million for a release from past infringement claims and a prospective license under all four patents asserted against the Company in the two lawsuits. The release applies to all purchasers of the Company’s products containing its Surface Tension Gradient (“STG®”) technology. The prospective license applies to all end-user customers of the Company’s products, subject to certain limitations. In addition, the Company agreed to supply SCP customers, at a pre-established price, its rinse/dry kits to implement its STG® technology for certain applications.

     The Company has made payments of $3.2 million as of May 28, 2005 and will make the final payment of $750,000 in the second quarter of fiscal 2006. As a result, the Company recorded a $3.4 million charge to operations in its second quarter of fiscal 2004. The Company had previously recorded a $0.6 million charge to operations associated with this litigation.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this report, except for the historical information, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include, but are not limited to, the change in industry conditions; order delays or cancellations; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the transition to 300mm products; the level of new orders; the timing and success of current and future product and process development programs; the success of our affiliated distributor in Japan; the success of our direct distribution organization; and the potential impairment of long-lived assets; as well as other factors listed from time to time in our Securities and Exchange Commission (“SEC”) reports including, but not limited to, the risk factors included in this report. Readers also are cautioned not to place undue reliance on these forward-looking statements, as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.

     This discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and footnotes thereto appearing elsewhere in this report.

     Industry

     As a supplier to the global semiconductor industry, our results are primarily driven by worldwide demand for integrated circuits, which in turn depends on end-user demand for electronic products. The global semiconductor industry is volatile, and consequently our operating results have reflected this volatility.

     It appears that semiconductor manufacturers have for the most part managed through the inventory build-up that occurred during the summer and fall of 2004. In addition, many analysts believe that device manufacturers have digested their 2004 capacity additions and are once again seeing their factory utilization rates improve. Certain device manufacturers are incrementally adding capacity to meet their anticipated second half calendar 2005 and calendar 2006 demand. Others are adding capacity in conjunction with entering new markets.

     We believe that integrated circuit manufacturers and device manufacturers will increase their second half of calendar 2005 spending over the first half level as their factory utilization rates continue to improve and demand for leading edge devices increases. However, if device manufacturers start to see a recurrence of the 2004 inventory build-up, they will likely delay their anticipated investment in wafer fab equipment for several more quarters. Some of our customers have requested delivery delays or have canceled their orders during the last several quarters.

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

Revenue Recognition

     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. If our equipment sales involve sales to our existing customers who have previously accepted the same type(s) of equipment with the same type(s) of specifications, we account for the product sales as a multiple element arrangement. We recognize the equipment revenue upon shipment and transfer of title. The other multiple elements also include installation, extended warranty contracts and training. Equipment installation revenue is valued based on estimated service person hours to complete installation and published or quoted service labor rates and is recognized when the installation has been completed. Training revenue is valued based on published training class prices or quoted rates and is recognized when the customers complete the training classes or when a customer-specific training period has expired. The published or quoted service labor rates and training class prices are rates actually charged and billed to our customers.

     All other product sales with customer-specific acceptance provisions are recognized upon customer acceptance. Future revenues may be negatively impacted if we are unable to meet customer-specific acceptance criteria. Revenue related to spare part sales is recognized upon shipment. Revenues related to maintenance and service contracts and extended warranty contracts are recognized ratably over the duration of the contracts.

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

     If we determine that the carrying value of intangibles and long-lived assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $34.6 million as of May 28, 2005.

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

THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2005 COMPARED TO THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2004

The Company

     The following table sets forth on a consolidated basis, for the fiscal period indicated, certain income and expense items as a percent of total sales.

	Percent of Sales		Percent of Sales
	Quarter Ended		Nine Months Ended
	May 28,	May 29,	May 28	May 29,
	2005	2004	2005	2004
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.2	46.5	53.5	49.1

Gross margin	41.8	53.5	46.5	50.9
Selling, general and administrative	48.0	27.5	42.3	37.3
Gain on sale of facility	—	—	11.2	—
Research and development	29.0	16.1	26.2	20.8

Operating (loss) income	(35.2)	9.9	(10.8)	(7.2)
Other income, net	23.3	0.2	7.5	2.8

(Loss) income before income taxes	(11.9)	10.1	(3.3)	(4.4)
Income taxes	—	—	—	—
Equity in earnings of affiliate	1.2	0.9	1.1	0.6

Net (loss) income	(10.7)%	11.0%	(2.2)%	(3.8)%

Sales Revenue and Shipments

     Sales revenue decreased $17.2 million to $19.1 million for the third quarter of fiscal 2005 as compared to $36.3 million for the third quarter of fiscal 2004. The decrease in sales revenue was primarily in domestic sales which decreased $12.4 million, primarily related to industry conditions.

     Sales revenue decreased $18.4 million to $62.7 million for the first nine months of fiscal 2005 as compared to $81.1 million for the first nine months of fiscal 2004. The decrease in sales revenue was primarily in domestic sales, partially offset by an increase in international sales. Domestic sales revenue decreased $27.7 million. The majority of the decrease in domestic sales was due to a decrease in PSS products as a result of our fiscal 2003 decision to exit the resist processing market for new equipment. International sales revenue increased $9.3 million, primarily in Europe and the Far East. The increases in Europe and Far East sales in the first nine months of fiscal 2005 related to the increases in bookings in these regions in fiscal 2004 as compared to fiscal 2003, from $26.1 million in fiscal 2003 to $51.4 million in fiscal 2004, due to industry conditions in fiscal 2003 and fiscal 2004.

     Shipments in the third quarter of fiscal 2005 decreased to $18.9 million from $36.8 million for the third quarter of fiscal 2004. The decrease in shipments in the third quarter of fiscal 2005 related to decreases in both domestic and international shipments related primarily to industry conditions. Shipments in the first nine months of fiscal 2005 decreased to $62.5 million from $84.4 million in the first nine months of fiscal 2004. The decrease in the first nine months of fiscal 2005 related primarily to decreases in domestic shipments.

     Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance, therefore depending on timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or, due to timing of acceptance, sales revenue may exceed shipments.

     International sales were $12.6 million, representing 66% of total sales, during the third quarter of fiscal 2005 and $17.4 million, representing 48% of total sales, during the third quarter of fiscal 2004. The decreases in international sales dollar amount related to Europe and Japan. International sales were $43.5 million, representing 69% of total sales, during the first nine months of fiscal 2005 and $34.1 million, representing 42% of total sales, during the first nine months of fiscal 2004. The increases in international sales dollar amount were in sales to Europe and the Far East, partially offset by decreases in sales to Japan.

     Deferred revenue was approximately $6.7 million as of May 28, 2005. Deferred profit was $2.7 million as of May 28, 2005, as reported on the consolidated balance sheet, which reflected deferred revenue less deferred cost of goods sold. Deferred profit decreased $0.4 million from $3.1 million as of the end of fiscal 2004.

     We currently expect fourth quarter revenues to be approximately $20 to $23 million.* A portion of this expected revenue is subject to us receiving purchase orders or obtaining timely acceptance from our customers. The expected revenue would be lower if our customers request delivery delays or cancel or delay orders.

Gross Margin

     Our gross profit margin fluctuates due to a number of factors, including the mix of products sold; the proportion of international sales, as international sales generally have lower margins due to pricing pressures; the result of selling through our affiliate in Japan; and utilization of manufacturing capacity.

     Gross margin as a percentage of sales for the third quarter of fiscal 2005 was 41.8% as compared to 53.5% for the third quarter of fiscal 2004. Gross margin as a percentage of sales for the first nine months of fiscal 2005 was 46.5% as compared to 50.9% for the first nine months of fiscal 2004. The decreases in margin were due primarily to international sales representing higher percentages of total sales in the fiscal 2005 periods. Fiscal 2005 gross margins were also impacted by lower capacity utilization associated with lower shipment levels in the third quarter and first nine months of fiscal 2005 as compared to the fiscal 2004 periods as well as the recognition of one of our initial MAGELLAN® sales in the third quarter of fiscal 2005. The decreases were partially offset by changes in the estimate for warranty accrual, including a reduction of $0.2 million in the third quarter of fiscal 2005 and $0.7 million in the first nine months of fiscal 2005 (due to improved warranty claim rates in fiscal 2005) as compared to an increase of $0.1 million in the third quarter of fiscal 2004 and a reduction of $0.2 million in the first nine months of fiscal 2004. The decreases in gross profit margins were also partially offset by the $1.1 million of charges associated with Surface Conditioning product placements at strategic customers in the third quarter of fiscal 2004.

     During the third quarter of fiscal 2005, we had sales of PSS product inventory with an original cost of approximately $0.2 million that has previously been written down to zero. During the first nine months of fiscal 2005, we had sales of PSS product inventory with an original cost of $1.1 million that had previously been written down to zero. This was primarily due to sales revenue generated from unanticipated PSS refreshed tool, spare parts and upgrade sales.

     Our gross margin as a percentage of sales in the third quarter of fiscal 2005 would have been 41.0% if we included the original cost of the PSS product inventory that had been written down to zero. Our gross margin as a percentage of sales would have been 44.7% in the first nine months of fiscal 2005 if we had included the original cost of the PSS product inventory that had been written down to zero. Gross margin, including the original cost of the PSS product inventory that was originally written down to zero, is not calculated in accordance with generally accepted accounting principles (“GAAP”). Our management believes that the presentation of gross margin including the original cost of the PSS product inventory that had been written down to zero provides a useful analysis of our ongoing operating trends and helps investors compare our operating performance period over period.

     The following is a reconciliation of our third quarter and first nine months of fiscal 2005 gross margins calculated in accordance with GAAP to our third quarter and first nine months of fiscal 2005 gross margins including the original cost of PSS product inventory that had previously been written down to zero (in thousands):

	Third quarter			Third quarter
	ended			ended
	May 28, 2005	% of		May 28, 2005	% of
	(GAAP)	Sales	Adjustment(1)	(Non-GAAP)	Sales
Sales	$19,069			$19,069
Cost of sales	11,093		$157	11,250

Gross margin	$7,976	41.8%		$7,819	41.0%

	Nine months			Nine months
	ended			ended
	May 28, 2005	% of		May 28, 2005	% of
	(GAAP)	Sales	Adjustment(1)	(Non-GAAP)	Sales
Sales	$62,668			$62,668
Cost of sales	33,538		$1,124	34,662

Gross margin	$29,130	46.5%		$28,006	44.7%

(1) Original cost of PSS product inventory sold that had previously been written down to zero.

     During the third quarter of fiscal 2004, we had sales of PSS product inventory with an original cost of approximately $1.8 million that had been written down to zero. During the first nine months of fiscal 2004, we had sales of PSS product inventory with an original cost of approximately $3.2 million that had been written down to zero. This was primarily due to sales revenues generated from unanticipated PSS refreshed tool, spare part and upgrade sales. Our gross margin as a percentage of sales in the third quarter of fiscal 2004 would have been 48.6% if we included the original cost of the PSS product inventory that had been written down to zero. Our gross margin as a percent of sales in the first nine months of fiscal 2004 would have been 47.0% if we included the original cost of the PSS product inventory that had been written down to zero.

     The following is a reconciliation of our third quarter and first nine months of fiscal 2004 gross margin calculated in accordance with GAAP to our third quarter and first nine months of fiscal 2004 gross margin including the original cost of PSS product inventory that had previously been written down to zero (in thousands):

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

(1) Original cost of PSS product inventory sold that had been written down to zero.

     We will continue to try to sell the impaired inventory to our customers as spares, refurbished systems and upgrades to existing systems. If unsuccessful, some of the items will be disposed. Any material sales of the impaired inventory will be disclosed. Gross margins will be higher if inventory carried at a reduced cost is sold.

     Gross margins for the fourth quarter of fiscal 2005 are expected to decrease from the third quarter of fiscal 2005 gross margin to be approximately 39% to 41% of revenues.* The expected domestic/international sales mix, product mix and capacity utilization are impacting our ability to achieve our 50% gross margin goal.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased to $9.1 million for the third quarter of fiscal 2005 as compared to $10.0 million for the third quarter of fiscal 2004. The decrease in selling, general and administrative expenses related primarily to approximately $1.0 million of litigation and bad debt expense in the third quarter of fiscal 2004. Selling, general and administrative expenses were $26.5 million for the first nine months of fiscal 2005 as compared to $30.2 million for the same period in fiscal 2004. The decrease in selling, general and administrative expenses for the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 related primarily to a decrease in depreciation expense of approximately $1.3 million primarily due to our SAP computer software system being fully depreciated in fiscal 2004, approximately $1.1 million of litigation and bad debt expenses recorded in the second and third quarters of fiscal 2004 and $3.4 million of expense incurred to settle the patent infringement litigation in the second quarter of fiscal 2004. The decreases were offset by an increase of approximately $1.4 million in service expense related to product evaluation support.

     Based on current operations, we expect selling, general and administrative expenses in the fourth quarter of fiscal 2005 to be in the range of $9.1 to $9.2 million as we continue to focus on supporting product evaluations in process at our customers’ facilities and in anticipation of higher shipment levels.*

Gain on Sale of Facility

     We sold our facility in Allen, Texas in the second quarter of fiscal 2005 and received $14.4 million in net cash proceeds from the sale. The building and property, plant and equipment sold were recorded on our balance sheet at approximately $7.5 million at the close of the sale. We recorded a gain of $7.0 million on the sale in the second quarter of fiscal 2005. See Note 2 of the Notes to the Consolidated Financial Statements of this report for further discussion of the sale of the facility.

Research and Development Expenses

     Research and development expenses were $5.5 million for the third quarter of fiscal 2005 as compared to $5.8 million for the third quarter in fiscal 2004. Research and development expenses were $16.4 million for the first nine months of fiscal 2005 as compared to $16.9 million for the same period in fiscal 2004. The majority of our research and development resources are focused on expanding the applications capabilities of our products, supporting customer evaluations and improving the performance of our products.

     Based upon current operations and the engineering resources required to support evaluation tool placements and new application and product development programs, research and development expenses for the fourth quarter of fiscal 2005 are expected to be in the range of $5.4 to $5.6 million.*

Other Income, Net

     Other income, net was approximately $225,000 of income for the third quarter of fiscal 2005 and $518,000 of income for the first nine months of fiscal 2005, compared to $92,000 of income for the third quarter of fiscal 2004 and $295,000 of income for the first nine months of fiscal 2004. The increases in the fiscal 2005 periods related primarily to increases in interest income due to increases in interest rates.

     Other income, net for the fourth quarter of fiscal 2005 is expected to be between $75,000 and $100,000, given our current cash position and anticipated interest rates.*

Gain on Marketable Securities

     Gain on marketable securities was $4.2 million in the third quarter and first nine months of fiscal 2005. The gain was due to the gain on the Nortem distribution in the third quarter of fiscal 2005. Gain on sale of marketable securities was $2.0 million for the first nine months of fiscal 2004. The gain was due to the gain on the sales of approximately 627,000 shares of Metron Technology common stock in the first quarter of fiscal 2004.

     Gain on marketable securities in the fourth quarter fiscal 2005 is expected to be $1.5 million related to the final distribution from Nortem which occurred in June 2005.* See Note 1 of the Notes to the Consolidated Financial statements of this report for further discussion of the expected gain.

Income Taxes

     Our deferred tax assets on the balance sheet as of May 28, 2005 have been fully reserved with a valuation allowance. We do not expect to significantly reduce our valuation allowance until we are consistently profitable on a quarterly basis.*

     We have net operating loss carryforwards for federal income tax purposes of approximately $146.4 million, which will begin to expire in fiscal year 2011 through fiscal 2023 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization, which limits the amount that we can use to offset taxable income to approximately $1.4 million per year.

     Tax legislation has been enacted to repeal certain tax incentives that we have qualified for in the past. The legislation also includes provisions that allow for a deduction for qualified production activities. These provisions will not impact our tax rate in the near-term due to the full valuation allowance. The longer-term impact will depend on the level of our profitability and the mix of domestic and international earnings.

Equity in Earnings of Affiliate

     The equity in earnings of affiliate was approximately $236,000 of income for the third quarter of fiscal 2005, compared to approximately $322,000 of income for the third quarter of fiscal 2004. The equity in earnings of affiliate was approximately $667,000 of income for the first nine months of fiscal 2005, compared to $512,000 of income for the first nine months of fiscal 2004.

     We expect to report equity in losses of affiliate of between $100,000 and $200,000 in the fourth quarter of fiscal 2005 as our affiliate is impacted by the timing of customer acceptances on their sales and overall industry conditions.*

Net Income (Loss)

     Assuming that we can achieve the projected revenue, gross margin, operating expense levels and gain on the Nortem final distribution, we expect to report net loss of $3.5 to $4.5 million for the fourth quarter of fiscal 2005.*

LIQUIDITY AND CAPITAL RESOURCES

     Cash, restricted cash, cash equivalents and marketable securities were approximately $35.7 million as of May 28, 2005, a decrease of $6.5 million from the end of fiscal 2004. The net decrease in cash, restricted cash, cash equivalents and marketable securities was primarily due to $19.1 million of cash used in operating activities, including $6.3 million related to litigation settlement. The decrease was also due to capital expenditures of $1.5 million and $1.0 million of investments in affiliate and a license fee. The decreases were partially offset by $14.4 million in proceeds from the sale of the Allen, Texas facility and $0.3 million of proceeds from the issuance of common stock.

     Accounts receivable decreased $4.7 million from the end of fiscal 2004 to $17.6 million as of May 28, 2005. The decrease in accounts receivable was primarily due to a decrease in shipments from $26.7 million in the fourth quarter of fiscal 2004 to $18.9 million in the third quarter of fiscal 2005. Accounts receivable will fluctuate from quarter to quarter, depending on individual customers’ timing of ship dates and payment terms.

     Inventory decreased approximately $0.2 million to $27.2 million at May 28, 2005 as compared to $27.4 million at the end of fiscal 2004. The decrease in inventory was primarily due to a decrease in finished goods partially offset by an increase in raw materials. The decrease in finished goods related to the sales of demonstration equipment. The increase in raw materials was due to the timing of receiving customer orders, anticipated customer orders and inventory receipts. Inventory reserves were $15.5 million at May 28, 2005 as compared to reserves of $19.7 million at the end of fiscal 2004. The decrease in inventory reserves related primarily to the disposal of $4.4 million of obsolete inventory, including the disposal of $3.5 million of obsolete PSS product inventory during the first nine months of fiscal 2005. The PSS product inventory reserves were $11.8 million at May 28, 2005 as compared to $15.8 million at the end of fiscal 2004. We disposed of $1.4 million of obsolete PSS product inventory in the first nine months of fiscal 2004, $0.4 million in the third quarter of fiscal 2005 and $0.1 million in the third quarter of fiscal 2004. Since we recorded the PSS product inventory reserves as a result of the wind-down of our Microlithography business in the second quarter of fiscal 2003, we have had sales of PSS product inventory that had previously been written down to zero and reductions in inventory buyback requirements of $6.6 million and have disposed of $6.6 million of PSS product inventory. The original cost of PSS product inventory available for sale or to be disposed of as of May 28, 2005 was $12.7 million.

     Trade accounts payable decreased approximately $4.6 million to $4.9 million as of May 28, 2005 as compared to $9.5 million at the end of fiscal 2004. The decrease in trade accounts payable related primarily to a decrease in inventory purchases.

     Deferred profit decreased approximately $0.4 million to $2.7 million at May 28, 2005 as compared to $3.1 million at the end of fiscal 2004.

     As of May 28, 2005, our current ratio of current assets to current liabilities was 4.5 to 1.0 and working capital was $67.9 million. We did not have any outstanding loans with our affiliate and had no lines of credit or guarantees of affiliate as of May 28, 2005.

     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments due by period
		Less than			More than 5
	Total	1 Year	1-3 years	3-5 years	years
Contractual Obligations:
Operating lease obligations	$2,937	$1,231	$1,461	$245	—
Purchase obligations	5,070	5,070	—	—	—
Other long-term liabilities (1)	3,375	1,000	500	500	1,375

Total	$11,382	$7,301	$1,961	$745	$1,375

(1)	Other long-term liabilities represent payments related to a patent litigation settlement and minimum royalty payments or discounts granted under a license agreement.

     As previously discussed, we have outstanding litigation regarding the Hsu matter. The total judgment against SSI, together with post-judgment interest of approximately $7.9 million was paid in the third quarter of fiscal 2005. In the third quarter of fiscal 2002, we posted an appeal bond on behalf of SSI and the defendants in the amount of $8.3 million, and it remained outstanding at May 28, 2005. See Note 8 of the Notes to the Consolidated Financial Statements of this report for further discussion related to the Hsu matter. As part of the posting of the bond, we entered into a letter of credit in the amount of $5.3 million with a surety company. This letter of credit is collateralized with restricted cash of a similar amount. As of May 28, 2005, we had guarantees of $274,000 related to auto leases, VAT and payroll requirements in Europe. These guarantees were collateralized with $277,000 of restricted cash. The total balance of restricted cash as of May 28, 2005 was $5.6 million.

     Capital expenditures were approximately $1.5 million in the first nine months of fiscal 2005 and $0.6 million in the first nine months of fiscal 2004. We expect total capital expenditures, consisting of primarily lab equipment and business system investments, to be between approximately $2.0 to $2.2 million in fiscal 2005.* Depreciation and amortization for fiscal 2005 is expected to be between approximately $4.5 to $4.7 million.*

     At the expected revenue and expense run rate, we anticipate using approximately $3.5 to $4.5 million in net cash for operations in the fourth quarter of fiscal 2005.* We believe that with existing cash, cash receipts, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet our currently projected working capital requirements, and to meet other cash requirements through at least fiscal 2006.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies, particularly those that are complementary to our surface conditioning business.* We may fund such activities with additional equity or debt financing.* The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.*

Off-Balance Sheet Arrangements

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

     We believe that our growth prospects depend upon our ability to gain customer acceptance of our products and technology, particularly newly developed products. Market acceptance of products depends upon numerous factors, including:

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

     Our stock price has been volatile in the past and may continue to be so in the future. In the first nine months of fiscal 2005, our stock price ranged from $3.22 to $5.56 per share and in fiscal 2004, our stock price ranged from $4.01 to $9.24 per share.

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

     The profits or losses of our affiliate, m•FSI LTD., can also significantly affect our financial results. We have a 49% interest in m•FSI LTD. If this affiliate loses the business of a significant company for which it distributes or sells products, loses a significant customer, or otherwise became less financially viable, it could have a negative effect on our financial condition.

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

     Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region starting in March 2003, we incur labor, service and other expenses in foreign currencies. As of May 28, 2005, we had not entered into any hedging activities and our foreign currency transaction loss for the first nine months of fiscal 2005 was insignificant. We intend to evaluate various hedging activities and other options to minimize fluctuations in interest and currency exchange rates. There is no assurance that we will be successful in minimizing foreign exchange rate risks and such failure may reduce our international sales or negatively impact our operating results.

     Because of the need to meet and comply with numerous foreign regulations and policies, the potential for change in the political and economic environments in foreign jurisdictions and the difficulty of managing business overseas, we may not be able to sustain our historical level of international sales.

     We operate in a global market. In the first nine months of fiscal 2005, approximately 69% of our sales revenue derived from sales outside of the United States. In fiscal 2004, approximately 47% of our sales revenue derived from sales outside the United States. In fiscal 2003, approximately 38% of our sales revenue derived from sales outside the United States. In fiscal 2002, approximately 29% of our sales revenue derived from sales outside the United States. We expect that international sales will continue to represent a significant portion of total sales. Sales to customers outside the United States involve a number of risks, including the following:

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

     Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to our investments in foreign- affiliates. As of May 28, 2005, our investments in affiliate included a 49% interest in m•FSI LTD, which operates in Japan and an approximately 12% interest in Nortem N.V. (formerly known as Metron Technology), which is in the process of being liquidated. We denominate all U.S. export sales in U.S. dollars. Our investment in Nortem N.V. was accounted for as marketable securities as of May 28, 2005. In June 2005, we received the final distribution. See Note 1 of the Notes to the Consolidated Financial Statements of this report for further discussion related to the final distribution.

     Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region in March 2003, we have and will continue to incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* As of May 28, 2005, we had not entered into any hedging activities and our foreign currency transaction loss for the first nine months of fiscal 2005 was insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.

     We do not have significant exposure to changing interest rates as all material outstanding debt was repaid in 1999. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on net loss before income taxes of a 1% change in short-term interest rates would be approximately $357,000 based on cash, restricted cash, cash equivalents and marketable security balances as of May 28, 2005.

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

     In February 2005, the Court of Appeal upheld the damage awarded to Mr. Hsu. The total judgment against SSI together with post judgment interest and attorneys’ fees as of February 26, 2005 aggregated approximately $7.9 million. As a result, we recorded a $0.3 million charge in the second quarter of fiscal 2005. During the third quarter of fiscal 2005, we retired the 250,000 shares of our common stock held in escrow. As the SSI merger was a pooling of interests, we decreased our stockholder’s equity by an amount equal to $3.0 million (valuing the escrow shares at $12.125 per share, the market price of our common stock at the date of consummation of the SSI acquisition). On March 28, 2005, we tendered funds totaling approximately $7.9 million to the Hsus via a cashiers check which we believe was the full judgment amount plus all applicable interest. This included $1.6 million of cash provided by the individual defendants. Subsequently, instead of depositing the cashiers check, the Hsus filed a motion with the court to enforce the judgment against the appeal bond and we and the individual defendants filed a motion to release the bond. The court heard the motions on May 27, 2005 and deferred a decision until July 1, 2005. Prior to the July 1, 2005 hearing, the Hsus filed a supplemental motion seeking to recover attorneys’ fees, costs and additional interest from the appeal bond in the approximate amount of $315,000. We, along with the individual defendants, filed additional briefs with the court arguing against granting the Hsus’ motion for attorneys’ fees, costs and additional interest to enforce the judgment. We believe that interest stopped accruing when we tendered the cashiers check to the Hsus and that we have no obligations to reimburse the Hsus for any additional interest, attorneys’ fees and costs. The Hsus cashed the cashiers check prior to the July 1, 2005 hearing. The court heard the supplemental motion and additional briefs on July 1, 2005 and deferred a decision until July 22, 2005.

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

     We agreed to pay SCP $4.0 million for a release from past infringement claims and a prospective license under all four patents asserted against us in the two lawsuits. The release applies to all purchasers of our products containing its Surface Tension Gradient (“STG®”) technology. The prospective license applies to all end-user customers of our products, subject to certain limitations. In addition, we agreed to supply SCP customers, at a pre-established price, its rinse/dry kits to implement its STG® technology for certain applications.

     We have made payments of $3.2 million as of May 28, 2005 and will make the final payment of $750,000 in the second quarter of fiscal 2006. As a result, we recorded a $3.4 million charge to operations in the second quarter of fiscal 2004. We had previously recorded a $0.6 million charge to operations associated with this litigation.

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

FSI INTERNATIONAL, INC. ..................................................

[Registrant]

	By:	/s/ Patricia M. Hollister

Patricia M. Hollister
DATE: July 7, 2005		Chief Financial Officer
on behalf of the
Registrant and as
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation. (5)	Incorporated by reference.

2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)	Incorporated by reference.

2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (6)	Incorporated by reference.

3.1	Restated Articles of Incorporation of the Company. (2)	Incorporated by reference.

3.2	Restated and amended By-Laws. (9)	Incorporated by reference.

3.5	Articles of Amendment of Restated Articles of Incorporation. (7)	Incorporated by reference.

3.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Shares. (3)	Incorporated by reference.

4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent. (3)	Incorporated by reference.

4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent. (4)	Incorporated by reference.

4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent. (8)	Incorporated by reference.

4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May 22, 1997, as amended on March 26, 2008 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights Agent. (10)	Incorporated by reference.

4.5	Form of Fourth Amendment to Share Rights Agreement, dated as of May 22, 1997, as amended on March 26, 1998, March 9, 2000 and April 3, 2002 by and between FSI and Computershare Investor Services (formerly Harris Trust and Savings Bank), as Rights Agent. (11)	Incorporated by reference.

31.1	Certification by Principal Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 8-A, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A2, filed by the Company on April 9, 2002, SEC File No. 0-17276, and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on January 11, 2005, SEC File No. 0-17276, and incorporated by reference.