Form 10-K
period 2005-08-27
FSI INTERNATIONAL INC
filed 2005-11-10
CIK 841692

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 27, 2005

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
Common Stock, no par value; Preferred Share Purchase Rights
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on February 25, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ National Market System, was approximately $135,944,000. Shares of common stock held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This amount is provided only for purposes of this report on Form 10-K and does not represent an admission by the Registrant or any such person as to the status of such person.
      As of October 31, 2005, the Registrant had issued and outstanding 29,883,000 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on January 24, 2006 and to be filed within 120 days after the Registrant’s fiscal year ended August 27, 2005, are incorporated by reference into Part III of this Form 10-K Report. (The Audit and Finance Committee Report, the Compensation Committee Report and the stock performance graph of the Registrant’s proxy statement are expressly not incorporated by reference herein.)

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
The Company
      FSI International, Inc., a Minnesota corporation organized in 1973 (“FSI”), designs, manufactures, markets and supports equipment used in the fabrication of microelectronics, such as advanced semiconductor devices. In fiscal 2005, we provided Surface Conditioning technology solutions and POLARIS® system support services to worldwide manufacturers of integrated circuits.
      The Surface Conditioning (“SC”) business manufactures, markets and supports equipment that uses wet, vapor, cryogenic and other chemistry techniques to clean, strip or etch the surfaces of silicon wafers. The POLARIS Systems and Services (“PSS”) business provides key services enabling customers to achieve a reasonable life for our legacy POLARIS Microlithography systems. Microlithography uses light to transfer a circuit pattern or image onto a silicon wafer. Our PSS products are used in the microlithography process to deposit light-sensitive material onto the surface of a wafer and also to develop the image in the photosensitive material. These businesses are supported by service groups that provide finance, human resources, information services, sales and service, marketing and other administrative functions.
      In fiscal 2005, our products were directly sold and serviced by us in North America, Europe, and the Asia Pacific region. In addition, our products are sold and serviced in Japan through our affiliate, m•FSI, LTD. Prior to March 1, 2003, our products in Europe and Asia Pacific were distributed primarily through Metron Technology, N.V. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the termination of the Metron Technology distribution agreements.
Industry Background
      The complex process of fabricating semiconductor devices involves several distinct phases that are repeated numerous times. Because each production phase typically requires different processing technologies and equipment, no one semiconductor equipment supplier currently produces all types of tools needed to equip an entire state-of-the-art fabrication facility. Instead, semiconductor device manufacturers typically equip their facilities by combining manufacturing equipment produced by a number of suppliers. Each set of equipment performs specific functions in the manufacturing process.
      Generally, increasing demand for computer chips, new computer chip designs, new materials of fabrication and new substrate (the underlying material upon which a semiconductor device or integrated circuit is formed) types — both size and composition — drives demand for new microelectronics manufacturing equipment and processes. Industries that use microelectronics increasingly demand higher performance devices from manufacturers. Over the last decade, device manufacturers have reduced the feature size and substantially increased the functionality of individual devices through a number of technological advances. Many of these advancements are made possible using the equipment and technologies FSI provides to the semiconductor industry.
      Our business depends upon the microelectronics manufacturers’ capital equipment expenditures. Manufacturers’ expenditures in turn depend on the current and anticipated market demand for products that use microelectronic devices. The microelectronics industry has been cyclical in nature and has experienced periodic downturns. Microelectronics manufacturers require equipment suppliers to take an increasingly active role in meeting the manufacturers’ technology development and capital productivity requirements. Equipment suppliers satisfy this requirement by developing and supporting products and processes required to address the new trends in microelectronics manufacturing. These trends include development of smaller geometries, transition to new materials, migration to 300 millimeter (“mm”) wafers and wafer level packaging.
      A number of semiconductor device manufacturers began the transition from 200 to 300mm diameter wafers in calendar 2000. Based upon a report published in September 2005 by the Gartner Group, a leading industry market research firm, the percentages of investment in semiconductor process equipment allocated by semiconductor manufacturers to 300mm capable products were approximately 26% in calendar 2001, 40% in calendar 2002, 52% in calendar 2003 and 57% in calendar 2004. Semiconductor manufacturers’ investment in 300mm capable products is forecasted to be approximately 73% of their total equipment spending in calendar 2005 and 80% of their total equipment spending in calendar 2006.*
      The semiconductor equipment market has experienced a decline from calendar 2000 through 2004. According to the Gartner Group, purchases of semiconductor equipment by microelectronics manufacturers decreased 19% from $47 billion in calendar 2000 to $38 billion in calendar 2004. Based upon the most recent Gartner Group forecast, the semiconductor equipment industry is expected to further decline 12% in calendar 2005.*
Products
      The mix of products we sell has varied significantly from year to year. The following table sets forth, for the periods indicated, the amount of revenues and approximate percentages of our total revenues by our principal product lines:

	Fiscal Year Ended

	August 27,		August 28,		August 30,
	2005		2004		2003

	(Dollars in thousands)
Surface conditioning products	$51,857	60.0%	$56,579	49.5%	$46,594	52.5%
POLARIS® Systems and Services products	8,764	10.2%	16,521	14.4%	20,173	22.7%
Spare parts and service	25,749	29.8%	41,304	36.1%	22,059	24.8%

	$86,370	100.0%	$114,404	100.0%	$88,826	100.0%

Surface Conditioning Products
      Our surface conditioning products perform etching and cleaning operations for:

•	front-end-of-line (“FEOL”) fabrication steps, where integrated circuits or transistors are formed in and on the substrate during the manufacturing process;

•	back-end-of-line (“BEOL”) fabrication steps, where metal wiring levels are formed on the surface of the wafer and are connected to the transistors; and

•	wafer-level packaging surface preparation, including cleaning, etching and stripping functions necessary to fabricate solder bumps or other terminal structures needed to connect the chip to the circuit board.
      In today’s most advanced integrated circuit (“IC”) manufacturing, there are over 100 surface preparation steps. Many factors are considered when designing and optimizing a surface preparation process to meet a particular application need. These factors can include:

•	cleaning and etching goals, which are related to the removal of wafer contaminates and films;

•	selectivity goals, which are related to leaving desired films and structures intact; and

•	manufacturing goals, which are related to cost, productivity, safety and environmental concerns.
      The priority of each factor in determining the final surface preparation process can vary widely across the approximately 100 different steps and depends on the contaminants that need to be removed, the materials that need to be preserved on the wafer surface, the dimensions of patterned features and overall process integration. This wide variety of requirements and priorities indicates there is no one surface preparation technology that can provide the optimal process for each surface preparation requirement. This is why FSI offers a range of technologies that allow us, with our customers, to select and optimize the best solution for each step. These technologies include batch spray, batch immersion and single wafer cryogenic aerosol.
      Spray Processing Systems. Our spray processing systems, which include the MERCURY® and ZETA® Spray Cleaning Systems, are sophisticated surface conditioning systems that remove unwanted films and contaminations from the surface of semiconductor wafers at various stages in the microelectronic device fabrication process. Multiple cassettes that contain up to 26 wafers each are placed onto a turntable inside the system’s process chamber. As the turntable rotates, dispense ports apply a chemical spray to the wafers’ surfaces to dissolve and remove the undesirable films and contaminants. After chemical application, deionized water (ultrapure water that has been treated and is used to remove all possible contaminants from the surface of a silicon wafer such as ions, bacteria, silica, particles and dissolved metals) is sprayed on the wafer surfaces to rinse away the chemicals. Multiple chemical and rinse steps may be employed depending on the customer’s specific application. The process sequence is completed with a dry step: a flow of nitrogen into the chamber dries the wafers and the chamber. Our sophisticated control system and chemical mixing manifold allows the user to define, control and monitor a variety of chemical mixtures, temperatures and sequences. This enables the user to rapidly develop new processes and utilize the systems for multiple applications.
      Our batch spray systems achieve state-of-the-art performance and are well suited for applications that require removal of high levels of contamination. Through efficient use of chemicals and water along with small footprints, customers realize operational costs that can be lower than competing systems.
      The MERCURY® System is a semi-automated batch spray processor designed for wafer sizes up to 200mm in diameter and process technologies through the 130 nanometers (“nm”) node. The system offers the benefits of low capital cost and low cost of ownership in a small footprint. The MERCURY System ranges in price from $400,000 to $1,100,000 depending on features.
      The fully-automated ZETA® System, a batch spray processor, is currently available in configurations for both 200 and 300mm wafers. The advanced process controls, process capability and automation are ideal for leading technology nodes, particularly 130nm and below. Our ZETA products provide a reliable, automated environment to move wafers to and from the process chamber. This tool’s eight-chemical flow system allows for a wide range of chemical blend ratios. The system is also available in a semi-automated configuration capable of processing 200mm or 150mm wafers. Our ZETA systems range in price from $1,000,000 to $2,800,000.
      Subsequent generations of the ZETA System, have increased capabilities with the addition of new tool packages and processes. The FlashCleantm Advantage package, consisting of hardware, software and process advancements, enhances system productivity and performance by shortening process time and increasing throughput. The PlatNiStriptm process for nickel platinum films is designed to help our customers implement salicide formation at the 65-nm technology node. The EcoBlendtm dilute acid process is a cost-effective and environmentally friendly method to remove post-ash residues for aluminum and tungsten interconnect applications.
      To address our customers’ desire for more environmentally benign processes, we supply an ozonated water generation module for use with our MAGELLAN, ZETA and MERCURY Systems. The use of ozone (a form of oxygen having three atoms to the molecule) in semiconductor processing is attractive because it uses only oxygen and water in the place of sulfuric acid and hydrogen peroxide mixtures and lowers costs by reducing chemical consumption, water usage and waste treatment.
      CryoKinetic Processing Systems. Our ANTARES CryoKinetic (an energy transfer process used to remove non-chemically bonded particles from the surface of a microelectronic device) Cleaning System is a fully automated, single-wafer cleaning platform designed for 200 and 300mm wafers. These systems offer a field-proven history of removing surface particle defects and improving customer yields. The ANTARES system cleans using an all-dry non-chemically reactive method of removing defects from all surface types from the beginning to the end of the device manufacturing process. Of particular benefit to our customers is its inherent compatibility with new device materials and increasingly smaller device features.
      CryoKinetic clean technology allows our customers to insert particle removal steps in the manufacturing line where previous or traditional wet cleaning and scrubber methods have been phased out due to their incompatibility with new materials and were found to cause watermark residue and surface charge defects. Implementing the CryoKinetic clean allows our customers to recover yield that would normally be lost by traditional approaches.
      The ANTARES system is also available with the AspectCleantm process. The AspectClean process is a method of removing particle defects from front-end-of-line (FEOL) and back-end-of-line (BEOL) patterned structures without altering film properties or physically damaging the structures, which is becoming more critical in 65nm development programs and 90nm production ramps. Traditional methods of defect reduction have been phased out due to damage issues, where as this process is demonstrating high removal efficiency on sensitive narrow structures without causing damage.
      We believe the technical capabilities of the ANTARES system are extendable well beyond current technology nodes and will result in increased customer acceptance due to the limitations of aforementioned scrubbing methods.* ANTARES systems range in price from $1,200,000 to $2,200,000.
      Vapor Processing Systems. We are discontinuing the EXCALIBUR product line at the end of calendar year 2005. Changing market needs created a situation where the specialized use of the EXCALIBUR system was no longer required. FSI will retain the extensive portfolio of intellectual property patents as it relates to this technology.
      Immersion Processing Systems. Immersion cleaning systems are used to clean silicon wafers by immersing wafers in multiple tanks filled with process chemicals. These systems enable the implementation of high performance isopropyl alcohol (“IPA”) assisted drying to meet the critical cleaning requirements for 90, 65, and 45nm technology nodes. Our MAGELLAN Immersion Cleaning System is a fully automated immersion cleaning system designed for either 200 or 300mm wafers at advanced technology nodes and is capable of multiple mainstream cleans, including critical clean, resist strip and etch. It is differentiated from the competition through its process performance, flexibility, extendibility, and rapid cycle time in a footprint that is up to 40% smaller than the leading competition when configured for specific applications. The tool incorporates a portfolio of exclusive intellectual property, including our Surface Tension Gradient (STG®) rinse/dry technology, SymFlowtm etch technology, ozone oxide re-growth technology, and narrow-gate-compatible MegaLenstm Acoustic Diffuser megasonic cleaning technology. The MAGELLAN System is qualified for several processes including FEOL critical clean, FEOL photoresist strip (an etch-resistant material used for transferring an image to the surface of a silicon wafer) and post-ash clean, oxide etch and nitride etch.

      In 2005, we expanded the MAGELLAN’s maximum process module configuration from five to seven, thereby enabling optimal configurations for integrated cleaning and multi-function cleaning opportunities. In addition, we made numerous product enhancements to enable tool transition from research and development to high volume manufacturing. The MAGELLAN System ranges in price from $2,000,000 to $5,000,000.
      YieldUP Rinse Dry and Immersion Systems. An end-of-life plan for our YieldUP systems has been initiated. See Item 3 — “Legal Proceedings” for additional information on our ability to sell YieldUP 2100 modules. All YieldUP 2100 rinsing and drying modules will be shipped by February 18, 2006. The last shipments of YieldUP 2000 and 4000 stand-alone systems will be June 1 and July 31, 2006, respectively. YieldUP modules and systems range in price from $170,000 to $700,000.
PSS Products
      Our PSS products are microlithography products used to deposit photoresist, which is light-sensitive, etch-resistant material used to transfer an image to the surface of a silicon wafer and develop the photosensitive material. Following our announcement on March 17, 2003 to exit the resist process equipment market, we discontinued our active manufacture and sale of these products and established the PSS business to provide key support services to our global POLARIS customer base. PSS offers:

•	software maintenance, process applications support, engineering and equipment maintenance.

•	customer’s robot refurbishment, system level and standard upgrades, systems operations and maintenance training and spare parts.

•	POLARIS Refresh Programtm, in which customers can purchase certified POLARIS clusters (an integrated environmentally isolated manufacturing system consisting of process, transport, and cassette modules mechanically linked together) made of both new and pre-owned, re-qualified modules. This allows customers to add capacity for a lower capital investment. The ratio of new to pre-owned modules is based on customer expectations and the availability of used modules. These systems are able to accommodate a variety of processes and can be purchased in a new configuration, or a system can be reconfigured and upgraded to match installed configurations.
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
Backlog and Seasonality
      Our backlog consists of orders with delivery dates within the next 12 months for which a customer’s purchase order has been received. Our backlog at fiscal 2005 year-end was $19.3 million, at fiscal 2004 year-end was $20.1 million and at fiscal 2003 year-end was $25.6 million. Approximately 53% of our backlog at fiscal 2005 year-end and 52% of our backlog at fiscal 2004 year-end was comprised of orders from two customers for each year. Seagate Technology and Texas Instruments were the top two customers in backlog at the end of fiscal 2005. Samsung and Intel were the top two customers in backlog at the end of fiscal 2004. The loss of any of these customers could have a material adverse effect on our operations.

All orders are subject to cancellation by the customer and in some cases a penalty provision could apply to a cancellation.
      In fiscal 2005, purchase orders aggregating approximately $3.1 million, constituting 3.6% of sales, were canceled and not rescheduled. In fiscal 2004, purchase orders aggregating approximately $1.1 million, constituting 0.6% of sales, were canceled and not rescheduled. Because of the timing and relative size of certain orders received by us and possible changes in delivery schedules and order cancellations, our backlog can vary from time to time so that backlog as of any particular date is not necessarily indicative of actual sales for any subsequent period. Our business is not seasonal to any significant extent. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional sales and backlog information.
Research and Development
      We believe that our future success depends in large part on our ability to enhance and advance, in collaboration with our customers and other equipment and materials manufacturers, our existing SC product lines to meet the changing needs of microelectronics manufacturers. We believe that industry trends, such as the use of smaller circuit geometries, increased use of larger substrates and manufacturers’ increased desire for integrated processing equipment, will make highly automated and integrated systems, including single substrate processing systems, more important to customers. For assistance in our development efforts, we maintain relationships with our customers and others, who help identify and analyze industry trends and our development activities to meet the industry’s advanced technology needs.
      Our current research and development programs are focused on creating new processes and technologies for cleaning substrates without damaging ever smaller patterned features being used for the most advanced IC devices. We are also conducting programs to increase process control and flexibility through monitoring and software management systems and process automation, robotics automation in the cleanroom, and integration of our product offerings with other suppliers’ products. Each of these programs involves collaboration with customers and other equipment manufacturers to ensure proper machine configuration and process development to meet industry requirements.
      We maintain an 8,000-square-foot, state-of-the-art demonstration and process development laboratory for our Surface Conditioning business in our Chaska, Minnesota facility. In addition, our Japanese affiliate, m•FSI, LTD, maintains a demonstration laboratory in its Okayama, Japan facility.
      Expenditures for research and development, which are expensed as incurred, during fiscal 2005 were approximately $22.1 million, representing 25.6% of total sales. Expenditures for research and development during fiscal 2004 were approximately $22.5 million, representing 19.6% of total sales, and expenditures for research and development during fiscal 2003 were approximately $31.1 million, representing 35.0% of total sales. The fiscal 2003 to fiscal 2004 decline relates primarily to our decision to exit the resist processing market in March 2003.
      We expect to continue to make substantial investments in research and development.* We also recognize the importance of managing product transitions successfully, as the introduction of new products could adversely affect sales of existing products.
Marketing, Sales and Support
      We market our products worldwide to manufacturers of microelectronic devices. Our marketing and sales efforts are focused on building long-term collaborative relationships with our customers. These efforts are supported by marketing, sales, and service personnel, along with applications engineers. These worldwide FSI teams work collaboratively with individual IC manufacturers, in FSI process laboratories and at customer sites, to transfer FSI developed product and process innovations, integrate them into customer process flows and optimize them according to customer priorities.
      On October 9, 2002, we announced the early termination of our distribution agreements with Metron Technology, effective March 1, 2003. This change occurred as a result of our customers asking us to strengthen our presence in these regions and to bring them the full capabilities of our organization. We worked closely with Metron Technology to ensure a successful transition of sales, applications, service and spares logistical functions.
      As of the end of fiscal 2005, our sales effort was supported by approximately 125 employees and contractors engaged in customer service and support. During fiscal 2005, our products were directly sold and serviced by us in North America, Europe and the Asia Pacific region, and through our joint venture, m•FSI, LTD, in Japan.
      We believe as a result of our direct selling and service initiative, we are experiencing broader product adoption in Europe and the Asia Pacific regions.* By providing a full portfolio of direct support services, we have developed stronger customer relationships and our customers are beginning to show greater interest in expanding beyond their use of FSI traditional spray cleaning technologies to include new BEOL and wafer bumping applications for spray, as well as employing our advanced immersion and CryoKinetic technologies. Our increased responsiveness on the local level has resulted in more productive collaborative efforts and joint development programs with IC makers throughout the world for 90nm production and 65 and 45nm development projects.
      International sales, in Europe and Asia accounted for approximately 64% of total sales in fiscal 2005, 47% of total sales in fiscal 2004, and 38% of total sales in fiscal 2003.
      On August 16, 2004, Metron Technology entered into a Stock and Asset Purchase Agreement (“Purchase Agreement”) with Applied Materials, Inc. (“Applied”). On December 14, 2004, Applied, pursuant to the Purchase Agreement, acquired the worldwide operating subsidiaries and business of Metron Technology. Applied paid approximately $84,567,000 in cash to Metron Technology upon closing on December 14, 2004. In connection with the consummation of the asset sale to Applied, Metron Technology changed its name to Nortem N.V. (“Nortem”) and began a liquidation process. Nortem was delisted from the NASDAQ on April 15, 2005 and began trading over-the-counter. Shareholders of Nortem received two liquidating distributions. The initial distribution was made on March 14, 2005 at $3.75 per share. We received $5.6 million and recorded a gain of $4.2 million in the third quarter of fiscal 2005. In June 2005, we received the final distribution from Nortem, net of certain Dutch withholding taxes. A portion of the final distribution was deemed a dividend, and that portion was subject to withholding tax. The net distribution was approximately $1.02 per share. We received $1.5 million and recorded a gain of approximately $1.6 million in the fourth quarter of fiscal 2005 related to this final distribution. We also recorded a receivable for approximately $0.1 million for a refund of a portion of the Dutch withholding taxes.
      We own a 49% equity interest in m•FSI, LTD, a Japanese joint venture company formed in 1991 with MBK Project Holdings LTD. (formerly Mitsui & Co., LTD.) and its wholly owned subsidiary, Chlorine Engineers Corp., LTD. (collectively, “Mitsui”). Mitsui owns a 51% equity interest in m•FSI. In connection with its formation, we and Mitsui granted m•FSI certain product and technology licenses and product distribution rights pursuant to a license agreement and a distribution agreement. m•FSI also distributes products of other manufacturers and its own internally developed products. In September 2004, m•FSI granted FSI exclusive rights to distribute certain of m•FSI’s products outside of Japan and an exclusive license covering the patents and related technology with regard to certain products for use outside of Japan.
      In fiscal year 2003, the majority of our international sales were made to Metron Technology or m•FSI for resale to end users of our products. In addition to Metron Technology (prior to the termination of our distribution agreements) and m•FSI having a direct presence in Europe and Asia, we augmented their support to customers with sales and service personnel located in the regions. In some cases, we also sold directly to an international customer, in which case we paid a commission to our affiliated distributor in connection with the sale. When commissions are taken into account, the international sales to our affiliates are on terms generally no less favorable to us than international sales by us directly to non-affiliates.

Manufacturing, Raw Materials and Suppliers
      We maintain manufacturing facilities in Chaska, Minnesota and Allen, Texas. We typically assemble our products and systems from components and prefabricated parts manufactured and supplied by others, such as process controllers, robots, integrated circuits, power supplies, stainless steel pressure vessels, chamber bowls, valves and relays. Certain of the items manufactured by others are made to our specifications. Typically, final assembly and systems tests are performed by our manufacturing personnel. Quality control is maintained through quality assurance programs with suppliers, incoming inspection of components, in-process inspection during equipment assembly, and final inspection and operation of manufactured equipment prior to shipment. We have a company-wide quality program in place and received ISO 9001 certification in 1994 and ISO 9000:2000 certification in 2003.
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
Competition
      The semiconductor equipment industry is very competitive and marked by ever advancing technology challenges. Significant competitive factors in the equipment market include system price, which encompasses total cost of ownership, quality, process performance, reliability, flexibility, extendibility, integration with other products, process or tool of record, and customer support.
      Many of our established competitors have greater financial, engineering, research, development, manufacturing, marketing, service and support resources. To remain competitive, we must invest in research and development, marketing, customer service and support programs, and must manage our operating expenses. There can be no assurance that we will have sufficient resources to continue to make these investments or that our products will continue to be viewed as competitive as a result of technological advances by existing or new competitors or due to changes in semiconductor technology.
      Our surface conditioning products compete with, among others, DaiNippon Screen Manufacturing Co. Ltd., Kaijo Denki, S.E.S. Co., Ltd., Semitool, Inc., The SEZ Group, AKrion and Tokyo Electron Ltd. Our PSS organization competes with various small equipment refurbishment, equipment maintenance and spare parts providers.
Customers
      We sell products from one or more of our product lines to most major microelectronics manufacturers. We have an extensive history of sales to several of the largest integrated circuit manufacturers and we have over 100 active customers worldwide.
      Texas Instruments accounted for approximately 14% of our total sales in fiscal 2005, 16% of our total sales in fiscal 2004 and 24% of our total sales in fiscal 2003. Samsung Electronics accounted for approximately 11% of our total sales in fiscal 2005 and less than 10% of our total sales in both fiscal 2004 and fiscal 2003. IBM accounted for less than 10% of our total sales in fiscal 2005 and fiscal 2004 and approximately 14% of our total sales in fiscal 2003. The loss of any of these customers could have a material adverse effect on our operations.
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

      Sales to m•FSI LTD, our international distributor, accounted for approximately 5% of our total sales in fiscal 2005. Sales to m•FSI LTD and Metron Technology, our international distributors, accounted for approximately 13% of our total sales in fiscal 2004, and 17% of our total sales in fiscal 2003. Usually these systems are purchased for resale to device manufacturers. On October 9, 2002, we announced the termination of our distribution agreements with Metron Technology effective March 1, 2003. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the termination of the Metron Technology distribution agreements.
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
Patents, Trademarks and Intellectual Property
      Our success depends upon a variety of factors, including proprietary technology. It is important to protect our technology by obtaining and enforcing patents. Consequently, we have an active program to file patent applications in the United States and other countries on inventions we consider significant. We also possess other proprietary intellectual property, including trademarks, know-how, trade secrets and copyrights. We also protect our proprietary information through confidentiality agreements with our employees and with third parties.
      We have a number of patents in the United States and other countries, and additional applications are pending. These patents may be challenged, invalidated or circumvented, or may not provide any competitive advantages to us. Pending applications may not result in patents and the claims allowed in future patents may not be sufficiently broad to protect our technology. The laws of some foreign countries may not permit the protection of our proprietary rights to the same extent as under the laws of the United States. Although we believe that protection afforded by our patents, patent applications, and other intellectual property rights has value, because of rapidly changing technology, our future success is dependent on our employees’ skill sets.
      In the normal course of business, we from time to time receive and make inquiries about possible patent infringement. In dealing with such inquiries, it may be necessary or useful for us to obtain or grant licenses or other rights. However, there can be no assurance that such license rights will be available to us on commercially reasonable terms, or at all. The inability to obtain certain license or other rights, or to obtain such licenses or rights on favorable terms, or the need to engage in litigation could have a material adverse effect on us. See also Item 3 — “Legal Proceedings” for a discussion of litigation.
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
      We have approximately 95 U.S. patents. Expiration dates range from April 2006 to December 2023.

Employees
      As of August 27, 2005, we had approximately 486 full and part-time employees. Competition for highly skilled employees is intense. We believe that a great part of our future success depends upon our continued ability to retain and attract qualified employees. We are not subject to any collective bargaining agreement and have never been subject to a work stoppage. We believe we have good relations with our employees.
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

Other Risk Factors
      We discuss certain risk factors in the “Risk Factors Section” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

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
      In February 2005, we sold our 162,000 square foot Allen, Texas facility. Concurrent with the sale, we entered into a sublease of approximately 40,000 square feet of space in the facility. The lease ends on August 31, 2006; however, we have an option to extend the sublease term for one additional period of 12 months, by giving not less than 90 days prior written notice.
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
      Certain of our product lines are intended for use with hazardous chemicals. As a result, we are notified by our customers from time to time of incidents involving our equipment that have resulted in a spill or release of a hazardous chemical. We maintain product liability insurance in an effort to minimize our risk. However, in some cases it may be alleged that we or our equipment are at fault. There can be no assurance that any future litigation resulting from such claims would not have a material adverse effect on our business or financial results.

Hsu Litigation
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
      In September and October 2000, certain of Mr. Hsu’s claims were tried to a jury in Alameda County Superior Court in Oakland, California. At the conclusion of the trial, the jury found that SSI breached the Shareholder Agreement between it and Mr. Hsu and that the damages that resulted were approximately $2.4 million. In addition, each of the individual defendant shareholders was found liable for conversion, and damages of $4.2 million were awarded. Certain individual defendants were also found to have intentionally interfered with Mr. Hsu’s prospective economic advantage and damages of $3.2 million were awarded. Finally, several individual defendants and SSI were found to have violated certain provisions of the California Corporation Code and damages of $2.4 million were awarded.
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
      Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied these post-trial motions and there was no reduction in damages against SSI. Mr. Hsu was awarded an additional $431,000 for attorneys’ fees and expenses incurred since the judgment was rendered in November 2001. Subsequently, SSI and the individual defendants filed an appeal on a variety of grounds, and we posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, we entered into a letter of credit in the amount of $5.2 million with a surety company. This letter of credit was collateralized with restricted cash of the same amount. The appellate court upheld the original judgment.
      The total judgment against SSI together with post judgment interest and attorneys’ fees as of February 26, 2005 aggregated approximately $7.9 million. As a result, we recorded a $0.3 million charge in the second quarter of fiscal 2005. We had previously recorded $3.3 million of charges to operations associated with this litigation. During the third quarter of fiscal 2005, we retired the 250,000 shares of our common stock held in the escrow created at the time of our acquisition of SSI to cover such claims. As the SSI merger was a pooling of interests, we decreased our stockholder’s equity by an amount equal to $3.0 million. On March 28, 2005, we tendered funds totaling approximately $7.9 million to the Hsus via a cashier’s check which we believe was the full judgment amount plus all applicable interest. This included $1.6 million of cash provided by the individual defendants. Subsequently, instead of depositing the cashier’s check, the Hsus filed a motion with the court to enforce the judgment against the appeal bond and we and the individual defendants filed a motion to release the bond. The Hsus cashed the cashiers check in July 2005. In August 2005, the court ruled in our favor and an acknowledgement of full satisfaction of the judgment was filed with the courts by the Hsus’ attorneys. The bond was released in August 2005.

YieldUP Patent Litigation
      In September 1995, CFM Technologies, Inc. and CFMT, Inc. (collectively “CFM”) filed a complaint in United States District Court for the District of Delaware against YieldUP, now known as SCD Mountain View, Inc., our wholly owned subsidiary. CFM filed an additional complaint against YieldUP in United States District Court for the District of Delaware on December 30, 1998.
      On January 3, 2001, Mattson Technology, Inc. (“Mattson”) completed the merger of the semiconductor equipment division of Steag Electronic Systems AG and CFM and established its wet products division. With the merger completed, Mattson assumed responsibility for the two suits CFM filed against YieldUP. On March 17, 2003, SCP Global Technologies (“SCP”) acquired the wet product division of Mattson, including CFM and assumed responsibility for the two lawsuits.
      On February 19, 2004, FSI and SCP announced that they settled the two patent infringement lawsuits pending in the United States District Court for the District of Delaware. In an effort to settle these lawsuits, we acknowledged the validity and enforceability of the patents, but disputed that any of our products infringed upon the claims of the patents.
      We agreed to pay SCP $4.0 million for a release from past infringement claims and a prospective license under all four patents asserted against us in the two lawsuits. The release applies to all purchasers of our products containing its Surface Tension Gradient (“STG®”) technology. The prospective license applies to all end-user customers of our products, subject to certain limitations. In addition, we agreed to supply SCP customers, at a pre-established price, our rinse/dry kits to implement STG® technology for certain applications.
      As a result, we recorded a $3.4 million charge to operations in the second quarter of fiscal 2004. We had previously recorded a $0.6 million charge to operations associated with this litigation. We have made payments of $3.2 million as of August 27, 2005 and will make the final payment of $750,000 in the second quarter of fiscal 2006.*

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
      There were no matters submitted to a vote of shareholders during the fourth quarter ended August 27, 2005.

ITEM 4A.	EXECUTIVE OFFICERS OF THE COMPANY
      The executive officers are elected by the board of directors, generally for a term of one year, and serve until their successor is elected and qualified. The following table and discussion contains information regarding our current executive officers.

Name	Age	Position

John C. Ely(1)	46	Vice President, Global Sales and Service
Patricia M. Hollister(2)	45	Chief Financial Officer and Assistant Secretary
Donald S. Mitchell(3)	50	Chairman and Chief Executive Officer
Benno G. Sand(4)	51	Executive Vice President, Business Development and Investor Relations and Secretary

(1)	John Ely was named Vice President of Global Sales and Service in June 2003. He was Executive Vice President; President, of our Surface Conditioning Division from August 2000 to June 2003. Mr. Ely was the Surface Conditioning Division’s Sales/ Marketing/ Applications Manager from 1997 to 2000; General Manager from 1995 to 1997; Product Specialist/ Product Manager from 1989 to 1995; and in direct sales from 1985 to 1989. Prior to joining FSI, Mr. Ely was in sales and was the Western Territory Manager based in California for Galtek, a subsidiary of Entegris, Inc.. Mr. Ely is a director of m•FSI, LTD and SCD Mountain View, Inc, one of our subsidiaries.

(2)	Patricia Hollister has served as Chief Financial Officer since January 1998 and as Assistant Secretary since January 2000. She was our Corporate Controller from March 1995 to January 1998. Prior to joining FSI, Ms. Hollister was employed by KPMG LLP in Minneapolis, Minnesota where she served over 12 years on various audit and consulting engagements, most recently as a Senior Manager. Ms. Hollister is a director of various FSI-owned foreign subsidiaries as well as NVE Corporation.

(3)	Donald Mitchell was named Chief Executive Officer and President of FSI in December 1999 and became Chairman of the Board of Directors for FSI in January 2002. From its formation in 1998 until December 1999, he was President of Air Products Electronic Chemicals, Inc., located in Carlsbad, California, a division of Pennsylvania-based Air Products and Chemicals, Inc. From 1991 to

1998, he served as President of Schumacher, a leading global chemical equipment and services supplier to the semiconductor industry. Throughout his career with Schumacher, he held various executive positions, including Vice President of Operations and Vice President of Sales and Marketing. Mr. Mitchell is a director of FSI and m•FSI, LTD. Mr. Mitchell served as the 1999/2000 Chairman of the Board of Directors for Semiconductor Equipment and Materials International, a leading global industry trade association and was a member of the Board until July 2005.

(4)	Benno Sand has served as Executive Vice President, Business Development and Investor Relations since January 2000. He has served as Executive Vice President since January 1992 and Secretary since February 2002. Mr. Sand also served as Chief Administrative Officer from January 1998 to December 1999, as Chief Financial Officer from October 1990 to January 1998, and as Vice President of Finance from October 1987 to January 1992. Mr. Sand is a director of various FSI-owned United States and foreign subsidiaries as well as PPT Vision, Inc. and MathStar, Inc.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      Our common stock is traded on the NASDAQ National Market System under the symbol “FSII”. The following table sets forth the highest and lowest sale prices each day, as reported by the NASDAQ-National Market System for the fiscal periods indicated:

	2005		2004

	High	Low	High	Low

Fiscal Quarter
First	$5.56	$3.86	$6.67	$4.35
Second	4.91	3.99	9.24	6.26
Third	4.77	3.22	8.70	4.70
Fourth	4.26	3.42	8.07	4.01
      There were approximately 553 record holders of our common stock on October 25, 2005.
      We have never declared or paid cash dividends on our common stock. We currently intend to retain all earnings for use in our business, and do not anticipate paying dividends in the foreseeable future.*

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
      The table that follows presents portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and the related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The Consolidated Statement of Operations data for the years ended August 27, 2005, August 28, 2004 and August 30, 2003, and the Consolidated Balance Sheet data as of August 27, 2005 and August 28, 2004, are derived from our Consolidated Financial Statements that have been audited by KPMG LLP, independent registered public accounting firm, and are included elsewhere in this report. The Consolidated Statement of Operations data for the years ended August 31, 2002 and August 25, 2001 and the Consolidated Balance Sheet data as of August 30, 2003, August 31, 2002 and August 25, 2001 are derived from our audited consolidated financial statements which do not appear in this report. We changed our accounting for goodwill effective August 26, 2001 in accordance with Statement of Financial Accounting Standards “SFAS” No. 142, “Goodwill and Other Intangible Assets.” In addition, we changed our revenue recognition policy effective August 27, 2000, based upon guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101),

“Revenue Recognition in Financial Statements.” SAB 101 was amended in fiscal 2004 by SEC Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition.”
      The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year or fiscal period.
Selected Historical Financial Data

	Fiscal Year Ended

	August 27,	August 28,	August 30,	August 31,	August 25,
	2005	2004	2003	2002(3)	2001(2)

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Sales	$86,370	$114,404	$88,826	$143,374	$218,078
Gross profit(5)(7)	39,994	59,020	14,508	44,375	80,396
Selling, general, and administrative Expenses(8)	35,291	39,547	38,602	39,561	50,331
Research and development expenses	22,078	22,458	31,126	36,197	42,118
Gain on sale of facility(9)	7,015	—	—	—	—
Impairment of goodwill(4)	—	—	—	5,356	—
Transition agreement termination fee(6)	—	—	2,750	—	—
Write-down of fixed assets(5)	—	—	7,000	—	—
Operating loss(6)	(10,360)	(2,985)	(64,970)	(36,739)	(12,053)
Gain on marketable securities(10)	5,808	1,972	—	—	—
Equity in earnings (losses) of affiliates	450	779	(4,006)	(15)	4,196
Net (loss) income from continuing operations	(3,302)	141	(78,557)	(34,663)	(5,760)
Net (loss) income before cumulative effect of change in accounting principle, net of tax	(3,302)	$141	(78,557)	(34,663)	(5,760)
Cumulative effect of change in accounting principle(1)	—	—	—	—	(14,969)
Net (loss) income	$(3,302)	$141	$(78,557)	$(34,663)	$(20,729)
(Loss) income per share — diluted
Continuing operations	$(0.11)	$—	$(2.66)	$(1.26)	$(0.22)
Income (loss) before cumulative effect of change in accounting principle	(0.11)	—	(2.66)	(1.26)	(0.22)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(0.59)

Net (loss) income per share — diluted	$(0.11)	$0.00	$(2.66)	$(1.26)	$(0.81)

Weighted average common shares used in per share calculations — diluted	29,928	30,315	29,546	27,450	25,543
Consolidated Balance Sheet Data:
Total assets	$121,939	$139,797	$133,386	$211,770	$245,287
Total long-term debt	—	—	—	—	—
Stockholders’ equity	99,136	110,372	109,000	179,632	184,018
Dividends	—	—	—	—	—

(1)	We changed our revenue recognition policy effective August 27, 2000, based on guidance provided in SAB 101. We recorded a non-cash charge of approximately $15 million, after reduction for income taxes of $0, or $0.59 per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year.

(2)	During fiscal 2001, we recorded realignment charges of $2.6 million which were allocated as follows: $0.6 million to cost of goods sold, $1.5 million to selling, general and administrative expenses and $0.6 million to research and development expenses.

(3)	During fiscal 2002, we recorded realignment charges of $500,000 which were allocated as follows: $250,000 to cost of goods sold expenses, $230,000 to selling, general and administrative expenses and $20,000 to research and development expenses.

(4)	During fiscal 2002, we recorded a charge of $5.4 million related to the impairment of goodwill.

(5)	During fiscal 2003, we recorded $19.0 million to cost of goods sold for inventory obsolescence charges related to the wind down of the Microlithography business. We also recorded an impairment charge of $7.0 million against the property, plant and equipment assets associated with the PSS business in fiscal 2003. See Note 2 of the Notes to the Consolidated Financial Statements.

(6)	During fiscal 2003, we entered into a transition agreement with Metron Technology to terminate our distribution agreements and recorded a termination fee of $2.75 million. In addition, we recorded an impairment charge of $10.2 million in other expense related to the other than temporary impairment of our investment. See Note 3 of the Notes to the Consolidated Financial Statements.

(7)	During fiscal 2005, we had sales of PSS inventory with an original cost of $0.5 million that had been previously written down to zero. During fiscal 2004, we had sales of PSS product inventory with an original cost of $3.2 million that had been previously written down to zero. During fiscal 2003, we had sales of PSS product inventory with an original cost of $3.0 million that had been previously written down to zero. See Note 2 of the Notes to the Consolidated Financial Statements.

(8)	During fiscal 2004, we recorded $3.4 million to selling, general and administrative expenses related to a patent litigation settlement. See Note 18 of the Notes to the Consolidated Financial Statements.

(9)	During fiscal 2005, we recorded a $7.0 million gain on the sale of the Allen, Texas facility. See Note 2 of the Notes to the Consolidated Financial Statements.

(10)	During fiscal 2005, we recorded a gain of $5.8 million on the Nortem (formerly Metron Technology) distributions. During fiscal 2004, we recorded a gain of $2.0 million on the sale of Metron Technology common stock. See Note 1 of the Notes to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
      Timing and amount of revenue recognized is dependent on the mix of revenue recognized upon shipment versus acceptance. For revenue recognized upon acceptance, it is dependent upon when customer-specific criteria are met.

Valuation of Long-Lived and Intangible Assets
      We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
      If we determine that the carrying value of intangibles and long-lived assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $33.5 million as of August 27, 2005.
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
      Upon completion of the termination of the distribution agreements with Metron Technology, our ownership in Metron Technology was reduced from approximately 21% to approximately 17%. See Note 3 of the Notes to Consolidated Financial Statements for a discussion of the early termination of our distribution agreements with Metron Technology. As a result, in the fourth quarter of fiscal 2003, we began to account for our investment in Metron Technology as a marketable equity security available-for-sale and carried the investment at fair market per the closing price of Metron Technology’s stock as reported on the NASDAQ National Market. During fiscal 2005, Metron Technology was acquired by Applied Materials, Inc. and was liquidated. See Note 1 of Notes to Consolidated Financial Statements for discussion of the liquidation.
      In the second quarter of fiscal 2003, we conducted a review of the long-lived assets of our Microlithography business, as we transitioned to the PSS business model. Accordingly, we recorded a write-down of $7.0 million against the property, plant and equipment assets of the PSS business to write the assets down to their estimated fair value. This write-down included a $5.0 million impairment charge associated with the PSS facility and a $2.0 million impairment charge related to the PSS business equipment. These impairment charges were based upon our review of the PSS facility and business equipment and their estimated fair values. See Note 2 of Notes to Consolidated Financial Statements for a discussion of impairment charges.

Product Warranty Estimation
      We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, releases of new products and other factors. The warranty periods for new equipment manufactured by us range from one to two years. Special warranty reserves are also accrued for major rework campaigns. Although management believes the likelihood to be relatively low, claims experience could be materially different from actual results because of the introduction of new, more complex products; competition or other external forces; manufacturing changes that could impact product quality; or as yet unrecognized defects in products sold.

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
Industry Update
      Semiconductor industry conditions were weak during the first half of fiscal 2005, as our customers managed through the inventory build-up that occurred during the summer of 2004. As a result, their factory utilization rates dropped below 90 percent during the second half of our fiscal year. However, recently, semiconductor manufacturers’ factory utilization rates have improved and are now running well above 90 percent, near their capacity limits for certain devices.
      Industry analysts are forecasting that demand for semiconductors will increase 7 percent to $235 billion in calendar 2005 from $220 billion in the prior year.* The increase is being driven by memory, micro component and ASSP (application-specific standard product) device demand. Semiconductor demand is forecasted to grow 8.1 percent to $254 billion in calendar 2006.*
      According to industry analysts, total equipment spending by semiconductor manufacturers in calendar 2005 is expected to decrease nearly 12 percent to $33 billion as compared to approximately $38 billion in calendar 2004.* Analysts are now forecasting equipment spending to increase modestly to $34 billion in calendar 2006 and return to double-digit growth in calendar 2007.* When compared to prior cycles, device manufacturers are managing capacity increases carefully and acting quickly to slow down new equipment purchases in response to slow-downs in production rates. We expect this trend to continue.
      Our order pipeline remains strong as we continue to monitor an extensive list of order opportunities. We now have one or more of our flagship products placed at nearly all of the top ten semiconductor manufacturers ranked by capital spending. We are starting to see the benefit from some of these insertions.

Assuming we execute well on existing and new evaluation opportunities, we believe we are in an excellent position to participate to the extent that these leading device manufacturers add capacity in fiscal 2006.*
Results of Operations
      For the fiscal year ended August 27, 2005, we had net losses of $3,302,000 as compared to net income of $141,000 for the fiscal year ended August 28, 2004. The decline in financial performance related primarily to a decrease in domestic sales revenue. For the fiscal year ended August 28, 2004, we had net income of $141,000 as compared to a net loss of $78,557,000 for the fiscal year ended August 30, 2003. The improved financial performance was a result of increased sales revenue from $88.8 million in fiscal 2003 to $114.4 million in fiscal 2004 due primarily to improved industry conditions. We also improved our gross margins to 51.6% for fiscal 2004 and reduced operating expenses by approximately $17 million as compared to fiscal 2003.

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
      We recorded $19.0 million of inventory charges in the second quarter of fiscal 2003 based on the estimated future sales and recoverability, specifically related to our decision to wind down the Microlithography business. We determined the $19.0 million inventory charge based on the inventory balance as of March 1, 2003 as compared to the inventory balance expected to be used for PSS orders in backlog, anticipated orders and anticipated order cancellations and adjusted the net inventory balance to its net realizable value. During fiscal 2005, we had sales of PSS product inventory with an original cost of approximately $0.5 million that had previously been written down to zero. During fiscal 2004, we had sales of PSS product inventory with an original cost of approximately $3.2 million that had previously been written down to zero and during fiscal 2003, we had sales of PSS product inventory with an original cost of approximately $3.0 million that had previously been written down to zero. In addition, we were able to reduce certain open purchase order commitments and inventory buyback requirements. Since we recorded the PSS product inventory reserves as a result of the wind-down of our Microlithography business in the second quarter of fiscal 2003, we have had sales of PSS product inventory that had previously been written down to zero and reductions in inventory buyback requirements of $6.7 million and have disposed of $6.6 million of PSS product inventory. The original cost of PSS product inventory available for sale or to be disposed of as of August 27, 2005 was $11.7 million.
      We will continue to try to sell the impaired inventory to our customers as spares, refurbished systems and upgrades to existing systems. If unsuccessful, some of the items will be disposed of. Only as items are sold or disposed of will the reserve be reversed or reduced. Gross margins will be higher if inventory carried at a reduced cost is sold. The impact of such sales on our margins will fluctuate depending on the amount and timing of product sales, specific customers and specific inventory sold.
      We also recorded a write-down of $7.0 million against the property, plant and equipment assets of the PSS business. This write-down included a $5.0 million impairment charge for the Microlithography business facility. This impairment charge was based upon our estimate of fair value of the facility. As part of our analysis, management had a competitive market overview performed and reviewed office buildings currently on the market and available for lease or sale. In estimating the fair value of the facility, we assumed the building would be marketed as office space and that the special-purpose space, such as the clean rooms and laboratories, would be converted to office space. This assumption was made based upon the low demand in the area for clean room facilities and with consideration for the electronics industry downturn that occurred in 2001 and 2002. We did not expect that we would find a buyer that would utilize the special purpose space. We also recorded an impairment charge of $2.0 million on the

Microlithography business equipment based upon management’s review of its business equipment and its estimated fair value under SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”
      After two years of marketing the building, in February 2005 we sold our 162,000 square foot Allen, Texas facility, together with the majority of the business equipment for its special-purpose clean room facility space, to an electronics industry buyer and received approximately $14.4 million in net cash proceeds from the sale. The sale price was in excess of the value we had assumed for office space use. The building and property, plant and equipment sold was recorded on our balance sheet at approximately $7.5 million as of the closing date of the sale. We retained ownership of approximately four acres of land adjacent to the Allen site. We recorded a gain of $7.0 million in operations on the sale.
      Concurrent with the sale, we entered into a sublease of approximately 40,000 square feet of space in the facility for our legacy POLARIS® System product group operations. As the present value of the leaseback rentals was less than 10% of the fair value of the facility, it was considered minor, and the entire gain of approximately $7.0 million was recognized upon the close of the sale. The lease was extended in the third quarter of fiscal 2005 to end on August 31, 2006; however, the Company has an option to extend the sublease term for one additional period of 12 months, by giving not less than 90 days prior written notice.
      The employee headcount for the PSS group was reduced from approximately 292 employees in February 2003 to 97 employees at the end of fiscal 2005. We started to recognize the full financial savings of this reduction in the fourth quarter of fiscal 2003. The savings, consisting primarily of employee salaries and benefits from the third quarter restructuring, was approximately $2.9 million for the fourth quarter of fiscal 2003 and approximately $11.0 million in each of fiscal 2004 and fiscal 2005.
      Our focus was to successfully wind down this business and transition it to the PSS business. Our primary goals are to satisfy our remaining PSS customer obligations and support requirements. We are committed to providing a path for our customers to maximize the useful life for their POLARIS® Systems and have established key support services programs to support this goal.

Transition Agreement with Metron Technology
      On October 9, 2002, we entered into a Transition Agreement with Metron Technology related to the early termination of our distribution agreements with Metron Technology for Europe and the Asia Pacific region, effective March 1, 2003. See Note 3 of the Notes to the Consolidated Financial Statements for discussion of our relationship with Metron Technology.

Sales Revenue and Shipments
      Fiscal 2005 sales revenues were $86.4 million as compared to $114.4 million in fiscal 2004. The majority of the decrease in fiscal 2005 related to a decrease in domestic sales revenue from $60.1 million in fiscal 2004 to $31.2 million in fiscal 2005. The decrease in domestic sales revenue related to a decrease in domestic shipments from $57.0 million in fiscal 2004 to $31.0 million in fiscal 2005 related primarily to our transformation, beginning in March 2003, from the microlithography business to a POLARIS® Systems and Services product group. Fiscal 2004 sales revenues were $114.4 million as compared to $88.8 million for fiscal 2003. Shipments were $87.6 million in fiscal 2005 as compared to $111.1 million in fiscal 2004 and $93.7 million in fiscal 2003. The increase in fiscal 2004 sales revenue as compared to fiscal 2003, related primarily to an increase in shipments from $93.7 million in fiscal 2003 to $111.1 million in fiscal 2004 due to improved industry conditions.
      Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Therefore depending on timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or due to timing of acceptances, sales revenue may exceed shipments.
      International sales were $55.1 million for fiscal 2005, representing 64% of total sales during fiscal 2005, $54.3 million for fiscal 2004, representing 47% of total sales during fiscal 2004, and $33.9 million for fiscal 2003, representing 38% of total sales during fiscal 2003. International sales through our affiliates, m•FSI LTD and Metron Technology, represented approximately 7% of international sales during fiscal 2005, 27% of international sales during fiscal 2004 and 45% of international sales during fiscal 2003. The minor dollar increase in international sales revenue in fiscal 2005 as compared to fiscal 2004 was due to increases in Europe partially offset by decreases in Asia. The increase in the percentage of international sales in fiscal 2005 as compared to fiscal 2004 related primarily to the decrease in domestic sales revenue. The increase in international sales revenue in fiscal 2004 as compared to fiscal 2003 related to our transition to a direct global distribution model in March 2003 as well as improved industry conditions in international markets. We experienced increased sales in all international markets in fiscal 2004. Due to its broader customer base, SC products have a higher percentage of international sales than PSS products. See Note 15 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s international sales.
      We ended fiscal 2005 with a backlog of approximately $19.3 million as compared to $20.1 million at the end of fiscal 2004. Backlog consists of orders with delivery dates within the next 12 months for which a customer purchase order has been received. Because of the timing and relative size of orders and the possibility of cancellations or customer delays, backlog is not necessarily indicative of sales for future periods. Deferred revenue was approximately $8.0 million as of the end of fiscal 2005. Deferred revenue is included in deferred profit which is net of deferred cost of goods sold on the consolidated balance sheet.
      As a result of the fiscal 2005 year-end backlog, deferred revenue levels and anticipated orders of $22 to $26 million in the first quarter of fiscal 2006, we expect first quarter fiscal 2006 revenue to be in the range of $16 to $19 million.* Achieving the high end of the revenue range requires receiving timely acceptance from customers for products that have been shipped.*

Gross Margin
      Our gross margin fluctuates due to a number of factors, including the mix of products sold; the proportion of international sales, as international sales, particularly in Asia, generally have lower margins due to pricing pressures; the result of selling through our affiliate in Japan; utilization of manufacturing capacity; the sales of PSS product inventory previously written down to zero; and initial product placement discounts.
      Gross margin as a percentage of sales was 46.3% for fiscal 2005 as compared to 51.6% for fiscal 2004 and 16.3% for fiscal 2003. The decrease in margins from fiscal 2004 to fiscal 2005 related primarily to an increase in manufacturing variances associated with the decrease in shipments from $111.1 million in fiscal 2004 to $87.6 million in fiscal 2005. The decrease also related to the increase in the percentage of international sales as well as a decrease in the amount of the original cost of PSS product inventory that had been written down to zero from $3.2 million in fiscal 2004 to $0.5 million in fiscal 2005. The increase in margins from fiscal 2003 to fiscal 2004 was primarily impacted by inventory charges of $19.0 million recorded in the second quarter of 2003. See Note 2 of the Notes to the Consolidated Financial Statements for discussion related to the PSS product inventory charges. The increase in gross margins for fiscal 2004 as compared to fiscal 2003 was also due to the product sales mix shift to SC products, our go direct initiative in Asia and Europe and an increase in spares and service revenue to over 36 percent of total revenue in fiscal 2004 as compared to 25 percent of total revenue in fiscal 2003. Fiscal 2004 gross margins were also favorably impacted by $0.9 million of changes in warranty estimates, primarily related to an SC product rework program in which actual costs were less than anticipated.
      During fiscal 2005, we had sales of PSS product inventory with an original cost of approximately $0.5 million that had previously been written down to zero. This was primarily due to sales revenue generated from unanticipated PSS refresh tools, spare parts and upgrade sales. Our gross margin as a percentage of sales for fiscal 2005 would have been 45.7% if we included the original cost of the PSS product inventory that had been written down to zero. Gross margin including the original cost of the PSS product inventory that had been written down to zero is not calculated in accordance with generally accepted accounting principles (“GAAP”). Our management believes that the presentation of gross margin including the original cost of PSS product inventory that had been written down to zero provides a useful analysis of our on-going operating trends and helps investors compare our operating performance period over period.
      The following is a reconciliation of our fiscal 2005 gross margin calculated in accordance with GAAP to our fiscal 2005 gross margin including the original cost of PSS product inventory that had previously been written down to zero (in thousands):

	Fiscal Year Ended			Fiscal Year Ended
	August 27, 2005			August 27, 2005
	(GAAP)	% of Sales	Adjustment(1)	(Non-GAAP)	% of Sales

Sales	$86,370			$86,370
Cost of Goods Sold	46,376		$519	46,895

Gross Margin	$39,994	46.3%		$39,475	45.7%

(1)	Original cost of PSS product inventory sold that had been written down to zero.
      During fiscal 2004, we had sales of PSS product inventory with an original cost of approximately $3.2 million that had previously been written down to zero. This was primarily due to sales revenues generated from unanticipated PSS refreshed tools, spare parts and upgrades sales. Our gross margin as a percentage of sales for fiscal 2004 would have been 48.8% if we included the original cost of the PSS product inventory that had been written down to zero.
      The following is a reconciliation of our fiscal 2004 gross margin calculated in accordance with GAAP to our fiscal 2004 gross margin including the original cost of PSS product inventory that had previously been written down to zero (in thousands):

	Fiscal Year Ended			Fiscal Year Ended
	August 28, 2004			August 28, 2004
	(GAAP)	% of Sales	Adjustment(1)	(Non-GAAP)	% of Sales

Sales	$114,404			$114,404
Cost of Goods Sold	55,384		$3,159	58,543

Gross Margin	$59,020	51.6%		$55,861	48.8%

(1)	Original cost of PSS product inventory sold that had been written down to zero.
      Our gross margin as a percentage of sales in fiscal 2003 would have been 34.3%, excluding the net impact of inventory charges of $19.0 million recorded for the PSS business net of sales of PSS product inventory with an original cost of $3.0 million that had previously been written down to zero.
      The following is a reconciliation of our fiscal 2003 gross margin calculated in accordance with GAAP to our fiscal 2003 gross margin before the net PSS product inventory reserves (in thousands):

	Fiscal Year Ended			Fiscal Year Ended
	August 30, 2003			August 30, 2003
	(GAAP)	% of Sales	Adjustment(1)	(Non-GAAP)	% of Sales

Sales	$88,826			$88,826
Cost of Goods Sold	74,318		$(16,000)	58,318

Gross Margin	$14,508	16.3%		$30,508	34.3%

(1)	Net PSS product inventory charges and original cost of PSS product inventory that had been written down to zero.
      We will continue to try to sell the impaired PSS product inventory to our customers as spares, refurbished systems and upgrades to existing systems. If unsuccessful, some of the items will be disposed

of. Only as items are sold or disposed of will the reserve be reversed or reduced. Any reversal or reduction will be disclosed. Gross margins will be higher if inventory carried at a reduced cost is sold.
      Margins in fiscal 2003 were also impacted by $337,000 of severance costs that were recorded to cost of goods sold in the third and fourth quarters of fiscal 2003.
      We expect the gross profit margins for the first quarter of fiscal 2006 to be between 42 to 45% of revenues, due to an anticipated change in product mix and the lower margins on the initial placement of our products at strategic customers.* Our factory utilization rate is not expected to change significantly, as first quarter of fiscal 2006 shipments are expected to be in the range of $23 to $25 million in line with the fourth quarter of fiscal 2005 level.*

Selling, General and Administrative Expenses
      Selling, general and administrative expenses in fiscal 2005 were $35.3 million, or 40.9% of total sales, as compared to $39.5 million, or 34.6% of total sales, in fiscal 2004 and $38.6 million, or 43.5% of total sales, in fiscal 2003. The decrease in the dollar amount of selling, general and administrative expenses in fiscal 2005 related primarily to $3.4 million of expense incurred in fiscal 2004 to settle patent infringement litigation in the second quarter of fiscal 2004. The decrease also related to a decrease in depreciation expense of approximately $1.7 million primarily due to our SAP computer software system being fully depreciated in fiscal 2004. These decreases were partially offset by an increase in salary expense associated with salary increases in January 2005. The increase in dollar amount of selling, general and administrative expenses in fiscal 2004 as compared to fiscal 2003 related to the $3.4 million patent infringement settlement expenses in the second quarter of fiscal 2004, offset by a decrease in information technology expenses. See Note 18 of the Notes to the Consolidated Financial Statements for a discussion of the patent infringement litigation settlement. These increases in fiscal 2004 were also offset by savings related to organizational efficiencies from our transition to direct international distribution and the PSS business model. Selling, general and administrative expenses include realignment charges of $1.3 million in fiscal 2003.
      Selling, general and administrative expenses for the first quarter of fiscal 2006 are expected to be in the range of $9.2 million to $9.4 million, as we expand our service, product and program management resources in support of the demonstration programs with customers in all regions.*

Research and Development Expenses
      Research and development expenses for fiscal 2005 were $22.1 million, or 25.6% of total sales, as compared to $22.5 million, or 19.6% of total sales in fiscal 2004 and $31.1 million, or 35.0% of total sales in fiscal 2003. The minor decrease in the dollar amount of research and development expenses in fiscal 2005 as compared to fiscal 2004 was due primarily to the net impact of a $1.5 million decrease in intangible asset amortization expense associated with our fiscal 2000 acquisition of YieldUP, an increase in salary expense associated with salary increases in January 2005 and costs associated with new product development. The decrease in the dollar amount of research and development expenses in fiscal 2004 as compared to fiscal 2003 related to the reduction of engineering resources when we exited the resist processing market in March 2003. In addition, there was $1.1 million of realignment charges in fiscal 2003.
      We expect research and development expenses to range from $5.8 to $6.0 million for the first quarter of fiscal 2006 as we continue to invest in new application and product development programs and continue to support our flagship products: the MAGELLAN, the ANTARES and the ZETA Systems.*

Gain on Sale of Facility
      We sold our facility in Allen, Texas in the second quarter of fiscal 2005 and received $14.4 million in net cash proceeds from the sale. The building and property, plant and equipment sold were recorded on our balance sheet at approximately $7.5 million at the close of the sale. We recorded a gain of $7.0 million on the sale in the second quarter of fiscal 2005. Nee Note 2 of the Notes to the Consolidated Financial Statements for further discussion of the sale of the facility.

Transition Agreement Termination Fee
      In the first quarter of fiscal 2003, we recorded a charge of approximately $2.8 million associated with the early termination of the distribution agreements with Metron Technology. See Note 3 of the Notes to the Consolidated Financial Statements for a discussion related to the Transition Agreement with Metron Technology.

Write-Down of Property, Plant and Equipment
      In the second quarter of fiscal 2003, we conducted a review of the long-lived assets of the PSS business because of the decision to wind down the Microlithography business and recorded a write-down of $7.0 million against the property, plant and equipment assets of the PSS business to write the assets down to their estimated fair value. This write-down included a $5.0 million impairment charge for the PSS business facility and a $2.0 million impairment charge related to the PSS business equipment. These impairment charges were based upon our review of the PSS business equipment and their estimated fair values. See Note 2 of the Notes to the Consolidated Financial Statements for a discussion related to the write-down of property, plant and equipment.

Other Income (Expense), Net and Impairment of Investment in Affiliate
      Other income (expense), net and impairment of investment in affiliate was approximately $0.9 million of income, or 1.0% of total sales, for fiscal 2005, as compared to $0.4 million of income, or 0.4% of total sales, for fiscal 2004 and $9.5 million of expense, or 10.7% of total sales, for fiscal 2003. The increase for fiscal 2005 as compared to fiscal 2004 related primarily to an increase in interest income associated with higher interest rates. The change for fiscal 2004 as compared to fiscal 2003 related primarily to an approximately $10.2 million non-cash impairment charge in the first quarter of fiscal 2003 for the shares of Metron Technology that we owned.
      Interest income is expected to be approximately $200,000 to $300,000 for the first quarter of fiscal 2006, given our current level of cash reserves and the anticipated interest rates.*

Gain on Marketable Securities
      Gain on marketable securities was $5.8 million in fiscal 2005. The gain was due to the gains on the Nortem (formerly Metron Technology) distributions in the third and fourth quarters of fiscal 2005. Gain on sale of marketable securities was $2.0 million in fiscal 2004. The gain was due to the gain on the sales of approximately 627,000 shares of Metron Technology common stock in the first quarter of fiscal 2004.

Income Tax (Benefit) Expense
      We recorded a tax expense of $50,000 in fiscal 2005, fiscal 2004 and fiscal 2003, primarily as a result of state taxes.
      Our deferred tax assets on the balance sheet as of August 27, 2005 have been fully reserved for with a valuation allowance. We do not expect to reduce our valuation allowance until we are consistently profitable on a quarterly basis.*
      We have net operating loss carryforwards for federal income tax purposes of approximately $147.6 million at August 27, 2005, which will begin to expire in fiscal 2011 through fiscal 2023 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization, which limits the amount that we can offset taxable income to approximately $1.4 million per year.

      Tax legislation has been enacted to repeal certain tax incentives that we have qualified for in the past. The legislation also includes provisions that allow for a deduction for qualified product activities. These provisions will not impact our tax rate in the near-term due to the full valuation allowance. The longer-term impact will depend on the level of our profitability and the mix of domestic and international earnings.

Equity in Earnings (Losses) of Affiliates
      Equity in earnings (losses) of affiliates was approximately $450,000 of income for fiscal 2005, $779,000 of income for fiscal 2004, and $4.0 million of losses for fiscal 2003. The decrease in fiscal 2005 earnings related to increased product development investments by m•FSI LTD. The change in fiscal 2004 related to improved financial performance for m•FSI in fiscal 2004 due to improved industry conditions in Japan. In fiscal 2003, Metron Technology wrote off a significant amount of its goodwill and incurred additional expenses in connection with the transition of its FSI product distribution business to FSI and the losses from Metron Technology were partially offset by a positive contribution from m•FSI LTD.
      During fiscal 2005, we determined that audited financial statements of m•FSI were required to be filed as an exhibit to our 2005 and 2004 annual reports on Form 10-K. m•FSI and its auditors are in the process of finalizing the U.S. GAAS (generally accepted auditing standards) audit on their fiscal 2005 and 2004 financial statements. We anticipate filing an amendment to this Form 10-K to include the appropriate m•FSI financial statements for their fiscal 2005 and 2004 as an exhibit. Historically, m•FSI’s financial statements have been stated in accordance with Japanese accounting principles.
      In fiscal 2004, we no longer recorded equity in losses from Metron Technology, as our ownership, in Metron Technology had been below 20 percent since the fourth quarter of fiscal 2003. In fiscal 2005, Applied Materials, Inc. acquired the worldwide operating subsidiaries and business of Metron Technology. See Item 1. Business — Marketing, Sales and Support for a discussion of the Metron Technology disposition and liquidation.
      We anticipate that equity in losses from m•FSI LTD, our Japanese affiliate, will be approximately $100,000 to $200,000 in the first quarter of fiscal 2006 as m•FSI LTD expects that the timing of customer acceptances will impact their first quarter performance.*

Net Income (Loss)
      Based upon achieving anticipated revenue, gross margin and operating expense levels, we expect to record a net loss of $6.0 to $8.0 million in the first quarter of fiscal 2006.*
Liquidity and Capital Resources
      Our cash, restricted cash, cash equivalents and marketable securities were approximately $31.9 million as of August 27, 2005, a decrease of $10.3 million from the end of fiscal 2004. The net decrease was primarily due to $23.0 million of cash used in operating activities, including $6.3 million related to the Hsu litigation settlement. The decrease was also due to capital expenditures of $1.8 million and $1.0 million of investments in affiliate and a license fee. The decreases were partially offset by $14.4 million in proceeds from the sale of the Allen, Texas facility and $0.6 million of proceeds from the issuance of common stock.
      Accounts receivable increased $2.6 million from the end of fiscal 2004. The increase in trade accounts receivable related primarily to the timing of shipments in the fourth quarter of fiscal 2004 as compared to the fourth quarter of fiscal 2005. Trade receivables will fluctuate quarter to quarter depending on individual customers’ timing of ship dates, payment terms and cash flow conditions.
      The balance in trade accounts receivable from affiliate as of August 27, 2005 represented approximately 85% of the fiscal 2005 sales to affiliate due primarily to the majority of fiscal 2005 shipments to affiliate occurring in our fiscal fourth quarter. The timing of shipments to affiliate is impacted by our affiliate’s receipt of customer purchase orders, our production lead times and the ultimate ship dates.

      Inventory decreased approximately $2.7 million to $24.7 million at the end of fiscal 2005, as compared to $27.4 million at the end of fiscal 2004. The decrease in inventory related primarily to a decrease in finished goods inventory associated with the sale of demonstration tools in fiscal 2005. Inventory reserves were $15.3 million at August 27, 2005 as compared to reserves of $19.7 million at the end of fiscal 2004. The decrease in inventory reserves related primarily to the disposal of $4.6 million of obsolete inventory, including the disposal of $3.5 million of obsolete PSS product inventory during fiscal 2005. The PSS product inventory reserves were $11.7 million at August 27, 2005 as compared to $15.8 million at the end of fiscal 2004. We disposed of $2.1 million of obsolete PSS product inventory in fiscal 2004 and $1.0 million in fiscal 2003. Since we recorded the PSS product inventory reserves as a result of the wind-down of our Microlithography business in the second quarter of fiscal 2003, we have had sales of PSS product inventory that had previously been written down to zero and reductions in inventory buyback requirements of $6.7 million and have disposed of $6.6 million of PSS product inventory. The original cost of PSS product inventory available for sale or to be disposed of as of August 27, 2005 was $11.7 million.
      Trade accounts payable decreased approximately $4.3 million to $5.2 million as of August 27, 2005 as compared to $9.5 million at the end of fiscal 2004. The decrease in trade accounts payable related primarily to a decrease in inventory purchases related to a decrease in forecasted shipments as a result of lower bookings.
      Deferred profit increased approximately $1.7 million to $4.8 million at the end of fiscal 2005, as compared to $3.1 million at the end of fiscal 2004. The increase relates primarily to the mix of products deferred with higher margin products deferred as of the end of fiscal 2005 as compared to the end of fiscal 2004.
      As of August 27, 2005, our current ratio was 3.9 to 1.0, and working capital was $65.6 million.
      The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Lease Obligations	$2,695	$1,196	$1,344	$155	—
Purchase Obligations	5,497	5,497	—	—	—
Other Long-Term Liabilities(1)	3,250	1,000	500	500	$1,250

Total	$11,442	$7,693	$1,844	$655	$1,250

(1)	Other long-term liabilities represent payments related to a patent litigation settlement and minimum royalty payments or discounts granted under a license agreement.
      As of August 27, 2005, we had guarantees totaling $268,000 related to auto leases, VAT and payroll requirements in Europe. These guarantees were collateralized with $282,000 of restricted cash.
      Capital expenditures were $1.8 million in fiscal 2005, $1.7 million in fiscal 2004, and $3.9 million in fiscal 2003. We expect capital expenditures to be less than $600,000 in the first quarter of fiscal 2006.* Depreciation and amortization is expected to be between approximately $0.9 and $1.0 million in the first quarter of fiscal 2006.*
      At the expected revenue and expense run rate, we anticipate using $4.5 to $5.5 million of cash for operations in the first quarter of fiscal 2006.* We believe that with existing cash, cash receipts, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet our currently projected working capital requirements, and to meet other cash requirements through at least fiscal 2006.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies particularly those that are complementary to our surface conditioning business.* We may fund such activities with additional equity or debt financing.* The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.* We currently do not have a line of credit arrangement.
Off-Balance Sheet Arrangements
      We do not have any off balance sheet arrangements.
New Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs.” This statement requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current period charges. In addition, this statement requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred beginning in our first quarter of fiscal 2006. The implementation of this statement is not expected to have a material impact on our results of operations or financial position.*
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and we adopted this standard August 28, 2005 using the modified prospective method. Beginning in fiscal 2006, our results of operations will reflect compensation expense for new stock options granted under our stock incentive plan, and for the unvested portion of previous stock options granted. While we cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, we estimate our equity-based compensation expense will be between $1.0 million and $1.2 million for fiscal year 2006.* The decrease in the expected expense in fiscal 2006 compared to the pro-forma expense of $4.0 million in fiscal 2005 is due primarily to the reduction in unvested options as of the beginning of fiscal 2006 versus earlier years due to the acceleration of vesting of unvested options during the third quarter of fiscal 2005. The ultimate amount of equity-based compensation expense will be dependent on the number of option shares granted during the year, as well as the timing, the vesting period, and the determined fair value of the awards, and other factors such as future forfeitures.
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
      Our stock price has been volatile in the past and may continue to be so in the future. In fiscal 2005, our stock price ranged from $3.22 to $5.56 per share and in fiscal 2004, our stock price ranged from $4.01 to $9.24 per share.
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
      In the past, our operating results have fluctuated from quarter to quarter and are likely to do so in the future. These fluctuations may have a significant impact on our stock price. The reasons for the fluctuations in our operating results, such as sales, gross profits, and net income, include:

•	The Timing of Significant Customer Orders and Customer Spending Patterns. During industry downturns, our customers may ask us to delay or even cancel the shipment of equipment orders. Delays and cancellations may adversely affect our operating results in any particular quarter if we are unable to recognize revenue for particular sales in the quarter in which we expected those sales.

•	The Timing of Customer Acceptances. Based on our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Delays of customer acceptances may adversely affect our operating results in any particular quarter if we are unable to recognize revenue for particular sales in the quarter in which we expected those sales.

•	The Timing of New Product and Service Announcements By Us or Our Competitors. New product announcements by us and our competitors could cause our customers to delay a purchase or to decide to purchase products of one of our competitors which would adversely affect our revenue and, therefore, our results of operations. New product announcements by others may make it necessary for us to reduce prices on our products or offer more service options, which could adversely impact operating margins and net income.

•	The Mix of Products Sold and the Market Acceptance of Our New Product Lines. The mix of products we sell varies from period to period, and because margins vary among or within different product lines, this can adversely affect our results of operations. If we fail to sell our products

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

Because of our ownership position in m•FSI LTD., adverse results of m•FSI LTD could adversely affect our results.
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
      Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region starting in March 2003, we incur labor, service and other expenses in foreign currencies. As of August 27, 2005, we had not entered into any hedging activities and our foreign currency transaction loss for fiscal 2005 was insignificant. We intend to evaluate various hedging activities and other options to minimize fluctuations in interest and currency exchange rates. There is no assurance that we will be successful in minimizing foreign exchange rate risks and such failure may reduce our international sales or negatively impact our operating results.

Because of the need to meet and comply with numerous foreign regulations and policies, the potential for change in the political and economic environments in foreign jurisdictions and the difficulty of managing business overseas, we may not be able to sustain our historical level of international sales.
      We operate in a global market. In fiscal 2005, approximately 64% of our sales revenue derived from sales outside of the United States. In fiscal 2004, approximately 47% of our sales revenue derived from sales outside the United States. In fiscal 2003, approximately 38% of our sales revenue derived from sales outside the United States. We expect that international sales will continue to represent a significant portion of total sales. Sales to customers outside the United States involve a number of risks, including the following:

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
      If our significant customers reduce, delay, or cancel orders, then our operating results could suffer. Our largest customers have changed from year to year, however, sales to our top five customers accounted for approximately 48% of total sales in fiscal 2005, 46% of total revenues in fiscal 2004 and 59% of total revenues in fiscal 2003. Texas Instruments accounted for approximately 14% of total sales in fiscal 2005, 16% of total sales in fiscal 2004 and 24% of total sales in fiscal 2003. Samsung Electronics accounted for approximately 11% of total sales in fiscal 2005. IBM accounted for approximately 14% of total sales in fiscal 2003. We currently have no long-term sales commitments with any of our customers. Instead, we generally make sales under purchase orders. All orders are subject to cancellation or delay by the customer.

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
      We have in the past and may in the future be involved in legal proceedings or claims regarding patent infringement, intellectual property rights, contracts and other matters. These legal proceedings and claims, whether with or without merit, could be time-consuming and expensive to prosecute or defend, and could divert management’s attention and resources. There can be no assurance regarding the outcome of future legal proceedings or claims. If we are not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms and/or successfully prosecute or defend its position, our business, financial condition and results of operations could be materially and adversely affected.

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
      Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. As of August 27, 2005, our investments in affiliate included a 49% interest in m•FSI LTD, which operates in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.
      Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region starting in March 2003, we have and will continue to incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* As of August 27, 2005, we had not entered into any hedging activities and our foreign currency transaction loss for fiscal 2005 was insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.
      We do not have significant exposure to changing interest rates as all material outstanding debt was repaid on September 3, 1999. As of the end of fiscal 2005, amortized cost approximated market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $319,000 based on cash, restricted cash, cash equivalents and marketable securities balances as of August 27, 2005.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FSI INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended August 27, 2005, August 28, 2004 and August 30, 2003

	2005	2004	2003

	(In thousands, except per
	share amounts)
Sales (including sales to affiliates of $4,130, $14,637 and $15,362, respectively)	$86,370	$114,404	$88,826
Cost of goods sold	46,376	55,384	74,318

Gross margin	39,994	59,020	14,508
Selling, general and administrative expenses	35,291	39,547	38,602
Research and development expenses	22,078	22,458	31,126
Gain on sale of facility	7,015	—	—
Transition agreement termination fee	—	—	2,750
Write-down of fixed assets	—	—	7,000

Operating loss	(10,360)	(2,985)	(64,970)
Interest income	735	310	559
Gain on marketable securities	5,808	1,972	—
Impairment of investment in affiliate	—	—	(10,195)
Other income, net	115	115	105

Loss before income taxes	(3,702)	(588)	(74,501)
Income tax expense	50	50	50

Loss before equity in earnings (losses) of affiliates	(3,752)	(638)	(74,551)
Equity in earnings (losses) of affiliates	450	779	(4,006)

Net (loss) income	$(3,302)	$141	$(78,557)

(Loss) income per share
Basic	$(0.11)	$0.00	$(2.66)
Diluted	$(0.11)	$0.00	$(2.66)
Weighted average common shares	29,928	29,792	29,546
Weighted average common and potential common shares	29,928	30,315	29,546
The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 27,	August 28,
	2005	2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$11,352	$10,344
Restricted cash	282	6,037
Marketable securities	20,245	25,827
Trade accounts receivable, less allowance for doubtful accounts of $922 and $1,286, respectively	21,393	18,487
Trade accounts receivable from affiliates	3,504	3,785
Inventories	24,717	27,378
Prepaid expenses and other current assets	6,924	5,568

Total current assets	88,417	97,426

Property, plant and equipment, net	21,556	30,918
Investment in affiliates	8,484	7,744
Other intangible assets, net	1,784	2,057
Deposits and other assets	1,698	1,652

Total assets	$121,939	$139,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$5,203	$9,470
Accrued expenses	11,592	15,854
Customer deposits	1,220	255
Deferred profit	3,980	2,358
Deferred profit with affiliates	808	738

Total current liabilities	22,803	28,675
Long-term liabilities	—	750
Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized; none issued and outstanding	—	—
Series A Junior Participating Preferred stock, no par value; 300 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 29,874 and 29,942 shares, respectively	223,675	226,078
Accumulated deficit	(124,765)	(121,463)
Accumulated other comprehensive income	226	5,757

Total stockholders’ equity	99,136	110,372
Commitments and contingencies (Notes 5 and 16)

Total liabilities and stockholders’ equity	$121,939	$139,797

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended August 27, 2005, August 28, 2004 and August 30, 2003

				Accumulated
	Common Stock			Other
				Comprehensive
	Number of		Accumulated	Income
	Shares	Amount	Deficit	(Loss)	Total

	(In thousands)
Balance August 31, 2002	29,463	$224,043	$(43,047)	$(1,364)	$179,632
Stock issuance	192	674	—	—	674
Comprehensive (loss) income:
Change in unrealized holding gains on investments	—	—	—	6,227	6,227
Cumulative translation adjustment	—	—	—	1,024	1,024
Net loss	—	—	(78,557)	—	(78,557)

Total comprehensive loss	—	—	—	—	(71,306)

Balance August 30, 2003	29,655	224,717	(121,604)	5,887	109,000
Stock issuance	287	1,361	—	—	1,361
Comprehensive (loss) income:
Change in unrealized holding gains on investments	—	—	—	(984)	(984)
Cumulative translation adjustment	—	—	—	854	854
Net income	—	—	141	—	141

Total comprehensive income	—	—	—	—	11

Balance August 28, 2004	29,942	226,078	(121,463)	5,757	110,372
Stock issuance	182	628	—	—	628
Retirement of stock	(250)	(3,031)	—	—	(3,031)
Comprehensive (loss) income:
Change in unrealized holding gains on investments	—	—	—	(5,243)	(5,243)
Cumulative translation adjustment	—	—	—	(288)	(288)
Net loss	—	—	(3,302)	—	(3,302)

Total comprehensive loss	—	—	—	—	(8,833)

Balance August 27, 2005	29,874	$223,675	$(124,765)	$226	$99,136

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended August 27, 2005 August 28, 2004 and August 30, 2003

	2005	2004	2003

	(In thousands)
Operating Activities
Net (loss) income	$(3,302)	$141	$(78,557)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on marketable securities	(5,808)	(1,972)	—
Gain on sale of facility	(7,015)	—	—
Write-down of fixed asset, net	—	—	6,930
Impairment of investment in affiliate	—	—	10,195
Transition agreement termination fee	—	—	1,351
Depreciation	3,630	5,654	9,065
Amortization	783	2,266	2,313
Equity in (earnings) losses of affiliates	(450)	(779)	4,006
Loss on disposal of equipment	(1)	17	346
Changes in operating assets and liabilities:
Trade accounts receivable	(2,625)	(4,694)	1,851
Inventories	2,662	(7,917)	25,298
Prepaid expenses and other current assets	(1,356)	(723)	(112)
Trade accounts payable	(4,267)	5,249	(4,925)
Accrued expenses	(7,946)	962	(3,234)
Customer deposits	965	255	—
Deferred profit	1,692	(1,428)	409

Net cash used in operating activities	(23,038)	(2,969)	(25,064)
Investing Activities
Capital expenditures	(1,755)	(1,723)	(3,927)
Purchase of marketable securities	(440,774)	(311,218)	(500,760)
Sale of marketable securities	439,709	318,548	527,810
Maturities of marketable securities	—	—	5,709
Proceeds on marketable securities distribution	7,212	—	—
Investment in affiliate	(490)	—	—
Investment in license fee	(510)	—	—
(Increase) decrease in deposits and other assets	(46)	596	93
Proceeds from sale of property, plant and equipment	14,405	—	—

Net cash provided by investing activities	17,751	6,203	28,925
Financing Activities
Decrease (increase) in restricted cash	5,755	(2,688)	(218)
Net proceeds from issuance of common stock	628	1,361	674

Net cash provided by (used in) financing activities	6,383	(1,327)	456
Effect of exchange rate on cash	(88)	196	(104)

Increase in cash and cash equivalents	1,008	2,103	4,213
Cash and cash equivalents at beginning of year	10,344	8,241	4,028

Cash and cash equivalents at end of year	$11,352	$10,344	$8,241

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended August 27, 2005, August 28, 2004 and August 30, 2003

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
      The Company announced the winding down of its Microlithography business in March 2003 and transitioned the Microlithography (uses light to transfer a circuit pattern unto a wafer) business to a POLARIS® Systems and Services (“PSS”) organization to focus on supporting the more than 300 installed POLARIS® Systems.
      The Company’s customers include microelectronics manufacturers located throughout North America, Europe, Japan and the Asia Pacific region.

Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of FSI International, Inc. and its wholly owned subsidiaries, FSI International Asia, Ltd., FSI International Semiconductor Equipment Pte. Ltd., FSI International (France) SARL, FSI International (Germany) GmbH, FSI International (Italy) S.r.l., FSI International (Holding) B.V., FSI International Netherlands B.V., FSI International (UK) Limited, FSI International (Shanghai) Co., Ltd., FSI International (Korea) Co., Ltd., SCD Mountain View, Inc., Semiconductor Systems, Inc., and its branch office, FSI Malaysia SDN GHD. All significant intercompany balances and transactions have been eliminated in consolidation. During fiscal 2005, the Company closed FSI International, Ltd., a foreign sales corporation (FSC). During fiscal 2004, the Company closed the Shanghai Representative Office of FSI International, Inc. (U.S.) and the Tianjin Representative Office of FSI International.
      The Company’s fiscal year ends on the last Saturday in August and is comprised of 52 or 53 weeks. Fiscal 2005, 2004 and 2003 consisted of 52-week periods.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
has expired. The published or quoted service labor rates and training class prices are rates actually charged and billed to the Company’s customers.
      All other product sales with customer specific acceptance provisions are recognized upon customer acceptance. Future revenues may be negatively impacted if the Company is unable to meet customer-specific acceptance criteria. Revenue related to spare parts sales is recognized upon shipment. Revenue related to maintenance and service contracts and extended warranty contracts are recognized ratably over the duration of the contracts.
      The timing and amount of revenue recognized is dependent on the mix of revenue recognized upon shipment versus acceptance and for revenue recognized upon acceptance, it is dependent upon when customer specific criteria are met.

Other Comprehensive Income (Loss)
      Other comprehensive income (loss) pertains to revenues, expenses, gains, and losses that are not included in net income (loss), but rather are recorded directly in stockholders’ equity. For fiscal 2005, 2004 and 2003, other comprehensive income (loss) consisted of foreign currency translation adjustments and unrealized holding gains on investments.

Cash and Cash Equivalents
      All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Marketable Securities
      The Company classifies its marketable equity securities as available-for-sale and carries these securities at amounts that approximate fair market value. At February 26, 2005, the Company began to classify its investment in auction-rate securities as marketable securities. Previously, these investments were included in cash and cash equivalents. These investments totaled $20.2 million as of August 27, 2005 and $19.2 million at the end of fiscal 2004. This change in classification has no effect on the amounts of total current assets, total assets, net income, or cash flows from operations of the Company.
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
      During the first quarter of fiscal 2004, the Company sold 627,000 shares of Metron Technology stock and its ownership in Metron Technology was approximately 12% as of August 28, 2004. The Company recorded gains in “other income, net” of approximately $2.0 million related to the sales of the 627,000 shares of Metron Technology stock during the first quarter of fiscal 2004. As of August 28, 2004, the fair market value of its investment in Metron Technology was $6,647,000, including unrealized holding gains of $5,243,000.
      On August 16, 2004, Metron Technology entered into a Stock and Asset Purchase Agreement (“Purchase Agreement”) with Applied Materials, Inc. (“Applied”). On December 14, 2004, Applied, pursuant to the Purchase Agreement, acquired the worldwide operating subsidiaries and business of Metron Technology. Applied paid approximately $84,567,000 in cash to Metron Technology upon closing on December 14, 2004. In connection with the consummation of the asset sale to Applied, Metron Technology changed its name to Nortem N.V. (“Nortem”) and began a liquidation process. Nortem was

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
delisted from the Nasdaq National Market on April 15, 2005 and began trading over-the-counter. Shareholders of Nortem received two liquidating distributions. The initial distribution was made on March 14, 2005 at $3.75 per share. The Company received $5.6 million and recorded a gain of $4.2 million in the third quarter of fiscal 2005. In June 2005, the Company received the final distribution from Nortem, net of certain Dutch withholding taxes. A portion of the final distribution was deemed a dividend, and that portion was subject to withholding tax. The net distribution was approximately $1.02 per share. The Company received $1.5 million and recorded a gain of $1.6 million in the fourth quarter of fiscal 2005 related to this final distribution. The Company also recorded a receivable for approximately $0.1 million for a refund of a portion of the Dutch withholding taxes.

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

Property, Plant and Equipment
      Building and related costs are carried at cost and depreciated on a straight-line basis over a 5 to 30-year period. Leasehold improvements are carried at cost and depreciated over a three- to five-year period or the term of the underlying lease, whichever is shorter. Equipment is carried at cost and depreciated on a straight-line method over its estimated economic life. Principal economic lives for equipment are one to seven years. Software implemented for internal use is amortized over three to five years beginning when the system is placed in service. Maintenance and repairs are expensed as incurred; significant renewals and improvements are capitalized.

Valuation of Long-Lived and Intangible Assets
      The Company assesses the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
      The Company amortizes intangible assets on a straight-line basis over their estimated economic lives which range from two to nine years. The estimated aggregate amortization of intangible assets for the next five years is $538,000 in fiscal 2006, $537,000 in fiscal 2007, $538,000 in fiscal 2008, $163,000 in fiscal 2009 and $8,000 in fiscal 2010.
      If the Company determines that the carrying value of intangibles and long-lived assets may not be recoverable, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $33.5 million as of August 27, 2005.
      The Company has no intangible assets with indefinite useful lives. Intangible assets as of August 27, 2005 and August 28, 2004 consisted of the following (in thousands):

	As of August 27, 2005

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$9,150	$9,150	$—
Patents	4,285	2,918	1,367
License fees	1,010	593	417
Other	420	420	—

	$14,865	$13,081	$1,784

	As of August 28, 2004

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$9,150	$8,896	$254
Patents	4,285	2,482	1,803
License fees	500	500	—
Other	420	420	—

	$14,355	$12,298	$2,057

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
      See discussion of the Company’s impairment of property, plant and equipment assets in the second quarter of fiscal 2003 in Note 2, Sale of Allen, Texas facility and Wind Down of Microlithography Business.

Investment in Affiliates
      The Company’s investment in affiliated companies consists of a 49% interest in m•FSI LTD. This investment is accounted for by the equity method utilizing a two-month lag due to the affiliate’s year end. At the completion of the transition with Metron Technology, the Company’s ownership interest in Metron Technology was reduced from approximately 21% to approximately 17%. (See Note 3). Due to the utilization of a three-month lag, the Company continued to account for its investment in Metron Technology by the equity method through the third quarter of fiscal 2003. In the fourth quarter of fiscal 2003, the Company began to account for its investment in Metron Technology as a marketable equity security available-for-sale and carried the investment at fair market value based on the closing price of Metron Technology’s stock as reported on the Nasdaq National Market. The Company recorded the change in the fair market value in other comprehensive income (loss). During fiscal 2005, the worldwide operating subsidiaries and business of Metron Technology were purchased by Applied.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company defers recognition of the profit on sales to m•FSI LTD which remain in m•FSI LTD’s inventory based on the Company’s ownership percentage of m•FSI LTD.
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
      Warranty provisions, claims and changes in estimates for the fiscal years ended August 27, 2005, August 28, 2004 and August 30, 2003 are as follows (in thousands):

	August 27,	August 28,	August 30,
	2005	2004	2003

Beginning balance	$4,575	$5,201	$5,865
Warranty provisions	(164)	1,466	1,543
Warranty claims	(708)	(1,164)	(2,788)
Changes in estimates	414	(928)	581

Ending Balance	$4,117	$4,575	$5,201

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

Net Income (Loss) Per Common Share
      Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed using the treasury stock method to compute the weighted average number of common stock outstanding assuming the conversion of potential dilutive common shares. The number of potential dilutive common shares included in the computation of diluted income per share was 523,000 for fiscal 2004. Options to purchase 3,244,000 shares of common stock were outstanding in fiscal 2004 but were not included in the computation of diluted income per common share because the exercise price of the options exceeds the average market price and would have been antidilutive. Diluted loss per common share for fiscal years 2005 and 2003 does not include the effect of potential dilutive common shares as their inclusion would be antidilutive. The number of potential dilutive common shares excluded from the computation of diluted net income (loss) per share was 4,001,000 for fiscal 2005 and 3,695,000 for fiscal 2003.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments and Hedging Activities
      The Company does not use derivative financial instruments for trading or speculative purposes. The Company did not engage in any hedging activities during fiscal 2005, 2004, or 2003.

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

Employee Stock Plans
      In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company elected to continue to apply the provisions of Accounting Principles Board’s Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock option and stock purchase plans and therefore is not required to recognize compensation expense in connection with these plans as long as the quoted market price of the Company’s stock at the date of grant equals the amount the employee must pay to acquire the stock. Companies that continue to use APB No. 25 are required to present in the notes to the consolidated financial statements, on an annual basis, the pro forma effects on reported net (loss) income and (loss) income per share as if compensation expense had been recognized based on the fair value of options granted. With the adoption of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company began reporting this information on a quarterly basis in the third quarter of fiscal 2003.
      The Company has adopted the disclosure-only provisions of SFAS No. 123 but applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company recognized no compensation expense in fiscal 2005, 2004, or 2003 under APB No. 25.
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

	2005	2004	2003

Net (loss) income, as reported	$(3,302)	$141	$(78,557)
Add: Stock-based employee compensation expense recognized in statements of operations	—	—	—
Less: Stock-based employee compensation expense determined under fair value based method	(3,979)	(4,408)	(4,829)

Pro forma net loss	$(7,281)	$(4,267)	$(83,386)

Net (loss) income per common share:
Basic — as reported	$(0.11)	$0.00	$(2.66)
Basic — pro forma	$(0.24)	$(0.14)	$(2.82)
Diluted — as reported	$(0.11)	$0.00	$(2.66)
Diluted — pro forma	$(0.24)	$(0.14)	$(2.82)

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of stock options used to compute pro forma net income (loss) and net income (loss) per common share under SFAS No. 123 is the estimated value at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Options			ESPP

Fiscal Year	2005	2004	2003	2005	2004	2003

Annualized dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	70.5%	72.2%	73.2%	69.8%	71.8%	73.2%
Risk free interest rate	3.8%	3.3%	3.5%	3.3%	1.7%	1.2%
Expected life (in years)	5.3	5.1	5.2	0.5	0.5	0.5
      The weighted average grant date fair value, based on the Black-Scholes option pricing model, for options granted in fiscal 2005 was $2.41 per share, for options granted in fiscal 2004 was $4.53 per share and for options in fiscal 2003 was $1.86 per share.
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB 25, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and we adopted this standard on August 28, 2005 using the modified prospective method. Beginning in fiscal year 2006, our results of operations will reflect compensation expense for new stock options granted under our stock incentive plan, and for the unvested portion of previous stock options granted. The ultimate amount of equity-based compensation expense will be dependent on the number of option shares granted during the year, as well as the timing, vesting period, and the determined fair value of the awards, and other factors such as future forfeitures.
      On March 25, 2005, the Compensation Committee of the Board of Directors of the Company approved the accelerated vesting of all unvested options that have an exercise price of $4.06 or greater held by current employees as of March 25, 2005. The accelerated vesting affected options with respect to approximately 857,000 shares of the Company’s common stock. The acceleration of options in the third quarter of fiscal 2005 resulted in higher pro forma stock-based employee compensation expense in fiscal 2005 than there would have been had the Company not accelerated the options. We accelerated the vesting of the identified stock options in fiscal 2005 because it will result in lower compensation charges in future periods under SFAS No. 123R.

New Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current period charges. In addition, this statement requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred beginning in the Company’s first quarter of fiscal 2006. The implementation of this statement is not expected to have a material impact on the Company’s results of operation or financial condition.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications
      Certain fiscal 2004 and 2003 amounts have been reclassified to conform to the current year presentation.

(2)	Sale of Allen, Texas Facility and Wind Down of Microlithography Business
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

3. Divest of the business to another process equipment company or a financial investor group.

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
      For the fiscal year ended August 31, 2002, the Microlithography business revenue represented $61 million, or 43 percent, of the Company’s total revenue of $143 million. Prior to the wind down of the Microlithography business, approximately 292 of the Company’s 714 employees worked in this business. The Company recorded an accrual of $2.7 million for severance expenses in fiscal 2003. The severance expense was allocated as follows: $0.3 million to cost of goods sold, $1.3 million to selling, general and administrative expense and $1.1 million to research and development expense. The Company paid $2.4 million of the fiscal 2003 severance accruals in fiscal 2003 and $0.3 million in fiscal 2004. The Company recorded $85,000 in severance expense in fiscal 2004 and paid the $85,000 in the first quarter of fiscal 2005.
      In the second quarter of fiscal 2003, when the Company decided to exit the resist processing market, an impairment charge of $7.0 million was recorded against property, plant and equipment. This write-down included a $5.0 million impairment charge for the Microlithography business facility in Allen, Texas. As part of the Company’s analysis, management had a competitive market overview performed and reviewed

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
office buildings currently on the market and available for lease or sale. The impairment charge was based upon the Company’s estimate of fair value of the facility. In estimating the fair value of the facility, the Company assumed the building would be marketed as office space and that the special-purpose space, such as the clean rooms and laboratories, would be converted to office space. This assumption was made based upon the low demand in the area for clean room facilities and with consideration for the electronics industry downturn that occurred in 2001 and 2002. The Company did not expect that it would find a buyer that would utilize the special purpose space.
      During the second quarter of fiscal 2003, the Company also recorded an impairment charge of $2.0 million on the Microlithography business equipment based upon management’s review of its business equipment and its estimated fair value under SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”
      After two years of marketing the building, in February 2005 the Company sold its 162,000 square foot Allen, Texas facility, together with the majority of the business equipment for its special-purpose clean room facility space, to an electronics industry buyer and received approximately $14.4 million in net cash proceeds from the sale. The sale price was in excess of the value the Company had assumed for office space use. The building and property, plant and equipment sold was recorded on the Company’s balance sheet at approximately $7.5 million as of the closing date of the sale. The Company retained ownership of approximately four acres of land adjacent to the site. The Company recorded a gain of $7.0 million on the sale.
      Concurrent with the sale, the Company entered into a sublease of approximately 40,000 square feet of space in the facility for the Company’s legacy POLARIS® System product group operations. As the present value of the leaseback rentals was less than 10% of the fair value of the facility, it was considered minor, and the entire gain of approximately $7.0 million was recognized upon the close of the sale. The lease was extended in the third quarter of fiscal 2005 to end on August 31, 2006; however, the Company has an option to extend the sublease term for one additional period of 12 months, by giving not less than 90 days prior written notice.
      The Company recorded $19.0 million of inventory charges in the second quarter of fiscal 2003 based on the estimated future sales and recoverability, specifically related to its decision to wind down the Microlithography business. The Company determined the $19.0 million inventory charge based on the inventory balance as of March 1, 2003 as compared to the inventory balance expected to be used for Microlithography orders in backlog, anticipated orders and anticipated order cancellations and adjusted the net inventory balance to its net realizable value. During fiscal 2005, the Company had sales of PSS product inventory with an original cost of approximately $0.5 million that had previously been written down to zero. During fiscal 2004, the Company had sales of PSS product inventory with an original cost of approximately $3.2 million that had previously been written down to zero and during fiscal 2003, the Company had sales of PSS product inventory with an original cost of approximately $3.0 million that had previously been written down to zero. In addition, the Company was able to reduce certain open purchase order commitments and inventory buyback requirements. Since the Company recorded the PSS product inventory reserves as a result of the wind-down of our Microlithography business in the second quarter of fiscal 2003, we have had sales of PSS product inventory that had previously been written down to zero and reductions in inventory buyback requirements of $6.7 million and have disposed of $6.6 million of PSS product inventory. The original cost of PSS product inventory available for sale or to be disposed of as of August 27, 2005 was $11.7 million.
      The Company will continue to try to sell the impaired inventory to its customers as spares, refurbished systems and upgrades to existing systems. If unsuccessful, some of the items will be disposed of. Only as items are sold or disposed of will the reserve be reversed or reduced. Gross margins will be higher if and when inventory carried at a reduced cost is sold.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Transition Agreement with Metron Technology
      On October 9, 2002, the Company entered into a Transition Agreement with Metron Technology related to the early termination of the Company’s distribution agreements with Metron Technology for Europe and the Asia-Pacific region, effective March 1, 2003 (“Closing Date”). Under the terms of the Transition Agreement, the Company assumed direct sales, service and applications support and logistics responsibilities for the surface conditioning and microlithography products in Europe and the Asia-Pacific region as of the Closing Date, while Metron Technology continued to represent FSI products in Israel.
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
      Under the terms of the Transition Agreement, the Company agreed to pay Metron Technology on the Closing Date an early termination fee of approximately $2.8 million. The Company originally anticipated surrendering approximately 1.154 million Metron Technology common shares owned by the Company in payment of this early termination fee as approved by Metron Technology’s shareholders. As a result of the inventory repurchase obligation being less than the advance of $3.0 million, the Company delivered 567,105 shares, less than the 1.154 million Metron Technology common shares originally contemplated. The Company owned approximately 2.1 million shares, or approximately 17% of Metron Technology, after surrendering the 567,105 shares in April 2003.
      The Company recorded a charge of approximately $2.8 million in the first quarter of fiscal 2003 associated with the early termination fee. The Company also recorded a non-cash impairment charge of approximately $10.2 million in the first quarter of fiscal 2003 for the shares of Metron Technology that the Company owned. The impairment charges were based upon the difference between the $6.17 per share carrying value and the $2.38 per share value agreed upon for purposes of the Transition Agreement. The $2.38 per share value reflected the average closing price of the common stock of Metron Technology for the five business days prior to the execution of the Transition Agreement.
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
      The Company invests in a variety of financial instruments such as municipal bonds, auction-rate securities, commercial paper and money market fund shares. The Company, by policy, limits the amount of credit exposure with any one financial or commercial issuer.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The carrying value of the Company’s financial instruments reflected on the balance sheet, including cash, cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, approximate fair value at August 27, 2005, due to their short maturities.
      As of August 27, 2005 and August 28, 2004, all marketable securities were classified as available-for-sale. Marketable securities were $20,245,000 as of August 27, 2005 and $25,827,000 as of August 28, 2004.
      Investments in debt securities purchased with an original effective maturity date of less than three months of $10.6 million as of August 27, 2005 and $5.8 million as of August 28, 2004 are included in cash and cash equivalents on the consolidated balance sheets.
      Gross unrealized holding gains were $0 as of August 27, 2005 and $5,243,000 as of August 28, 2004. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available to meet the Company’s current cash requirements.

(5)	Related Party Transactions, Lease Commitments and Guarantees

Related Party Transactions
      The Company sold approximately $4,130,000 in fiscal 2005 of its products in the aggregate to m•FSI LTD. The Company sold approximately $14,637,000 in fiscal 2004 and $15,362,000 in fiscal 2003, of its products in the aggregate to m•FSI LTD and Metron Technology. In addition, the Company paid Metron Technology a commission for direct sales to customers of $20,000 in fiscal 2004 and $972,000 in fiscal 2003. Trade accounts receivable from affiliates was $3,504,000 at August 27, 2005 and $3,785,000 at August 28, 2004 and deferred profit with affiliates was $808,000 at August 27, 2005 and $738,000 at August 28, 2004.
      As of August 27, 2005 and August 28, 2004, the Company did not have any outstanding loans with m•FSI LTD.

Lease Commitments
      The Company has operating lease agreements for equipment and manufacturing and office facilities. The future net minimum lease payments for all other leases with noncancellable lease terms in excess of one year at August 27, 2005 are as follows (in thousands):

Fiscal Year Ending August:
2006	$1,196
2007	874
2008	470
2009	155

Total minimum lease payments	$2,695

      Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended

	August 27,	August 28,	August 30,
	2005	2004	2003

Rent expense for operating leases	$1,552	$1,557	$1,305

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees
      As of August 27, 2005, we had guarantees of $268,000 related to auto leases, VAT and payroll requirements in Europe. These guarantees were collateralized with $282,000 of restricted cash.

(6)	Inventories
      Inventories are summarized as follows (in thousands):

	August 27,	August 28,
	2005	2004

Finished goods	$2,329	$5,621
Work in process	9,971	10,807
Subassemblies	1,146	797
Raw materials and purchased parts	11,271	10,153

	$24,717	$27,378

(7)	Property, Plant and Equipment
      The components of property, plant and equipment are as follows (in thousands):

	August 27,	August 28,
	2005	2004

Land	$224	$982
Building and leasehold improvements	32,725	44,814
Office furniture and equipment	4,539	5,736
Computer hardware and software	19,299	21,483
Manufacturing equipment	1,959	2,896
Lab equipment	16,774	18,757
Tooling	492	426
Capital programs in progress	1,714	1,001

	77,726	96,095
Less accumulated depreciation and amortization	(56,170)	(65,177)

	$21,556	$30,918

(8)	Investments in Affiliate
      The Company owns a 49% equity interest in m•FSI LTD, a Japanese joint venture company formed in 1991 with MBK Project Holdings LTD. (formerly Mitsui & Co., Ltd.) and its wholly owned subsidiary, Chlorine Engineers Corp., Ltd. (collectively, “Mitsui”). Mitsui owns a 51% equity interest in m•FSI LTD. In connection with its formation, the Company and Mitsui granted m•FSI certain product and technology licenses and product distribution rights. m•FSI also distributes products of other manufacturers and its own internally developed products. In September 2004, m•FSI LTD granted the Company exclusive rights to distribute certain products outside of Japan and an exclusive license covering the patents and related technology with regard to certain products for use outside of Japan.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of assets, liabilities and results of operations for m•FSI LTD, was as follows (in thousands):

	June 30,

	2005	2004

Current assets	$20,095	$28,879
Noncurrent assets	16,915	16,106
Current liabilities	14,791	21,968
Noncurrent liabilities	6,070	7,718
Total stockholders’ equity	16,149	15,299

	Fiscal Year Ended June 30,

	2005	2004	2003

Sales	$46,117	$43,892	$26,381
Net income	1,186	1,325	386

(9)	Accrued Expenses
      Accrued expenses are summarized as follows (in thousands):

	August 27,	August 28,
	2005	2004

Commissions	$243	$214
Salaries and benefits	2,707	2,558
Product warranty	4,117	4,575
Professional fees	719	3,648
Patent litigation	750	750
Income taxes	1,264	1,276
Other	1,792	2,833

	$11,592	$15,854

(10)	Deferred Profit
      Deferred profit as of the end of the fiscal year consists of (in thousands):

	August 27,	August 28,
	2005	2004

Deferred revenue	$8,045	$6,820
Deferred cost of goods sold	(3,257)	(3,724)

Deferred profit	$4,788	$3,096

(11)	Income Taxes
      Loss before income taxes was derived from the following sources (in thousands):

	Fiscal Year Ended

	August 27,	August 28,	August 30,
	2005	2004	2003

Domestic	$(108)	$2,994	$(68,948)
Foreign	(3,594)	(3,582)	(5,553)

	$(3,702)	$(588)	$(74,501)

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income tax expense is summarized as follows (in thousands):

	Fiscal Year Ended

	August 27,	August 29,	August 30,
	2005	2004	2003

Current:
Federal	$—	$—	$—
Foreign	—	—	—
State	50	50	50

	50	50	50

Deferred:
Federal	—	—	—
Foreign	—	—	—
State	—	—	—

	—	—	—

	$50	$50	$50

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 27, 2005 and August 28, 2004 were as follows (in thousands):

	August 27,	August 28,
	2005	2004

Deferred tax assets:
Inventory	$1,912	$1,239
Deferred profit	983	580
Accounts receivable	350	490
Property, plant and equipment, net	—	1,772
Research and development credit carryforwards	2,370	2,470
Net operating loss carryforwards	60,400	52,600
Accruals	2,255	2,295
Other, net	4,979	9,239

Total gross deferred tax assets	73,249	70,685
Deferred tax liabilities:
Property, plant and equipment, net	(243)	—
Intangibles	(520)	(782)
Investment in foreign affiliate	—	(1,765)

Total gross deferred tax liabilities	(763)	(2,547)
Less valuation allowance	(72,486)	(68,138)

Net deferred tax assets	$—	$—

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effective income tax expense differs from the expected statutory federal income tax as follows (in thousands):

	Fiscal Year Ended

	August 27,	August 28,	August 30,
	2005	2004	2003

Expected federal income tax benefit	$(1,296)	$(206)	$(26,076)
State income tax benefit before valuation allowance	(106)	(15)	(1,860)
Research activities credit	—	(100)	(200)
Valuation allowance change	1,384	312	28,083
Other items, net	68	59	103

	$50	$50	$50

      The Company recorded a tax liability of $50,000 for each of fiscal 2005, 2004 and 2003, which is the result of state taxes.
      The Company has net operating loss carryforwards for federal purposes of approximately $147.6 million at August 27, 2005, which will begin to expire in fiscal 2011 through fiscal 2023 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year. The Company has net operating loss carryforwards for state purposes of approximately $141.4 million which will expire at various times, beginning with fiscal year 2006, if not utilized.
      The Company maintains a valuation allowance to fully reserve against its net deferred tax assets due to uncertainty over the ability to realize these assets. The change in the valuation allowance during the fiscal year 2005 was $4.3 million. This change impacted tax expense equal to $1.3 million. Included in the August 27, 2005 valuation allowance balance of $72.5 million is $3.2 million, which will be recorded as a credit to paid-in capital, if it is determined in the future that this portion of the valuation allowance is no longer required. Additionally, $1.4 million of the valuation allowance is attributable to net deferred tax assets the Company obtained through its acquisition of YieldUP; if it is determined in the future that this portion of the valuation allowance is no longer required, the offset will be recorded as a reduction of other intangible assets.
      At August 27, 2005, there were approximately $5.5 million of accumulated undistributed earnings of subsidiaries outside the United States that are considered to be reinvested indefinitely. It is not practicable to estimate the deferred tax liability related to such undistributed earnings. If such earnings were remitted to the Company, applicable U.S. federal income and foreign withholding taxes would be substantially offset by available foreign tax credits.

(12)	Pension and Profit Sharing Plans
      The Company has an Employee 401(k) Retirement Plan, which allows for discretionary profit sharing contributions, covering eligible employees. Contributions under the plans are determined by means of a formula or at the discretion of the Board of Directors. Beginning in January 2005, the Company contributed 3% of employee salaries to the 401(k). In fiscal 2005, the Company contributed approximately $517,000. There were no contributions by the Company in fiscal 2004 and 2003.

(13)	Stock Options
      The Company’s 1997 Omnibus Stock Plan (the Plan), which was approved by the Company’s stockholders, authorizes stock-based awards (“Awards”) to purchase up to 5,100,000 shares of the

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s common stock. In addition, the Company has awards outstanding under inactive plans. Under the Plan, the Plan Committee has the power to make Awards, to determine when and to whom Awards will be granted, the form of each Award, the amount of each Award, and any other terms or conditions of each Award consistent with the Plan. Awards generally vest over a three year period and expire in ten years.
      The activity under stock option plans of the Company is as follows (in thousands, except per share amounts):

	Number of Shares
			Weighted Average
	Available		Exercise Price
	for Grant	Outstanding	per Share

Activity Description
August 31, 2002	275	3,361	$10.17
Additional shares authorized for 1997 Omnibus Stock
Option Plan	650	—	—
Granted	(1,071)	1,071	3.18
Exercised	—	(3)	2.89
Canceled	656	(734)	10.35

August 31, 2003	510	3,695	8.12
Additional shares authorized for 1997 Omnibus Stock
Option Plan	300	—	—
Granted	(669)	669	7.65
Exercised	—	(148)	5.23
Canceled	429	(449)	9.92

August 28, 2004	570	3,767	7.93
Additional shares authorized for 1997 Omnibus Stock
Option Plan	300	—	—
Granted	(549)	549	4.09
Exercised	—	(26)	3.14
Canceled	229	(289)	9.55

August 27, 2005	550	4,001	$7.34

      The following table summarizes information with respect to options outstanding and exercisable at August 27, 2005 (number of options outstanding and exercisable in thousands):

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
	Number of	Remaining	Average		Average
	Options	Contractual	Exercise		Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 2.33 — $ 5.00	1,402	8.3	$3.52	871	$3.58
$ 5.01 — $ 8.50	1,199	6.6	7.68	1,199	7.68
$ 8.51 — $12.00	1,186	4.9	10.34	1,186	10.34
$12.01 — $15.50	191	4.0	13.45	191	13.45
$15.51 — $17.38	23	3.5	16.93	23	16.93

$ 2.33 — $17.38	4,001	6.6	$7.34	3,470	$7.94

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      There were 2,426,000 currently exercisable options at a weighted-average exercise price of $9.12 at August 28, 2004, and 1,991,000 currently exercisable options at a weighted-average exercise price of $10.28 at August 30, 2003.
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

(14)	Employees Stock Purchase Plan
      The Company has an employees stock purchase plan (the ESPP) that enables employees to contribute up to 10% of their wages toward the purchase of the Company’s common stock at 85% of the lower of market value at the beginning or the end of the semiannual purchase period. Stockholders authorized the issuance of 250,000 additional shares of common stock to the ESPP in fiscal 2005.
      Shares were issued on the following dates for the following prices (in thousands except per share amounts):

		Price per
Date	Shares	Share

December 31, 2002	97	$3.91
June 30, 2003	90	3.19
December 31, 2003	89	3.15
June 30, 2004	49	6.18
December 31, 2004	64	3.97
June 30, 2005	93	$3.17
      At August 27, 2005, there were 473,000 shares reserved for future employee purchases of stock under the ESPP.

(15)	Segment and Other Information

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information
      International sales were approximately 64% of total sales in fiscal year 2005, approximately 47% of total sales in fiscal year 2004, and approximately 38% of total sales in fiscal 2003. The basis for determining sales by geographic region is the location that the product is shipped. Included in these percentages and the table below are sales to related parties (see Note 5). Sales by geographic area are summarized as follows (in thousands):

	Fiscal Year Ended

	August 27,	August 28,	August 30,
	2005	2004	2003

Asia	$24,366	$26,391	$17,532
Europe	30,723	27,835	16,305
Other	40	57	78

Total International	55,129	54,283	33,915
Domestic	31,241	60,121	54,911

	$86,370	$114,404	$88,826

      In fiscal 2005, South Korea accounted for 12% of our total sales and Germany accounted for 11% of our total sales. In fiscal 2003, Japan accounted for 12% of our total sales. There was no individual foreign country that represented more than 10% of sales in fiscal 2004.

Long-lived Assets
      The Company does not have significant long-lived assets in foreign countries.

Customer Information
      The following summarizes significant customers comprising 10% or more of the Company’s trade accounts receivable as of August 27, 2005 and August 28, 2004 and 10% of sales for fiscal 2005, 2004 and 2003, which includes sales through affiliates to end-users:

	% of Trade Accounts
	Receivable as of		% of Sales for the Fiscal Year Ended

	August 27,	August 28,	August 27,	August 28,	August 30,
	2005	2004	2005	2004	2003

Customer A	19%	*	14%	16%	24%
Customer B	*	18%	*	*	14%
Customer C	*	*	11%	*	*
Customer D	14%	*	*	*	*
Customer E	10%	*	*	*	*

*	Trade accounts receivable from or sales to respective customer were less than 10% as of the end of or during the fiscal year.

(16)	License Agreements
      The Company, in the ordinary course of business, enters into various licensing agreements. These agreements generally provide for technology transfers between the Company and the licensors in exchange for minimum royalty payments and/or a fixed royalty to the licensors. The total accrued royalty license

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fees included in accrued expenses were $249,000 at August 27, 2005 and $34,000 at August 28, 2004. These agreements can generally be terminated by the Company with appropriate notice to the licensors.

(17)	Supplementary Cash Flow Information
      The following summarizes supplementary cash flow items (in thousands):

	Fiscal Year Ended

	August 27,	August 28,	August 30,
	2005	2004	2003

Income taxes paid, net	$62	$44	$122

(18)	Litigation

Hsu Litigation
      In fall 1995, pursuant to the Employee Stock Purchase and Shareholder Agreement dated November 30, 1990 between Eric C. Hsu and Semiconductor Systems, Inc. (“SSI”) (the “Shareholder Agreement”) and in connection with Mr. Hsu’s termination of his employment with SSI in August 1995, the former shareholders of SSI purchased the shares of SSI common stock then held by Mr. Hsu. In April 1996, the Company acquired SSI, and SSI became a wholly owned subsidiary of the Company. In October 1996, Eric C. and Angie L. Hsu (the “plaintiffs”) filed a lawsuit in the Superior Court of California, County of Alameda, Southern Division, against SSI and the former shareholders of SSI. The plaintiffs alleged that such purchase breached the Shareholder Agreement and violated the California Corporations Code, breached the fiduciary duty owed plaintiffs by the individual defendants and constituted fraud.
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
      Following the entry of judgment, SSI and the other defendants filed post-trial motions seeking reduction in the jury’s damage awards and/or a new trial. The court denied these post-trial motions and there was no reduction in damages against SSI. Mr. Hsu was awarded an additional $431,000 for attorneys’ fees and expenses incurred since the judgment was rendered in November 2001. Subsequently, SSI and the individual defendants filed an appeal on a variety of grounds, and the Company posted an appeal bond on behalf of SSI and defendants in the amount of $8.3 million. As part of the posting of the bond, the Company entered into a letter of credit in the amount of $5.2 million with a surety company. This letter of credit was collateralized with restricted cash of the same amount. The appellate court upheld the original judgment.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The total judgment against SSI together with post judgment interest and attorneys’ fees of February 26, 2005 aggregated approximately $7.9 million. As a result, the Company recorded a $0.3 million charge in the second quarter of fiscal 2005. The Company had previously recorded $3.3 million of charges to operations associated with this litigation. During the third quarter of fiscal 2005, the Company retired the 250,000 shares held in the escrow account created at the time of the Company’s acquisition of SSI to cover such claims. As the SSI merger was a pooling of interests, the Company decreased its stockholder’s equity by an amount equal to $3.0 million. On March 28, 2005, the Company tendered funds totaling approximately $7.9 million to the Hsus via a cashier’s check which the Company believes was the full judgment amount plus all applicable interest. This included $1.6 million of cash provided by the individual defendants. Subsequently, instead of depositing the cashier’s check, the Hsus filed a motion with the court to enforce the judgment against the appeal bond and the Company and the individual defendants filed a motion to release the bond. The Hsus cashed the cashiers check in July 2005. In August 2005, the court ruled in the Company’s favor and an acknowledgement of full satisfaction of the judgment was filed with the courts by the Hsus’ attorneys. The bond was released in August 2005.

YieldUP Patent Litigation
      In September 1995, CFM Technologies, Inc. and CFMT, Inc. (collectively “CFM”) filed a complaint in United States District Court for the District of Delaware against YieldUP, now known as SCD Mountain View, Inc., a wholly owned subsidiary of the Company. CFM filed an additional complaint against YieldUP in United States District Court for the District of Delaware on December 30, 1998.
      On January 3, 2001, Mattson Technology, Inc. (“Mattson”) completed the merger of the semiconductor equipment division of Steag Electronic Systems AG and CFM and established its wet products division. With the merger completed, Mattson assumed responsibility for the two suits CFM filed against YieldUP. On March 17, 2003, SCP Global Technologies (“SCP”) acquired the wet product division of Mattson, including CFM, and assumed responsibility for the two lawsuits.
      On February 19, 2004, the Company and SCP announced that they settled the two patent infringement lawsuits pending in the United States District Court for the District of Delaware. In an effort to settle these lawsuits, the Company acknowledged the validity and enforceability of the patents, but disputed that any of its products infringed upon the claims of the patents.
      The Company agreed to pay SCP $4.0 million for a release from past infringement claims and a prospective license under all four patents asserted against the Company in the two lawsuits. The release applies to all purchasers of the Company’s products containing SCP’s Surface Tension Gradient (“STG®”) technology. The prospective license applies to all end-user customers of the Company’s products, subject to certain limitations. In addition, the Company agreed to supply SCP customers, at a pre-established price, the Company’s rinse/dry kits to implement the Company’s STG® technology for certain applications.
      As a result, the Company recorded a $3.4 million charge to operations in its second quarter of fiscal 2004. The Company had previously recorded a $0.6 million charge to operations associated with this litigation. The Company has made payments of $3.2 million as of August 27, 2005 and will make the final payment of $750,000 in the second quarter of fiscal 2006.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
FSI International, Inc.:
      We have audited the accompanying consolidated balance sheets of FSI International, Inc. and subsidiaries as of August 27, 2005 and August 28, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the three-year period ended August 27, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSI International, Inc. and subsidiaries as of August 27, 2005 and August 28, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the three-year period ended August 27, 2005, in conformity with U.S. generally accepted accounting principles.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FSI International, Inc.’s internal control over financial reporting as of August 27, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 10, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Minneapolis, Minnesota
November 10, 2005

Report of Independent Registered Public Accounting Firm Regarding
Internal Control Over Financial Reporting
The Board of Directors and Stockholders
FSI International, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that FSI International, Inc. and subsidiaries maintained effective internal control over financial reporting as of August 27, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FSI International’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that FSI International, Inc. maintained effective internal control over financial reporting as of August 27, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, FSI International, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 27, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FSI International, Inc. and subsidiaries as of August 27, 2005 and August 28, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the three-year period ended August 27, 2005, and our report dated November 10, 2005 expressed an unqualified opinion on those consolidated financial statements.
Minneapolis, Minnesota
November 10, 2005

      Data for the fiscal quarters of our last two fiscal years is as follows:
Quarterly Data

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(b) (c) (e)	(a), (c), (d)	(b), (c)	(b), (c)

	(In thousands, except per share data)
	(Unaudited)
2005
Sales	$19,445	$24,153	$19,069	$23,702
Gross margin	10,408	10,745	7,976	10,864
Operating (loss) income	(3,480)	3,417	(6,702)	(3,596)
Net (loss) income	(3,276)	3,911	(2,043)	(1,895)
Diluted net (loss) income per common share	$(0.11)	$0.13	$(0.07)	$(0.06)
2004
Sales	$22,491	$22,265	$36,309	$33,338
Gross margin	10,495	11,311	19,433	17,781
Operating (loss) income	(3,352)	(6,080)	3,596	2,850
Net (loss) income	(1,015)	(6,077)	3,998	3,235
Diluted net (loss) income per common share	$(0.03)	$(0.20)	$0.13	$0.11

(a)	During the second quarter of fiscal 2005, the Company recorded a gain of $7.0 million in operations on the sale of the Allen, Texas facility. (See Note 2 of the Notes to the Consolidated Financial Statements.)

(b)	During the third quarter of fiscal 2005, the Company recorded a gain of $4.2 million on a distribution from Nortem. During the fourth quarter of fiscal 2005, the Company recorded a gain of $1.6 million on a distribution from Nortem. During the first quarter of fiscal 2004, the Company recorded a gain of $2.0 million on the sale of Metron Technology common stock. (See Note 1 of the Notes to the Consolidated Financial Statements.)

(c)	During the third quarter of fiscal 2005, the Company had sales of PSS product inventory with an original cost of approximately $0.4 million that had previously been written down to zero. During the fourth quarter of fiscal 2005, the Company had sales of PSS product inventory with an original cost of approximately $0.1 million that had previously been written down to zero. During the first quarter of fiscal 2004, the Company had sales of PSS product inventory with an original cost of approximately $1.3 million that had been previously written down to zero. During the second quarter of fiscal 2004, the Company had sales of PSS product inventory with an original cost of approximately $0.1 million that had been previously written down to zero. During the third quarter of fiscal 2004, the Company had sales of PSS product inventory with an original cost of approximately $1.8 million that had been previously written down to zero. (See Note 2 of the Notes to the Consolidated Financial Statements.)

(d)	During the second quarter of fiscal 2004 the Company recorded $3.4 million of expense related to a patent litigation settlement in selling, general and administrative expenses. (See Note 18 of the Notes to the Consolidated Financial Statements.)

(e)	During the first quarter of fiscal 2004, the Company recorded a $2.0 million gain on the sale of marketable securities. (See Note 1 of the Notes to the Consolidated Financial Statements.)
      The Company’s fiscal quarters are generally 13 weeks, all ending on a Saturday. The fiscal year ends on the last Saturday in August and consists of 52 or 53 weeks.

Report of Independent Registered Public Accounting Firm on Schedule
The Board of Directors and Shareholders
FSI International, Inc.:
      Under the date of November 10, 2005, we reported on the consolidated balance sheets of FSI International, Inc. and subsidiaries as of August 27, 2005 and August 28, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the three-year period ended August 27, 2005, as contained herein. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Minneapolis, Minnesota
November 10, 2005

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
SCHEDULE II
Valuation And Qualifying Accounts
For The Fiscal Years Ended
August 27, 2005, August 28, 2004 and August 30, 2003

	Balance at			Balance
	Beginning			at End
	of Year	Additions	Deletions	of Year

	(In thousands)
Fiscal year ended August 27, 2005
Allowance for doubtful accounts (Deducted from accounts receivable)	$1,286	$(265)	$99	$922
Fiscal year ended August 28, 2004
Allowance for doubtful accounts (Deducted from accounts receivable)	$1,235	$235	$184	$1,286
Fiscal year ended August 30, 2003
Allowance for doubtful accounts (Deducted from accounts receivable)	$1,609	$(347)	$27	$1,235
See accompanying report of Independent Registered Public Accounting Firm.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act of 1934 (the “Exchange Act”). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chairman and Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of August 27, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
      Based on our assessment using the criteria set forth by COSO in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of August 27, 2005.
      KPMG LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      None.
PART III
      Certain information required by Part III is incorporated by reference to our definitive proxy statement for the annual meeting of shareholders to be held on January 24, 2006 and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after August 27, 2005.

      Except for those portions specifically incorporated in this report by reference to our proxy statement for the annual meeting of shareholders to be held on January 24, 2006, no other portions of the proxy statement are deemed to be filed as part of this Report on Form 10-K.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information concerning our directors and our board committees required by this item is incorporated by reference to the information under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934” in our proxy statement for the annual meeting of shareholders to be held on January 24, 2006. For information concerning executive officers, see Item 4A of this Form 10-K Report.

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
      The information required by this item is incorporated by reference to the information under the captions “Executive Compensation” and “Compensation of Directors” in our proxy statement for the annual meeting of shareholders to be held on January 24, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this item is incorporated by reference to the information under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our proxy statement for the annual meeting of shareholders to be held on January 24, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this item is incorporated by reference to the information under the caption “Interests of Management and Others in Certain Transactions” in our proxy statement for the annual meeting of shareholders to be held on January 24, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this item is incorporated by reference to the information under the captions “Independent Auditors’ Fees” and “Auditor Independence” in our proxy statement for the annual meeting of shareholders to be held on January 24, 2006.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

		Page Number
		in This Report

(a)(1)	Index to Financial Statements
	Consolidated Statements of Operations — Years ended August 27, 2005, August 28, 2004 and August 30, 2003	37
	Consolidated Balance Sheets — August 27, 2005 and August 28, 2004	38
	Consolidated Statements of Stockholders’ Equity — Years ended August 27, 2005, August 28, 2004 and August 30, 2003	39
	Consolidated Statements of Cash Flows — Years ended August 27, 2005, August 28, 2004 and August 30, 2003	40
	Notes to Consolidated Financial Statements	41
	Report of Independent Registered Public Accounting Firm	61
	Quarterly financial data for fiscal 2005 and 2004 (unaudited)	63

(a)(2)	Financial Statement Schedules
	The following report and financial statement schedule are found in this Report at the pages indicated:
	Report of Independent Registered Public Accounting Firm on Schedule	64
	Schedule II — Valuation and Qualifying Accounts	65
	All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(a)(3) Exhibits

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation.(10)

2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc.(1)

2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc.(11)

3.1	Restated Articles of Incorporation of the Company.(2)

3.2	Restated and Amended By-Laws.(19)

3.5	Articles of Amendment of Restated Articles of Incorporation.(12)

3.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Shares.(8)

4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent.(8)

4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent.(9)

4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent.(14)

4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May 22, 1997, as amended on March 26, 1998 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights Agent.(20)

4.5	Form of Purchase Agreement, dated April 4, 2002.(21)

4.6	Schedule of Purchasers which have executed the Form of Purchase Agreement, dated April 4, 2002.(22)

10.1	FSI International, Inc. 1997 Omnibus Stock Plan (as amended and restated April 2001).(17)

10.2	Form of Incentive Stock Option Agreement for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(25)

10.3	Form of Incentive Stock Option Agreement for Outside Directors for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(25)

10.9	Amended and Restated Employees Stock Purchase Plan.(17)

10.10	Shareholders Agreement among FSI International, Inc. and Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991.(3)

10.11	FSI Exclusive Distributorship Agreement dated as of August 14, 1991 between FSI International, Inc. and mufti LTD(3)

10.12	FSI Licensing Agreement dated as of August 14, 1991, between FSI International, Inc. and m•FSI LTD(3)

10.13	Amendment to FSI/ Metron Technology Distribution Agreement dated July 31, 1999.(12)

10.15	License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(4)

10.16	Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(4)

10.17	Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated.(5)

10.18	Amended and Restated Directors’ Nonstatutory Stock Option Plan.(6)

10.19	Management Agreement between FSI International, Inc. and Donald S. Mitchell, effective as of January 2, 2001. (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.)(16)#

10.20	FSI International, Inc. 1994 Omnibus Stock Plan.(7)

10.26	Summary of Employment Arrangement between the Company and Don Mitchell dated December 12, 1999.(15)#

10.30	Employment Agreement entered into as of December 12, 1999 by and between FSI International, Inc. and Donald S. Mitchell.(13)#

10.31	Agreement made and entered into as of March 4, 2001 by and between FSI International, Inc. and Benno G. Sand.(18)#

10.32	Metron Technology Transition Agreement dated October 9, 2003 by and between FSI International, Inc. and Metron Technology B.V., portion of which have been omitted pursuant to a request for confidential treatment. These portions are identified by [***].(23)

10.33	First Amendment to the Metron Technology Transition Agreement dated February 5, 2003.(24)

10.34	Second Amendment to the Metron Technology Transition Agreement dated February 28, 2003. (24)

10.35	FSI/ Metron Technology Distribution Agreement dated February 28, 2003 by and between FSI International, Inc. and Metron Technology, N.V.(24)

10.36	Amendment to Article 7. Warranty of Exclusive Distribution Agreement Between FSI International and m•FSI LTD effective 16 April, 1999.(26)

10.37	Amendment to FSI Exclusive Distributorship Agreement made as of July 31, 1999 among FSI International, Inc., m•FSI LTD and BOC Edwards.(26)

10.38	Amendment to Shareholders Agreement dated June 5, 1991 among FSI International, Inc. and Mitsui & Co., LTD and Chlorine Engineers Corp., LTD and MBK Project Holdings LTD dated as of September 17, 2004.(26)

10.39	Amendment to FSI Exclusive Distributorship Agreement dated August 14, 1991 between FSI International, Inc. and m•FSI LTD dated as of November 14, 2003.(26)

21.0	Subsidiaries of the Company. (filed herewith)

23.0	Consent of KPMG LLP. (filed herewith)

24.0	Powers of Attorney from the Directors of FSI International, Inc. (filed herewith)

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.1	Financial Statements of m•FSI LTD for the fiscal years ended June 30, 2005 and 2004 (27)

#	Identified exhibit is a management contract, compensation plan or arrangement.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 8-A, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 8-A/ A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(13)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(14)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.

(15)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(16)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 24, 2001, SEC File No. 0-17276 and incorporated by reference.

(17)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8, filed by the Company on March 28, 2003, SEC File No. 333-104088 and incorporated by reference.

(18)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 2002, SEC File No. 0-17276 and incorporated by reference.

(19)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(20)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/ A2, filed by the Company on April 9, 2002, SEC File No. 0-17276, and incorporated by reference.

(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on April 5, 2002, SEC File No. 0-17276, and incorporated by reference.

(22)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 dated April 12, 2002, SEC File No. 333-86148, and incorporated by reference.

(23)	Filed as an Exhibit to the Company’s Report on Form 10-Q/ A for the quarter ended November 30, 2002, SEC File No. 0-17276 and incorporated by reference.

(24)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended March 1, 2003, SEC File No. 0-17276 and incorporated by reference.

(25)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on October 20, 2004, SEC File No. 0-17276 and incorporated by reference.

(26)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 2004, SEC File No. 0-17276 and incorporated by reference.

(27)	To be filed by amendment.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC.

By:	/s/ Donald S. Mitchell

Donald S. Mitchell, Chairman and
Chief Executive Officer
(Principal Executive Officer)
Dated: November 10, 2005

By:	/s/ Patricia M. Hollister

Patricia M. Hollister, Chief Financial Officer
(Principal Financial and Accounting Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, constituting a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated.
James A. Bernards, Director*
Terrence W. Glarner, Director*
Willem D. Maris, Director*
Donald S. Mitchell, Director*
Krishnamurthy (“Raj”) Rajagopal, Director*

*By:	/s/ Patricia M. Hollister

Patricia M. Hollister, Attorney-in-fact
Dated: November 10, 2005

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation.(10)	Incorporated by reference

2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc.(1)	Incorporated by reference

2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc.(11)	Incorporated by reference

3.1	Restated Articles of Incorporation of the Company.(2)	Incorporated by reference

3.2	Restated and Amended By-Laws.(19)	Incorporated by reference

3.5	Articles of Amendment of Restated Articles of Incorporation.(12)	Incorporated by reference

3.6	Certificate of Designation, Preferences and rights of Series A Junior Participating Preferred Shares.(8)	Incorporated by reference

4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent.(8)	Incorporated by reference

4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent.(9)	Incorporated by reference

4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent.(14)	Incorporated by reference

4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May 22, 1997, as amended on March 26, 1998 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights Agent.(20)	Incorporated by reference

4.5	Form of Purchase Agreement, dated April 4, 2002.(21)	Incorporated by reference

4.6	Schedule of Purchasers which have executed the Form of Purchase Agreement, dated April 4, 2002.(22)	Incorporated by reference

10.1	FSI International, Inc. 1997 Omnibus Stock Plan (as amended and restated April 2001).(17)	Incorporated by reference

10.2	Form of Incentive Stock Option Agreement for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(25)	Incorporated by reference

10.3	Form of Incentive Stock Option Agreement for Outside Directors for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(25)	Incorporated by reference

10.9	Amended and Restated Employees Stock Purchase Plan.(17)	Incorporated by reference

10.10	Shareholders Agreement among FSI International, Inc. and Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991.(3)	Incorporated by reference

10.11	FSI Exclusive Distributorship Agreement dated as of August 14, 1991 between FSI International, Inc. and m•FSI, LTD(3)	Incorporated by reference

10.12	FSI Licensing Agreement dated as of August 14, 1991, between FSI International, Inc. and m•FSI, LTD(3)	Incorporated by reference

10.13	Amendment to FSI/ Metron Technology Distribution Agreement dated July 31, 1999.(12)	Incorporated by reference

Exhibit	Description	Method of Filing

10.15	License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(4)	Incorporated by reference

10.16	Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(4)	Incorporated by reference

10.17	Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated.(5)	Incorporated by reference

10.18	Amended and Restated Directors’ Nonstatutory Stock Option Plan.(6)	Incorporated by reference

10.19	Management Agreement between FSI International, Inc. and Donald S. Mitchell, effective as of January 2, 2001. (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.)(16)#	Incorporated by reference

10.20	FSI International, Inc. 1994 Omnibus Stock Plan.(7)	Incorporated by reference

10.26	Summary of Employment Arrangement between the Company and Don Mitchell dated December 12, 1999.(15)#	Incorporated by reference

10.30	Employment Agreement entered into as of December 12, 1999 by and between FSI International, Inc. and Donald S. Mitchell.(13)#	Incorporated by reference

10.31	Agreement made and entered into as of March 4, 2001 by and between FSI International, Inc. and Benno G. Sand.(18)#	Incorporated by reference

10.32	Metron Technology Transition Agreement dated October 9, 2002 by and between FSI International, Inc. and Metron Technology, B.V., portions of which have been omitted pursuant to a request for confidential treatment. These portions are identified by [***].(23)	Incorporated by reference

10.33	First Amendment to the Transition Agreement dated February 5, 2003.(24)	Incorporated by reference

10.34	Second Amendment to the Transition Agreement dated February 28, 2003.(24)	Incorporated by reference

10.35	FSI/ Metron Technology Distribution Agreement dated February 28, 2003 by and between FSI International, Inc. and Metron Technology, N.V.(24)	Incorporated by reference

10.36	Amendment to Article 7. Warranty of Exclusive Distribution Agreement Between FSI International and m•FSI LTD effective 16 April, 1999.(26)	Incorporated by reference

10.37	Amendment to FSI Exclusive Distributorship Agreement made as of July 31, 1999 among FSI International, Inc., m•FSI LTD and BOC Edwards.(26)	Incorporated by reference

10.38	Amendment to Shareholders Agreement dated June 5, 1991 among FSI International, Inc. and Mitsui & Co., LTD and Chlorine Engineers Corp., LTD and MBK Project Holdings LTD dated as of September 17, 2004.(26)	Incorporated by reference

10.39	Amendment to FSI Exclusive Distributorship Agreement dated August 14, 1991 between FSI International, Inc. and m•FSI LTD dated as of November 14, 2003.(26)	Incorporated by reference

21.0	Subsidiaries of the Company	Filed herewith

23.0	Consent of KPMG LLP.	Filed herewith

24.0	Powers of Attorney from the Directors of FSI International, Inc.	Filed herewith

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

Exhibit	Description	Method of Filing

31.2	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Field herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
99.1	Financial Statements of m•FSI LTD for the fiscal years ended June 30, 2005 and 2004. (27)	To be filed by amendment

#	Identified exhibit is a management contract, compensation plan or arrangement.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 8-A, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 8-A/ A-1, filed by the Company on April 16, 1998, SEC File No. 0-17276 and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(13)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(14)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.

(15)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(16)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 24, 2001, SEC File No. 0-17276 and incorporated by reference.

(17)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8, filed by the Company on March 28, 2003, SEC File No. 333-104088 and incorporated by reference.

(18)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 2002, SEC File No. 0-17276 and incorporated by reference.

(19)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(20)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/ A2, filed by the Company on April 9, 2002, SEC File No. 0-17276, and incorporated by reference.

(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on April 5, 2002, SEC File No. 0-17276, and incorporated by reference.

(22)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 dated April 12, 2002, SEC File No. 333-86148, and incorporated by reference.

(23)	Filed as an Exhibit to the Company’s Report on Form 10-Q/ A for the quarter ended November 30, 2002, SEC File No. 0-17276 and incorporated by reference.

(24)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended March 1, 2003, SEC File No. 0-17276 and incorporated by reference.

(25)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on October 20, 2004, SEC File No. 0-17276 and incorporated by reference.

(26)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 2004, SEC File No. 0-17276 and incorporated by reference.

(27)	To be filed by amendment.