Form 10-K/A
period 2005-08-27
FSI INTERNATIONAL INC
filed 2005-12-22
CIK 841692

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
Common Stock, no par value; Preferred Share Purchase Rights
     Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on February 25, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ National Market System, was approximates $135,944,000. Shares of common stock held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This amount is provided only for purposes of this report on Form 10-K and does not represent an admission by the Registrant or any such person as to the status of such person.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO EXHIBITS
Consent of KPMG LLP
Consent of KPMG AZSA & Co.
Certification of Principal Executive Officer Pursuant to Section 302
Certification of Principal Financial and Accounting Officer Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Financial Statements

Explanatory Note
     This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to FSI International, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended August 27, 2005 (the “Original 10-K”) is being filed solely for the purpose of filing the audited financial statements of m•FSI LTD, a Japanese entity of which the Company owns a 49% interest, for fiscal 2005 and fiscal 2004 as Exhibit 99.1.
     This Amendment No. 1 does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures, including the exhibits to the Original 10-K, affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K and with the Company’s filing made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
          (a)(3) Exhibits

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation.(10)

2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc.(1)

2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc.(11)

3.1	Restated Articles of Incorporation of the Company.(2)

3.2	Restated and Amended By-Laws.(19)

3.5	Articles of Amendment of Restated Articles of Incorporation.(12)

3.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Shares.(8)

4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent.(8)

4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent.(9)

4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent.(14)

4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May 22, 1997, as amended on March 26, 1998 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights Agent.(20)

4.5	Form of Purchase Agreement, dated April 4, 2002.(21)

4.6	Schedule of Purchasers which have executed the Form of Purchase Agreement, dated April 4, 2002.(22)

10.1	FSI International, Inc. 1997 Omnibus Stock Plan (as amended and restated April 2001).(17)

10.2	Form of Incentive Stock Option Agreement for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(25)

10.3	Form of Incentive Stock Option Agreement for Outside Directors for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(25)

10.9	Amended and Restated Employees Stock Purchase Plan.(17)

10.10	Shareholders Agreement among FSI International, Inc. and Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991.(3)

10.11	FSI Exclusive Distributorship Agreement dated as of August 14, 1991 between FSI International, Inc. and mufti LTD(3)

10.12	FSI Licensing Agreement dated as of August 14, 1991, between FSI International, Inc. and m•FSI LTD(3)

10.13	Amendment to FSI/Metron Technology Distribution Agreement dated July 31, 1999.(12)

10.15	License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(4)

10.16	Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(4)

10.17	Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated.(5)

10.18	Amended and Restated Directors’ Nonstatutory Stock Option Plan.(6)

10.19	Management Agreement between FSI International, Inc. and Donald S. Mitchell, effective as of January 2, 2001. (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.) (16)#

10.20	FSI International, Inc. 1994 Omnibus Stock Plan.(7)

10.26	Summary of Employment Arrangement between the Company and Don Mitchell dated December 12, 1999. (15)#

10.30	Employment Agreement entered into as of December 12, 1999 by and between FSI International, Inc. and Donald S. Mitchell. (13)#

10.31	Agreement made and entered into as of March 4, 2001 by and between FSI International, Inc. and Benno G. Sand. (18)#

10.32	Metron Technology Transition Agreement dated October 9, 2003 by and between FSI International, Inc. and Metron Technology B.V., portion of which have been omitted pursuant to a request for confidential treatment. These portions are identified by [***]. (23).

10.33	First Amendment to the Metron Technology Transition Agreement dated February 5, 2003. (24)

10.34	Second Amendment to the Metron Technology Transition Agreement dated February 28, 2003. (24)

10.35	FSI/Metron Technology Distribution Agreement dated February 28, 2003 by and between FSI International, Inc. and Metron Technology, N.V. (24)

10.36	Amendment to Article 7. Warranty of Exclusive Distribution Agreement Between FSI International and m•FSI LTD effective 16 April, 1999. (26)

10.37	Amendment to FSI Exclusive Distributorship Agreement made as of July 31, 1999 among FSI International, Inc., m•FSI LTD and BOC Edwards. (26)

10.38	Amendment to Shareholders Agreement dated June 5, 1991 among FSI International, Inc. and Mitsui & Co., LTD and Chlorine Engineers Corp., LTD and MBK Project Holdings LTD dated as of September 17, 2004. (26)

10.39	Amendment to FSI Exclusive Distributorship Agreement dated August 14, 1991 between FSI International, Inc. and m•FSI LTD dated as of November 14, 2003. (26)

21.0	Subsidiaries of the Company. (27)

23.1	Consent of KPMG LLP. (filed herewith)

23.2	Consent of KPMG AZSA & Co. (filed herewith)

24.0	Powers of Attorney from the Directors of FSI International, Inc. (27)

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.1	Financial Statements of m•FSI LTD for the fiscal years ended June 30, 2005 and 2004. (filed herewith)

#	Identified exhibit is a management contract, compensation plan or arrangement.
(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 8-A, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(13)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(14)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.

(15)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(16)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 24, 2001, SEC File No. 0-17276 and incorporated by reference.

(17)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8, filed by the Company on March 28, 2003, SEC File No. 333-104088 and incorporated by reference.

(18)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 2002, SEC File No. 0-17276 and incorporated by reference.

(19)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(20)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A2, filed by the Company on April 9, 2002, SEC File No. 0-17276, and incorporated by reference.

(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on April 5, 2002, SEC File No. 0-17276, and incorporated by reference.

(22)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 dated April 12, 2002, SEC File No. 333-86148, and incorporated by reference.

(23)	Filed as an Exhibit to the Company’s Report on Form 10-Q/A for the quarter ended November 30, 2002, SEC File No. 0-17276 and incorporated by reference.

(24)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended March 1, 2003, SEC File No. 0-17276 and incorporated by reference.

(25)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on October 20, 2004, SEC File No. 0-17276 and incorporated by reference.

(26)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 2004, SEC File No. 0-17276 and incorporated by reference.

(27)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 27, 2005, SEC File No. 0-17276 and incorporated by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC.

By:	/s/ Donald S. Mitchell

Donald S. Mitchell, Chairman and
Chief Executive Officer
(Principal Executive Officer)
Dated: December 22, 2005

By:	/s/ Patricia M. Hollister

Patricia M. Hollister, Chief Financial Officer
(Principal Financial and Accounting Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, constituting a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated.
James A. Bernards, Director*
Terrence W. Glarner, Director*
Willem D. Maris, Director*
Donald S. Mitchell, Director*
Krishnamurthy (“Raj”) Rajagopal, Director*

	*By:	/s/ Patricia M. Hollister

Patricia M. Hollister, Attorney-in-fact
Dated: December 22, 2005

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation.(10)	Incorporated by reference

2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc.(1)	Incorporated by reference

2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc.(11)	Incorporated by reference

3.1	Restated Articles of Incorporation of the Company.(2)	Incorporated by reference

3.2	Restated and Amended By-Laws.(19)	Incorporated by reference

3.5	Articles of Amendment of Restated Articles of Incorporation.(12)	Incorporated by reference

3.6	Certificate of Designation, Preferences and rights of Series A Junior Participating Preferred Shares.(8)	Incorporated by reference

4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent.(8)	Incorporated by reference

4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent.(9)	Incorporated by reference

4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent.(14)	Incorporated by reference

4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May 22, 1997, as amended on March 26, 1998 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights Agent.(20)	Incorporated by reference

4.5	Form of Purchase Agreement, dated April 4, 2002.(21)	Incorporated by reference

4.6	Schedule of Purchasers which have executed the Form of Purchase Agreement, dated April 4, 2002.(22)	Incorporated by reference

10.1	FSI International, Inc. 1997 Omnibus Stock Plan (as amended and restated April 2001).(17)	Incorporated by reference

10.2	Form of Incentive Stock Option Agreement for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(25)	Incorporated by reference

10.3	Form of Incentive Stock Option Agreement for Outside Directors for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(25)	Incorporated by reference

10.9	Amended and Restated Employees Stock Purchase Plan.(17)	Incorporated by reference

10.10	Shareholders Agreement among FSI International, Inc. and Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991.(3)	Incorporated by reference

10.11	FSI Exclusive Distributorship Agreement dated as of August 14, 1991 between FSI International, Inc. and m•FSI, LTD(3)	Incorporated by reference

10.12	FSI Licensing Agreement dated as of August 14, 1991, between FSI International, Inc. and m•FSI, LTD(3)	Incorporated by reference

10.13	Amendment to FSI/Metron Technology Distribution Agreement dated July 31, 1999.(12)	Incorporated by reference

10.15	License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(4)	Incorporated by reference

10.16	Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(4)	Incorporated by reference

10.17	Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated.(5)	Incorporated by reference

10.18	Amended and Restated Directors’ Nonstatutory Stock Option Plan.(6)	Incorporated by reference

Exhibit	Description	Method of Filing
10.19	Management Agreement between FSI International, Inc. and Donald S. Mitchell, effective as of January 2, 2001. (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.) (16)#	Incorporated by reference

10.20	FSI International, Inc. 1994 Omnibus Stock Plan.(7)	Incorporated by reference

10.26	Summary of Employment Arrangement between the Company and Don Mitchell dated December 12, 1999. (15)#	Incorporated by reference

10.30	Employment Agreement entered into as of December 12, 1999 by and between FSI International, Inc. and Donald S. Mitchell.(13)#	Incorporated by reference

10.31	Agreement made and entered into as of March 4, 2001 by and between FSI International, Inc. and Benno G. Sand. (18)#	Incorporated by reference

10.32	Metron Technology Transition Agreement dated October 9, 2002 by and between FSI International, Inc. and Metron Technology, B.V., portions of which have been omitted pursuant to a request for confidential treatment. These portions are identified by [***]. (23)	Incorporated by reference

10.33	First Amendment to the Transition Agreement dated February 5, 2003.(24)	Incorporated by reference

10.34	Second Amendment to the Transition Agreement dated February 28, 2003.(24)	Incorporated by reference

10.35	FSI/Metron Technology Distribution Agreement dated February 28, 2003 by and between FSI International, Inc. and Metron Technology, N.V.(24)	Incorporated by reference

10.36	Amendment to Article 7. Warranty of Exclusive Distribution Agreement Between FSI International and m•FSI LTD effective 16 April, 1999. (26)	Incorporated by reference

10.37	Amendment to FSI Exclusive Distributorship Agreement made as of July 31, 1999 among FSI International, Inc., m•FSI LTD and BOC Edwards. (26)	Incorporated by reference

10.38	Amendment to Shareholders Agreement dated June 5, 1991 among FSI International, Inc. and Mitsui & Co., LTD and Chlorine Engineers Corp., LTD and MBK Project Holdings LTD dated as of September 17, 2004. (26)	Incorporated by reference

10.39	Amendment to FSI Exclusive Distributorship Agreement dated August 14, 1991 between FSI International, Inc. and m•FSI LTD dated as of November 14, 2003. (26)	Incorporated by reference

21.0	Subsidiaries of the Company. (27)	Incorporated by reference

23.1	Consent of KPMG LLP.	Filed herewith

23.2	Consent of KPMG-AZSA & Co.	Filed herewith

24.0	Powers of Attorney from the Directors of FSI International, Inc. (27)	Incorporated by reference

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Financial Statements of m•FSI LTD for the fiscal years ended June 30, 2005 and 2004.	Filed herewith

#	Identified exhibit is a management contract, compensation plan or arrangement.
(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 8-A, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, SEC File No. 0-17276 and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(13)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(14)	Filed as an Exhibit to the Company’s Report on Form 10- Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.

(15)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(16)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 24, 2001, SEC File No. 0-17276 and incorporated by reference.

(17)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8, filed by the Company on March 28, 2003, SEC File No. 333-104088 and incorporated by reference.

(18)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 2002, SEC File No. 0-17276 and incorporated by reference.

(19)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(20)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A2, filed by the Company on April 9, 2002, SEC File No. 0-17276, and incorporated by reference.

(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on April 5, 2002, SEC File No. 0-17276, and incorporated by reference.

(22)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 dated April 12, 2002, SEC File No. 333-86148, and incorporated by reference.

(23)	Filed as an Exhibit to the Company’s Report on Form 10-Q/A for the quarter ended November 30, 2002, SEC File No. 0-17276 and incorporated by reference.

(24)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended March 1, 2003, SEC File No. 0-17276 and incorporated by reference.

(25)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on October 20, 2004, SEC File No. 0-17276 and incorporated by reference.

(26)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 2004, SEC File No. 0-17276 and incorporated by reference.

(27)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 27, 2005, SEC File No. 0-17276 and incorporated by reference.