Form 10-Q
period 2005-11-26
FSI INTERNATIONAL INC
filed 2006-01-05
CIK 841692

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 26, 2005
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
           ☐ YES    ☑ NO
Common Stock, no par value — 29,920,000 shares outstanding as of December 30, 2005

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I. ITEM 1. FINANCIAL STATEMENTS
FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
NOVEMBER 26, 2005 AND AUGUST 27, 2005
(unaudited)
(in thousands)
ASSETS

	November 26,	August 27,
	2005	2005
Current assets:
Cash and cash equivalents	$4,009	$11,352
Restricted cash	140	282
Marketable securities	24,350	20,245
Trade accounts receivable, net of allowance for doubtful accounts of $886 and $922, respectively	21,573	21,393
Trade accounts receivable from affiliate	2,889	3,504
Inventories	24,641	24,717
Prepaid expenses and other current assets	7,244	6,924

Total current assets	84,846	88,417

Property, plant and equipment, at cost	77,936	77,726
Less accumulated depreciation and amortization	(56,707)	(56,170)

	21,229	21,556

Investment in affiliate	7,913	8,484
Other intangibles, net	1,649	1,784
Deposits and other assets	1,698	1,698

Total assets	$117,335	$121,939

(continued)
See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
NOVEMBER 26, 2005 AND AUGUST 27, 2005
(continued)
(unaudited)
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	November 26,	August 27,
	2005	2005
Current liabilities:
Trade accounts payable	$5,616	$5,203
Accrued expenses	10,935	11,592
Customer deposits	670	1,220
Deferred profit	5,083	3,980
Deferred profit with affiliate	191	808

Total current liabilities	22,495	22,803

Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized; none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 29,892 and 29,874 shares, respectively	223,733	223,675
Accumulated deficit	(129,060)	(124,765)
Accumulated other comprehensive income	(61)	226
Other stockholders’ equity	228	—

Total stockholders’ equity	94,840	99,136

Total liabilities and stockholders’ equity	$117,335	$121,939

See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED NOVEMBER 26, 2005 AND NOVEMBER 27, 2004
(unaudited)
(in thousands, except per share amounts)

	November 26,	November 27,
	2005	2004
Sales (including sales to affiliate of $2,401 and $1,796, respectively)	$18,623	$19,445
Cost of goods sold	8,711	9,037

Gross profit	9,912	10,408

Selling, general and administrative expenses	8,464	8,466
Research and development expenses	5,875	5,422

Operating loss	(4,427)	(3,480)

Interest expense	(5)	(15)
Interest income	296	125
Other income, net	62	42

Loss before income taxes	(4,074)	(3,328)

Income taxes	13	6

Loss before equity in losses of affiliate	(4,087)	(3,334)

Equity in (losses) earnings of affiliate	(209)	58

Net loss	$(4,296)	$(3,276)

Net loss per common share — Basic and diluted	$(0.14)	$(0.11)

Weighted average common shares	29,881	29,943

Weighted average common and potential common shares	29,881	29,943
See accompanying notes to consolidated condensed financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED NOVEMBER 26, 2005 AND NOVEMBER 27, 2004
(unaudited)
(in thousands)

	November 26,	November 27,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(4,296)	$(3,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	284	—
Depreciation	813	982
Amortization	134	380
Equity in losses (earnings) of affiliate	209	(58)
Changes in operating assets and liabilities:
Accounts receivable	434	1,770
Inventories	75	(4,809)
Prepaid expenses and other current assets	(319)	(381)
Trade accounts payable	413	(2,355)
Accrued expenses	(712)	(535)
Customer deposits	(549)	(165)
Deferred profit	486	181

Net cash used in operating activities	(3,028)	(8,266)

INVESTING ACTIVITIES:
Capital expenditures	(486)	(596)
Purchase of marketable securities	(118,550)	(102,925)
Sale of marketable securities	114,445	110,525
Dividend from affiliate	208	—
Investment in license fee	—	(510)
Investment in affiliate	—	(490)

Net cash (used in) provided by investing activities	(4,383)	6,004

FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	142	(11)
Net proceeds from issuance of common stock	58	9

Net cash provided by (used in) financing activities	200	(2)

Effect of exchange rate on cash	(132)	495

Decrease in cash and cash equivalents	(7,343)	(1,769)
Cash and cash equivalents at beginning of period	11,352	10,344

Cash and cash equivalents at end of period	$4,009	$8,575

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
     The Company’s customers include microelectronics manufacturers located throughout North America, Europe and Asia.
     Consolidated Condensed Financial Statements
     The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments, except as disclosed in the notes) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes to the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005, as amended, previously filed with the Securities and Exchange Commission.

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
     All other product sales with customer specific acceptance provisions are recognized upon customer acceptance. Future revenues may be negatively impacted if the Company is unable to meet customer-specific acceptance criteria. Revenue related to spare parts sales is recognized upon shipment. Revenue related to maintenance and service contracts and extended warranty contracts is recognized ratably over the duration of the contracts.
     The timing and amount of revenue recognized are dependent on the mix of revenue recognized upon shipment versus acceptance and for revenue recognized upon acceptance, they are dependent upon when customer specific criteria are met.
     Other Comprehensive Income (Loss)
     Other comprehensive income (loss) pertains to revenues, expenses, gains, and losses that are not included in net income (loss), but rather are recorded directly in stockholders’ equity. For the first quarters of fiscal 2006 and 2005, other comprehensive income (loss) consisted of foreign currency translation adjustments and unrealized holding gains on investments.
     Cash and Cash Equivalents
     All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.
     Marketable Securities
     The Company classifies its marketable equity securities as available-for-sale and carries these securities at amounts that approximate fair market value. As of February 26, 2005, the Company began to classify its investment in auction-rate securities as marketable securities. Previously, these investments were included in cash and cash equivalents. These investments totaled $24.4 million as of November 26, 2005 and $20.2 million as of August 27, 2005. This change in classification has no effect on the amounts of total current assets, total assets, net income, or cash flows from operations of the Company.

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
     Inventories and Inventory Reserves
     Inventories are valued at the lower of cost, determined by the first in, first out method, or market. The Company records reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these reserves are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives, forecasted sales demand and recoverability.
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
     The Company amortizes intangible assets on a straight-line basis over their estimated economic lives which range from two to nine years. The estimated aggregate amortization of intangible assets for the next five years is $403,000 in the last nine months of fiscal 2006, $537,000 in fiscal 2007, $538,000 in fiscal 2008, $163,000 in fiscal 2009 and $8,000 in fiscal 2010.
     If the Company determines that the carrying value of intangibles and long-lived assets may not be recoverable, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in its current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $32.5 million as of November 26, 2005 and $33.5 million as of August 27, 2005.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
     The Company has no intangible assets with indefinite useful lives. Intangible assets as of November 26, 2005 and August 27, 2005 consisted of the following (in thousands):

	As of November 26, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$9,150	$9,150	$—
Patents	4,285	3,027	1,258
License fees	1,010	619	391
Other	420	420	—

	$14,865	$13,216	$1,649

	As of August 27, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$9,150	$9,150	$—
Patents	4,285	2,918	1,367
License fees	1,010	593	417
Other	420	420	—

	$14,865	$13,081	$1,784

     The Company routinely considers whether indicators of impairment of its property and equipment are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the asset in question is less than its carrying value. If less, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. Fair value is determined by discounted estimated future cash flows, appraisals or other methods deemed appropriate. If the asset determined to be impaired is to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset is less than the asset’s carrying value.
     Investment in Affiliate
     The Company’s investment in affiliated companies consists of a 49% interest in m•FSI LTD, a Japanese joint venture company formed in 1991. This investment is accounted for by the equity method utilizing a two-month lag due to the affiliate’s year end.
     The Company defers recognition of the profit on sales to m•FSI LTD which remain in m•FSI LTD’s inventory based on the Company’s ownership percentage of m•FSI LTD.
     The book value of the Company’s long-term investment in affiliate is reviewed for other than temporary impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
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
     Warranty provisions, claims and changes in estimates for the fiscal quarters ended November 26, 2005 and November 27, 2004 are as follows (in thousands):

	November 26,	November 27,
	2005	2004
Beginning balance	$4,117	$4,575
Warranty provisions	328	203
Warranty claims	(423)	(103)
Changes in estimates	(356)	(384)

Ending balance	$3,666	$4,291

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
     Net Income (Loss) Per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average number of common stock outstanding assuming the conversion of potential dilutive common shares. Diluted net loss per common share for fiscal quarters ended November 26, 2005 and November 27, 2004 does not include the effect of potential dilutive common shares as their inclusion would be antidilutive. The number of potential dilutive common shares excluded from the computation of diluted net loss per share was 3,944,000 for the first quarter of fiscal 2006 and 3,746,000 for the first quarter of fiscal 2005.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
     Derivative Instruments and Hedging Activities
     The Company does not use derivative financial instruments for trading or speculative purposes. The Company did not engage in any hedging activities during the first quarters of fiscal 2006 or 2005.
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
     Employee Stock Plans
     On August 28, 2005, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment”, using the modified prospective method. As a result, as of November 26, 2005, our results of operations reflected compensation expense for new stock options granted and vested under our stock incentive plan and employee stock purchase plan during the first quarter of fiscal 2006 and the unvested portion of previous stock option grants which vested during the first quarter of fiscal 2006. Amounts recognized in the financial statements related to stock-based compensation were as follows (in thousands, except for per share data):

	Quarters Ended
	November 26,	November 27,
	2005	2004

Total cost of stock-based compensation	$284	$—
Amount capitalized in inventory and property and equipment	—	—

Amounts charged against earnings, before income tax benefits	284	—
Amount of income tax benefit recognized in earnings	—	—

Amount charged against net earnings	$284	$—

Impact on net loss per common share:
Basic	$0.01	$—
Diluted	$0.01	$—
     Stock-based compensation expense was reflected in the statement of operations for the first quarter of fiscal 2006 as follows (in thousands):

Cost of goods sold	$10
Selling, general and administrative	206
Research and development	68

$284

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
     Prior to the first quarter of fiscal 2006, we accounted for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net loss and net loss per share would have been adjusted to the following pro forma amounts (in thousands, except for per share data):

Quarter ended
November 27, 2004
Net loss, as reported	$(3,276)

Employee stock-based compensation expense included in net earnings	—
Less: stock-based employee compensation expense determined under fair value based method	(679)

Pro forma net loss	$(3,955)

Net loss per share:
Basic — as reported	$(0.11)
Basic — pro forma	$(0.13)
Diluted — as reported	$(0.11)
Diluted — pro forma	$(0.13)
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method. We use historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the first quarters of fiscal 2006 and 2005 using the Black-Scholes option-pricing model:

	Quarters ended
	November 26,	November 27,
	2005	2004
Volatility	69.3%	71.5%
Risk-free interest rates	4.2%	3.4%
Expected option life	5.6	5.2
Stock dividend yield	—	—

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
     A summary of our option activity for the first quarter of fiscal 2006 is as follows (in thousands, except price per share and contractual term):

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
Outstanding at August 27, 2005	4,001	$7.34
Options granted	13	4.16
Options forfeited	4	3.32
Options expired	47	9.07
Options exercised	19	3.17

Outstanding at November 26, 2005	3,944	$7.33	6.4	—

Exercisable at November 26, 2005	3,487	$7.84	6.1	—

     There was no aggregate intrinsic value for options outstanding or exercisable at November 26, 2005 as the average price of our stock for the first quarter of fiscal 2006 was less than the average exercise price of options outstanding or exercisable.
     The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the first quarter of fiscal 2006 was $2.46 per share and for options granted in the first quarter of fiscal 2005 was $2.49 per share. The total intrinsic value of options exercised during the first quarter of fiscal 2006 was $17,300 and during the first quarter of fiscal 2005 was $4,200.
     A summary of the status of our unvested option shares as of November 26, 2005 is as follows (in thousands except fair value amounts):

		Weighted-average
	Number of	Grant-Date Fair
	Shares	Value
Unvested at August 27, 2005	531	$3.43
Options granted	13	4.16
Options forfeited	4	3.32
Options vested	83	3.43

Unvested at November 26, 2005	457	$3.48

     As of November 26, 2005, there was $683,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of option shares vested during the first quarter of fiscal 2006 was $284,000 and the first quarter of fiscal 2005 was $679,000.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
     New Accounting Pronouncements
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current period charges. In addition, this statement requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement was effective for inventory costs incurred beginning in the Company’s first quarter of fiscal 2006. The implementation of this statement did not have a material impact on the Company’s results of operation or financial condition.
     Reclassifications
     Certain first quarter of fiscal 2005 amounts have been reclassified to conform to the current year presentation.
(2)	Inventories
     Inventories are summarized as follows (in thousands):

	November 26,	August 27,
	2005	2005
Finished products	$2,328	$2,329
Work-in-process	11,553	9,971
Subassemblies	916	1,146
Raw materials and purchased parts	9,844	11,271

	$24,641	$24,717

(3)	Accrued Expenses
     Accrued expenses are summarized as follows (in thousands):

	November 26,	August 27,
	2005	2005
Commissions	$119	$243
Salaries and benefits	2,301	2,707
Product warranty	3,666	4,117
Professional fees	710	719
Patent litigation	750	750
Income taxes	1,276	1,264
Other	2,113	1,792

	$10,935	$11,592

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
(4) Supplementary Cash Flow Information
     The following summarizes supplementary cash flow items (in thousands):

	Quarters Ended
	November 26,	November 27,
	2005	2004
Interest paid, net	$5	$15
(5) Comprehensive Income (Loss)
     Other comprehensive income (loss) pertains to revenues, expenses, gains and losses that are not included in the net loss but rather are recorded directly in stockholders’ equity. For the quarters ended November 26, 2005 and November 27, 2004, other comprehensive income (loss) consisted of the foreign currency translation adjustment and unrealized holding gains on investments and amounted to (in thousands):

	Quarters Ended
	November 26,	November 27,
	2005	2004
Net loss	($4,296)	($3,276)
Items of other comprehensive income (loss):
Foreign currency translation	(287)	376
Unrealized holding gains on investments	—	(15)

Comprehensive loss	($4,583)	($2,915)

(6) Segment and Other Information
     Segment information
     The Company historically had two product lines, Surface Conditioning and POLARIS® Systems and Services and provided segment information. With the wind-down of the Microlithography business, which began in fiscal 2003, the Company has integrated the operations of its product lines.
     In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s chief operating decision-maker has been identified as the President and Chief Executive Officer. Due to the level of integration of the two product lines, the Company’s chief operating decision-maker reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. The two product lines are a part of one segment for the manufacture, marketing and servicing of equipment for the microelectronics industry.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
(7) Litigation
     The Company generates minor amounts of liquid and solid hazardous waste and use licensed haulers and disposal facilities to ship and dispose of such waste. In the past, the Company has received notices from state or federal enforcement agencies that the Company is a potentially responsible party (“PRP”) in connection with the investigation of several hazardous waste disposal sites owned and operated by third parties. In each matter, the Company has elected to participate in settlement offers made to all de minimis parties with respect to such sites. The risk of being named a PRP is that if any of the other PRP’s are unable to contribute its proportionate share of the liability, if any, associated with the site, those PRP’s that are financially able could be held financially responsible for the shortfall.
     There has and continues to be substantial litigation regarding patent and other intellectual property rights in the microelectronics industry. Commercialization of new products or further commercialization of the Company’s current products could provoke claims of infringement by third parties. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of its proprietary rights. Any such litigation could result in substantial costs and diversion of effort by the Company, which by itself could have a material adverse impact on the Company’s financial condition and operating results. Further, adverse determinations in such litigation could result in the Company’s loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling one or more products, any of which could have a material adverse effect on the Company’s financial condition and results of operations.
     Certain of the Company’s product lines are intended for use with hazardous chemicals. As a result, the Company is notified by its customers from time to time of incidents involving the Company’s equipment that have resulted in a spill or release of a hazardous chemical. The Company maintains product liability insurance in an effort to minimize its risk. However, in some cases it may be alleged that the Company or its equipment is at fault. There can be no assurance that any future litigation resulting from such claims would not have a material adverse effect on the Company’s business or financial results.
Hsu Litigation
     See Note 18 of the Notes to Consolidated Financial Statements in the Company’s fiscal 2005 annual report on Form 10-K, as amended, for a discussion of the Hsu litigation.
YieldUP Patent Litigation
     See Note 18 of the Notes to Consolidated Financial Statements in the Company’s fiscal 2005 annual report on Form 10-K, as amended, for a discussion of the YieldUP patent litigation.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information in this report, except for the historical information contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include, but are not limited to, expected orders, revenues, net loss, cash usage and other financial performance for the second quarter of fiscal 2006; industry, semiconductor and equipment demand for calendar 2006; the length and extent of the current industry recovery; order delays or cancellations; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the level of new orders; the timing and success of current and future product and process development programs; the success of our affiliated distributor in Japan; the success of our direct distribution organization; and the potential impairment of long-lived assets; as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors included in this report. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.
     This discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and footnotes thereto appearing elsewhere in this report.
Industry
     Gartner Dataquest, an industry research group, is currently forecasting that:
•	demand for semiconductors will increase approximately seven percent to $235 billion in calendar 2005 from $220 billion in the prior year, and that such increase will be driven by memory, micro component and ASSP (application-specific standard product) device demand;*

•	semiconductor demand to grow approximately eight percent to $253 billion in calendar 2006;*

•	demand for NOR (a type of flash memory chip with capabilities for applications in which programs run directly from memory) and NAND (a type of flash memory chip used for high density storage applications) and micro components to drive the increase in calendar 2006;*

•	total equipment spending in calendar 2005 to decrease approximately 11 percent to $33 billion as compared to $38 billion in 2004;* and

•	equipment spending to increase approximately eight percent to $36 billion in calendar 2006 based upon device manufacturers current factory utilization rates and the anticipated increase in semiconductor unit demand and return to double digit growth in calendar 2007 and 2008.*
     Device manufacturers are managing capacity increases carefully and are asking equipment manufacturers to shorten equipment delivery lead times. We expect this trend to continue.*
     We believe that global economic conditions will remain robust in calendar 2006 and the top semiconductor suppliers in the world will continue to add advanced 300mm capacity in an effort to reduce their unit manufacturing cost and meet leading edge device demand.* In addition, we believe that our broadening applications capability and focus on new product placements at the top spenders allows us the potential to grow faster than the market segments that we serve.*

Application of Critical Accounting Policies and Estimates
     In accordance with Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.
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
     Timing and amount of revenue recognized are dependent on the mix of revenue recognized upon shipment versus acceptance. For revenue recognized upon acceptance, they are dependent upon when customer-specific criteria are met.
Valuation of Long-Lived and Intangible Assets
     We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
     If we determine that the carrying value of intangibles and long-lived assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $32.5 million as of November 26, 2005 and $33.5 million as of August 27, 2005.
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

FIRST QUARTER OF FISCAL 2006 COMPARED WITH FIRST QUARTER OF FISCAL 2005
The Company
     The following table sets forth for the fiscal quarter indicated, certain income and expense items as a percent of our total sales.

	Percent of Sales
	November 26,	November 27,
First quarter ended:	2005	2004
Sales	100.0%	100.0%
Cost of goods sold	46.8	46.5

Gross profit	53.2	53.5
Selling, general and administrative	45.5	43.5
Research and development	31.5	27.9

Operating loss	(23.8)	(17.9)
Other income, net	1.9	0.8

Losses before income taxes	(21.9)	(17.1)
Income taxes	0.1	—
Equity in (losses) earnings of affiliate	(1.1)	0.3

Net loss	(23.1%)	(16.8%)

Sales Revenues and Shipments
     Sales revenues decreased 4% to $18.6 million for the first quarter of fiscal 2006 as compared to $19.4 million for the first quarter of fiscal 2005. International sales were $12.7 million, representing 68% of total sales during the first quarter of fiscal 2006 and $13.3 million, representing 68% of total sales, during the first quarter of fiscal 2005. The decrease in the amount of total sales revenue related primarily to a decrease in sales to Europe, partially offset by an increase in sales to Asia.
     Shipments in the first quarter of fiscal 2006 increased to $22.1 million from $19.6 million in the first quarter of fiscal 2005. The increase was primarily in domestic shipments.
     Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Therefore depending on timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or due to timing of acceptances, sales revenue may exceed shipments.
     We currently expect second quarter revenues to be between $20 and $24 million.* A portion of this expected revenue is subject to us receiving purchase orders or obtaining timely acceptance from our customers, including gaining acceptance for several systems that are now being qualified by customers.* Also, in the existing industry environment, customers could request delivery delays or cancel orders.
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
     Gross profit as a percentage of sales was 53.2% for the first quarter of fiscal 2006 and was 53.5% for the first quarter of fiscal 2005.

     During the first quarter of fiscal 2006, we had sales of PSS product inventory with an original cost of $0.8 million that had previously been written down to zero. This was primarily due to sales revenues generated from unanticipated PSS refurbished systems, spare parts and upgrades sales. Our gross margin as a percentage of sales in the first quarter of fiscal 2006 would have been 49.0% if we had included in cost of goods sold the original cost of the PSS product inventory that had been written down to zero. Gross margin including the original cost of the PSS product inventory that had been written down to zero is not calculated in accordance with generally accepted accounting principles (“GAAP”). Our management believes that the presentation of gross margin including the original cost of the PSS inventory that had been written down to zero provides a useful analysis of our ongoing operating trends and helps investors compare our operating performance period over period. During the first quarter of fiscal 2005, we had no significant sales of PSS product inventory that had previously been written down to zero.
     The following is a reconciliation of our first quarter fiscal 2006 gross margin calculated in accordance with GAAP to our first quarter fiscal 2006 gross margin including the original cost of PSS product inventory in cost of goods sold that had previously been written down to zero (in thousands):

	First Quarter Ended				First Quarter Ended
	November 26, 2005	% of			November 26, 2005	% of
	(GAAP)	Sales	Adjustment		(Non-GAAP)	Sales
Sales	$18,623				$18,623
Cost of Goods Sold	8,711		$784	(1)	9,495

Gross Margin	$9,912	53.2%			$9,128	49.0%

(1) Original cost of PSS product inventory sold that had previously been written down to zero.
     We will continue to try to sell the impaired inventory to our customers as refurbished systems, spare parts and upgrades to existing systems. If unsuccessful, some of the items will be disposed of. Any significant sales of the impaired inventory will be disclosed. Gross margins will be higher if inventory carried at a reduced cost is sold.
     Gross profit margins are expected to decrease to 44% to 46% of revenues for the second quarter of fiscal 2006, due to both a foreign/domestic sales mix and product mix shift compared to the first quarter of fiscal 2006.*
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $8.5 million in the first quarters of fiscal 2006 and fiscal 2005.
     Based upon our current operations, we expect selling, general and administrative expenses in the second quarter of fiscal 2006 to be in the range of $8.8 to $9.0 million as we continue to focus on supporting product evaluations in process at our customers’ facilities and increasing our field service headcount to support the anticipated increase in unit shipments in future quarters.*

Research and Development Expenses
     Research and development expenses were $5.9 million for the first quarter of fiscal 2006 and $5.4 million for the first quarter of fiscal 2005. The majority of our research and development investment is focused on expanding the applications capabilities of our products, supporting customer evaluations and expanding our product portfolio.
     We expect research and development expenses to range from $5.9 to $6.1 million for the second quarter of fiscal 2006 as we continue to invest in new application and product development programs and continue to support our flagship products: the MAGELLAN, the ANTARES and the ZETA Systems.*
Other Income (Expense), Net
     Other income (expense), net was approximately $353,000 of income for the first quarter of fiscal 2006 as compared to $152,000 of income for the first quarter of fiscal 2005. The increase relates primarily to an increase in interest income associated with higher interest rates.
     Interest income for the second quarter of fiscal 2006 is expected to be between $200,000 to $300,000, given our current cash position and the anticipated interest rates.*
Income Tax
     We recorded a tax expense of $13,000 in the first quarter of fiscal 2006 and $6,000 in the first quarter of fiscal 2005.
     Our deferred tax assets on the balance sheet as of November 26, 2005 have been fully reserved for with a valuation allowance. We do not expect to significantly reduce our valuation allowance until we are consistently profitable on a quarterly basis.*
     We have net operating loss carryforwards for federal income tax purposes of approximately $151.9 million, which will begin to expire in fiscal 2011 through fiscal 2023 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year.
     Tax legislation has been enacted to repeal certain export tax incentives that we have qualified for in the past. The legislation also includes provisions that allow for a deduction for qualified production activities. These provisions will not impact our tax rate in the near term due to the full valuation allowance. The longer term impact will depend on the level of our profitability and the domestic and foreign mix of earnings.
Equity in (Losses) Earnings of Affiliate
     The equity in (losses) earnings of affiliate was approximately $209,000 of losses for the first quarter of fiscal 2006, compared to approximately $58,000 of income for the first quarter of fiscal 2005. The decrease related to m•FSI LTD’s operations.
     We expect to report equity in earnings of affiliate between $200,000 to $300,000 in the second quarter of fiscal 2006 due to the expected timing of acceptance of m•FSI LTD’s products in their second quarter.*

Net Loss
     Assuming that we can achieve the expected revenues, gross margin, operating expenses, interest income and affiliate earning levels, we expect to report a net loss of approximately $3.5 to $4.5 million in the second quarter of fiscal 2006.*
Liquidity and Capital Resources
     Our cash, restricted cash, cash equivalents and marketable securities were approximately $28.5 million as of November 26, 2005, a decrease of $3.4 million from the end of fiscal 2005. The decrease in cash, restricted cash, and cash equivalents was due primarily to $3.0 million of net cash used for operations, $0.5 million of property, plant and equipment acquisitions and $0.1 million of negative currency impact. The decreases were net of a $0.2 million dividend received from our affiliate, m•FSI LTD.
     Accounts receivables will fluctuate quarter to quarter depending on individual customers’ timing of ship dates, payment terms and cash flow conditions. Accounts receivable decreased $0.4 million from the end of fiscal 2005. The decrease in trade accounts receivable related to a decrease in shipments from $25.1 million in the fourth quarter of fiscal 2005 to $22.1 million in the first quarter of fiscal 2006.
     Inventory was approximately $24.6 million at November 26, 2005 and $24.7 million at the end of fiscal 2005. The slight decrease in inventory related primarily to a decrease in raw materials offset by an increase in work-in-process inventory. Inventory reserves were $14.5 million at November 26, 2005, and $15.3 million at the end of fiscal 2005. The PSS product inventory reserves were $11.0 million at November 26, 2005 as compared to $11.7 million at the end of fiscal 2005. This decrease was primarily due to the sales in the first quarter of fiscal 2006 of PSS product inventory with an original cost of $0.8 million that had previously been written down to zero. Since we recorded the PSS product inventory reserves as a result of the wind-down of our Microlithography business in the second quarter of fiscal 2003, we have had sales of PSS product inventory that had previously been written down to zero and reductions in inventory buyback requirements of $7.5 million and have disposed of $6.6 million of PSS product inventory. The original cost of PSS product inventory available for sale or to be disposed of as of November 26, 2005 was $11.0 million.
     Trade accounts payable increased approximately $0.4 million to $5.6 million as of November 26, 2005 as compared to $5.2 million at the end of fiscal 2005. The increase in trade accounts payable related primarily to the timing of inventory receipts.
     Deferred profit increased approximately $0.5 million to $5.3 million as of November 26, 2005, as compared to $4.8 million at the end of fiscal 2005. The increase in deferred profit related primarily to the timing of system acceptances.
     As of November 26, 2005, our current ratio was 3.8 to 1.0, and working capital was $62.4 million. We did not have any outstanding loans with our affiliate and had no lines of credit or guarantees of affiliate as of November 26, 2005. As of November 26, 2005, we had guarantees totaling $256,000 related to auto leases, VAT and payroll requirements in Europe. These guarantees were collateralized with $140,000 of restricted cash.

     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments due by period
		Less than 1			More than 5
Contractual Obligations:	Total	Year	1-3 years	3-5 years	years
Operating Lease Obligations	$2,290	$1,056	$768	$466	$—
Purchase Obligations	4,729	4,729	—	—	—
Other Long-Term Liabilities (1)	3,388	1,138	500	500	1,250

Total	$10,407	$6,923	$1,268	$966	$1,250

(1)	Other long-term liabilities represent payments related to a patent litigation settlement and minimum royalty payments or discounts granted under a license agreement.
     Capital expenditures were $0.5 million in the first quarter of fiscal 2006 and $0.6 million in the first quarter of fiscal 2005. We expect capital expenditures to be less than $1.0 million in the second quarter of fiscal 2006.* Depreciation and amortization for the second quarter of fiscal 2006 is expected to be between approximately $1.0 and $1.2 million.*
     At the second quarter expected run rate, we anticipate using between $2.5 and $3.5 million of net cash for operations, including the final patent litigation payment of $0.8 million, in the second quarter of fiscal 2006.* We believe that with existing cash, cash receipts, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet our currently projected working capital requirements, and to meet other cash requirements through at least fiscal 2006.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies particularly those that are complementary to our surface conditioning business. We may fund such activities with additional equity or debt financing. The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
New Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs.” This statement requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current period charges. In addition, this statement requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement was effective for inventory costs incurred beginning in our first quarter of fiscal 2006. The implementation of this statement did not have a material impact on our results of operations or financial position.
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and we adopted this standard on August 28, 2005 using the modified prospective method. Our results of operations in the first quarter of fiscal 2006 reflected $284,000 of compensation expense for new stock options granted under our stock incentive plan, and for the unvested portion of previous stock options granted under our stock incentive plan and our employee stock purchase plan.
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
     Our stock price has been volatile in the past and may continue to be so in the future. In the first quarter of fiscal 2006, our stock price ranged from $3.72 to $4.42 per share and in fiscal 2005, our stock price ranged from $3.22 to $5.56 per share.
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
     Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region starting in March 2003, we incur labor, service and other expenses in foreign currencies. As of November 26, 2005, we had not entered into any hedging activities and our foreign currency transaction gains and losses for the first quarter of fiscal 2006 were insignificant. We intend to evaluate various hedging activities and other options to minimize fluctuations in interest and currency exchange rates. There is no assurance that we will be successful in minimizing foreign exchange rate risks and such failure may reduce our international sales or negatively impact our operating results.
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
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must perform evaluations of our internal controls over financial reporting. Beginning as of the end of fiscal 2005 and annually thereafter, we must include with our Form 10-K a report on our management’s assessment of the adequacy of such internal controls, and our independent registered public accounting firm must publicly attest to the adequacy of management’s assessment and the effectiveness of our internal controls. We have implemented procedures for compliance. Compliance with these requirements is complex and time-consuming. If we fail to timely or successfully comply with the requirements of Section 404, or if our independent registered public accounting firm does not timely attest to the evaluation, we could be subject to increased regulatory scrutiny and the public’s perception of us may change.
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
ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to an investment in our foreign-based affiliate. As of November 26, 2005, our investment in affiliate included a 49% interest in m•FSI LTD, which operates in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.
     Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region starting in March 2003, we have and will continue to incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* As of November 26, 2005, we had not entered into any hedging activities and our foreign currency transaction gains and losses for the first quarter of fiscal 2006 were insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.
     We do not have significant exposure to changing interest rates as we currently have no long-term debt. As of November 26, 2005, amortized cost approximated market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $285,000 based on cash, restricted cash, cash equivalents and marketable securities balances as of November 26, 2005.
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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
ITEM 1.     Legal Proceedings
     We generate minor amounts of liquid and solid hazardous waste and use licensed haulers and disposal facilities to ship and dispose of such waste. In the past, we have received notices from state or federal enforcement agencies that we are a potentially responsible party (“PRP”) in connection with the investigation of several hazardous waste disposal sites owned and operated by third parties. In each matter, we have elected to participate in settlement offers made to all de minimis parties with respect to such sites. The risk of being named a PRP is that if any of the other PRP’s are unable to contribute its proportionate share of the liability, if any, associated with the site, those PRP’s that are financially able could be held financially responsible for the shortfall.
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
Hsu Litigation
     See Note 18 of the Notes to Consolidated Financial Statements in our fiscal 2005 annual report on Form 10-K, as amended, for a discussion of the Hsu litigation.
YieldUP Patent Litigation
     See Note 18 of the Notes to Consolidated Financial Statements in our fiscal 2005 annual report on Form 10-K, as amended, for a discussion of the YieldUP patent litigation.
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
DATE: January 5, 2006
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