Form 10-Q
period 2006-02-25
FSI INTERNATIONAL INC
filed 2006-04-03
CIK 841692

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 25, 2006
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
☑ YES           ☐ NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-Accelerated Filer ☐
Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES            ☑ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date:
Common Stock, No Par Value – 30,068,000 shares outstanding as of March 30, 2006.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I. Item 1. FINANCIAL STATEMENTS
FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
FEBRUARY 25, 2006 AND AUGUST 27, 2005
ASSETS
(unaudited)
(in thousands)

	February 25,	August 27,
	2006	2005
Current assets:
Cash and cash equivalents	$8,555	$11,352
Restricted cash	142	282
Marketable securities	17,550	20,245
Trade accounts receivable, net of allowance for doubtful accounts of $883 and $922, respectively	20,657	21,393
Trade accounts receivable from affiliate	214	3,504
Inventories, net	27,762	24,717
Prepaid expenses and other current assets	7,724	6,924

Total current assets	82,604	88,417

Property, plant and equipment, at cost	77,817	77,726
Less accumulated depreciation and amortization	(56,244)	(56,170)

	21,573	21,556

Investment in affiliate	7,740	8,484
Intangibles, net	1,515	1,784
Other assets	1,198	1,698

Total assets	$114,630	$121,939

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
FEBRUARY 25, 2006 AND AUGUST 27, 2005
(continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	February 25,	August 27,
	2006	2005
Current liabilities:
Trade accounts payable	$7,693	$5,203
Accrued expenses	9,860	11,160
Customer deposits	1,012	1,220
Deferred profit	3,921	3,980
Deferred profit with affiliate	532	1,240

Total current liabilities	23,018	22,803

Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized, none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 30,043 and 29,874 shares, respectively	224,237	223,675
Accumulated deficit	(132,782)	(124,765)
Accumulated other comprehensive (loss) income	(321)	226
Other stockholders’ equity	478	—

Total stockholders’ equity	91,612	99,136

Total liabilities and stockholders’ equity	$114,630	$121,939

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED FEBRUARY 25, 2006 AND FEBRUARY 26, 2005
(unaudited)
(in thousands, except per share data)

	February 25,	February 26,
	2006	2005
Sales (including sales to affiliate of $198 and $406, respectively)	$22,287	$24,153
Cost of sales	10,201	13,408

Gross margin	12,086	10,745

Selling, general and administrative expenses	(9,540)	(8,899)
Gain on sale of facility	—	7,015
Research and development expenses	(6,199)	(5,444)

Operating (loss) income	(3,653)	3,417

Interest expense	(9)	(12)
Interest income	267	116
Impairment of investment	(500)	—
Other income, net	80	30

(Loss) income before income taxes	(3,815)	3,551

Income taxes	12	12

(Loss) income before equity in earnings of affiliate	(3,827)	3,539

Equity in earnings of affiliate	105	372

Net (loss) income	$(3,722)	$3,911

Net (loss) income per common share
Basic	$(0.12)	$0.13
Diluted	$(0.12)	$0.13

Weighted average common shares	29,980	29,985
Weighted average common and potential common shares	29,980	30,253
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED FEBRUARY 25, 2006 AND FEBRUARY 26, 2005
(unaudited)
(in thousands, except per share data)

	February 25,	February 26,
	2006	2005
Sales (including sales to affiliate of $2,599 and $2,202, respectively)	$40,910	$43,598
Cost of sales	18,912	22,445

Gross margin	21,998	21,153

Selling, general and administrative expenses	(18,004)	(17,364)
Gain on sale of facility	—	7,015
Research and development expenses	(12,074)	(10,867)

Operating loss	(8,080)	(63)

Interest expense	(15)	(27)
Interest income	564	241
Impairment of investment	(500)	—
Other income, net	142	79

(Loss) income before income taxes	(7,889)	230

Income taxes	25	25

(Loss) income before equity in (loss) earnings of affiliate	(7,914)	205

Equity in (loss) earnings of affiliate	(103)	430

Net (loss) income	$(8,017)	$635

Net (loss) income per common share
basic	$(0.27)	$0.02
diluted	$(0.27)	$0.02

Weighted average common shares	29,931	29,964
Weighted average common and potential common shares	29,931	30,248
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 25, 2006 AND FEBRUARY 26, 2005
(unaudited)
(in thousands)

	February 25,	February 26,
	2006	2005
OPERATING ACTIVITIES:
Net (loss) income	$(8,017)	$635
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock compensation expense	523	—
Gain on sale of facility	—	(7,015)
Impairment of investment	500	—
Depreciation	1,703	1,944
Amortization	269	514
Equity in losses (earnings) of affiliate	103	(430)
Loss on disposal of equipment	—	1
Changes in operating assets and liabilities:
Restricted cash	141	(34)
Trade accounts receivable	4,026	2,537
Inventories	(3,045)	(2,080)
Prepaid expenses and other current assets	(801)	(978)
Trade accounts payable	2,490	(4,950)
Accrued expenses	(1,345)	(1,217)
Customer deposits	(208)	998
Deferred profit	(767)	88

Net cash used in operating activities	(4,428)	(9,987)

INVESTING ACTIVITIES:
Capital expenditures	(1,720)	(1,106)
Purchases of marketable securities	(196,500)	(147,110)
Sales of marketable securities	199,195	147,870
Dividend from affiliate	208	—
Investment in license fee	—	(510)
Investment in affiliate	—	(490)
Proceeds from sale of property and equipment	—	14,405

Net cash provided by investing activities	1,183	13,059

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	562	262

Net cash provided by financing activities	562	262

Effect of exchange rate changes on cash	(114)	105

(Decrease) increase in cash and cash equivalents	(2,797)	3,439

Cash and cash equivalents at beginning of period	11,352	10,344

Cash and cash equivalents at end of period	$8,555	$13,783

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     Condensed Consolidated Financial Statements
     The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments, except as disclosed in the notes) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005, as amended, previously filed with the Securities and Exchange Commission.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     Other Comprehensive Income (Loss)
     Other comprehensive income (loss) pertains to revenues, expenses, gains, and losses that are not included in net income (loss), but rather are recorded directly in stockholders’ equity. For the second quarter and first six months of fiscal 2006, other comprehensive income (loss) consisted of foreign currency translation adjustments. For the second quarter and first six months of fiscal 2005, other comprehensive income (loss) consisted of foreign currency translation adjustments and unrealized holding gains on investments.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     Inventories and Inventory Reserves
     Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. The Company records reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these reserves are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives, forecasted sales demand and recoverability.
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
     Long-Lived Assets
     The Company assesses the impairment of long-lived assets, including intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
     The Company routinely considers whether indicators of impairment of its long-lived assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the asset in question is less than its carrying value. If less, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. Fair value is determined by discounted estimated future cash flows, appraisals or other methods deemed appropriate. If the asset determined to be impaired is to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset is less than the asset’s carrying value. See discussion related to impairment of long-lived assets in Note 9. Long-lived assets, amounted to $32.0 million as of February 25, 2006 and $33.5 million as of August 27, 2005.
     The Company amortizes intangible assets on a straight-line basis over their estimated economic lives which range from two to nine years. The estimated aggregate amortization of intangible assets for the next five years is $269,000 in the last six months of fiscal 2006, $537,000 in fiscal 2007, $538,000 in fiscal 2008, $163,000 in fiscal 2009 and $8,000 in fiscal 2010.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The Company has no intangible assets with indefinite useful lives. Intangible assets as of February 25, 2006 and August 27, 2005 consisted of the following (in thousands):

	As of February 25, 2006
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	$9,150	$9,150	$—
Patents	4,285	3,135	1,150
License fees	1,010	645	365
Other	420	420	—

	$14,865	$13,350	$1,515

	As of August 27, 2005
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	$9,150	$9,150	$—
Patents	4,285	2,918	1,367
License fees	1,010	593	417
Other	420	420	—

	$14,865	$13,081	$1,784

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
     Income Taxes
     Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting. The Company accounts for tax credits as reductions of income tax expense in the year in which such credits are allowable for tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     During the quarter ended February 25, 2006, management determined that the accumulated undistributed earnings related to the Company’s investment in m•FSI LTD were no longer considered permanently reinvested. Accordingly, a deferred tax liability amounting to $2.1 million was established on the underlying book-to-tax basis difference in this investment. Since the amount of the deferred tax liability resulted in a corresponding reduction to the Company’s valuation allowance on its deferred tax assets, the establishment of the liability did not have an impact on the Company’s effective tax rate.
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
     Warranty provisions, claims and changes in estimates for the fiscal quarters and six months ended February 25, 2006 and February 26, 2005 are as follows (in thousands):

	Quarters Ended		Six Months Ended
	February 25,	February 26,	February 25,	February 26,
	2006	2005	2006	2005
Beginning balance	$3,666	$4,291	$4,117	$4,575
Warranty provisions	365	379	694	582
Warranty claims	(317)	(89)	(741)	(190)
Changes in estimates	(370)	(125)	(726)	(511)

Ending balance	$3,344	$4,456	$3,344	$4,456

     Foreign Currency Translation
     Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates. Operating results for investees and foreign subsidiaries are translated into U.S. dollars using the average or actual rates of exchange prevailing during the period. Foreign currency translation adjustments are included in the accumulated other comprehensive income (loss) account in stockholders’ equity.
     Net (Loss) Income Per Common Share
     Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per common share is computed using the treasury stock method to compute the weighted average number of common stock outstanding assuming the conversion of potential dilutive common shares. The dilutive effect of common shares excludes all options for which the exercise price was higher than the average market price for the period. Diluted net loss per common share for fiscal quarter and first six months ended February 25, 2006 does not include the effect of potential dilutive common shares as their inclusion would be antidilutive. The number of potential dilutive common shares excluded from the computation of diluted net loss per share was 3,904,000 for the second quarter of fiscal 2006 and for the first six months of fiscal 2006. The number of shares excluded from the computation of net income per share was 3,684,000 for the second quarter of fiscal 2005 and 3,668,000 for the first six months of fiscal 2005.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     Employee Stock Plans
     On August 28, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment”, using the modified prospective method. As a result, as of February 25, 2006, the Company’s results of operations reflected compensation expense for new stock options granted and vested under its stock incentive plan and employee stock purchase plan during the first six months of fiscal 2006 and the unvested portion of previous stock option grants which vested during the first six months of fiscal 2006. Amounts recognized in the financial statements related to stock-based compensation are as follows (in thousands, except for per share data):

	Quarter Ended	Six Months Ended
	February 25,	February 25,
	2006	2006
Total cost of stock-based compensation	$239	$523
Amount capitalized in inventory and property and equipment	—	—

Amounts charged against (loss) earnings, before income tax benefits	239	523
Amount of income tax benefit recognized in earnings	—	—

Amount charged against net loss	$239	$523

Impact on net loss per common share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Stock-based compensation expense was reflected in the statement of operations for the second quarter and first six months of fiscal 2006 as follows (in thousands):

	Quarter Ended	Six Months Ended
	February 25,	February 25,
	2006	2006
Cost of goods sold	$11	$21
Selling, general and administrative	151	357
Research and development	77	145

	$239	$523

     Prior to the first quarter of fiscal 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net loss and net loss per share would have been adjusted to the following pro forma amounts (in thousands, except for per share data):

	Quarter Ended	Six Months Ended
	February 26,	February 26,
	2005	2005
Net income, as reported	$3,911	$635

Employee stock-based compensation expense included in net earnings	—	—
Less: stock-based employee compensation expense determined under fair value based method	(802)	(1,481)

Pro forma net income (loss)	$3,109	$(846)

Net income (loss) per share:
Basic — as reported	$0.13	$0.02
Basic — pro forma	$0.10	$(0.03)
Diluted — as reported	$0.13	$0.02
Diluted — pro forma	$0.10	$(0.03)

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the second quarters and first six months of fiscal 2006 and 2005 using the Black-Scholes option-pricing model:

	Quarters Ended		Six Months Ended
	February 25,	February 26,	February 25,	February 26,
	2006	2005	2006	2005
Stock options:
Volatility	68.3%	70.4%	68.8%	70.9%
Risk-free interest rates	4.4%	3.7%	4.3%	3.5%
Expected option life	5.5	5.6	5.6	5.4
Stock dividend yield	—	—	—	—

ESPP:
Volatility	68.3%	70.4%	68.3%	70.9%
Risk-free interest rates	4.3%	2.6%	4.3%	2.6%
Expected option life	0.5	0.5	0.5	0.5
Stock dividend yield	—	—	—	—
     A summary of the option activity for the first six months of fiscal 2006 is as follows (in thousands, except price per share and contractual term):

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
Outstanding at August 27, 2005	4,001	$7.34
Options granted	65	4.55
Options forfeited	(13)	3.44
Options expired	(68)	9.16
Options exercised	(81)	3.35

Outstanding at February 25, 2006	3,904	7.36	6.1	—

Exercisable at February 25, 2006	3,517	7.77	5.8	—

     There was no aggregate intrinsic value for options outstanding or exercisable at February 25, 2006 as the average price of the Company’s stock for the first six months of fiscal 2006 was less than the average exercise price of options outstanding or exercisable.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the second quarter of fiscal 2006 was $2.82 per share, for options granted in the first six months of fiscal 2006 was $2.74 per share and for options granted in the second quarter and first six months of fiscal 2005 was $2.59 per share. The total intrinsic value of options exercised was $94,400 during the second quarter of fiscal 2006, $111,700 during the first six months of fiscal 2006, $400 during the second quarter of fiscal 2005 and $4,600 during the first six months of fiscal 2005.
     A summary of the status of our unvested option shares as of February 25, 2006 is as follows (in thousands, except fair value amounts):

	Number of	Weighted-average
	Shares	Grant-Date Fair Value
Unvested at August 27, 2005	531	$3.43
Options granted	65	4.55
Options forfeited	(13)	3.44
Options vested	(196)	3.45

Unvested at February 25, 2006	387	$3.61

     As of February 25, 2006, there was $738,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 0.8 years. The total fair value of option shares vested was $239,000 during the second quarter of fiscal 2006, $523,000 during the first six months of fiscal 2006, $802,000 during the second quarter of fiscal 2005 and $1,481,000 during the first six months of fiscal 2005.
     New Accounting Pronouncements
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current period charges. In addition, this statement requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement was effective for inventory costs incurred beginning in the Company’s first quarter of fiscal 2006. The implementation of this statement did not have an impact on the Company’s results of operation or financial condition.
     Reclassifications
     Certain fiscal 2005 amounts have been reclassified to conform to the current year presentation.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     During the second quarter of fiscal 2003, the Company also recorded an impairment charge of $2.0 million on the Microlithography business equipment based upon management’s review of its business equipment and its estimated fair value under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”
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
(3) Inventories, net
     Inventories, net are summarized as follows (in thousands):

	February 26,	August 27,
	2005	2005
Finished products	$2,676	$2,329
Work-in-process	12,405	9,971
Subassemblies	915	1,146
Raw materials and purchased parts	11,766	11,271

	$27,762	$24,717

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(4) Accrued expenses
     Accrued expenses are summarized as follows (in thousands):

	February 25,	August 27,
	2006	2005
Commissions	$136	$243
Salaries and benefits	2,998	2,707
Product warranty	3,344	4,117
Professional fees	640	719
Patent litigation	—	750
Income taxes	1,288	1,264
Other	1,454	1,360

	$9,860	$11,160

(5) Supplementary cash flow information
     The following summarizes supplementary cash flow items (in thousands):

	Six Months Ended
	February 25,	February 26,
	2006	2005
Interest paid, net	$15	$27

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(6) Comprehensive (loss) income
     Other comprehensive income pertains to revenues, expenses, gains and losses that are not included in the net (loss) income but rather are recorded directly in stockholders’ equity. For the quarters and six months ended February 25, 2006 and February 26, 2005, other comprehensive (loss) income consisted of the foreign currency translation adjustment and unrealized holding gains in investments and amounted to (in thousands):

	February 25,	February 26,
	2006	2005
For the Quarters Ended

Net (loss) income	$(3,722)	$3,911
Items of other comprehensive (loss) income -
Foreign currency translation	(260)	161
Unrealized holding gains (losses) on investments	—	240

Comprehensive (loss) income	$(3,982)	$4,312

For the Six Months Ended

Net (loss) income	$(8,017)	$635
Items of other comprehensive (loss) income -
Foreign currency translation	(547)	537
Unrealized holding gains (losses) on investments	—	225

Comprehensive (loss) income	$(8,564)	$1,397

(7) Segment information
     The Company historically had two product lines, Surface Conditioning (“SC”) and POLARIS® Systems and Services (“PSS”) and provided segment information. With the wind down of the Microlithography business which began in fiscal 2003, the Company has integrated the operations of its product lines.
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
(8) Litigation
Hsu Litigation
     See Note 18 of the Notes to Consolidated Financial Statements in the Company’s fiscal 2005 annual report on Form 10-K, as amended, for a discussion of the Hsu litigation.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
YieldUP Patent Litigation
     During the second quarter of fiscal 2006, the Company made the final payment of $750,000 related to the litigation settlement. See Note 18 of the Notes to Consolidated Financial Statements in the Company’s fiscal 2005 annual report on Form 10-K, as amended, for a discussion of the YieldUP patent litigation.
(9) Subsequent Event — Impairment of Investment
     The Company has an investment in a Malaysian foundry that is accounted for under the cost method. The investment was $0.5 million as of August 27, 2005. On March 22, 2006, the majority shareholder of this Malaysian foundry announced that the foundry would merge with another foundry and form a new entity. Subsequent to the merger announcement, the Company was contacted by the majority shareholder and given the option of selling its shares at a nominal value to the majority shareholder or providing additional debt to the foundry as part of a pre-merger restructuring. Based on this information, the Company deemed its investment as being fully impaired as of February 25, 2006 and recorded a loss of $0.5 million in the second quarter of fiscal 2006.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information in this report, except for the historical information, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include, but are not limited to expected orders, revenues, gross margin, operating expense run rate, net loss, cash usage, accounts receivable increase associated with the anticipated shipment ramp and other financial performance measures for the third quarter of fiscal 2006; the length and extent of the current industry recovery; order delays or cancellations; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the level of new orders; the timing and success of current and future product and process development programs; the success of our affiliated distributor in Japan; the success of our direct distribution organization; and the potential impairment of long-lived assets; as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors set forth in the Form 10-K for the fiscal year ended August 27, 2005. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.
     This discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and footnotes thereto appearing elsewhere in this report.
Industry
     According to Gartner DataQuest, an industry research group, demand for semiconductors increased seven percent to $235 billion in calendar 2005 from $220 billion in the prior year, and the increase was driven by memory, micro component and ASSP (Application-Specific Standard Product) device demand. Total equipment spending in calendar 2005 decreased approximately 11.0 percent to $34 billion as compared to $38 billion in 2004. Gartner DataQuest is currently forecasting:
•	semiconductor demand to grow approximately eight percent to $253 billion in 2006;*

•	demand for NOR (a type of flash memory chip with capabilities for applications in which programs run directly from memory) to increase;*

•	NAND (a type of flash memory chip used for high density storage applications) flash and micro components to drive the calendar 2006 year-over-year increase;* and

•	equipment spending to increase approximately eight percent to $36 billion in calendar 2006 and return to double digit growth in calendar 2007 and 2008.*
     Device manufacturers are managing capacity increases carefully and are asking equipment manufacturers to shorten equipment delivery lead times. We expect the requests for shortened delivery lead times to continue.*

     We believe that global economic conditions will remain strong in 2006.* Capacity utilization rates for leading edge devices remain above 90 percent while many device manufacturers that produce low density products on smaller diameter wafers continue to add capacity and upgrade their manufacturing technology capabilities.
     Given our broad installed base of 200mm systems, we expect to continue to benefit from the expansion or upgrade of existing fabs.* In addition, the introduction of new products, our broadening applications capability and focus on placing products for evaluation at the top spenders allows us the potential to grow faster than the market segments that we serve.*
Overview
     In anticipation of the higher order level, we have been ramping our manufacturing capability with a goal to reduce our order-to-ship cycle time for all of our products.
     To address the future needs of our customers, we plan to continue allocating resources to key product development and application expansion programs at the 65nm and 45nm technology nodes.* For example, we are progressing with the development of a new single wafer wet cleaning product. During the second quarter of fiscal 2006, we conducted several lab demonstrations and our initial beta customer recently conducted a successful source inspection on the system. We expect to ship this system to this customer for evaluation during the third quarter of fiscal 2006.*
     Recently, we shipped a ZETA® Spray Processing system capable of performing, in addition to other process steps, our new ViPR™, ash-free, wet resist stripping process technology. We believe that this innovative technology is capable of eliminating the need for ashing on most implanted photoresist (a photo- or light-sensitive, etch-resistant material used for transferring an image to the surface of a silicon wafer) stripping steps.*We partnered with a key customer to develop this technology. This solution could assist our customers in reducing material loss, surface damage, cycle time and capital cost.* We expect that the ViPR technology will be utilized for 65 and 45nm device manufacturing with some adoption for current 90nm production.*
     Also, during the second quarter of fiscal 2006, we reported that several of the world’s leading integrated circuit manufacturers implemented our PlatNiStrip™, which runs on our ZETA® Batch Spray Processing System at the 65 nm technology node. Our PlatNiStrip process can strip nickel platinum without residues and with high selectivity to silicide, oxide and nitride. The integration of nickel-platinum allows device manufacturers to increase the thermal stability of several of their most advanced devices.
     Going forward, our top priority is to convert initial system placements of our leading products to repeat manufacturing orders. Our challenge is to be vigilant in supporting product evaluation programs, reduce our product manufacturing cost, and manage our operating expenses.
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
     If we determine that the carrying value of intangibles and long-lived assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $32.0 million as of February 25, 2006 and $33.5 million as of August 27, 2005.
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
SECOND QUARTER AND FIRST HALF OF FISCAL 2006 COMPARED WITH SECOND QUARTER AND FIRST HALF OF FISCAL 2005
The Company
     The following table sets forth on a consolidated basis, for the fiscal periods indicated, certain income and expense items as a percent of total sales.

	Percent of Sales		Percent of Sales
	Quarter Ended		Six Months Ended
	February 25,	February 26,	February 25,	February 26,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.8	55.5	46.2	51.5

Gross margin	54.2	44.5	53.8	48.5
Selling, general and administrative	42.8	36.8	44.0	39.8
Gain on sale of facility	—	29.0	—	16.1
Research and development	27.8	22.5	29.5	24.9

Operating (loss) income	(16.4)	14.2	(19.7)	(0.1)
Other income, net	(0.7)	0.5	0.5	0.6

(Loss) income before income taxes	(17.1)	14.7	(19.2)	0.5
Income taxes	0.1	—	0.1	0.1
Equity in earnings (loss) of affiliate	0.5	1.5	(0.3)	1.0

Net (loss) income	(16.7)%	16.2%	(19.6)%	1.4%

Sales Revenue and Shipments
     Sales revenue decreased to $22.3 million for the second quarter of fiscal 2006 as compared to $24.2 million for the second quarter of fiscal 2005. The decrease related primarily to a decrease in international sales, primarily in Asia, partially offset by an increase in domestic sales. Sales revenue decreased to $40.9 million for the first half of fiscal 2006 as compared to $43.6 million for the first half of fiscal 2005. The decrease related to a decrease in international sales, partially offset by an increase in domestic sales. The increases in domestic sales in the fiscal 2006 periods were due primarily to increased domestic customer demand for products that are used to manufacture devices on 200mm wafers.
     Shipments in the second quarter of fiscal 2006 decreased to $22.6 million from $24.0 million for the second quarter of fiscal 2005. The decrease in shipments was due to a decrease in international shipments partially offset by an increase in domestic shipments. Shipments in the first half of fiscal 2006 increased to $44.7 million from

$43.6 million in the first half of fiscal 2005. The increase in shipments was due to an increase in domestic shipments partially offset by a decrease in international sales.
     Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Therefore depending on timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or, due to timing of acceptance, sales revenue may exceed shipments.
     International sales revenue was $10.9 million, representing 49% of total sales revenue, during the second quarter of fiscal 2006 and $17.6 million, representing 73% of total sales revenue, during the second quarter of fiscal 2005. International sales revenue was $23.7 million, representing 58% of total sales revenue, during the first half of fiscal 2006 and $30.9 million, representing 71% of total sales revenue, during the first half of fiscal 2005. The decrease in international sales as a percentage of total sales related to increased domestic customer demand for products that are used to manufacture devices on 200mm wafers.
     We expect third quarter of fiscal 2006 orders to be between $30 and $35 million.* We currently expect third quarter of fiscal 2006 revenues to be between $26 and $30 million.* Based upon our backlog and deferred revenue of $36.9 million at the end of the second quarter of fiscal 2006 and the expected third quarter orders, we anticipate that a higher portion of our third quarter sales will be for our flagship products with a larger portion going to Asian customers.* A portion of this expected revenue is subject to us receiving purchase orders including several expected follow-on orders or obtaining timely acceptance from our customers, including gaining acceptance for several systems that are now being qualified by customers. Also, in the existing industry environment, customers could request delivery delays or cancel orders.
Gross Margin
     Our gross profit margin fluctuates due to a number of factors, including the mix of products sold; the proportion of international sales, as international sales generally have lower margins; utilization of manufacturing capacity; the sales of PSS product inventory previously written down to zero; initial product placement discounts; and the competitive pricing environment.
     Gross margin as a percentage of sales for the second quarter of fiscal 2006 was 54.2% as compared to 44.5% for the second quarter of fiscal 2005. Gross margin as a percentage of sales for the first half of fiscal 2006 was 53.8% as compared to 48.5% for the first half of fiscal 2005. The increase in margins in the second quarter and first half of fiscal 2006 was due to the following:
•	a change in the geographic mix;

•	product mix, as upgrades, spares and service revenue, which generally have higher margins than equipment, represented 31% of total sales in the second quarter of fiscal 2006 as compared to 28% of total sales in the second quarter of fiscal 2005 and 38% of total sales in the first half of fiscal 2006 as compared to 31% of total sales in the first half of fiscal 2005; and

•	adjustments to reduce warranty of $0.4 million in the second quarter of fiscal 2006 as compared to $0.1 million in the second quarter of fiscal 2005 and $0.7 million in the first half of fiscal 2006 as compared to $0.5 million in the first half of fiscal 2005 related to continued favorable historical trends.
     The fiscal 2006 margins were also impacted by the usage of PSS product inventory that had previously been written down to zero. During the second quarter of fiscal 2006, we had sales of PSS product inventory with an original cost of $813,000 that had previously been written down to zero. During the first half of fiscal 2006, we had sales of PSS product inventory with an original cost of $1.6 million that had previously been written down to zero. This was primarily due to sales revenues generated from unanticipated sales of PSS refurbished tools, spare parts and upgrades. During the fiscal 2005 periods, there were no sales of PSS product inventory that had previously been written down to zero.

     We will continue to try to sell the impaired inventory to our customers as spares, refurbished systems and upgrades to existing systems. If unsuccessful, some of the items will be disposed. Any significant sales of the impaired inventory will be disclosed. Gross margins will be higher if inventory carried at a reduced cost is sold.
     Based upon an anticipated product mix shift in the third quarter of fiscal 2006 as compared to the second quarter of fiscal 2006, the anticipated decrease in the usage of PSS product inventory previously written down to zero and lower average selling prices for initial product placement, gross margins for the third quarter of fiscal 2006 are expected to be in the range of 44% to 46% of revenues.*
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $9.5 million in the second quarter of fiscal 2006 as compared to $8.9 million for the second quarter of fiscal 2005. Selling, general and administrative expenses were $18.0 million for the first half of fiscal 2006 as compared to $17.4 million for the same period in fiscal 2005. The increases in selling, general and administrative expenses for 2006 relate to certain realignment costs incurred in the second quarter in Europe and depreciation of our customer relationship management module in SAP which began to depreciate in the second quarter of fiscal 2006. We also recognized additional customer support costs as we placed initial systems with several customers.
     Based upon our current operations, we expect selling, general and administrative expenses in the third quarter of fiscal 2006 to be in the range of $9.2 to $9.4 million as we continue to focus on supporting product evaluations in process at our customers’ facilities and increasing our field service capabilities to support the anticipated increase in unit shipments.* The expected decrease in the third quarter level assumes no additional realignment costs.
Gain on Sale of Facility
     We sold our facility in Allen, Texas in the second quarter of fiscal 2005 and received $14.4 million in net cash proceeds from the sale. The building and property, plant and equipment sold were carried on our balance sheet at approximately $7.5 million at the close of the sale. We recorded a gain of $7.0 million on the sale in the second quarter of fiscal 2005.
Research and Development Expenses
     Research and development expenses were $6.2 million for the second quarter of fiscal 2006 as compared to $5.4 million for the same period in fiscal 2005. Research and development expenses were $12.1 million for the first half of fiscal 2006 as compared to $10.9 million for the same period in fiscal 2005. The majority of our research and development investment is focused on expanding the applications capabilities of our products, supporting customer evaluations and expanding our product portfolio. The increases in the fiscal 2006 periods related primarily to expanding our product portfolio.
     Based upon our current operations, and the engineering resources required to support evaluation tool placements and new product and process development initiatives, research and development expenses for the third quarter of fiscal 2006 are expected to be in the range of $5.9 to $6.1 million.*
Interest Income
     Interest income was $267,000 in the second quarter of fiscal 2006 and $564,000 in the first half of fiscal 2006 as compared to $116,000 in the second quarter of fiscal 2005 and $241,000 in the first half of fiscal 2005. The increases in interest income in the fiscal 2006 periods related primarily to higher interest rates.

     Interest income in the third quarter of fiscal 2006 is expected to be between $150,000 and $200,000, given our current cash position and the anticipated interest rates.*
Impairment of Investment
     We recorded $0.5 million of impairment of investment for the second quarter of fiscal 2006 and for the first half of fiscal 2006. See further discussion related to the impairment in Note 9 of the Notes to the Condensed Consolidated Financial Statements.
Income Taxes
     We recorded a tax expense of $12,000 in the second quarters of fiscal 2006 and fiscal 2005, $25,000 in the first half of fiscal 2006 and first half of fiscal 2005.
     Our deferred tax assets on the balance sheet as of February 25, 2006 have been fully reserved with a valuation allowance. We do not expect to significantly reduce our valuation allowance until we are consistently profitable on a quarterly basis.*
     We have net operating loss carryforwards for federal income tax purposes of approximately $156.3 million, which will begin to expire in fiscal 2011 through fiscal 2023 if not utilized. Of this amount, approximately $15 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year.
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
Equity in (Loss) Earnings of Affiliate
     The equity in (loss) earnings of affiliate was approximately $105,000 of income for the second quarter of fiscal 2006, compared to approximately $372,000 of income for the second quarter of fiscal 2005. The equity in (loss) earnings of affiliate was approximately $103,000 of loss for the first half of fiscal 2006, compared to $430,000 of income for the first half of fiscal 2005. The less favorable results in fiscal 2006 periods as compared to the fiscal 2005 periods relate to m•FSI LTD’s operations which are impacted by the timing of acceptance of their products.
     We expect to report equity in losses of affiliate of between $100,000 and $150,000 in the third quarter of fiscal 2006.*
Net Loss
     Assuming that we can achieve the expected revenues, gross margin, operating expenses, interest income and affiliate losses, we expect to record a net loss of $1 to $2 million in the third quarter of fiscal 2006.*
LIQUIDITY AND CAPITAL RESOURCES
     Our cash, restricted cash, cash equivalents and marketable securities were approximately $26.3 million as of February 25, 2006, a decrease of $5.6 million from the end of fiscal 2005. The decrease in cash, restricted cash, cash equivalents and marketable securities was due to $4.4 million in cash used in operations, $1.7 million in capital expenditures, including an additional Surface Conditioning system in our laboratory, and $0.1 million of negative currency impact. The decreases were net of a $0.2 million dividend received from our affiliate m•FSI LTD and $0.6 million of proceeds on the issuance of common stock.

     Accounts receivables will fluctuate quarter to quarter depending on individual customers’ timing of shipping dates, payment terms and cash flow conditions. Accounts receivable decreased $4.0 million from the end of fiscal 2005. The decrease in trade accounts receivable related to a decrease in shipments from $25.1 million in the fourth quarter of fiscal 2005 to $22.6 million in the second quarter of fiscal 2006.
     Inventory was approximately $27.8 million at February 25, 2006 and $24.7 million at the end of fiscal 2005. The increase in inventory related primarily to an increase in work-in-process inventory due to an increase in orders and anticipated orders. Inventory reserves were $14.1 million at February 25, 2006, and $15.3 million at the end of fiscal 2005. The PSS product inventory reserves were $10.2 million at February 25, 2006 as compared to $11.7 million at the end of fiscal 2005. This decrease was primarily due to the sales in the first six months of fiscal 2006 of PSS product inventory with an original cost of $1.6 million that had previously been written down to zero. Since we recorded the PSS product inventory reserves as a result of the wind-down of our Microlithography business in the second quarter of fiscal 2003, we have had sales of PSS product inventory that had previously been written down to zero and reductions in inventory buyback requirements of $8.3 million and have disposed of $6.5 million of PSS product inventory. The original cost of PSS product inventory that had previously been written down to zero available for sale or to be disposed of as of February 25, 2006 was $10.2 million.
     Trade accounts payable increased approximately $2.5 million to $7.7 million as of February 25, 2006 as compared to $5.2 million at the end of fiscal 2005. The increase in trade accounts payable related primarily to the increase in inventory.
     Deferred profit was $4.5 million as of February 25, 2006 as compared to $5.2 million as of the end of fiscal 2005.
     As of February 25, 2006, our current ratio was 3.6 to 1.0, and working capital was $59.6 million. We did not have any outstanding loans with our affiliate and had no lines of credit or guarantees of affiliate as of February 25, 2006. As of February 25, 2006, we had guarantees of $260,000 related to auto leases, VAT and payroll requirements in Europe. These guarantees were collateralized with $141,000 of restricted cash.
     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments due by period
		Less than			More than 5
	Total	1 Year	1-3 years	3-5 years	years
Contractual Obligations:
Operating lease obligations	$2,365	$1,125	$1,195	$45	$—
Purchase obligations	8,094	8,094
Other long-term liabilities (1)	2,375	250	500	500	1,125

Total	$12,834	$9,469	$1,695	$545	$1,125

(1)	Other long-term liabilities represent payments related to minimum royalty payments or discounts granted under a license agreement.
     Capital expenditures were $1.7 million in the first half of fiscal 2006 and $1.1 million in the first half of fiscal 2005. We expect capital expenditures, consisting of primarily lab equipment and improvements to operations infrastructure, to be less than $500,000 in the third quarter of fiscal 2006.* Depreciation and amortization for the third quarter of fiscal 2006 is expected to be between approximately $1.0 and $1.2 million.*
     We anticipate using between $3.0 and $4.0 million of net cash for operations in the third quarter of fiscal 2006, including an increase in accounts receivable as a result of the expected higher shipment level.* We believe that with existing cash, cash receipts, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet our currently projected working capital requirements, and to meet other cash requirements through fiscal 2006.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies, particularly those that are complementary to our surface conditioning business. We may fund such activities with additional equity or debt financing. The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
New Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs.” This statement requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current period charges. In addition, this statement requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement was effective for inventory costs incurred beginning in our first quarter of fiscal 2006. The implementation of this statement did not have an impact on our results of operations or financial position.
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and we adopted this standard on August 28, 2005 using the modified prospective method. Our results of operations in the first half of fiscal 2006 reflected $523,000 of compensation expenses for new stock options granted under our stock incentive plan, and for the unvested portion of previous stock options granted under our stock incentive plan and our employee stock purchase plan.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to an investment in our foreign-based affiliate. As of February 25, 2006, our investment in affiliate included a 49% interest in m•FSI LTD, which operates in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.
     Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region starting in March 2003, we have and will continue to incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* As of February 25, 2006, we had not entered into any hedging activities and our foreign currency transaction gains and losses for the second quarter of fiscal 2006 were insignificant. We continue to evaluate various hedging activities and other options to minimize these risks.
     We do not have significant exposure to changing interest rates as we currently have no long-term debt. As of February 25, 2006, amortized cost approximated market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $262,000 based on our cash, restricted cash, cash equivalents and marketable securities balances as of February 25, 2006.
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
YieldUP Patent Litigation
     During the second quarter of fiscal 2006, we made the final payment of $750,000 related to the litigation settlement. See Note 18 of the Notes to Consolidated Financial Statements in our fiscal 2005 annual report on Form 10-K, as amended, for a discussion of the YieldUP patent litigation.
ITEM 1A. Risk Factors
     There have not been any material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended August 27, 2005.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
ITEM 3. Defaults upon Senior Securities
     None

ITEM 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Shareholders held on January 24, 2006, the shareholders approved the following:
(1) Election of two Class I Directors to serve a three-year term. The nominated directors were elected as follows:

Director-Nominee	Votes For	Withheld
James A. Bernards	27,101,372	787,896
Donald S. Mitchell	22,977,605	4,911,663
Terrence W. Glarner and David V. Smith, as Class III Directors, and Willem D. Maris, as a Class II Director, continue to serve as our directors.
(2) Proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending August 26, 2006. Our shareholders approved the proposal as follows:

Votes For	Votes Against	Withheld	Broker Non Votes
27,225,156	643,649	20,463	—
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
DATE: April 3, 2006

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