Form 10-Q
period 2006-05-27
FSI INTERNATIONAL INC
filed 2006-06-30
CIK 841692

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 27, 2006
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
Common Stock, No Par Value – 30,144,000 shares outstanding as of June 28, 2006

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I. Item 1. FINANCIAL INFORMATION
FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MAY 27, 2006 AND AUGUST 27, 2005
ASSETS
(unaudited)
(in thousands)

	May 27,	August 27,
	2006	2005
Current assets:
Cash and cash equivalents	$10,945	$11,352
Restricted cash	143	282
Marketable securities	13,100	20,245
Trade accounts receivable, net of allowance for doubtful accounts of $878 and $922, respectively	20,769	21,393
Trade accounts receivable from affiliate	2,569	3,504
Inventories, net	31,523	24,717
Prepaid expenses and other current assets	8,203	6,924

Total current assets	87,252	88,417

Property, plant and equipment, at cost	77,510	77,726
Less accumulated depreciation	(56,578)	(56,170)

	20,932	21,556

Investment in affiliate	7,666	8,484
Intangibles, net	1,380	1,784
Other assets	1,198	1,698

Total assets	$118,428	$121,939

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MAY 27, 2006 AND AUGUST 27, 2005
(continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	May 27,	August 27,
	2006	2005
Current liabilities:
Trade accounts payable	$7,177	$5,203
Accrued expenses	9,614	11,160
Customer deposits	7,104	1,220
Deferred profit	4,041	3,980
Deferred profit with affiliate	966	1,240

Total current liabilities	28,902	22,803

Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized; none issued and outstanding
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 30,096 and 29,874 shares, respectively	224,419	223,675
Accumulated deficit	(135,215)	(124,765)
Accumulated other comprehensive (loss) income	(374)	226
Other stockholders’ equity	696	—

Total stockholders’ equity	89,526	99,136

Total liabilities and stockholders’ equity	$118,428	$121,939

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MAY 27, 2006 AND MAY 28, 2005
(unaudited)
(in thousands, except per share data)

	May 27,	May 28,
	2006	2005
Sales (including sales to affiliates of $1,788 and $171, respectively)	$31,957	$19,069
Cost of sales	18,909	11,093

Gross margin	13,048	7,976

Selling, general and administrative expenses	(9,303)	(9,145)
Research and development expenses	(6,305)	(5,533)

Operating loss	(2,560)	(6,702)

Interest income	244	233
Gain on marketable securities	—	4,210
Other expense, net	(53)	(8)

Loss before income taxes	(2,369)	(2,267)

Income taxes	12	12

Loss before equity in (loss) earnings of affiliate	(2,381)	(2,279)

Equity in (loss) earnings of affiliate	(52)	236

Net loss	$(2,433)	$(2,043)

Net loss per common share:
Basic	$(0.08)	$(0.07)
Diluted	$(0.08)	$(0.07)

Weighted average common shares	30,075	29,959
Weighted average common and potential common shares	30,075	29,959
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MAY 27, 2006 AND MAY 28, 2005
(unaudited)
(in thousands, except per share data)

	May 27,	May 28,
	2006	2005
Sales (including sales to affiliate of $4,386 and $2,373, respectively)	$72,867	$62,668
Cost of sales	37,821	33,538

Gross margin	35,046	29,130

Selling, general and administrative expenses	(27,307)	(26,509)
Research and development expenses	(18,379)	(16,400)
Gain on sale of facility	—	7,015

Operating loss	(10,640)	(6,764)

Interest income	807	474
Gain on marketable securities	—	4,210
Impairment of investment	(500)	—
Other income, net	75	44

Loss before income taxes	(10,258)	(2,036)

Income taxes	37	38

Loss before equity in (loss) earnings of affiliate	(10,295)	(2,074)

Equity in (loss) earnings of affiliate	(155)	667

Net loss	$(10,450)	$(1,407)

Net loss per common share:
Basic	$(0.35)	$(0.05)
Diluted	$(0.35)	$(0.05)

Weighted average common shares	29,979	29,962
Weighted average common and potential common shares	29,979	29,962
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 27, 2006 AND MAY 28, 2005
(unaudited)
(in thousands)

	May 27,	May 28,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(10,450)	$(1,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	807	—
Gain on sale of facility	—	(7,015)
Impairment of investment	500	—
Gain on marketable securities	—	(4,210)
Depreciation	2,620	2,820
Amortization	404	649
Equity in loss (earnings) of affiliate	155	(667)
Changes in operating assets and liabilities:
Restricted cash	139	455
Trade accounts receivable	1,559	4,665
Inventories	(6,806)	139
Prepaid expenses and other current assets	(1,279)	(1,028)
Trade accounts payable	1,974	(4,580)
Accrued expenses	(1,657)	(8,511)
Customer deposits	5,884	385
Deferred profit	(213)	(387)

Net cash used in operating activities	(6,363)	(18,692)

INVESTING ACTIVITIES:
Capital expenditures	(1,996)	(1,452)
Purchases of marketable securities	(245,550)	(336,939)
Sales of marketable securities	252,695	336,974
Dividend from affiliate	208	—
Proceeds on marketable securities distribution	—	5,614
Investment in license fee	—	(510)
Investment in affiliate	—	(490)
Proceeds from sale of property	—	14,405

Net cash provided by investing activities	5,357	17,602

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	744	262

Net cash provided by financing activities	744	262

Effect of exchange rate changes on cash and cash equivalents	(145)	6

Decrease in cash and cash equivalents	(407)	(822)

Cash and cash equivalents at beginning of period	11,352	10,344

Cash and cash equivalents at end of period	$10,945	$9,522

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     Other Comprehensive Income (Loss)
     Other comprehensive income (loss) pertains to revenues, expenses, gains, and losses that are not included in net income (loss), but rather are recorded directly in stockholders’ equity. For the third quarter and first nine months of fiscal 2006, other comprehensive income (loss) consisted of foreign currency translation adjustments. For the third quarter and first nine months of fiscal 2005, other comprehensive income (loss) consisted of foreign currency translation adjustments and unrealized holding gains on investments.
     Cash and Cash Equivalents
     All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.
     Marketable Securities
     The Company classifies its marketable equity securities as available-for-sale and carries these securities at amounts that approximate fair market value.
     On August 16, 2004, Metron Technology entered into a Stock and Asset Purchase Agreement (“Purchase Agreement”) with Applied Materials, Inc. (“Applied”). On December 14, 2004, Applied, pursuant to the Purchase Agreement, acquired the worldwide operating subsidiaries and business of Metron Technology. Applied paid approximately $84,567,000 in cash to Metron Technology upon closing on December 14, 2004. In connection with the consummation of the asset sale to Applied, Metron Technology changed its name to Nortem N.V. (“Nortem”) and began the liquidation process. Nortem was delisted from the NASDAQ on April 15, 2005 and began trading over-the-counter. Shareholders of Nortem received two liquidating distributions. The initial distribution was made on March 14, 2005 at $3.75 per share. The Company received $5.6 million and recorded a gain of $4.2 million in the third quarter of fiscal 2005. In June 2005, the Company received the final distribution from Nortem, net of certain Dutch withholding taxes. A portion of the final distribution was deemed a dividend, and that portion was subject to withholding tax. The net distribution was approximately $1.02 per share. The Company recorded a gain of approximately $1.5 million in the fourth quarter of fiscal 2005 related to this final distribution.
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
     The Company routinely considers whether indicators of impairment of its long-lived assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the asset in question is less than its carrying value. If less, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. Fair value is determined by discounted estimated future cash flows, appraisals or other methods deemed appropriate. If the asset determined to be impaired is to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset is less than the asset’s carrying value. Long-lived assets, amounted to $31.2 million as of May 27, 2006 and $33.5 million as of August 27, 2005.
     The Company amortizes intangible assets on a straight-line basis over their estimated economic lives which range from two to nine years. The estimated aggregate amortization of intangible assets for the next five years is $134,000 in the last three months of fiscal 2006, $538,000 in fiscal 2007, $538,000 in fiscal 2008, $163,000 in fiscal 2009 and $8,000 in fiscal 2010.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The Company has no intangible assets with indefinite useful lives. Intangible assets as of May 27, 2006 and August 27, 2005 consisted of the following (in thousands):

	As of May 27, 2006
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	$9,150	$9,150	$—
Patents	4,285	3,245	1,040
License fees	1,010	670	340
Other	420	420	—

	$14,865	$13,485	$1,380

	As of August 27, 2005
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	$9,150	$9,150	$—
Patents	4,285	2,918	1,367
License fees	1,010	593	417
Other	420	420	—

	$14,865	$13,081	$1,784

     Investment in Affiliate
     The Company’s investment in affiliate consists of a 49% interest in m•FSI LTD, a Japanese joint venture company formed in 1991. This investment is accounted for by the equity method utilizing a two-month lag due to the affiliate’s year end.
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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     During the second quarter of fiscal 2006, management determined that the accumulated undistributed earnings related to the Company’s investment in m•FSI LTD were no longer considered permanently reinvested. Accordingly, a deferred tax liability amounting to $2.1 million was established on the underlying book-to-tax basis difference in this investment. Since the amount of the deferred tax liability resulted in a corresponding reduction to the Company’s valuation allowance on its deferred tax assets, the establishment of the liability did not have an impact on the Company’s effective tax rate.
     Product Warranty
     The Company, in general, warrants new and refurbished equipment manufactured by the Company to the original purchaser to be free from defects in material and workmanship for six months to two years, depending upon the product or customer agreement. Provision is made for the estimated cost of maintaining product warranties at the time the product is sold. Special warranty reserves are also accrued for major rework campaigns.
     Foreign Currency Translation
     Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates. Operating results for m•FSI LTD and our foreign subsidiaries are translated into U.S. dollars using the average or actual rates of exchange prevailing during the period. Foreign currency translation adjustments are included in the accumulated other comprehensive income (loss) account in stockholders’ equity.
     Net Income (Loss) Per Common Share
     Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average number of shares of common stock outstanding assuming the conversion of potential dilutive common shares. The dilutive effect of shares of common shares excludes all options for which the exercise price was higher than the average market price for the period. Diluted net loss per share does not include the effect of potential dilutive common shares as their inclusion would be antidilutive. The number of potential dilutive common shares excluded from the computation of net loss per share was 3,857,000 for the third quarter of fiscal 2006 and for the first nine months of fiscal 2006. The number of potential dilutive common shares excluded from the computation of net loss per share was 3,785,000 for the third quarter of fiscal 2005 and for the first nine months of fiscal 2005.
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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Employee Stock Plans
     On August 28, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment”, using the modified prospective method. As a result, as of May 27, 2006, the Company’s results of operations reflected compensation expense for new stock options granted and vested under its stock incentive plan and employee stock purchase plan during the first nine months of fiscal 2006 and the unvested portion of previous stock option grants which vested during the first nine months of fiscal 2006. Amounts recognized in the financial statements related to stock-based compensation are as follows (in thousands, except for per share data):

	Quarter Ended	Nine Months Ended
	May 27,	May 27,
	2006	2006
Total cost of stock-based compensation	$283	$806
Amount capitalized in inventory and property and equipment	—	—

Amounts charged against (loss) earnings, before income tax benefits	283	806
Amount of income tax benefit recognized in earnings	—	—

Amount charged against net loss	$283	$806

Impact on net loss per common share:
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)
     Stock-based compensation expense was reflected in the statement of operations for the third quarter and first nine months of fiscal 2006 as follows (in thousands):

	Quarter Ended	Nine Months Ended
	May 27, 2006	May 27, 2006
Cost of goods sold	$11	$32
Selling, general and administrative	193	550
Research and development	79	224

	$283	$806

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

	Quarter Ended	Nine Months Ended
	May 28, 2005	May 28, 2005
Net loss, as reported	$(2,043)	$(1,407)

Employee stock-based compensation expense included in net earnings	—	—
Less: stock-based employee compensation expense determined under fair value based method	(2,217)	(3,698)

Pro forma net loss	$(4,260)	$(5,105)

Net loss per share:
Basic – as reported	$(0.07)	$(0.05)
Basic – pro forma	$(0.14)	$(0.17)
Diluted – as reported	$(0.07)	$(0.05)
Diluted – pro forma	$(0.14)	$(0.17)
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted under the Company’s option plan and Employees Stock Purchase Plan (“ESPP”) during the third quarters and first nine months of fiscal 2006 and 2005 using the Black-Scholes option-pricing model:

	Quarters Ended		Nine Months Ended
	May 27,	May 28,	May 27,	May 28,
	2006	2005	2006	2005
Stock options:
Volatility	68.0%	70.3%	68.5%	70.7%
Risk-free interest rates	4.9%	4.0%	4.5%	3.7%
Expected option life	5.5	5.3	5.6	5.4
Stock dividend yield	—	—	—	—
ESPP:
Volatility	*	*	68.3%	70.9%
Risk-free interest rates	*	*	4.3%	2.6%
Expected option life	*	*	0.5	0.5
Stock dividend yield	*	*	—	—
     • There were no stock purchase rights granted under the ESPP in the third quarter of fiscal 2006 or the third quarter of fiscal 2005.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     A summary of the option activity for the first nine months of fiscal 2006 is as follows (in thousands, except price per share and contractual term):

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
Outstanding at August 27, 2005	4,001	$7.34
Options granted	186	4.91
Options forfeited	(20)	3.42
Options expired	(176)	9.18
Options exercised	(134)	3.39

Outstanding at May 27, 2006	3,857	$7.29	6.1	—

Exercisable at May 27, 2006	3,460	$7.65	5.8	—

     There was no aggregate intrinsic value for options outstanding or exercisable at May 27, 2006 as the average price of the Company’s stock for the first nine months of fiscal 2006 was less than the average exercise price of options outstanding or exercisable.
     The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the third quarter of fiscal 2006 was $3.04 per share, for options granted in the first nine months of fiscal 2006 was $2.94 per share, for options granted in the third quarter of fiscal 2005 was $2.06 per share, and for options granted in the first nine months of fiscal 2005 was $2.58 per share. The total intrinsic value of options exercised was $92,000 during the third quarter of fiscal 2006, $203,700 during the first nine months of fiscal 2006, $0 during the third quarter of fiscal 2005 and $4,600 during the first nine months of fiscal 2005.
     A summary of the status of our unvested option shares as of May 27, 2006 is as follows (in thousands, except fair value amounts):

		Weighted-average
	Number of	Grant-Date Fair
	Shares	Value
Unvested at August 27, 2005	531	$3.43
Options granted	186	4.91
Options forfeited	(20)	3.42
Options vested	(300)	3.34

Unvested at May 27, 2006	397	$4.19

     As of May 27, 2006, there was $824,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of option shares vested was $283,000 during the third quarter of fiscal 2006, $806,000 during the first nine months of fiscal 2006, $2,217,000 during the third quarter of fiscal 2005 and $3,698,000 during the first nine months of fiscal 2005.

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
     Concurrent with the sale, the Company entered into a sublease of approximately 40,000 square feet of space in the facility for the Company’s legacy POLARIS® System product group operations. As the present value of the leaseback rentals was less than 10% of the fair value of the facility, it was considered minor, and the entire gain of approximately $7.0 million was recognized upon the close of the sale. The lease was extended in the third quarter of fiscal 2006 to end on August 31, 2007.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(3) Inventories, Net
     Inventories, net are summarized as follows (in thousands):

	May 27,	August 27,
	2006	2005
Finished products	$3,853	$2,329
Work-in-process	9,923	9,971
Subassemblies	1,450	1,146
Raw materials and purchased parts	16,297	11,271

	$31,523	$24,717

(4) Accrued Expenses
     Accrued expenses, current and long-term, are summarized as follows (in thousands):

	May 27,	August 27,
	2006	2005
Commissions	$148	$243
Salaries and benefits	2,598	2,707
Product warranty	3,016	4,117
Professional fees	507	719
Patent litigation settlement	—	750
Income taxes	1,269	1,264
Other	2,076	1,360

Total current accrued expenses	$9,614	$11,160

(5) Supplementary Cash Flow Information
     The following summarizes the supplementary cash flow item (in thousands):

	Nine Months Ended
	May 27,	May 28,
	2006	2005
Income taxes paid, net	$32	$45

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(6) Comprehensive Loss
     Other comprehensive loss pertains to revenues, expenses, gains and losses that are not included in net loss but rather are recorded directly in stockholders’ equity. For the third quarters and nine months ended May 27, 2006 and May 28, 2005, other comprehensive loss consisted of the foreign currency translation adjustment and unrealized holding gains in investments and amounted to (in thousands):

	May 27,	May 28,
	2006	2005
For the Quarters Ended:
Net loss	$(2,433)	$(2,043)
Items of other comprehensive loss -
Foreign currency translation	(53)	(457)
Change in unrealized holding gains on investments	—	(4,016)

Comprehensive loss	$(2,486)	$(6,516)

For the Nine Months Ended:
Net loss	$(10,450)	$(1,407)
Items of other comprehensive loss -
Foreign currency translation	(600)	80
Change in unrealized holding gains on investments	—	(3,791)

Comprehensive loss	$(11,050)	$(5,118)

(7) Segment Information
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
(9) Impairment of Investment
     The Company had an investment in a Malaysian foundry that was accounted for under the cost method. The investment was $0.5 million as of August 27, 2005. On March 22, 2006, the majority shareholder of this Malaysian foundry announced that the foundry would merge with another foundry and form a new entity. Subsequent to the merger announcement, the Company was contacted by the majority shareholder and given the option of selling its shares at a nominal value to the majority shareholder or providing additional debt to the foundry as part of a pre-merger restructuring. Based on this information, the Company deemed its investment as being fully impaired as of February 25, 2006 and recorded a loss of $0.5 million in the second quarter of fiscal 2006. The Company agreed to sell its shares at a nominal value to the majority shareholder during the third quarter of fiscal 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information in this report, except for the historical information, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These forward-looking statements include expected orders, revenues, gross margin, operating expense run rate, net income, cash usage and other financial performance measures for the fourth quarter of fiscal 2006. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ from these forward-looking statements include, but are not limited to a change in industry conditions; order delays or cancellations; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the transition to 300mm products; the level of new orders; the timing and success of current and future product and process development programs; the success of our affiliated distributor in Japan; the success of our direct distribution organization; and the potential impairment of long-lived assets; as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors set forth in the Form 10-K, as amended, for the fiscal year ended August 27, 2005. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.
     This discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and footnotes thereto appearing elsewhere in this report.
     Industry
     It appears that semiconductor manufacturers have for the most part avoided the inventory build-up that occurred during the summer and fall of 2005. In addition, many device manufacturers, particularly FLASH (a non-volatile memory device that can be erased and reprogrammed sector by sector in a circuit without removal from the system) and DRAM (dynamic random access memory is a volatile memory device which stores data as an electrical charge on a capacitor) manufacturers, are incrementally adding capacity to meet an expected increase in demand.
     Several industry analysts are forecasting that device manufacturers will increase their second half of calendar 2006 spending over the first half level due to expected sustained factory utilization rates and the expected increase in demand for leading edge devices.* However, we believe that if device manufacturers start to experience an inventory build-up, they would likely delay their anticipated investment in wafer fab equipment.*
     Recently, Semiconductor Industry Association, a leading industry research organization, updated its growth forecast for semiconductor devices in calendar 2006 to 9.8 percent from a previous estimate of up 7.9 percent. Also, they are now predicting calendar 2007 growth of 11 percent and calendar 2008 growth of 12 percent for semiconductor devices.*
     Overview
     The investments we made in our three flagship products and the more aggressive demo/evaluation system placement initiatives over the past few years are starting to yield the anticipated results of increased bookings. In addition to increasing the acceptance of the flagship products, our challenge over the coming year is to improve our gross margin rates while controlling our operating costs.

     During the quarter, we introduced our new ViPR™ technology on our ZETA® G3 spray cleaning system. This new technology eliminates the need for ashing on most implanted photoresist striping steps. By eliminating approximately 80 percent of the front-end-of-line ashing steps device manufacturers now have another mechanism for reducing surface damage, material loss, manufacturing cycle time and capital investment.
     We partnered with a key Asian customer to develop this technology and shipped initial ZETA® systems configured with the ViPR capability early in the third quarter. Several of these systems were accepted during the quarter and we anticipate follow-on orders from this and other customers in the fourth quarter. We expect that the ViPR technology will be adopted for 65 and 45nm manufacturing.
     In the third quarter, we gained acceptance from a U.S. based semiconductor manufacturer, for a MAGELLAN® system that shipped in the second quarter of 2006. The customer qualified the MAGELLAN system for several surface conditioning applications leading to a multiple unit order early in the fourth quarter. We anticipate follow-on orders for our MAGELLAN system from this and other customers in the fourth quarter as they recognize the etch uniformity, particle removal efficiency and reduction in defects that this product offers.
     Finally, during the quarter we continued to make good progress qualifying the process capabilities of our fourth flagship product – our single wafer wet cleaning system. An initial beta single wafer wet cleaning system is scheduled for installation in the fourth quarter of fiscal 2006 after a successful source inspection. This product is targeted for advanced single wafer cleaning application in both the front-end and back-end of line semiconductor process flow. The introduction of this product allows us to address the fastest growing surface conditioning market segment and will give device manufacturers the ability to have nearly all of their surface conditioning process steps addressed by us.
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
     If we determine that the carrying value of intangibles and long-lived assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $31.2 million as of May 27, 2006 and $33.5 million as of August 27, 2005.
Product Warranty Estimation
     We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, releases of new products and other factors. The warranty periods for new equipment manufactured by us typically range from one to two years. Special warranty reserves are also accrued for major rework campaigns. Although management believes the likelihood to be relatively low, claims experience could be materially different from actual results because of the introduction of new, more complex products; competition or other external forces; manufacturing changes that could impact product quality; or yet to be recognized defects in products sold.
Inventory Reserves Estimation
     We record reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. These reserves are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives, forecasted sales demand and recoverability. Results could be materially different if demand for our products decreased because of economic or competitive conditions, length of any industry downturn, or if products become obsolete because of technical advancements in the industry or by us.
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

THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2006 COMPARED TO THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2005
The Company
     The following table sets forth on a consolidated basis, for the fiscal period indicated, certain income and expense items as a percent of total sales.

	Percent of Sales		Percent of Sales
	Quarter Ended		Nine Months Ended
	May 27,	May 28,	May 27,	May 28,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.2	58.2	51.9	53.5

Gross margin	40.8	41.8	48.1	46.5
Selling, general and administrative	29.1	48.0	37.5	42.3
Research and development	19.7	29.0	25.2	26.2
Gain on sale of facility	—	—	—	11.2

Operating loss	(8.0)	(35.2)	(14.6)	(10.8)
Other income, net	0.6	23.3	0.5	7.5

Loss before income taxes	(7.4)	(11.9)	(14.1)	(3.3)
Income taxes	—	—	—	—
Equity in (loss) earnings of affiliate	(0.2)	1.2	(0.2)	1.1

Net loss	(7.6)%	(10.7)%	(14.3)%	(2.2)%

Sales Revenue and Shipments
     Sales revenue increased $12.9 million, or 68%, to $32.0 million for the third quarter of fiscal 2006 as compared to $19.1 million for the third quarter of fiscal 2005. The increase in sales revenue related primarily to an increase in domestic sales and sales in Asia of $15.2 million, in the aggregate, partially offset by a decrease of sales in Europe of $2.3 million. Sales revenue increased $10.2 million, or 16%, to $72.9 million for the first nine months of fiscal 2006 as compared to $62.7 million for the first nine months of fiscal 2005. The increase in sales revenue related to an increase in domestic sales of $11.3 million associated with increased domestic customer demand for products that are used to manufacture devices on 200mm wafers.
     Shipments in the third quarter of fiscal 2006 increased to $28.6 million from $18.9 million for the third quarter of fiscal 2005. The increase in shipments in the third quarter of fiscal 2006 related primarily to increased SC product shipments both domestically and internationally. Shipments in the first nine months of fiscal 2006 increased to $73.3 million from $62.5 million in the first nine months of fiscal 2005. The increase in the first nine months of fiscal 2006 related primarily to increased domestic SC product shipments.
     Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Therefore, depending on the timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or sales revenue may exceed shipments.
     International sales were $18.7 million, representing 59% of total sales, during the third quarter of fiscal 2006 and $12.6 million, representing 66% of total sales, during the third quarter of fiscal 2005. The increase in the dollar amount of international sales related primarily to increased sales in Asia of $8.4 million partially offset by decreased sales in Europe of $2.3 million. International sales were $42.4 million, representing 58% of total sales, during the first nine months of fiscal 2006 and $43.5 million, representing 69% of total sales, during the first nine months of fiscal 2005. The minor decrease in the dollar amount of international sales related primarily to decreased sales in Europe of $5.9 million partially offset by increased sales in Asia of $4.8 million.

     We expect fourth quarter of fiscal 2006 orders to be between $40 and $45 million.* We have already received several significant orders; however, there are several additional multi-unit orders that are anticipated in the fourth quarter.* We currently expect fourth quarter of fiscal 2006 revenues to be between $35 and $40 million.* A portion of the expected revenue is subject to us obtaining timely acceptance from our customers and orders are subject to cancellation.
Gross Margin
     Our gross profit margin fluctuates due to a number of factors, including the mix of products sold; the proportion of international sales, as international sales generally have lower margins; utilization of manufacturing capacity; the sales of PSS product inventory previously written down to zero; initial product placement discounts; and the competitive pricing environment.
     Gross margin as a percentage of sales for the third quarter of fiscal 2006 was 40.8% as compared to 41.8% for the third quarter of fiscal 2005. The decrease in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005 related primarily to the mix of products sold. Gross margin as a percentage of sales for the first nine months of fiscal 2006 was 48.1% as compared to 46.5% for the first nine months of fiscal 2005. The increase in margin in the first nine months was primarily due to sales in the first nine months of fiscal 2006 of PSS product inventory with an original cost of $2.0 million that had previously been written down to zero partially offset by lower margin sales on initial product placements. The sale of PSS product inventory previously written down to zero was primarily due to revenues generated from unanticipated sales of PSS refurbished tools, spare parts and upgrades. During the first nine months of fiscal 2005, there were sales of PSS product inventory with an original cost of $0.4 million that has previously been written down to zero.
     We will continue to try to sell the impaired inventory to our customers as spares, refurbished systems and upgrades to existing systems. If unsuccessful, some of the items will be disposed. Any material sales of the impaired inventory will be disclosed. Since we recorded the PSS product inventory reserves as a result of the wind-down of our Microlithography business in the second quarter of fiscal 2003, we have had sales of PSS product inventory that had previously been written down to zero and reductions in inventory buyback requirements of $8.7 million and have disposed of $6.6 million of PSS product inventory. The original cost of PSS product inventory available for sale or to be disposed of as of May 27, 2006 was $9.7 million.
     Gross margins for the fourth quarter of fiscal 2006 are expected to be between 40% to 43% of revenues due to product mix, the foreign/domestic sales mix and initial product placements.*
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $9.3 million for the third quarter of fiscal 2006 as compared to $9.1 million for the third quarter of fiscal 2005. Selling, general and administrative expenses were $27.3 million for the first nine months of fiscal 2006 as compared to $26.5 million for the same period in fiscal 2005. The increases in selling, general and administrative expenses for 2006 related primarily to an increase in sales and service personnel in Asia as well as certain realignment costs incurred in the second quarter of fiscal 2006 in Europe.
     We expect selling, general and administrative expenses in the fourth quarter of fiscal 2006 to be in the range of $9.2 to $9.4 million as we continue to focus on supporting product evaluations in process at our customers’ facilities and increasing our field service capabilities to support the anticipated increase in unit shipments.*

Research and Development Expenses
     Research and development expenses were $6.3 million for the third quarter of fiscal 2006 as compared to $5.5 million for the third quarter in fiscal 2005. Research and development expenses were $18.4 million for the first nine months of fiscal 2006 as compared to $16.4 million for the same period in fiscal 2005. The majority of our research and development investment is focused on expanding the application capabilities of our products, supporting customer evaluations and expanding our product portfolio. We experienced an increase in engineering material costs in the third quarter of fiscal 2006 related to development of our initial single wafer wet cleaning system.
     Research and development expenses for the fourth quarter of fiscal 2006 are expected to be in the range of $6.1 to $6.3 million as we continue to invest in new application and product development programs and provide support for customer evaluation programs.*
Gain on Sale of Facility
     We sold our facility in Allen, Texas in the second quarter of fiscal 2005 and received $14.4 million in net cash proceeds from the sale. The building and property, plant and equipment sold were recorded on our balance sheet at approximately $7.5 million at the close of the sale. We recorded a gain of $7.0 million on the sale in the second quarter of fiscal 2005. See Note 2 of the Notes to the Condensed Consolidated Financial Statements of this report for further discussion of the sale of the facility.
Interest Income
     Interest income was $244,000 in the third quarter of fiscal 2006 and $807,000 in the first nine months of fiscal 2006 as compared to $233,000 in the third quarter of fiscal 2005 and $474,000 in the first nine months of fiscal 2005. The increases in interest income in the fiscal 2006 periods related primarily to higher interest rates.
     Interest income in the fourth quarter of fiscal 2006 is expected to be between $150,000 and $200,000, given our current cash position and the anticipated interest rates.*
Gain on Marketable Securities
     Gain on marketable securities was $4.2 million in the third quarter and first nine months of fiscal 2005. The gain was due to the gain on the Nortem distribution in the third quarter of fiscal 2005.
Impairment of Investment
     We recorded $0.5 million of impairment of investment for the first nine months of fiscal 2006. See further discussion related to the impairment in Note 9 of the Notes to the Condensed Consolidated Financial Statements.
Income Taxes
     We recorded tax expense of $12,000 in the third quarter of fiscal 2006 and 2005 and $38,000 in the first nine months of fiscal 2006 and 2005.
     Our deferred tax assets on the balance sheet as of May 27, 2006 have been fully reserved with a valuation allowance. We do not expect to significantly reduce our valuation allowance until we are consistently profitable on a quarterly basis.*

     We have net operating loss carryforwards for federal income tax purposes of approximately $156.9 million, which will begin to expire in fiscal year 2011 through fiscal 2023 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year.
     Tax legislation has been enacted to repeal certain tax incentives that we have qualified for in the past. The legislation also includes provisions that allow for a deduction for qualified production activities. These provisions will not impact our tax rate in the near term due to the full valuation allowance. The longer term impact will depend on the level of our profitability and the mix of domestic and foreign earnings.
Equity in (Loss) Earnings of Affiliate
     The equity in (loss) earnings of affiliate was approximately $52,000 of loss for the third quarter of fiscal 2006, compared to approximately $236,000 of income for the third quarter of fiscal 2005. The equity in (loss) earnings of affiliate was approximately $155,000 of loss for the first nine months of fiscal 2006, compared to $667,000 of income for the first nine months of fiscal 2005. The change from the fiscal 2005 periods to the fiscal 2006 periods related primarily to a change in revenue product mix to lower margin products representing a greater portion of sales revenue in fiscal 2006.
     We expect to report equity in earnings of affiliate of $100,000 to $200,000 in the fourth quarter of fiscal 2006.*
Net Income
     Assuming that we can achieve the projected revenue, gross margin, operating expense levels, interest income and affiliate earnings, we expect to report net income of $1.0 to $2.0 million for the fourth quarter of fiscal 2006.*
LIQUIDITY AND CAPITAL RESOURCES
     Cash, restricted cash, cash equivalents and marketable securities were approximately $24.2 million as of May 27, 2006, a decrease of $7.7 million from the end of fiscal 2005. The net decrease in cash, restricted cash, cash equivalents and marketable securities was primarily due to $6.5 million of cash used in operating activities, excluding the increase in restricted cash, $2.0 million in capital expenditures, including an additional Surface Conditioning system in our laboratory, and $0.1 million of negative currency impact. The decreases were net of a $0.2 million dividend received for our affiliate, m•FSI LTD and $0.7 million of proceeds from the issuance of common stock.
     Accounts receivable decreased $1.6 million from the end of fiscal 2005 to $23.3 million as of May 27, 2006. The decrease in accounts receivable was primarily due to the timing of shipments within the third quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005 from 76% of the quarter shipments in the last month of the fourth quarter of fiscal 2005 to 37% of the quarter shipments in the last month of the third quarter of fiscal 2006. Accounts receivable will fluctuate from quarter to quarter, depending on individual customers’ timing of ship dates and payment terms.
     Inventory increased approximately $6.8 million to $31.5 million at May 27, 2006 as compared to $24.7 million at the end of fiscal 2005. The increase in inventory was primarily in raw materials and purchased parts due to an increase in orders from $26.2 million in the fourth quarter of fiscal 2005 to $43.7 million in the third quarter of fiscal 2006. The inventory increase was also due to anticipated follow-on orders from several customers. Inventory reserves were $13.7 million at May 27, 2006 as compared to reserves of $15.3 million at the end of fiscal 2005. The decrease in inventory reserves was due to sales in the first nine months of fiscal 2006 of PSS product inventory with an original cost of $2.0 million that had previously been written down to zero and the disposal of $0.4 million of obsolete inventory offset by $0.8 million of additional SC product inventory reserves during the first nine months of fiscal 2006.

     Trade accounts payable increased approximately $2.0 million to $7.2 million as of May 27, 2006 as compared to $5.2 million at the end of fiscal 2005. The increase in trade accounts payable related primarily to an increase in inventory purchases.
     Customer deposits increased approximately $5.9 million to $7.1 million as of May 27, 2006 as compared to $1.2 million at the end of fiscal 2005. The increase relates primarily to an increase in PSS product bookings which require deposits.
     Deferred profit decreased approximately $0.2 million to $5.0 million at May 27, 2006 as compared to $5.2 million at the end of fiscal 2005.
     As of May 27, 2006, our current ratio of current assets to current liabilities was 3.0 to 1.0 and working capital was $58.4 million. We did not have any outstanding loans with our affiliate, or lines of credit for affiliate, as of May 27, 2006. As of May 27, 2006, we had guarantees of $260,000 related to auto leases, VAT and payroll requirements in Europe. These guarantees were collateralized with $143,000 of restricted cash.
     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments due by period
		Less than			More than 5
	Total	1 Year	1-3 years	3-5 years	years
Contractual Obligations:
Operating lease obligations	$2,206	$1,110	$1,068	$28	—
Purchase obligations	11,713	11,713	—	—	—
Other long-term liabilities (1)	2,375	250	500	500	$1,125

Total	$16,294	$13,073	$1,568	$528	$1,125

(1)	Other long-term liabilities related to minimum royalty payments or discounts granted under a license agreement.
     Capital expenditures were approximately $2.0 million in the first nine months of fiscal 2006 and $1.5 million in the first nine months of fiscal 2005. The fiscal 2006 expenditures included placing additional Surface Conditioning equipment in our laboratory allowing us to reduce the cycle time for new applications development and the backlog of customer demonstrations. We expect total capital expenditures, consisting of primarily a new metrology system in our laboratory, to be approximately $2.0 million in the fourth quarter of fiscal 2006.* Depreciation and amortization for the fourth quarter of fiscal 2006 is expected to be between approximately $1.0 to $1.2 million.*
     At the expected revenue and expense run rate, we anticipate using approximately $3.0 to $5.0 million in net cash for operations in the fourth quarter of fiscal 2006.* We believe that with existing cash, cash receipts, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet our currently projected working capital requirements, and to meet other cash requirements through at least fiscal 2007.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies, particularly those that are complementary to our surface conditioning business. We may fund such activities with additional equity or debt financing. The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.
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
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and we adopted this standard on August 28, 2005 using the modified prospective method. Our results of operations in the first nine months of fiscal 2006 reflected $806,000 of compensation expenses for new stock options granted under our stock incentive plan, and for the unvested portion of previous stock options granted under our stock incentive plan and our employee stock purchase plan.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to our investment in a foreign-based affiliate. As of May 27, 2006, our investment in affiliate included a 49% interest in m•FSI LTD, which operates in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.
     Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region in March 2003, we have and will continue to incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* As of May 27, 2006 we had not entered into any hedging activities and our foreign currency transaction gains and losses for the first nine months of fiscal 2006 were insignificant. We continue to evaluate various hedging activities and other options to minimize these risks.
     We do not have significant exposure to changing interest rates as we currently have no long-term debt. As of May 27, 2006, amortized cost approximated market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on net loss before income taxes of a 1% change in short-term interest rates would be approximately $242,000 based on cash, restricted cash, cash equivalents and marketable security balances as of May 27, 2006.

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
ITEM 1A. Risk Factors
     There have not been any material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended August 27, 2005 except as set forth below.
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
     We, along with others in the semiconductor equipment industry, have in the past experienced downturns in orders for new equipment as well as delays in or cancellations of existing orders. We cannot predict the extent and length of any future softening in the industry.
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

FSI INTERNATIONAL, INC. [Registrant]
	By:	/s/ Patricia M. Hollister
Patricia M. Hollister
DATE: June 30, 2006		Chief Financial Officer on behalf of the Registrant and as Principal Financial Officer

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation. (5)	Incorporated by reference.

2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)	Incorporated by reference.

2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (6)	Incorporated by reference.

3.1	Restated Articles of Incorporation of the Company. (2)	Incorporated by reference.

3.2	Restated and amended By-Laws. (9)	Incorporated by reference.

3.5	Articles of Amendment of Restated Articles of Incorporation. (7)	Incorporated by reference.

3.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Shares. (3)	Incorporated by reference.

4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent. (3)	Incorporated by reference.

4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent. (4)	Incorporated by reference.

4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent. (8)	Incorporated by reference.

4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May 22, 1997, as amended on March 26, 2008 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights Agent. (10)	Incorporated by reference.

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