Form 10-K
period 2006-08-26
FSI INTERNATIONAL INC
filed 2006-11-08
CIK 841692

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 26, 2006
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

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐     No ☑

Indicate by a check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on February 24, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ National Market System, was approximately $176,800,000. Shares of common stock held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This amount is provided only for purposes of this report on Form 10-K and does not represent an admission by the Registrant or any such person as to the status of such person.

As of October 31, 2006, the Registrant had issued and outstanding 30,336,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on January 17, 2007 and to be filed within 120 days after the Registrant’s fiscal year ended August 26, 2006, are incorporated by reference into Part III of this Form 10-K Report. (The Audit and Finance Committee Report, the Compensation Committee Report and the stock performance graph of the Registrants proxy statement are expressly not incorporated by reference herein.)

PART I

Cautionary Information Regarding Forward-Looking Statements

Certain statements contained in this report on Form 10-K constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that statute. Typically we identify forward-looking statements by use of an asterisk “*”. In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would” or the negative of such terms or other comparable terminology. Such forward-looking statements are based upon current expectations and beliefs and involve numerous risks and uncertainties, both known and unknown, that could cause actual events or results to differ materially from these forward-looking statements. For a discussion of factors that could cause actual results to differ materially from those described in this Form 10-K, see the discussion of risk factors set forth below in Item 1.A. of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no duty to update any of the forward-looking statements after the date of this report.

ITEM 1.	BUSINESS

The Company

FSI International, Inc., a Minnesota corporation organized in 1973 (“FSI”), designs, manufactures, markets and supports equipment used in the fabrication of microelectronics, such as advanced semiconductor devices. In fiscal 2006, we provided Surface Conditioning (“SC”) technology solutions and POLARIS® system support services to worldwide manufacturers of integrated circuits.

FSI manufactures, markets and supports surface conditioning equipment that uses wet, vapor, cryogenic and other chemistry techniques to clean, strip or etch the surfaces of silicon wafers. The Company’s POLARIS Systems and Services (“PSS”) business enables customers to achieve a reasonable life for our legacy POLARIS Microlithography systems. Microlithography uses light to transfer a circuit pattern or image onto a silicon wafer. Our PSS products are used in the microlithography process to deposit light-sensitive material onto the surface of a wafer and also to develop the image in the photosensitive material. These businesses are supported by service groups that provide finance, human resources, information services, sales and service, marketing and other administrative functions.

In fiscal 2006, we directly sold and serviced our products in North America, Europe, and the Asia Pacific region. In addition, our products are sold and serviced in Japan through our affiliate, m•FSI, LTD.

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

A number of semiconductor device manufacturers began the transition from 200 to 300mm diameter wafers in calendar 2000. Based upon a report published in October 2006 by the Gartner Group, a leading industry market research firm, the percentages of investment in semiconductor process equipment allocated by semiconductor manufacturers to 300mm capable products were approximately 40% by calendar 2002 and had increased to 74% by calendar 2005. Semiconductor manufacturers’ investment in 300mm capable products is forecasted by Gartner Group to be more than 80% of total equipment spending in calendar 2007.*

According to the Gartner Group, purchases of semiconductor equipment by microelectronics manufacturers were $34 billion in calendar 2005. Based upon the most recent Gartner Group forecast, the semiconductor equipment industry is expected to increase 24% to $42 billion in calendar 2006.*

Products

The mix of products we sell has varied significantly from year to year. The following table sets forth, for the periods indicated, the amount of revenues and approximate percentages of our total revenues of each of our principal product lines:

	Fiscal Year Ended
	August 26,		August 27,		August 28,
	2006		2005		2004
	(Dollars in thousands)

Surface conditioning products	$65,565	57.9%	$51,857	60.0%	$58,992	51.6%
POLARIS® Systems and Services products	14,796	13.1%	8,764	10.2%	17,756	15.5%
Spare parts and service	32,880	29.0%	25,749	29.8%	37,656	32.9%

	$113,241	100.0%	$86,370	100.0%	$114,404	100.0%

Surface Conditioning Products

Our surface conditioning products perform etching and cleaning operations for:

•	front-end-of-line (“FEOL”) fabrication steps, where integrated circuits or transistors are formed in and on the substrate during the manufacturing process;

•	back-end-of-line (“BEOL”) fabrication steps, where metal wiring levels are formed on the surface of the wafer and are connected to the transistors; and

•	wafer-level packaging surface preparation, including cleaning, etching and stripping functions necessary to fabricate solder bumps or other terminal structures needed to connect the chip to the circuit board.

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

The priority of each factor in determining the final surface preparation process can vary widely across the approximately 100 different steps and depends on the contaminants that need to be removed, the materials that need to be preserved on the wafer surface, the dimensions of patterned features and overall process integration. These varied requirements and priorities indicate that no single surface preparation technology can provide the optimal process for each surface preparation requirement. This is why FSI offers a range of technologies that allow us, with our customers, to select and optimize the best solution for each step. These technologies include batch spray, batch immersion and single wafer cryogenic aerosol.

Spray Processing Systems.  Our spray processing systems, which include the MERCURY® and ZETA® Spray Cleaning Systems, are sophisticated surface conditioning systems that remove unwanted films and contaminants from the surface of semiconductor wafers at various stages in the microelectronic device fabrication process. Multiple cassettes that contain up to 26 wafers each are placed onto a turntable inside the system’s process chamber. As the turntable rotates, dispense ports apply a chemical spray to the wafers’ surfaces to dissolve and remove the undesirable films and contaminants. After chemical application, deionized water (ultrapure water that has been treated in order to remove all possible contaminants from the surface of a silicon wafer such as ions, bacteria, silica, particles and dissolved metals) is sprayed on the wafer surfaces to rinse away the chemicals. Multiple chemical and rinse steps may be employed depending on the customer’s specific application. The process sequence is completed with a drying step where a flow of nitrogen into the chamber dries the wafers and the chamber. Our control system and chemical mixing manifold allow the user to define, control and monitor a variety of chemical mixtures, temperatures and sequences. This enables the user to rapidly develop new processes and utilize the systems for multiple applications.

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

Introduced in 2006, the ZETA G3 platform builds on the capabilities of previous generation ZETA systems and offers IC manufacturers better performance and higher productivity. The ZETA’s G3 hardware uniquely enables the implementation of ViPRtm technology (described below) and features enhanced robotics that enable higher throughput for certain applications. The ZETA G3 platform is designed for 300mm batch spray FEOL and BEOL cleaning processes with proven capability for 90, 65 and 45nm technology nodes. Our ZETA systems range in price from $1,000,000 to $2,500,000.

Subsequent generations of the ZETA System have increased capabilities with the addition of new tool packages and processes, including:

•	The FlashCleantm Advantage package, consisting of hardware, software and process advancements, enhances system productivity and performance by decreasing process time and increasing throughput.

•	The PlatNiStriptm process for nickel platinum films is designed to help our customers implement salicide formation at the 65nm technology node.

•	The EcoBlendtm dilute acid process offers a cost-effective and environmentally friendly method to remove post-ash residues for aluminum and tungsten interconnect applications.

•	The ViPRtm technology is an ash-free, wet resist stripping process that eliminates the need for ashing on most implanted photoresist stripping steps. Ashing is a method of stripping photoresist using an excited gas such as oxygen plasma, ozone or hydrogen-containing plasma. ViPR technology is available on FSI’s ZETA G3 Spray Cleaning Platform.

To address our customers’ desire for more environmentally benign processes, we supply an ozonated water generation module for use with our ZETA and MERCURY spray processing systems and MAGELLAN immersion system. The use of ozone (a form of oxygen having three atoms to the molecule) in semiconductor processing uses only oxygen and water instead of sulfuric acid and hydrogen peroxide mixtures and lowers costs by reducing chemical consumption, water usage and waste treatment.

CryoKinetic Processing Systems.  Our ANTARES CryoKinetic (an energy transfer process used to remove non-chemically bonded particles from the surface of a microelectronic device) Cleaning System is a fully automated, single-wafer cleaning platform designed for 200 and 300mm wafers. These systems offer a field-proven history of removing surface particle defects and improving customer yields. The ANTARES system uses an all-dry non-chemically reactive method for removing defects from all surface types from the beginning to the end of the device manufacturing process. Of particular benefit to our customers is its inherent compatibility with new device materials and increasingly smaller device features.

CryoKinetic clean technology allows our customers to insert particle removal steps in the manufacturing line where previous or traditional wet cleaning and scrubber methods have been phased out due to their incompatibility with new materials and their propensity to cause watermark residue and surface charge defects. Implementing the CryoKinetic clean allows our customers to recover yield that would normally be lost with traditional approaches.

The ANTARES system is also available with the AspectCleantm process. The AspectClean process is a method of removing particle defects from FEOL and BEOL patterned structures without altering film properties or physically damaging the structures, which is becoming more critical in 65nm development programs and 90nm production ramps. While traditional methods of defect reduction have been phased out due to wafer damage issues, the AspectClean process is demonstrating high removal efficiency on sensitive narrow structures without causing damage.

We believe the technical capabilities of the ANTARES system are extendable well beyond current technology nodes and may result in increased customer acceptance due to the limitations of scrubbing methods.* ANTARES systems range in price from $1,200,000 to $2,000,000.

Vapor Processing Systems.  We discontinued the EXCALIBUR product line at the end of calendar year 2005. Changing market needs created a situation where the specialized use of the EXCALIBUR system was no longer required. FSI has retained the extensive portfolio of intellectual property patents relating to this technology.

Immersion Processing Systems.  Immersion cleaning systems are used to clean silicon wafers by immersing wafers in multiple tanks filled with process chemicals. These systems enable the implementation of high performance isopropyl alcohol (“IPA”) assisted drying to meet the critical cleaning requirements for 90, 65, and 45 nm technology nodes. Our MAGELLAN Immersion Cleaning System is a fully automated immersion cleaning system designed for either 200 or 300mm wafers at advanced technology nodes and is capable of multiple mainstream cleans, including critical clean, resist strip and etch. It is differentiated from the competition through its process performance, flexibility, extendibility, and rapid cycle time in a footprint that is smaller than the leading competition when configured for specific applications. The tool incorporates a portfolio of exclusive intellectual property, including our Surface Tension Gradient (STG®) rinse/dry technology, SymFlow® etch technology, ozone oxide re-growth technology, and narrow-gate-compatible MegaLenstm Acoustic Diffuser megasonic cleaning technology. The MAGELLAN System is qualified for several processes including FEOL critical clean, FEOL photoresist strip (an etch-resistant material used for transferring an image to the surface of a silicon wafer) and post-ash clean, as well as oxide etch and nitride etch.

In 2005, we expanded MAGELLAN’s maximum process module configuration from five to seven modules, thereby enabling additional configurations for integrated cleaning and multi-function cleaning opportunities. In addition, we made numerous product enhancements to enable tool transition from research and development to high volume manufacturing. The MAGELLAN System ranges in price from $2,000,000 to $4,000,000.

YieldUP Rinse Dry and Immersion Systems.  An end-of-life plan for our YieldUP systems has been initiated. See Item 3 — “Legal Proceedings” for additional information on our ability to sell YieldUP 2100 modules. YieldUP 2100 rinsing and drying modules and YieldUP 4000 systems have been discontinued. The YieldUP 2000 is still being offered for sale due to continued market interest. The YieldUP 2000 systems range in price from $180,000 to $250,000.

PSS Products

Our PSS products are microlithography products used to deposit photoresist, a light-sensitive, etch-resistant material used to transfer an image to the surface of a silicon wafer and develop the photosensitive material. Following our announcement in March 2003 to exit the resist process equipment market, we discontinued our active manufacture and sale of these products and established the PSS business to provide key support services to our global POLARIS customer base. PSS offers:

•	process applications support, engineering and equipment maintenance;

•	customer’s robot refurbishment, system level and standard upgrades, systems operations and maintenance training and spare parts; and

•	POLARIS Refresh Programtm, in which customers can purchase certified POLARIS clusters (an integrated environmentally isolated manufacturing system consisting of process, transport, and cassette modules mechanically linked together) made of both new and pre-owned, re-qualified modules. This allows customers to add capacity for a lower capital investment. The ratio of new to pre-owned modules is based on customer expectations and the availability of used modules. These systems are able to accommodate a variety of processes and can be purchased in a new configuration or a system can be reconfigured and upgraded to match previously installed configurations.

Spare Parts and Service

We offer system upgrade packages, spare part kits, software maintenance licenses, individual spare part components and support services that provide product and process enhancements to extend the life of previously purchased and installed surface conditioning and microlithography equipment. Our customer service and process engineers assist and train customers worldwide to perform preventive maintenance on, and to service, our equipment. In addition, our process engineering groups develop process applications to expand the capabilities of our equipment. These upgrade and spare part packages and support service programs enable our worldwide customers to realize a higher return on their capital investment.

We sell a variety of process, service and maintenance programs. A number of customers have purchased maintenance contracts in which our service employees work at the customer’s facility to provide process service and maintenance support for our equipment.

Backlog and Seasonality

Our backlog consists of customer purchase orders with delivery dates within the next 12 months. Our backlog was $39.8 million at fiscal 2006 year-end and $19.3 million at fiscal 2005 year-end. Approximately 36% of our backlog at fiscal 2006 year-end and 53% of our backlog at fiscal 2005 year-end was comprised of orders from two customers. Intel Corporation and Seagate Technology, Inc. are the top two customers in backlog at the end of fiscal 2006. Seagate Technology, Inc. and Texas Instruments Incorporated were the top two customers in backlog at the end of fiscal 2005. The loss of any of these customers could have a material adverse effect on our operations. All orders are subject to cancellation by the customer and in some cases a penalty provision could apply to a cancellation.

In fiscal 2006, there were no significant purchase orders canceled and not rescheduled. In fiscal 2005, purchase orders aggregating approximately $3.1 million, constituting 3.6% of sales, were canceled and not rescheduled. Because of the timing and relative size of certain orders we received and possible changes in delivery schedules and order cancellations, our backlog can vary from time to time so that backlog as of any particular date is not necessarily indicative of actual sales for any subsequent period. Our business is not seasonal to any significant extent.

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

Our current research and development programs are focused on creating new processes and technologies for cleaning substrates without damaging the ever smaller patterned features being used for the most advanced IC devices. We are also conducting programs to increase process control and flexibility through monitoring and software management systems and process automation, robotics automation in the cleanroom, and integration of our product offerings with other suppliers’ products. Each of these programs involves collaboration with customers and other equipment manufacturers to ensure proper machine configuration and process development to meet industry requirements.

We maintain an 8,000-square-foot, state-of-the-art demonstration and process development laboratory for our SC business at our Chaska, Minnesota facility. In addition, we lease 2,500 square feet of laboratory space in Allen, Texas. Also, our Japanese affiliate, m•FSI, LTD, maintains a demonstration laboratory at its Okayama, Japan facility.

Expenditures for research and development, which are expensed as incurred, during fiscal 2006 were approximately $24.3 million, representing 21.5% of total sales. Expenditures for research and development during fiscal 2005 were approximately $22.1 million, representing 25.6% of total sales, and expenditures for research and development during fiscal 2004 were approximately $22.5 million, representing 19.6% of total sales.

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

As of the end of fiscal 2006, our sales effort was supported by approximately 136 employees and contractors engaged in customer service and support. During fiscal 2006, we directly sold and serviced our products in North America, Europe and the Asia Pacific region, and through our joint venture, m•FSI, LTD, in Japan.

By providing a full portfolio of direct support services, we have developed stronger customer relationships and our customers are beginning to show greater interest in expanding beyond their current use of FSI traditional spray cleaning technologies to include new FEOL, BEOL and wafer bumping applications for spray, as well as employing our advanced immersion and CryoKinetic technologies. Our increased responsiveness on the local level has resulted in more collaborative efforts and joint development programs with IC makers throughout the world for 90nm production and 65 and 45nm development projects.

International sales, in Europe and Asia accounted for approximately 62% of total sales in fiscal 2006, 64% of total sales in fiscal 2005, and 47% of total sales in fiscal 2004.

We own a 49% equity interest in m•FSI, LTD, a Japanese joint venture company formed in 1991 with MBK Project Holdings LTD. (formerly Mitsui & Co., LTD.) and its wholly owned subsidiary, Chlorine Engineers Corp., LTD. (collectively, “Mitsui”). Mitsui owns a 51% equity interest in m•FSI. In connection with its formation, both FSI and Mitsui granted m•FSI certain product and technology licenses and product distribution rights pursuant to a license agreement and a distribution agreement. m•FSI also distributes products of other manufacturers and its own internally developed products. In September 2004, m•FSI granted FSI exclusive rights to distribute certain m•FSI products outside of Japan and an exclusive license covering the patents and related technology with regard to certain products for use outside of Japan.

Manufacturing, Raw Materials and Suppliers

We maintain manufacturing facilities in Chaska, Minnesota and Allen, Texas. We typically assemble our products and systems from components and prefabricated parts manufactured and supplied by others, including process controllers, robots, integrated circuits, power supplies, stainless steel pressure vessels, chamber bowls, valves and relays. Certain of the items manufactured by others are made to our specifications. Typically, final assembly and systems tests are performed by our manufacturing personnel. Quality control is maintained through quality assurance programs with suppliers, incoming inspection of components, in-process inspection during equipment assembly, and final inspection and operation of manufactured equipment prior to shipment. We have a company-wide quality program in place and received ISO 9001 certification in 1994 and ISO 9000:2000 certification in 2003.

Certain of the components and subassemblies included in our products are obtained from a single supplier or a limited group of suppliers to ensure overall quality and delivery timeliness. We purchased 13% of our fiscal 2006 inventory purchases and 11% of our fiscal 2005 inventory purchases from Custom Fab Solutions. We purchased 10% of our fiscal 2006 inventory purchases from Entegris, Inc. Although we seek to reduce dependence on sole and limited-source suppliers, disruption or termination of certain of these sources could have a temporary adverse effect on our operations. We believe that alternative sources could be obtained and qualified to supply these products, if necessary, but that production delays would likely occur in some cases.* Further, a prolonged inability to obtain certain components could have an adverse effect on our operating results, delay scheduled deliveries and result in damage to customer relationships.

Competition

The semiconductor equipment industry is very competitive and marked by ever advancing technological challenges. Significant competitive factors in the equipment market include system price, which encompasses total cost of ownership, quality, process performance, reliability, flexibility, extendibility, integration with other products, process or tool of record, and customer support.

Many of our established competitors have greater financial, engineering, research, development, manufacturing, marketing, service and support resources. To remain competitive, we must invest in research and development, marketing, customer service and support programs, and also manage our operating expenses. There can be no assurance that we will have sufficient resources to continue to make these investments or that our products will continue to be viewed as competitive as a result of technological advances by existing or new competitors or due to changes in semiconductor technology.

Our SC products compete with, among others, DaiNippon Screen Manufacturing Co. Ltd., Kaijo Denki, S.E.S. Co., Ltd., Semitool, Inc., The SEZ Group, Tokyo Electron Ltd. and several smaller companies. Our PSS organization competes with various small equipment refurbishment, equipment maintenance and spare parts providers.

Customers

We sell products from one or more of our product lines to most major microelectronics manufacturers. We have an extensive history of sales to several of the largest integrated circuit manufacturers and over 100 active customers worldwide.

ST Microelectronics accounted for approximately 14% of our total sales in fiscal 2006 and less than 10% of our total sales in fiscal 2005 and 2004. Texas Instruments Incorporated accounted for approximately 13% of our total sales in fiscal 2006, 14% of our total sales in fiscal 2005 and 16% of our total sales in fiscal 2004. Seagate Technology, Inc. accounted for approximately 11% of our total sales in fiscal 2006 and less than 10% of our total sales in fiscal 2005 and 2004. Samsung Electronics accounted for approximately 11% of our total sales in fiscal 2006 and 2005 and less than 10% of our total sales in fiscal 2004. The loss of any of these customers could have a material adverse effect on our operations.

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

Sales to m•FSI LTD, our international distributor, accounted for approximately 5% of our total sales in both fiscal 2006 and 2005. Sales to our international distributors accounted for approximately 13% of our total sales in fiscal 2004. Usually these systems are purchased by our distributors for resale to device manufacturers. On October 9, 2002, we announced the termination of our distribution agreements with Metron Technology effective March 1, 2003.

Under the m•FSI distribution agreement, m•FSI has exclusive distribution rights with respect to certain of our products in Japan. A licensing agreement allows m•FSI to manufacture certain of our products. The agreements may be terminated only upon the occurrence of certain events or conditions or as otherwise mutually agreed. There is no obligation under the distribution agreement for m•FSI to purchase a specified amount or percentage of our products. In September 2004, m•FSI granted FSI exclusive rights to distribute certain products outside of Japan and FSI was granted an exclusive license covering the patents and related technology with regard to certain m•FSI products for use outside of Japan. We have not yet had any sales related to these products.

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

We have a number of patents in the United States and other countries, with additional applications pending. These patents may be challenged, invalidated or circumvented, or may not provide any competitive advantages to us. Pending applications may not result in patents and the claims allowed in future patents may not be sufficiently broad to protect our technology. The laws of some foreign countries may not permit the protection of our proprietary rights to the same extent as under the laws of the United States. Although we believe that protection afforded by our patents, patent applications, and other intellectual property rights has value, because of rapidly changing technology, our future success is dependent on the skills of our employees.

In the normal course of business, we occasionally receive and make inquiries about possible patent infringement. In dealing with such inquiries, it may be necessary or useful for us to obtain or grant licenses or other rights. However, there can be no assurance that such license rights will be available to us on commercially reasonable terms, or at all. The inability to obtain certain license or other rights, or to obtain such licenses or rights on favorable terms, or the need to engage in litigation could have a material adverse effect on us. See also Item 3 — “Legal Proceedings” for a discussion of litigation.

We offered our microlithography POLARIS system pursuant to a non-exclusive license from Texas Instruments Incorporated. We have converted the license to a fully paid-up, worldwide license to sell and manufacture the POLARIS system. We also have the non-exclusive right to manufacture and sell related Texas Instruments Incorporated modules. The license agreement continues until terminated. It may be terminated by either party upon a breach by the other party, and the failure to cure, in accordance with the terms of the agreement.

We offer our SC ANTARES CX Cleaning System under license agreements from IBM. The licenses require certain minimum and system-based royalties. Royalties are based on the “royalty portion revenues” of licensed equipment that excludes amounts for freight, taxes, customers’ duties, insurance, discounts, and certain equipment not manufactured by us.

We have approximately 95 U.S. patents. Expiration dates range from February 2007 to December 2023. In addition, we have approximately 30 pending U.S. patent applications in various stages of the patent examination process.

Employees

As of August 26, 2006, we had approximately 560 full and part-time employees. Competition for highly skilled employees is intense. We believe that a great part of our future success depends upon our continued ability to retain and attract qualified employees.

We are not subject to any collective bargaining agreements in the United States and have never been subject to a work stoppage. We are subject to collective bargaining agreements in Italy and France covering approximately 30 employees. We have never been subject to a work stoppage in Italy or France.

Environmental Matters

In January 2003, we received our certificate of registration from BSI, Inc. for its ISO 14001 environmental management system. ISO 14001 is an internationally recognized environmental management standard that empowers organizations to address the environmental impact of activities, services and processes. The standard then provides a framework for enterprises to take steps to identify issues significant to them and implement environmental management programs to achieve improved performance. Registration with ISO 14001 allows companies to reaffirm that environmental processes are essential components of their business strategy. We have a long history of environmentally-friendly practices and research and development programs that actively seek ways to operate more environmentally efficient. We registered with ISO 14001 to emphasize our ongoing commitment to the preservation and protection of the environment, and to support existing environmental health and safety initiatives.

We implemented an enterprise-wide program to actively engage our employees to develop ways to, and to emphasize the importance of, protecting the environment in everyday life at FSI. Our programs include recycling, water use reductions, chemical handling processes and equipment design for the environment.

We are subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing and product development process. We believe we are in compliance with these regulations and that we have obtained all necessary environmental permits to conduct our business. These permits generally relate to the disposal of hazardous wastes. If we fail to comply with present or future regulations, fines could be imposed, production and product development could be suspended, or operations could cease. Such regulations could require us to acquire significant equipment or take other actions necessary to comply with environmental regulations at a potentially significant cost. If we fail to control the use of, or adequately restrict the discharge and disposal of, hazardous substances, we could incur future liabilities. See also Item 3 — “Legal Proceedings” for a discussion of our environmental legal proceedings.

We believe that compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have a material effect upon our capital expenditures, earnings or competitive position.*

International Sales

Our international sales for each of the last three fiscal years are disclosed in the financial statements included in Item 8 of this report.

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

Item 1.A.  Risk Factors

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

We have in the past experienced downturns in orders for new equipment as well as delays in or cancellations of existing orders. We cannot predict the extent and length of any future softening in the industry.

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

Our stock price has been volatile in the past and may continue to be so in the future. In fiscal 2006, our stock price ranged from $3.72 to $7.18 per share and in fiscal 2005, our stock price ranged from $3.22 to $5.56 per share.

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

Because of our ownership position in m•FSI LTD, adverse results of m•FSI LTD could adversely affect our results.

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

We have direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region, and accordingly, we incur labor, service and other expenses in foreign currencies. As of August 26, 2006, we had not entered into any hedging activities and our foreign currency transaction gains and losses for fiscal 2006 were insignificant. We intend to evaluate various hedging activities and other options to minimize fluctuations in interest and currency exchange rates. There is no assurance that we will be successful in minimizing foreign exchange rate risks and such failure may reduce our international sales or negatively impact our operating results.

Because of the need to meet and comply with numerous foreign regulations and policies, the potential for change in the political and economic environments in foreign jurisdictions and the difficulty of managing business overseas, we may not be able to sustain our historical level of international sales.

We operate in a global market.  In fiscal 2006, approximately 62% of our sales revenue derived from sales outside of the United States. In fiscal 2005, approximately 64% of our sales revenue derived from sales outside the United States. In fiscal 2004, approximately 47% of our sales revenue derived from sales outside the United States. We expect that international sales will continue to represent a significant portion of total sales.* Sales to customers outside the United States involve a number of risks, including the following:

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

Manufacturing interruptions or delays could affect our ability to meet customer demand, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.

Our business depends on its ability to supply equipment, services and related products that meet the rapidly changing requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers. Significant interruptions of manufacturing operations or the delivery of services could result in delayed deliveries to our customers, manufacturing inefficiencies, increased costs or order cancellations as a result of:

•	the failure or inability of suppliers to timely deliver quality parts;

•	volatility in the availability and cost of materials;

•	difficulties or delays in obtaining required export approvals;

•	information technology or infrastructure failures;

•	difficulties related to planning or effecting business process changes;

•	natural disasters (such as earthquakes, floods or storms); or

•	other causes (such as regional economic downturns, pandemics, political instability, terrorism or acts of war).

Moreover, if actual demand for our products is different that expected, we may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. Any or all of these factors could materially and adversely affect our business, financial condition and results of operations.

Because we do not have long-term sales commitments with our customers, if these customers decide to reduce, delay or cancel orders or choose to deal with our competitors, then our results will be adversely affected.

If our significant customers reduce, delay, or cancel orders, then our operating results could suffer. Our largest customers have changed from year to year, however, sales to our top five customers accounted for approximately 52% of total revenues in fiscal 2006, 48% of total revenues in fiscal 2005 and 46% of total revenues in fiscal 2004. ST Microelectronics accounted for approximately 14% of total sales in fiscal 2006. Texas Instruments Incorporated accounted for approximately 13% of total sales in fiscal 2006, 14% of total sales in fiscal 2005 and 16% of total sales in fiscal 2004. Samsung Electronics accounted for approximately

11% of total sales in fiscal 2006 and 2005. Seagate Technology, Inc. accounted for approximately 11% of total sales in fiscal 2006. We currently have no long-term sales commitments with any of our customers. Instead, we generally make sales under purchase orders. All orders are subject to cancellation or delay by the customer.

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

Item 1.B.  Unresolved Staff Comments

We do not have any unresolved staff comments.

ITEM 2.	PROPERTIES

We own a 197,000-square-foot facility in Chaska, Minnesota. The facility contains our SC product engineering, manufacturing, sales, administrative and support functions. It includes a research laboratory and 40,000 square feet of Class 1,000 and 10,000 cleanroom space, manufacturing support operations and a customer training center.

In February 2005, we sold our 162,000 square foot facility in Allen, Texas. Concurrent with the sale, we entered into a sublease of approximately 45,000 square feet of space in the facility. The lease ends on August 31, 2007. We are currently negotiating a lease extension.

We also maintain small leased sales and service offices throughout Europe and Asia near our customer locations. Management believes its existing facilities are well maintained and in good operating condition.

ITEM 3.	LEGAL PROCEEDINGS

We generate minor amounts of liquid and solid hazardous waste and use licensed haulers and disposal facilities to ship and dispose of such waste. In the past, we have received notice from state or federal enforcement agencies that we are a potentially responsible party (“PRP”) in connection with the investigation of several hazardous waste disposal sites owned and operated by third parties. In each matter, we have elected to participate in settlement offers made to all de minimis parties with respect to such sites. The risk of being named a PRP is that if any of the other PRPs are unable to contribute their proportionate share of the liability, if any, associated with the site, those PRPs that are financially able could be held financially responsible for the shortfall.

There has and continues to be substantial litigation regarding patent and other intellectual property rights in the microelectronics industry. Commercialization of new products or further commercialization of our current products could provoke claims of infringement by third parties. In the future, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to defend us against claimed infringement of the rights of others and to determine the scope and validity of our proprietary rights. Any such litigation could result in substantial costs and diversion of our effort, which alone could have a material adverse impact on our financial condition and operating results. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling one or more products, any of which could have a material adverse effect on our financial condition and results of operations.

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

The total judgment against SSI together with post judgment interest and attorneys’ fees as of February 26, 2005 aggregated approximately $7.9 million. As a result, we recorded a $0.3 million charge in the second quarter of fiscal 2005. We had recorded a total of $3.3 million of charges to operations during fiscal 2002 and fiscal 2004 associated with this litigation. During the third quarter of fiscal 2005, we retired the 250,000 shares of our common stock held in the escrow created at the time of our acquisition of SSI to cover such claims. As the SSI merger was a pooling of interests, we decreased our stockholder’s equity by an amount equal to $3.0 million. On March 28, 2005, we tendered funds totaling approximately $7.9 million to the Hsus via a cashier’s check which we believe was the full judgment amount plus all applicable interest. This included $1.6 million of cash provided by the individual defendants. Subsequently, instead of depositing the cashier’s check, the Hsus filed a motion with the court to enforce the judgment against the appeal bond and we and the individual defendants filed a motion to release the bond. The Hsus cashed the cashiers check in July 2005. In August 2005, the court ruled in our favor and an acknowledgement of full satisfaction of the judgment was filed with the court by the Hsus’ attorneys. The bond was released in August 2005.

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

On January 3, 2001, Mattson Technology, Inc. (“Mattson”) completed the merger of the semiconductor equipment division of Steag Electronic Systems AG and CFM and established its wet products division. With the merger completed, Mattson assumed responsibility for the two suits CFM filed against YieldUP. On March 17, 2003, SCP Global Technologies (“SCP”) acquired the wet products division of Mattson, including CFM and assumed responsibility for the two lawsuits.

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

As a result, we recorded $3.4 million in selling, general and administrative expenses in the second quarter of fiscal 2004. We had previously recorded a $0.6 million charge to operations associated with this litigation. We have made all payments totaling $4.0 million as of August 26, 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter ended August 26, 2006.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

The executive officers are elected by the board of directors, generally for a term of one year, and serve until their successor is elected and qualified. The following table and discussion contains information regarding our current executive officers.

Name	Age	Position

John C. Ely(1)	47	Vice President, Global Sales and Service
Patricia M. Hollister(2)	46	Chief Financial Officer and Assistant Secretary
Donald S. Mitchell(3)	51	Chairman and Chief Executive Officer
Benno G. Sand(4)	52	Executive Vice President, Business Development and Investor Relations and Secretary

(1)	John Ely was named Vice President of Global Sales and Service in June 2003. He was Executive Vice President; President, of our Surface Conditioning Division from August 2000 to June 2003. Mr. Ely was the Surface Conditioning Division’s Sales/ Marketing/Applications Manager from 1997 to 2000; General Manager from 1995 to 1997; Product Specialist/Product Manager from 1989 to 1995; and in direct sales from 1985 to 1989. Prior to joining FSI, Mr. Ely was in sales and was the Western Territory Manager based in California for Galtek, a subsidiary of Entegris, Inc.. Mr. Ely is a director of m•FSI, LTD and SCD Mountain View, Inc., one of our subsidiaries.

(2)	Patricia Hollister has served as Chief Financial Officer since January 1998 and as Assistant Secretary since January 2000. She was our Corporate Controller from March 1995 to January 1998. Prior to joining FSI, Ms. Hollister was employed by KPMG LLP in Minneapolis, Minnesota where she served over 12 years on various audit and consulting engagements, most recently as a Senior Manager. Ms. Hollister is a director of various FSI-owned foreign subsidiaries as well as NVE Corporation.

(3)	Donald Mitchell was named Chief Executive Officer and President of FSI in December 1999 and became Chairman of the Board of Directors for FSI in January 2002. From its formation in 1998 until December 1999, he was President of Air Products Electronic Chemicals, Inc., a division of Pennsylvania-based Air Products and Chemicals, Inc. From 1991 to 1998, he served as President of Schumacher, a leading global chemical equipment and services supplier to the semiconductor industry. Throughout his career with Schumacher, he held various executive positions, including Vice President of Operations and Vice President of Sales and Marketing. Mr. Mitchell is a director of FSI and m•FSI, LTD. Mr. Mitchell is also a director of Advanced Materials Sciences, Inc. Mr. Mitchell served as the 1999/2000 Chairman of the Board of Directors for Semiconductor Equipment and Materials International, a leading global industry trade association and was a member of the Board until July 2005.

(4)	Benno Sand has served as Executive Vice President, Business Development and Investor Relations since January 2000. He has served as Executive Vice President since January 1992 and Secretary since March 2002. Mr. Sand also served as Chief Administrative Officer from January 1998 to December 1999, as Chief Financial Officer from October 1990 to January 1998, and as Vice President of Finance from October 1987 to January 1992. Mr. Sand is a director of various FSI-owned United States and foreign subsidiaries as well as m•FSI LTD and MathStar, Inc.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ Global Marketsm under the symbol “FSII”. The following table sets forth the highest and lowest daily sale prices, as reported by the NASDAQ Global Market for the fiscal periods indicated:

	2006		2005
	High	Low	High	Low

Fiscal Quarter
First	$4.42	$3.72	$5.56	$3.86
Second	5.90	4.00	4.91	3.99
Third	5.98	4.27	4.77	3.22
Fourth	7.18	4.55	4.26	3.42

There were approximately 520 record holders of our common stock on October 23, 2006.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all earnings for use in our business and do not anticipate paying dividends in the foreseeable future.*

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The table that follows presents portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The Consolidated Statement of Operations data for the years ended August 26, 2006, August 27, 2005 and August 28, 2004, and the Consolidated Balance Sheet data as of August 26, 2006 and August 27, 2005, are derived from our Consolidated Financial Statements that have been audited by KPMG LLP, independent registered public accounting firm, and are included elsewhere in this report. The Consolidated Statements of Operations data for the years ended August 30, 2003 and August 31, 2002 and the Consolidated Balance Sheet data as of August 28, 2004, August 30, 2003 and August 31, 2002 are derived from our audited consolidated financial statements which do not appear in this report. We changed our accounting for stock compensation expense effective August 28, 2005 in accordance with Statement of Financial Accounting Standards “SFAS” No. 123R, “Share Based Payments.”

The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year or fiscal period.

Selected Historical Financial Data

	Fiscal Year Ended
	August 26,	August 27,	August 28,	August 30,	August 31,
	2006(10)	2005	2004	2003	2002(1)
	(In thousands, except per share amounts)

Consolidated Statements of Operations Data:
Sales	$113,241	$86,370	$114,404	$88,826	$143,374
Gross margin(3)(5)	52,850	39,994	59,020	14,508	44,375
Selling, general, and administrative expenses(6)	36,218	35,291	39,547	38,602	39,561
Research and development expenses	24,321	22,078	22,458	31,126	36,197
Gain on sale of facility(7)	—	7,015	—	—	—
Impairment of goodwill(2)	—	—	—	—	(5,356)
Transition agreement termination fee(4)	—	—	—	(2,750)	—
Write-down of fixed assets(3)	—	—	—	(7,000)	—
Operating loss	(7,689)	(10,360)	(2,985)	(64,970)	(36,739)
Impairment of investment(4)(9)	(500)	—	—	(10,195)	—
Gain on marketable securities(8)	—	5,808	1,972	—	—
Equity in (losses) earnings of affiliates	(274)	450	779	(4,006)	(15)
Net (loss) income	$(7,287)	$(3,302)	$141	$(78,557)	$(34,663)
(Loss) income per share — diluted	$(0.24)	$(0.11)	$0.00	$(2.66)	$(1.26)
Weighted average common shares used in per share calculations — diluted	30,042	29,928	30,315	29,546	27,450
Consolidated Balance Sheets Data:
Total assets	$123,737	$121,939	$139,797	$133,386	$211,770
Total long-term debt	—	—	—	—	—
Stockholders’ equity	93,972	99,136	110,372	109,000	179,632
Dividends	—	—	—	—	—

(1)	During fiscal 2002, we recorded realignment charges of $500,000 which were allocated as follows: $250,000 to cost of goods sold, $230,000 to selling, general and administrative expenses and $20,000 to research and development expenses.

(2)	During fiscal 2002, we recorded a charge of $5.4 million related to the impairment of goodwill.

(3)	During fiscal 2003, we recorded $19.0 million to cost of goods sold for inventory obsolescence charges related to the wind down of the Microlithography business. We also recorded an impairment charge of $7.0 million against the property, plant and equipment associated with the PSS business in fiscal 2003.

(4)	During fiscal 2003, we entered into a transition agreement with Metron Technology to terminate our distribution agreements and recorded a termination fee of $2.75 million. In addition, we recorded an impairment charge of $10.2 million in other expense related to the other than temporary impairment of our investment.

(5)	During fiscal 2006, we had sales of PSS product inventory with an original cost of $2.1 million that had previously been written down to zero. During fiscal 2005, we had sales of PSS product inventory with an original cost of $0.5 million that had been previously written down to zero. During fiscal 2004, we had sales of PSS product inventory with an original cost of $3.2 million that had been previously written down to zero. During fiscal 2003, we had sales of PSS product inventory with an original cost of $3.0 million that had been previously written down to zero.

(6)	During fiscal 2004, we recorded $3.4 millionin selling, general and administrative expenses related to a patent litigation settlement. See Note 18 of the Notes to the Consolidated Financial Statements.

(7)	During fiscal 2005, we recorded a $7.0 million gain on the sale of the Allen, Texas facility.

(8)	During fiscal 2005, we recorded a gain of $5.8 million on the Nortem (formerly Metron Technology) distributions. During fiscal 2004, we recorded a gain of $2.0 million on the sale of Metron Technology common stock. See Note 1 of the Notes to the Consolidated Financial Statements.

(9)	During fiscal 2006, we recorded an impairment charge of $0.5 million in other expense related to an investment in a Malaysian foundry.

(10)	Due to the implementation of FAS 123R as of August 28, 2005, we recorded stock-based compensation expense of $54,000 in cost of goods sold, $743,000 in selling, general and administrative expenses and $342,000 in research and development expenses during fiscal 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Application of Critical Accounting Policies and Estimates

In accordance with Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Our critical accounting policies and estimates are as follows:

•	revenue recognition;

•	valuation of long-lived assets; and

•	estimation of valuation allowances and accrued liabilities, specifically product warranty, inventory reserves and allowance for doubtful accounts.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. If our equipment sales involve sales to our existing customers who have previously accepted the same type(s) of equipment with the same type(s) of specifications, we account for the product sales as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. We recognize the equipment revenue upon shipment and transfer of title. The other multiple elements also include installation, service contracts and training. Equipment installation revenue is valued based on estimated service person hours to complete installation and published or quoted service labor rates and is recognized when the installation has been completed and the equipment has been accepted by the customer. Training revenue is valued based on published training class prices or quoted rates and is recognized when the customers complete the training classes or when a customer-specific training period has expired. The published or quoted service labor rates and training class prices are rates actually charged and billed to our customers.

All other product sales with customer-specific acceptance provisions are recognized upon customer acceptance. Future revenues may be negatively impacted if we are unable to meet customer-specific acceptance criteria. Revenue related to spare part sales is recognized upon shipment or delivery based on the INCO terms. Revenues related to maintenance and service contracts are recognized ratably over the duration of such contracts.

The timing and amount of revenue recognized depends on whether revenue is recognized upon shipment versus acceptance. For revenue recognized upon acceptance, it is dependent upon when customer-specific criteria are met.

Valuation of Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

If we determine that the carrying value of long-lived assets, including intangible assets, may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $22.8 million as of August 26, 2006.

Product Warranty Estimation

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, releases of new products and other factors. The warranty periods for new equipment manufactured by us range from six months to two years. Special warranty reserves are also accrued for major rework campaigns. Although management believes the likelihood to be relatively low, claims experience could be materially different from actual results because of the introduction of new, more complex products; competition or other external forces; manufacturing changes that could impact product quality; or as of yet unrecognized defects in products sold.

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

Since we recorded the PSS product inventory reserves as a result of the wind-down of our Microlithography business in the second quarter of fiscal 2003, we have had sales of PSS product inventory that had previously been written down to zero and reductions in inventory buyback requirements of $8.8 million and have disposed of $6.6 million of PSS product inventory. The original cost of PSS product inventory available for sale or to be disposed of as of August 26, 2006 that has been written down to zero was $9.5 million.

Allowance for Doubtful Accounts Estimation

Management must make estimates of the uncollectibility of our accounts receivable. The most significant risk is the risk of sudden unexpected deterioration in the financial condition of a significant customer who is not considered in the allowance. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Results could be materially impacted if the financial condition of a significant customer deteriorated and related accounts receivable are deemed uncollectible. Accounts receivable are charged off after management determines that they are uncollectible.

During fiscal 2006, we collected $336,000 of receivables that had previously been written off resulting in a credit to selling, general and administrative expenses.

Stock-Based Compensation

We implemented the fair value recognition provisions of SFAS No. 123R effective August 28, 2005 using the modified prospective method. Under this method, we recognize compensation expense for all stock-based awards granted on or after August 28, 2005 and for previously granted awards not yet vested as of August 28, 2005.

We utilize a Black-Scholes option pricing model to estimate fair value of each award on the date of grant. The Black-Scholes model requires the input of certain assumptions that involve management judgment. Key assumptions that affect the calculation of fair value include the expected life of stock-based awards and our stock price volatility. Additionally, we expense for only those shares expected to vest. The assumptions used in calculating the fair value of stock-based awards and the forfeiture rate of such awards reflect management’s best estimates. However, circumstances may change and additional data may become available over time, which could result in changes to these assumptions that materially impact the fair value determination of future awards or their estimated rate of forfeiture. If factors change and we use different assumptions in the application of SFAS 123R in future periods, the compensation expense recorded under SFAS 123R may differ significantly from the expense recorded in the current period. See Note 13 under the Notes to Consolidated Financial Statements for additional information on stock-based compensation.

Income Taxes

Our effective income tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. We have established valuation allowances against a portion of the U.S. and non-U.S. net operating losses to reflect the uncertainty of our ability to fully utilize these benefits given the limited carryforward periods permitted by the various jurisdictions. The evaluation of the realizability of our net operating losses requires the use of considerable management judgment to estimate the future taxable income for the various jurisdictions, for which the ultimate amounts and timing of such estimates may differ. The valuation allowance can also be impacted by changes in the tax regulations.

Significant judgment is required in determining our contingent tax liabilities. We have established contingent tax liabilities using management’s best judgment and adjust these liabilities as warranted by changing facts and circumstances. A change in our tax liabilities in any given period could have a significant impact on our results of operations and cash flows for that period.

Industry Update

Gartner Group, a leading research organization, is forecasting that demand for semiconductors will increase approximately 11 percent to $260 billion in calendar 2006 from $235 billion in the prior year.* The increase is being driven by memory, optoelectronics and ASSP (Application-Specific Standard Product) device demand. Semiconductor demand is forecasted to grow approximately 9 percent to $285 billion in calendar 2007.*

Gartner Group is forecasting equipment spending in calendar 2006 to increase approximately 24% to $41 billion as compared to approximately $33 billion in calendar 2005.* Currently, analysts have a mixed view on calendar 2007 forecasted equipment spending, ranging from a small decline to a modest increase, with a return to double-digit growth in calendar 2008.*

When compared to prior cycles, device manufacturers are managing capacity increases carefully and acting quickly to delay new equipment purchases in response to slowing demand to prevent an inventory build-up. Device manufacturers’ ability to more quickly respond to changes in demand for their product should have a dampening effect on future industry cycles.*

We continue to monitor our extensive list of order opportunities. With one or more of our flagship products placed at many of the top semiconductor device manufacturers, we are benefiting from some of these insertions. Assuming that we execute well on existing and new evaluation opportunities, we believe we are in position to participate as these leading device manufacturers continue to add capacity in calendar 2007.*

Results of Operations

For the fiscal year ended August 26, 2006, we had net losses of $7.3 million as compared to net losses of $3.3 million for the fiscal year ended August 27, 2005. For fiscal 2006, we had losses from operations of $7.7 million as compared to losses from operations of $10.4 million in fiscal 2005. The increase in net losses in fiscal 2006 related to gains on marketable securities of $5.8 million in fiscal 2005 partially offset by improved operations related to increased sales revenue in fiscal 2006.

While improved industry conditions contributed to our improved orders and financial performance in fiscal 2006, we also progressed on many of the strategies we established at the beginning of the year, including:

•	Establishing a ‘Tool Of Record’ status at new customers while broadening our product position at several existing customers;

•	Deploying ‘Best Known Methods’ for several targeted process applications while expanding the overall applications capabilities of our flagship products;

•	Increased the frequency of technology roadmap exchanges with key customers while initiating a plan to conduct our successful ‘Knowledge Servicestm Seminar’ in other regions of the world; and

•	Reported a sequential improvement in our quarterly financial performance in fiscal 2006 with a return to profitability in the fourth quarter.

We now have one or more of our flagship products placed at 14 of the top 20 semiconductor manufacturers, ranked by calendar 2005 spending, and anticipate follow-on high volume manufacturing orders from several of these customers in fiscal 2007.*

Sales Revenue and Shipments

Fiscal 2006 sales revenues increased 31% to $113.2 million as compared to $86.4 million in fiscal 2005. Sales increased in all regions with increases in Asia of $12.3 million and the United States of $11.6 million. The increases in fiscal 2006 related primarily to improved industry conditions. Fiscal 2005 sales revenues were $86.4 million as compared to $114.4 million for fiscal 2004. The majority of the decrease in fiscal 2005 sales revenue as compared to fiscal 2004 related to a decrease in domestic shipments from $57.0 million in fiscal 2004 to $31.0 million in fiscal 2005 related primarily to our transformation, beginning in March 2003, from the Microlithography business to a POLARIS® Systems and Services Product group.

Shipments were $109.7 million in fiscal 2006 as compared to $87.6 million in fiscal 2005 and $111.1 million in fiscal 2004.

Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Therefore, depending on timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or due to timing of acceptances, sales revenue may exceed shipments.

International sales were $70.4 million for fiscal 2006, representing 62% of total sales during fiscal 2006, $55.1 million for fiscal 2005, representing 64% of total sales during fiscal 2005, and $54.3 million for fiscal 2004, representing 47% of total sales during fiscal 2004. International sales through our affiliate, m•FSI LTD, represented approximately 8% of international sales during fiscal 2006 and 7% of international sales during fiscal 2005. International sales through our affiliates m•FSI LTD and Metron Technology represented 27% of international sales during fiscal 2004.The dollar increase in international sales revenue in fiscal 2006 as compared to fiscal 2005 was due to increases in all regions, with the most significant increase in Asia due to improved industry conditions. The increase in the percentage of international sales in fiscal 2005 as compared to fiscal 2004 related primarily to the decrease in domestic sales revenue. The increase in international sales revenue in fiscal 2005 as compared to fiscal 2004 related to our transition to a direct global distribution model in March 2003 as well as improved industry conditions in international markets. Due to its broader customer base, SC products have a higher percentage of international sales than PSS products. See Note 15 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s international sales.

We ended fiscal 2006 with a backlog of approximately $39.8 million as compared to $19.3 million at the end of fiscal 2005. Backlog consists of orders with delivery dates within the next 12 months for which a customer purchase order has been received. Because of the timing and relative size of orders and the possibility of cancellations or customer delays, backlog is not necessarily indicative of sales for future periods.

As a result of the fiscal 2006 year-end backlog, deferred revenue levels and anticipated orders of $35 to $40 million in the first quarter of fiscal 2007, we expect first quarter fiscal 2007 revenue to be in the range of $35 to $40 million.* Achieving the high end of the revenue range requires receiving purchase orders and obtaining timely acceptance from customers for products that have been shipped.*

Gross Margin

Our gross margin fluctuates due to a number of factors, including the mix of products sold; the geographic mix of products sold; initial product placement discounts; utilization of manufacturing capacity; the sales of PSS product inventory previously written down to zero; and the competitive pricing environment.

Gross margin as a percentage of sales was 46.7% for fiscal 2006 as compared to 46.3% for fiscal 2005 and 51.6% for fiscal 2004. The increase in gross margins from fiscal 2005 to fiscal 2006 related to an increase in the amount of the original cost of PSS product inventory sold that has been written down to zero from $0.5 million in fiscal 2005 to $2.1 million in fiscal 2006, as well as an increase in our capacity utilization associated with higher shipment levels of $109.7 million in fiscal 2006 as compared to $87.6 million in fiscal 2005. The increases were partially offset by lower margins on flagship products that were sold at a discount in order to gain market entry. The decrease in margins from fiscal 2004 to fiscal 2005 related primarily to an increase in manufacturing variances associated with the decrease in shipments from $111.1 million in fiscal 2004 to $87.6 million in fiscal 2005. The decrease also related to the increase in the percentage of international sales as well as a decrease in the amount of the original cost of PSS product inventory sold that had been written down to zero from $3.2 million in fiscal 2004 to $0.5 million in fiscal 2005.

We will continue to try to sell the PSS product inventory that had previously been written down to zero to our customers as spares, refurbished systems and upgrades to existing systems. If unsuccessful, some of the items will be disposed. Any material sales of the impaired inventory will be disclosed. Since we recorded the PSS product inventory reserves as a result of the wind-down of our Microlithography business in the second quarter of fiscal 2003, we have had sales of PSS product inventory that had previously been written down to zero and reductions in inventory buyback requirements of $8.8 million and have disposed of $6.6 million of PSS product inventory. The original cost of PSS product inventory available for sale or to be disposed of as of August 26, 2006 was $9.5 million.

We expect the gross profit margins for the first quarter of fiscal 2007 to be between 41% to 43% of revenues, due to an anticipated change in product mix and lower margins on the initial placement of our products at strategic customers.* Our factory utilization is not expected to change significantly, as first quarter of fiscal 2007 shipments are expected to be in the range of $35 to $40 million.*

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal 2006 were $36.2 million, or 32.0% of total sales, as compared to $35.3 million, or 40.9% of total sales, in fiscal 2005 and $39.5 million, or 34.6% of total sales, in fiscal 2004. The increase in the dollar amount of selling, general and administrative expenses in fiscal 2006 as compared to fiscal 2005 related to $0.7 million of stock compensation expense which was new in fiscal 2006, depreciation of our CRM system and increased sales and marketing expenses due to higher sales. The decrease in selling, general and administrative expenses as a percent of total sales in fiscal 2006 as compared to fiscal 2005 related to the increase in sales. The decrease in the dollar amount of selling, general and administrative expenses in fiscal 2005 related primarily to the $3.4 million expense incurred in fiscal 2004 to settle a patent infringement lawsuit in the second quarter of fiscal 2004. The decrease also related to a decrease in depreciation expense of approximately $1.7 million primarily due to our SAP computer software system being fully depreciated in fiscal 2004. These decreases were partially offset by an increase in salary expense associated with salary increases in January 2005.

Selling, general and administrative expenses for the first quarter of fiscal 2007 are expected to be in the range of $9.3 million to $9.5 million, as we increase our personnel resources to support a direct presence in Israel.*

Research and Development Expenses

Research and development expenses for fiscal 2006 were $24.3 million, or 21.5% of total sales, as compared to $22.1 million, or 25.6% of total sales, in fiscal 2005 and $22.5 million, or 19.6% of total sales, in fiscal 2004. The increase in fiscal 2006 as compared to fiscal 2005 related primarily to our broadening the application capabilities of our products and supporting initial product placements at customers. In addition, we experienced an increase in engineering costs as we prepared for and shipped our first single wafer wet cleaning system in the fourth quarter of fiscal 2006. The minor decrease in the dollar amount of research and development expenses in fiscal 2005 as compared to fiscal 2004 was due primarily to the net impact of a $1.5 million decrease in intangible asset amortization expense associated with our fiscal 2000 acquisition of YieldUP, offset by an increase in salary expense associated with salary increases in January 2005 and costs associated with new product development.

We expect research and development expenses to range from $5.9 million to $6.1 million for the first quarter of fiscal 2007 as we continue to invest in new applications and product development programs and support our initial single wafer wet product.*

Gain on Sale of Facility

We sold our facility in Allen, Texas in the second quarter of fiscal 2005 and received $14.4 million in net cash proceeds from the sale. The building and property, plant and equipment sold had a financial statement carrying value of approximately $7.5 million at the close of the sale. We recorded a gain of $7.0 million on the sale in the second quarter of fiscal 2005.

Gain on Marketable Securities

Gain on marketable securities was $5.8 million in fiscal 2005. The gain resulted from the Nortem (formerly Metron Technology) distributions in the third and fourth quarters of fiscal 2005. Gain on sale of marketable securities was $2.0 million in fiscal 2004. The gain resulted from the gain on the sale of approximately 627,000 shares of Metron Technology common stock in the first quarter of fiscal 2004.

Impairment of Investment

We recorded a $0.5 million impairment of an investment in fiscal 2006. We had an investment in a Malaysian foundry that was accounted for under the cost method. The investment was $0.5 million as of August 27, 2005. On March 22, 2006, the majority shareholder of this Malaysian foundry announced that the foundry would merge with another foundry and form a new entity. Subsequent to the merger announcement, we were contacted by the majority shareholder and given the option of selling our shares at a nominal value to the majority shareholder or providing additional debt to the foundry as part of a pre-merger restructuring. Based on this information, we deemed the investment as being fully impaired as of February 25, 2006 and recorded a loss of $0.5 million in the second quarter of fiscal 2006. The Company sold its shares at a nominal value to the majority shareholder during the third quarter of fiscal 2006.

Income Tax Expense

We recorded a tax expense of $50,000 in fiscal 2006, 2005 and 2004, primarily as a result of state taxes.

Our deferred tax assets on the balance sheet as of August 26, 2006 have been fully reserved for with a valuation allowance. We do not expect to reduce our valuation allowance until we are consistently profitable on a quarterly basis.*

We have net operating loss carryforwards for federal income tax purposes of approximately $153.0 million at August 26, 2006, which will begin to expire in fiscal 2011 through fiscal 2027 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization, which limits the amount that we can offset taxable income to approximately $1.4 million per year.

Equity in (Losses) Earnings of Affiliate

Equity in (losses) earnings of affiliates was approximately ($274,000) for fiscal 2006, $450,000 for fiscal 2005, and $779,000 for fiscal 2004. The losses in fiscal 2006 related primarily to a decrease in m•FSI LTD sales as well as a change in product mix. The decrease in fiscal 2005 earnings related to increased product development investments by m•FSI LTD.

Net (Loss) Income

Net loss was $7.3 million in fiscal 2006 as compared to a net loss of $3.3 million in fiscal 2005 and net income of $0.1 million in fiscal 2004.

Based upon achieving anticipated revenue, gross margin and operating expense levels, we expect to record a net income of $500,000 to $1.5 million in the first quarter of fiscal 2007.*

Liquidity and Capital Resources

Our cash, restricted cash, cash equivalents and marketable securities were approximately $26.9 million as of August 26, 2006, a decrease of $5.0 million from the end of fiscal 2005. The net decrease was primarily due to $4.3 million of cash used in operating activities and $2.2 million in capital expenditures. The decreases were net of $1.5 million of proceeds from the issuance of common stock and $0.2 million dividend received from m•FSI LTD.

Accounts receivable decreased $2.1 million from the end of fiscal 2005. The decrease in trade accounts receivable related primarily to the timing of shipments in the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005. Shipments increased at the end of fiscal 2005 as compared to being evenly distributed in the fourth quarter of fiscal 2006. Trade receivables will fluctuate quarter to quarter depending on individual customers’ timing of ship dates, payment terms and cash flow conditions.

Inventory increased approximately $11.0 million to $35.7 million at the end of fiscal 2006, as compared to $24.7 million at the end of fiscal 2005. The increase in inventory related primarily to increases in work in process and finished goods inventory associated with higher orders and shipment levels. In addition, the increase related to the manufacturing ramp of our MAGELLAN® product which, due to its complexity, has a longer manufacturing cycle time. Inventory reserves were $13.8 million at August 26, 2006 as compared to reserves of $15.3 million at the end of fiscal 2005. The decrease related primarily to sales of PSS product inventory with an original cost of $2.1 million that had previously been written down to zero. The PSS product inventory reserves were $9.5 million at August 26, 2006 as compared to $11.7 million at the end of fiscal 2005.

Trade accounts payable increased approximately $3.6 million to $8.8 million as of August 26, 2006 as compared to $5.2 million at the end of fiscal 2005 related to the increased inventory purchases.

Deferred profit was $4.1 million at the end of fiscal 2006 and $5.2 million at the end of fiscal 2005. The decrease in deferred profit related primarily to fewer tools deferred as of August 26, 2006 as compared to the end of fiscal 2005 related to the timing of shipments and customer acceptances.

As of August 26, 2006, our current ratio was 3.1 to 1.0, and working capital was $63.5 million.

The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating Lease Obligations	$2,378	$1,247	$1,052	$79	$—
Purchase Obligations	13,670	13,670	—	—	—
Royalty Obligations	225	225	—	—	—
Other Long-Term Commitments(1)	2,025	25	500	500	1,000

Total	$18,298	$15,167	$1,552	$579	$1,000

(1)	Other long-term commitments represent payments related to minimum royalty payments or discounts granted under a license agreement.

Subsequent to year-end, we entered into a capital lease with minimum lease payments of $648,000 due within twelve months and $1,295,000 due in one to three years.

Capital expenditures were $2.2 million in fiscal 2006, $1.8 million in fiscal 2005, and $1.7 million in fiscal 2004. We expect capital expenditures to be less than $2.5 million in the first quarter of fiscal 2007, including the acceptance of a new particle counter, financed through a capital lease, that will be used for applications development in our SC lab.* Depreciation and amortization is expected to be between approximately $0.9 million and $1.0 million in the first quarter of fiscal 2007.*

At the expected revenue and expense run rate, we anticipate using $2.0 to $3.0 million of cash for operations in the first quarter of fiscal 2007.* This cash usage assumes that we will reduce our current inventory levels and experience an increase in accounts receivable from the fiscal 2006 year-end level.* We believe that with existing cash, cash receipts, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet our currently projected working capital requirements, and to meet other cash requirements through at least fiscal 2007.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies, particularly those that are complementary to our surface conditioning business.* We may fund such activities with additional equity or debt financing.* The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.* We currently do not have a line of credit arrangement.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs.” This statement requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current period charges. In addition, this statement requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement was effective for inventory costs incurred beginning in our first quarter of fiscal 2006. The implementation of this statement did not have an impact on our results of operations or financial position.*

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and we adopted this standard August 28, 2005 using the modified prospective method. Beginning in fiscal 2006, our results of operations reflected compensation expense for new stock options granted under our stock incentive plan, and for the unvested portion of previous stock options granted. We recorded $1.1 million of stock-based compensation expense in fiscal 2006.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for us beginning in fiscal year 2008. We are still evaluating the impact that the adoption of this pronouncement will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB No. 108 is effective as of the end of fiscal year 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of August 27, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. We are currently evaluating the impact SAB No. 108 will have on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. As of August 26, 2006, our investments in affiliate included a 49% interest in m•FSI LTD, which operates in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.

Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region starting in March 2003, we have and will continue to incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* As of August 26, 2006, we had not entered into any hedging activities and our foreign currency transaction gains and losses for fiscal 2006 were insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.

We do not have significant exposure to changing interest rates. We had no outstanding indebtedness as of August 26, 2006. As of the end of fiscal 2006, amortized cost approximated market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $269,000 based on our cash, restricted cash, cash equivalents and marketable securities balances as of August 26, 2006.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended August 26, 2006, August 27, 2005 and August 28, 2004

	2006	2005	2004
	(In thousands, except per share amounts)

Sales (including sales to affiliates of $5,924, $4,130, and $14,637, respectively)	$113,241	$86,370	$114,404
Cost of goods sold	60,391	46,376	55,384

Gross margin	52,850	39,994	59,020
Selling, general and administrative expenses	36,218	35,291	39,547
Research and development expenses	24,321	22,078	22,458
Gain on sale of facility	—	7,015	—

Operating loss	(7,689)	(10,360)	(2,985)
Interest income	1,132	735	310
Gain on marketable securities	—	5,808	1,972
Impairment of investment	(500)	—	—
Other income, net	94	115	115

Loss before income taxes	(6,963)	(3,702)	(588)
Income tax expense	50	50	50

Loss before equity in (losses) earnings of affiliates	(7,013)	(3,752)	(638)
Equity in (losses) earnings of affiliates	(274)	450	779

Net (loss) income	$(7,287)	$(3,302)	$141

(Loss) income per share
Basic	$(0.24)	$(0.11)	$0.00
Diluted	$(0.24)	$(0.11)	$0.00
Weighted average common shares	30,042	29,928	29,792
Weighted average common and potential common shares	30,042	29,928	30,315

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 26,	August 27,
	2006	2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$15,672	$11,352
Restricted cash	144	282
Marketable securities	11,100	20,245
Trade accounts receivable, less allowance for doubtful accounts of $520 and $922, respectively	22,304	21,393
Trade accounts receivable from affiliate	528	3,504
Inventories	35,682	24,717
Prepaid expenses and other current assets	7,874	6,924

Total current assets	93,304	88,417

Property, plant and equipment, net	20,395	21,556
Investment in affiliate	7,632	8,484
Intangible assets, net	1,246	1,784
Deposits and other assets	1,160	1,698

Total assets	$123,737	$121,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$8,803	$5,203
Accrued expenses	11,405	11,160
Customer deposits	5,408	1,220
Deferred profit	3,758	3,980
Deferred profit with affiliate	391	1,240

Total current liabilities	29,765	22,803
Commitments and contingencies (Notes 3 and 18)
Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized; none issued and outstanding	—	—
Series A Junior Participating Preferred stock, no par value; 300 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 30,309 and 29,874 shares, respectively	225,169	223,675
Accumulated deficit	(132,052)	(124,765)
Accumulated other comprehensive (loss) income	(218)	226
Other stockholders’ equity	1,073	—

Total stockholders’ equity	93,972	99,136

Total liabilities and stockholders’ equity	$123,737	$121,939

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE (LOSS) INCOME
Years ended August 26, 2006, August 27, 2005 and August 28, 2004

				Accumulated
	Common Stock			Other	Other
	Number of		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Deficit	(Loss) Income	Equity	Total
	(In thousands)

Balance August 30, 2003	29,655	$224,717	$(121,604)	$5,887	$—	$109,000
Stock issuance	287	1,361	—	—-	—	1,361
Comprehensive (loss) income:
Change in unrealized holding gains on investments	—	—	—	(984)	—	(984)
Cumulative translation adjustment	—	—	—	854	—	854
Net income	—	—	141	—	—	141

Total comprehensive income	—	—	—	—	—	11

Balance August 28, 2004	29,942	226,078	(121,463)	5,757	—	110,372
Stock issuance	182	628	—	—	—	628
Retirement of stock	(250)	(3,031)	—	—	—	(3,031)
Comprehensive (loss) income:
Change in unrealized holding gains on investments	—	—	—	(5,243)	—	(5,243)
Cumulative translation adjustment	—	—	—	(288)	—	(288)
Net loss	—	—	(3,302)	—	—	(3,302)

Total comprehensive loss	—	—	—	—	—	(8,833)

Balance August 27, 2005	29,874	223,675	(124,765)	226	—	99,136
Stock issuance	435	1,494	—	—	—	1,494
Comprehensive (loss) income:
Cumulative translation adjustment	—	—	—	(444)	—	(444)
Net loss	—	—	(7,287)	—	—	(7,287)

Total comprehensive loss	—	—	—	—	—	(7,731)
Stock compensation expense	—	—	—	—	1,073	1,073

Balance August 26, 2006	30,309	$225,169	$(132,052)	$(218)	$1,073	$93,972

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended August 26, 2006, August 27, 2005 and August 28, 2004

	2006	2005	2004
	(In thousands)

Operating Activities
Net (loss) income	$(7,287)	$(3,302)	$141
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock compensation expense	1,139	—	—
Impairment of investment	500	—	—
Gain on marketable securities	—	(5,808)	(1,972)
Gain on sale of facility	—	(7,015)	—
Depreciation	3,389	3,630	5,654
Amortization	538	783	2,266
Equity in losses (earnings) of affiliates	274	(450)	(779)
(Gain) loss on disposal of equipment	—	(1)	17
Changes in operating assets and liabilities:
Restricted cash	138	5,755	(2,688)
Trade accounts receivable	2,065	(2,625)	(4,694)
Inventories	(10,965)	2,662	(7,917)
Prepaid expenses and other current assets	(950)	(1,356)	(723)
Trade accounts payable	3,600	(4,267)	5,249
Accrued expenses	179	(7,867)	962
Customer deposits	4,188	965	255
Deferred profit	(1,071)	1,613	(1,428)

Net cash used in operating activities	(4,263)	(17,283)	(5,657)
Investing Activities
Capital expenditures	(2,228)	(1,755)	(1,723)
Purchase of marketable securities	(292,250)	(440,774)	(311,218)
Sale of marketable securities	301,395	439,709	318,548
Dividend from affiliate	208	—	—
Proceeds on marketable securities distribution	—	7,212	—
Investment in affiliate	—	(490)	—
Investment in license fee	—	(510)	—
Decrease (increase) in deposits and other assets	38	(46)	596
Proceeds from sale of property, plant and equipment	—	14,405	—

Net cash provided by investing activities	7,163	17,751	6,203
Financing Activities
Net proceeds from issuance of common stock	1,494	628	1,361

Net cash provided by financing activities	1,494	628	1,361
Effect of exchange rate on cash	(74)	(88)	196

Increase in cash and cash equivalents	4,320	1,008	2,103
Cash and cash equivalents at beginning of year	11,352	10,344	8,241

Cash and cash equivalents at end of year	$15,672	$11,352	$10,344

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended August 26, 2006, August 27, 2005 and August 28, 2004

(1) Description of Business and Summary of Significant Accounting Policies

Description of Business

FSI International, Inc. (“the Company”) is a global supplier of surface conditioning equipment (process equipment used to etch and clean organic and inorganic materials from the surface of a silicon wafer) and technology and support services for microelectronics manufacturing. The Company’s broad portfolio of batch and single-wafer cleaning products includes process technologies for immersion (a method used to clean silicon wafers by immersing the wafer in multiple tanks filled with process chemicals), spray (sprays chemical mixtures, water and nitrogen in a variety of sequences on to the microelectronic substrate), vapor (utilizes gas phase chemistries to selectively remove sacrificial surface films) and CryoKinetic (a momentum transfer process used to remove non-chemically bonded particles from the surface of a microelectronic device). The Company’s support services programs provide product and process enhancements to extend the life of installed FSI equipment.

The Company announced the winding down of its Microlithography business in March 2003 and transitioned the Microlithography (uses light to transfer a circuit pattern unto a wafer) business to a POLARIS® Systems and Services (“PSS”) organization to focus on supporting the more than 300 installed POLARIS® Systems, including refurbishments, upgrades, training and spares.

The Company’s customers include microelectronics manufacturers located throughout North America, Europe, Japan and the Asia Pacific region.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FSI International, Inc. and its wholly owned subsidiaries, FSI International Asia, Ltd., FSI International Semiconductor Equipment Pte. Ltd., FSI International (France) SARL, FSI International (Germany) GmbH, FSI International (Italy) S.r.l., FSI International (Holding) B.V., FSI International Netherlands B.V., FSI International (UK) Limited, FSI International (Shanghai) Co., Ltd., FSI International (Korea) Co., Ltd., FSI International Israel, Ltd., SCD Mountain View, Inc., Semiconductor Systems, Inc., and its branch office, FSI Malaysia SDN GHD. All significant intercompany balances and transactions have been eliminated in consolidation. During fiscal 2005, the Company closed FSI International, Ltd., a foreign sales corporation (FSC). During fiscal 2004, the Company closed the Shanghai Representative Office of FSI International, Inc. and the Tianjin Representative Office of FSI International, Inc.

The Company’s fiscal year ends on the last Saturday in August and is comprised of 52 or 53 weeks. Fiscal 2006, 2005 and 2004 consisted of 52-week periods.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. If the Company’s equipment sales involve sales to its existing customers who have previously accepted the same type(s) of equipment with the same type(s) of specifications, the Company accounts for the product sale as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. The Company recognizes the equipment revenue upon shipment and transfer of title. The other elements may include installation, service contracts and training. Equipment installation revenue is valued based on estimated service person hours to complete installation and published or quoted service labor rates and is recognized when the labor has been completed and the

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment has been accepted by the customer. Training revenue is valued based on published training class prices and is recognized when the customers complete the training classes or when a customer-specific training period has expired. The published or quoted service labor rates and training class prices are rates actually charged and billed to the Company’s customers.

All other product sales with customer specific acceptance provisions are recognized upon customer acceptance. Revenue related to spare parts sales is recognized upon shipment or delivery based on the INCO terms. Revenue related to maintenance and service contracts are recognized ratably over the duration of the contracts.

Other Comprehensive (Loss) Income

Other comprehensive (loss) income pertains to revenues, expenses, gains, and losses that are not included in net (loss) income, but rather are recorded directly in stockholders’ equity. For fiscal 2006, 2005 and 2004, other comprehensive (loss) income consisted of foreign currency translation adjustments and unrealized holding gains on investments.

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

On August 16, 2004, Metron Technology entered into a Stock and Asset Purchase Agreement (“Purchase Agreement”) with Applied Materials, Inc. (“Applied”). On December 14, 2004, Applied, pursuant to the Purchase Agreement, acquired the worldwide operating subsidiaries and business of Metron Technology. Applied paid $84.6 million in cash to Metron Technology upon closing on December 14, 2004. In connection with the consummation of the asset sale to Applied, Metron Technology changed its name to Nortem N.V. (“Nortem”) and began a liquidation process. Nortem was delisted from the Nasdaq National Market on April 15, 2005 and began trading over-the-counter. Shareholders of Nortem received two liquidating distributions. The initial distribution was made on March 14, 2005 at $3.75 per share. The Company received $5.6 million and recorded a gain of $4.2 million in the third quarter of fiscal 2005. In June 2005, the Company received the final distribution from Nortem, net of certain Dutch withholding taxes. A portion of the final distribution was deemed a dividend, and that portion was subject to withholding tax. The net distribution was approximately $1.02 per share. The Company recorded a gain of $1.6 million in the fourth quarter of fiscal 2005 related to this final distribution.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A rollforward of the allowance for doubtful accounts for the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004 is as follows (in thousands):

	Balance at				Balance
	Beginning				at End
	of Year	Recoveries	Additions	Deletions	of Year

Fiscal year ended August 26, 2006
Allowance for doubtful accounts (Deducted from accounts receivable)	$922	$(336)	$(29)	$(37)	$520
Fiscal year ended August 27, 2005
Allowance for doubtful accounts (Deducted from accounts receivable)	$1,286	$—	$(265)	$(99)	$922
Fiscal year ended August 28, 2004
Allowance for doubtful accounts (Deducted from accounts receivable)	$1,235	$—	$235	$(184)	$1,286

During fiscal 2006, we collected $336,000 of receivables that had previously been written down to zero, resulting in a credit to selling, general and administrative expenses.

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

Property, Plant and Equipment

Building and related costs are carried at cost and depreciated on a straight-line basis over a 5 to 30-year period. Leasehold improvements are carried at cost and depreciated over a three- to five-year period or the term of the underlying lease, whichever is shorter. All other property, plant and equipment assets are carried at cost and depreciated on a straight-line method over their estimated economic lives. Principal economic lives for these assets are one to seven years. Software developed for internal use is depreciated over three to five years beginning when the system is placed in service. Maintenance and repairs are expensed as incurred; significant renewals and improvements are capitalized.

Intangible Assets

The Company amortizes intangible assets on a straight-line basis over their estimated economic lives which range from two to nine years.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The Company routinely considers whether indicators of impairment of its property and equipment assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the asset in question is less than the carrying value of the asset. If less, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. Fair value is determined by discounted estimated future cash flows, appraisals or other methods deemed appropriate. If the asset determined to be impaired is to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset is less than the asset’s carrying value. Net intangible assets and long-lived assets amounted to $22.8 million as of August 26, 2006.

Investment in Affiliate

The Company’s investment in affiliated companies consists of a 49% interest in m•FSI LTD. This investment is accounted for by the equity method utilizing a two-month lag due to the affiliate’s year end.

The Company defers recognition of the revenue and cost of goods sold on sales to m•FSI LTD which remain in m•FSI LTD’s inventory based on the Company’s ownership percentage of m•FSI LTD.

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

The Company’s effective income tax rate is based on income, statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it operates. The Company has established valuation allowances against a portion of the U.S. and non-U.S. net operating losses to reflect the uncertainty of its ability to fully utilize these benefits given the limited carryforward periods permitted by the various jurisdictions. The evaluation of the realizability of the Company’s net operating losses requires the use of considerable management judgment to estimate the future taxable income for the various jurisdictions, for which the ultimate amounts and timing of such estimates may differ. The valuation allowance can also be impacted by changes in the tax regulations.

Significant judgment is required in determining our contingent tax liabilities. The Company has established contingent tax liabilities using management’s best judgment and adjust these liabilities as warranted by changing facts and circumstances. A change in our tax liabilities in any given period could have a significant impact on the Company’s results of operations and cash flows for that period.*

Product Warranty

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty provisions, claims and changes in estimates for the fiscal years ended August 26, 2006, August 27, 2005, and August 28, 2004 were as follows (in thousands):

	August 26,	August 27,	August 29,
	2006	2005	2004

Beginning balance	$4,117	$4,575	$5,201
Warranty provisions	1,947	1,210	1,318
Warranty claims	(2,265)	(1,702)	(1,734)
Changes in estimates	165	34	(210)

Ending Balance	$3,964	$4,117	$4,575

Foreign Currency Translation

For each of our foreign operating subsidiaries the functional currency is generally its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using month-end exchange rates, and revenue and expenses are translated into U.S. dollars using average exchange rates. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive (loss) income in stockholders’ equity.

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Foreign currency transaction gains (losses) are included in other income, net.

(Loss) Income Per Common Share

Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted (loss) income per common share is computed using the treasury stock method to compute the weighted average number of common stock outstanding assuming the conversion of potential dilutive common shares. Diluted loss per common share for fiscal years 2006 and 2005 does not include the effect of potential dilutive common shares as their inclusion would be antidilutive. The number of potential dilutive common shares excluded from the computation of diluted loss per share was 3,699,000 for fiscal 2006 and 4,001,000 for fiscal 2005. The number of potential dilutive common shares included in the computation of diluted income per share was 523,000 for fiscal 2004. Options to purchase 3,244,000 shares of common stock were outstanding in fiscal 2004 but were not included in the computation of diluted income per common share because the exercise price of the options exceeds the average market price and would have been antidilutive.

Derivative Instruments and Hedging Activities

The Company does not use derivative financial instruments for trading or speculative purposes. The Company did not engage in any hedging activities during fiscal 2006, 2005, or 2004.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Plans

On March 25, 2005, the Compensation Committee of the Board of Directors of the Company approved the accelerated vesting of all unvested options that had an exercise price of $4.06 or greater held by current employees as of March 25, 2005. The accelerated vesting affected options with respect to approximately 857,000 shares of the Company’s common stock. The acceleration of options in the third quarter of fiscal 2005 resulted in higher pro forma stock-based employee compensation expense in fiscal 2005 than there would have been had the Company not accelerated the options. The Company accelerated the vesting of the identified stock options in fiscal 2005 because it resulted in lower compensation charges in future periods under SFAS No. 123R.

On August 28, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective method. As a result, for fiscal 2006, the Company’s results of operations reflect compensation expense for new stock options granted and vested under its stock incentive plan and employees stock purchase plan during fiscal 2006 and the unvested portion of previous stock option grants which vested during fiscal 2006.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs.” This statement requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current period charges. In addition, this statement requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred beginning in the Company’s first quarter of fiscal 2006. The implementation of this statement did not have an impact on the Company’s results of operation or financial condition.

In December 2004, the FASB issues SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance, SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, and the Company adopted this standard August 28, 2005 using the modified prospective method. Beginning in fiscal 2006, the Company’s results of operations reflected compensation expense for new stock options granted under our stock incentive plan, and for the unvested portion of previous stock options granted. The Company recorded $1.1 million of stock-based compensation expense in fiscal 2006.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for the Company beginning in fiscal year 2008. The Company is still evaluating the impact that the adoption of this pronouncement will have on its financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) , “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying the financial statement misstatements. SAB No. 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB No. 108 is effective as of the end of fiscal year 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of August 27, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. We are currently evaluating the impact SAB No. 108 will have on our Consolidated Financial Statements.

Reclassifications

Certain fiscal 2005 and 2004 amounts have been reclassified to conform to the current year presentation.

(2) Sale of Allen Facility

In the second quarter of fiscal 2003, when the Company decided to exit the resist processing market, an impairment charge of $7.0 million was recorded against property, plant and equipment. This write-down included a $5.0 million impairment charge for the Microlithography business facility in Allen, Texas. As part of the Company’s analysis, management had a competitive market overview performed and reviewed office buildings currently on the market and available for lease or sale. The impairment charge was based upon the Company’s estimate of fair value of the facility. In estimating the fair value of the facility, the Company assumed the building would be marketed as office space and that the special-purpose space, such as the clean rooms and laboratories, would be converted to office space. This assumption was made based upon the low demand in the area for clean room facilities and considered the electronics industry downturn that occurred in 2001 and 2002. The Company did not expect that it would find a buyer that would utilize the special purpose space.

During the second quarter of fiscal 2003, the Company also recorded an impairment charge of $2.0 million on the Microlithography business equipment based upon management’s review of its business equipment and its estimated fair value.

After two years of marketing the building, in February 2005 the Company sold its 162,000 square foot Allen, Texas facility, together with the majority of the business equipment for its special-purpose clean room facility space, to an electronics industry buyer and received approximately $14.4 million in net cash proceeds from the sale. The sale price was in excess of the value the Company had assumed for office space use. The building and property, plant and equipment sold had a financial statement carrying value of approximately $7.5 million as of the closing date of the sale. The Company retained ownership of approximately four acres of land adjacent to the site. The Company recorded a gain of $7.0 million on the sale.

Concurrent with the sale, the Company entered into a sublease of approximately 45,000 square feet of space in the facility for the Company’s POLARIS® system and service operations. As the present value of the leaseback rentals was less than 10% of the fair value of the facility, it was considered minor, and the entire gain of approximately $7.0 million was recognized upon the close of the sale. The sublease expires on August 31, 2007; however, the Company is currently negotiating to extend the term.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The carrying value of the Company’s financial instruments reflected on the balance sheet, including cash, cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, approximate fair value at August 26, 2006, due to their short maturities.

As of August 26, 2006 and August 27, 2005, all marketable securities were classified as available-for-sale. The carrying amount of marketable securities was $11,100,000 as of August 26, 2006 and $20,245,000 as of August 27, 2005.

Gross unrealized holding gains were immaterial as of August 26, 2006 and August 27, 2005. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available to meet the Company’s current cash requirements.

(4) Related Party Transactions and Lease Commitments

Related Party Transactions

The Company sold approximately $5,924,000 in fiscal 2006 and $4,130,000 in fiscal 2005 of its products in the aggregate to m•FSI LTD. The Company sold approximately $14,637,000 in fiscal 2004 of its products in the aggregate to m•FSI LTD and Metron Technology. Trade accounts receivable from affiliates was $528,000 at August 26, 2006 and $3,504,000 at August 27, 2005 and deferred profit with m•FSI LTD was $391,000 at August 26, 2006 and $1,240,000 at August 27, 2005.

As of August 26, 2006 and August 27, 2005, the Company did not have any outstanding loans with m•FSI LTD.

Lease Commitments

The Company has operating lease agreements for equipment and manufacturing and office facilities. The future net minimum lease payments for all leases with noncancellable lease terms in excess of one year at August 26, 2006 are as follows (in thousands):

Fiscal Year Ending August:
2007	$1,247
2008	728
2009	324
2010	72
2011	7

Total minimum lease payments	$2,378

Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended
	August 26,	August 27,	August 28,
	2006	2005	2004

Rent expense for operating leases	$1,735	$1,552	$1,557

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to year-end, the Company entered into a capital lease with minimum lease payment of $648,000 in fiscal 2007, $648,000 in fiscal 2008 and $647,000 in fiscal 2009.

(5) Inventories

Inventories are summarized as follows (in thousands):

	August 26,	August 27,
	2006	2005

Finished goods	$4,756	$2,329
Work in process	17,435	9,971
Subassemblies	2,911	1,146
Raw materials and purchased parts	10,580	11,271

	$35,682	$24,717

(6) Property, Plant and Equipment

The components of property, plant and equipment are as follows (in thousands):

	August 26,	August 27,
	2006	2005

Land	$224	$224
Building and leasehold improvements	32,749	32,725
Office furniture and equipment	4,477	4,539
Computer hardware and software	19,850	19,299
Manufacturing equipment	1,969	1,959
Lab equipment	17,303	16,774
Tooling	515	492
Capital programs in progress	233	1,714

	77,320	77,726
Less accumulated depreciation and amortization	(56,925)	(56,170)

	$20,395	$21,556

(7) Intangible Assets

The Company amortizes intangible assets on a straight-line basis over their estimated economic lives which range from two to nine years. The estimated aggregate amortization of intangible assets for the next four years is $537,000 in fiscal 2007, $538,000 in fiscal 2008, $163,000 in fiscal 2009 and $8,000 in fiscal 2010.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has no intangible assets with indefinite useful lives. Intangible assets as of August 26, 2006 and August 27, 2005 consist of the following (in thousands):

	As of August 26, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$9,150	$9,150	$—
Patents	4,285	3,353	932
License fees	1,010	696	314
Other	420	420	—

	$14,865	$13,619	$1,246

	As of August 27, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$9,150	$9,150	$—
Patents	4,285	2,918	1,367
License fees	1,010	593	417
Other	420	420	—

	$14,865	$13,081	$1,784

(8) Investments in Affiliate

The Company owns a 49% equity interest in m•FSI LTD, a Japanese joint venture company formed in 1991 with MBK Project Holdings LTD. (formerly Mitsui & Co., Ltd.) and its wholly-owned subsidiary, Chlorine Engineers Corp., Ltd. (collectively, “Mitsui”). Mitsui owns a 51% equity interest in m•FSI LTD. In connection with its formation, the Company and Mitsui granted m•FSI certain product and technology licenses and product distribution rights. m•FSI also distributes products of other manufacturers and its own internally developed products. In September 2004, m•FSI LTD granted the Company exclusive rights to distribute certain products outside of Japan and an exclusive license covering the patents and related technology with regard to certain products for use outside of Japan.

A summary of assets, liabilities and results of operations for m•FSI LTD, is as follows (in thousands):

	June 30,
	2006	2005

Current assets	$27,764	$20,095
Noncurrent assets	14,844	16,915
Current liabilities	22,732	14,791
Noncurrent liabilities	4,305	6,070
Total stockholders’ equity	15,571	16,149

	Fiscal Year Ended June 30,
	2006	2005	2004

Sales	$34,484	$46,117	$43,892
Net (loss) income	(360)	1,186	1,325

At the completion of the transition with Metron Technology, the Company’s ownership interest in Metron Technology was reduced from approximately 21% to approximately 17%. Due to the utilization of a

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three-month lag, the Company continued to account for its investment in Metron Technology by the equity method through the third quarter of fiscal 2003. In the fourth quarter of fiscal 2003, the Company began to account for its investment in Metron Technology as a marketable equity security available-for-sale and carried the investment at fair market value based on the closing price of Metron Technology’s stock as reported on the Nasdaq Global Marketsm. The Company recorded the change in the fair market value in other comprehensive (loss) income. During fiscal 2005, the worldwide operating subsidiaries and business of Metron Technology were purchased by Applied Materials, Inc.

(9) Accrued Expenses

Accrued expenses are summarized as follows (in thousands):

	August 26,	August 27,
	2006	2005

Commissions	$179	$243
Salaries and benefits	3,667	2,707
Product warranty	3,964	4,117
Professional fees	489	719
Patent litigation	—	750
Income taxes	1,260	1,264
Other	1,846	1,360

	$11,405	$11,160

(10) Deferred Profit

Deferred profit as of the end of the fiscal year consists of (in thousands):

	August 26,	August 27,
	2006	2005

Deferred revenue	$5,163	$8,764
Deferred cost of goods sold	(1,014)	(3,544)

Deferred profit	$4,149	$5,220

(11) Income Taxes

Loss before income taxes was derived from the following sources (in thousands):

	Fiscal Year Ended
	August 26,	August 27,	August 28,
	2006	2005	2004

Domestic	$(3,521)	$(108)	$2,994
Foreign	(3,442)	(3,594)	(3,582)

	$(6,963)	$(3,702)	$(588)

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense is summarized as follows (in thousands):

	Fiscal Year Ended
	August 26,	August 27,	August 28,
	2006	2005	2004

Current:
Federal	$—	$—	$—
Foreign	—	—	—
State	50	50	50

	50	50	50

Deferred:
Federal	—	—	—
Foreign	—	—	—
State	—	—	—

	$50	$50	$50

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 26, 2006 and August 27, 2005 are as follows (in thousands):

	August 26,	August 27,
	2006	2005

Deferred tax assets:
Inventory	$6,085	$6,279
Deferred profit	604	1,332
Accounts receivable	198	350
Property, plant and equipment, net	109	77
Research and development credit carryforwards	2,450	2,370
Net operating loss carryforwards	61,200	58,207
Accruals	2,114	2,296

Total gross deferred tax assets	72,760	70,911
Deferred tax liabilities:
Intangibles	354	520
Other, net	156	155
Investment in foreign affiliate	2,043	2,099

Total gross deferred tax liabilities	2,553	2,774
Less valuation allowance	(70,207)	(68,137)

Net deferred tax assets	$—	$—

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective income tax expense differs from the expected statutory federal income tax as follows (in thousands):

	Fiscal Year Ended
	August 26,	August 27,	August 29,
	2006	2005	2004

Expected federal income tax benefit	$(2,437)	$(1,296)	$(206)
State income tax benefit before valuation allowance	(185)	(106)	(15)
Research activities credit	(50)	—	(100)
Valuation allowance change	2,261	1,384	312
Other items, net	461	68	59

	$50	$50	$50

The Company recorded a tax liability of $50,000 for each of fiscal 2006, 2005 and 2004, which is the result of state taxes.

The Company has net operating loss carryforwards for federal purposes of approximately $153.0 million at August 26, 2006, which will begin to expire in fiscal 2011 through fiscal 2027 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year. The Company has net operating loss carryforwards for state purposes of approximately $68.6 million which will expire at various times, beginning with fiscal year 2007, if not utilized.

The Company maintains a valuation allowance to fully reserve against its net deferred tax assets due to uncertainty over the ability to realize these assets. The change in the valuation allowance during the fiscal year 2006 was $2.1 million. Included in the August 26, 2006 valuation allowance balance of $70.2 million is $3.6 million, which will be recorded as a credit to paid-in capital, if it is determined in the future that this portion of the valuation allowance is no longer required. Additionally, $0.9 million of the valuation allowance is attributable to net deferred tax assets the Company obtained through its acquisition of YieldUP; if it is determined in the future that this portion of the valuation allowance is no longer required, the offset will be recorded as a reduction of other intangible assets.

(12) Retirement Plans

The Company has an Employee 401(k) Retirement Plan, which allows for discretionary profit sharing contributions, covering eligible employees. Contributions under the plans are determined by means of a formula or at the discretion of the Board of Directors. Beginning in January 2005, the Company contributed 3% of employee salaries to the 401(k). The Company contributed approximately $869,000 in fiscal 2006 and $517,000 in fiscal 2005. There were no contributions by the Company in fiscal 2004.

In addition, the Company has statutory pension plans in Europe and Asia.

(13) Stock Options

The Company’s 1997 Omnibus Stock Plan (the Plan), which was approved by the Company’s stockholders, authorizes stock-based awards (“Awards”) to purchase up to 5,100,000 shares of the Company’s common stock. In addition, the Company has awards outstanding under inactive plans. Under the Plan, the Plan Committee has the power to make Awards, to determine when and to whom Awards will be granted, the form of each Award, the amount of each Award, and any other terms or conditions of each Award consistent with the Plan. Awards generally vest over a three year period and expire in ten years.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 28, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective method. As a result, for the year ended August 26, 2006, the Company’s results of operations reflected compensation expense for new stock options granted and vested under its stock incentive plan and employees stock purchase plan during fiscal 2006 and the unvested portion of previous stock option grants which vested during fiscal 2006. Amounts recognized in the statement of operations for fiscal 2006 related to stock-based compensation are as follows (in thousands, except for per share data):

Year Ended
August 26, 2006

Total cost of stock-based compensation	$1,139
Amount capitalized in inventory and property and equipment	—

Amounts charged against loss before income taxes	1,139
Amount of income tax benefit recognized in earnings	—

Amount charged against net loss	$1,139

Impact on net loss per common share:
Basic	$(0.04)
Diluted	(0.04)

Stock-based compensation expense was reflected in the statement of operations for fiscal 2006 as follows (in thousands):

Year Ended
August 26, 2006

Cost of goods sold	$54
Selling, general and administrative	743
Research and development	342

Amount charged against net loss	$1,139

Prior to the first quarter of fiscal 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net loss and net loss per share would have been adjusted to the following pro forma amounts (in thousands, except for per share data):

	2005	2004

Net (loss) income, as reported	$(3,302)	$141
Add: Stock-based employee compensation expense recognized in statements of operations	—	—
Less: Stock-based employee compensation expense determined under fair value based method	(3,979)	(4,408)

Pro forma net loss	$(7,281)	$(4,267)

Net (loss) income per common share:
Basic — as reported	$(0.11)	$0.00
Basic — pro forma	$(0.24)	$(0.14)
Diluted — as reported	$(0.11)	$0.00
Diluted — pro forma	$(0.24)	$(0.14)

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of an option. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted under the Company’s option plan and Employees Stock Purchase Plan (“ESPP”) during fiscal 2006, 2005 and 2004 using the Black-Scholes option-pricing model:

	Options			ESPP
Fiscal Year	2006	2005	2004	2006	2005	2004

Annualized dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	68.5%	70.5%	72.2%	68.2%	69.8%	71.8%
Risk free interest rate	4.5%	3.8%	3.3%	4.8%	3.3%	1.7%
Expected life (in years)	5.6	5.3	5.1	0.5	0.5	0.5

A summary of the option activity for fiscal 2006 is as follows (in thousands, except price per share and contractual term):

		Weighted-Average	Weighted-Average	Aggregate
		Exercise Price	Remaining	Intrinsic
	Number of Shares	per Share	Contractual Term	Value

Outstanding at August 27, 2005	4,001	$7.34
Options granted	186	4.91
Options forfeited	(28)	3.48
Options expired	(199)	9.29
Options exercised	(261)	3.32

Outstanding at August 26, 2006	3,699	$7.42	5.7	—

Exercisable at August 26, 2006	3,396	$7.69	5.4	—

There was no aggregate intrinsic value for options outstanding or exercisable at August 26, 2006 as the average price of the Company’s stock for fiscal 2006 was less than the average exercise price of options outstanding or exercisable.

The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in fiscal 2006 was $2.94 per share, for options granted in fiscal 2005 was $2.41 per share and for options granted in fiscal 2004 was $4.53 per share. The total intrinsic value of options exercised was $628,000 during fiscal 2006, $21,000 in fiscal 2005 and $396,000 in fiscal 2004.

A summary of the status of unvested option shares as of August 26, 2006 is as follows (in thousands, except fair value amounts):

		Weighted-average
	Number of	Grant-Date
	Shares	Fair Value

Unvested at August 27, 2005	531	$3.43
Options granted	186	4.91
Options forfeited	(28)	3.48
Options vested	(386)	3.37

Unvested at August 26, 2006	303	$4.41

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of August 26, 2006, there was $805,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.0 year. The total fair value of option shares vested was $1,139,000 during fiscal 2006, $3,979,000 during fiscal 2005 and $4,408,000 during fiscal 2004.

The activity under stock option plans of the Company is as follows (in thousands, except per share amounts):

	Number of Shares		Weighted Average
	Available		Exercise Price
	for Grant	Outstanding	per Share

Activity Description
August 31, 2003	510	3,695	$8.12
Additional shares authorized for 1997 Omnibus Stock Option Plan	300	—	—
Granted	(669)	669	7.65
Exercised	—	(148)	5.23
Canceled	429	(449)	9.92

August 28, 2004	570	3,767	7.93
Additional shares authorized for 1997 Omnibus Stock Option Plan	300	—	—
Granted	(549)	549	4.09
Exercised	—	(26)	3.14
Canceled	229	(289)	9.55

August 27, 2005	550	4,001	7.34
Granted	(186)	186	4.91
Exercised	—	(261)	3.32
Canceled	220	(227)	8.58

August 26, 2006	584	3,699	$7.42

The following table summarizes information with respect to options outstanding and exercisable at August 26, 2006 (number of options outstanding and exercisable in thousands):

Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average		Average
Exercise	of Options	Contractual	Exercise		Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$ 2.33 - $ 5.00	1,167	7.5	$3.61	976	$3.54
$ 5.01 - $ 8.50	1,249	6.0	7.43	1,137	7.66
$ 8.51 - $12.00	1,089	4.0	10.35	1,089	10.35
$12.01 - $15.50	171	3.1	13.46	171	13.46
$15.51 - $17.38	23	2.5	16.93	23	16.93

$ 2.33 - $17.38	3,699	5.7	$7.42	3,396	$7.69

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were 3,470,000 currently exercisable options at a weighted-average exercise price of $7.94 at August 27, 2005, and 2,426,000 currently exercisable options at a weighted-average exercise price of $9.12 at August 28, 2004.

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

Shares were issued on the following dates for the following prices (in thousands except per share amounts):

		Price per
Date	Shares	Share

December 31, 2003	89	$3.15
June 30, 2004	49	6.18
December 31, 2004	64	3.97
June 30, 2005	93	3.17
December 31, 2005	88	3.29
June 30, 2006	85	3.91

At August 26, 2006, there were 299,682 shares reserved for future employee purchases of stock under the ESPP.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

International sales were approximately 62% of total sales in fiscal year 2006, approximately 64% of total sales in fiscal year 2005, and approximately 47% of total sales in fiscal 2004. The basis for determining sales by geographic region is the location that the product is shipped. Included in these percentages and the table below are sales to related parties (see Note 4). Sales by geographic area are summarized as follows (in thousands):

	Fiscal Year Ended
	August 26,	August 27,	August 28,
	2006	2005	2004

Asia	$36,660	$24,366	$26,391
Europe	33,704	30,723	27,835
Other	9	40	57

Total International	70,373	55,129	54,283
Domestic	42,868	31,241	60,121

	$113,241	$86,370	$114,404

In fiscal 2006, the United Kingdom accounted for 11% of our total sales and South Korea accounted for 11% of our total sales. In fiscal 2005, South Korea accounted for 12% of our total sales and Germany accounted for 11% of our total sales. There was no individual foreign country that represented more than 10% of sales in fiscal 2004.

Long-lived Assets

The Company does not have significant long-lived assets in foreign countries.

Customer Information

The following summarizes significant customers comprising 10% or more of the Company’s trade accounts receivable as of August 26, 2006 and August 27, 2005 and 10% or more of sales for fiscal 2006, 2005 and 2004, which includes sales through affiliates to end-users:

	% of Trade Accounts
	Receivable as of		% of Sales for the Fiscal Year Ended
	August 26,	August 27,	August 26,	August 27,	August 28,
	2006	2005	2006	2005	2004

Customer A	*	19%	13%	14%	16%
Customer B	17%	*	14%	*	*
Customer C	*	*	11%	11%	*
Customer D	*	14%	*	*	*
Customer E	*	10%	*	*	*
Customer F	12%	*	*	*	*
Customer G	*	*	11%	*	*

*	Trade accounts receivable from or sales to respective customer were less than 10% as of the end of or during the fiscal year.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16) License Agreements

The Company, in the ordinary course of business, enters into various licensing agreements. These agreements generally provide for technology transfers between the Company and the licensors in exchange for minimum royalty payments and/or a fixed royalty to the licensors. The total accrued royalty license fees included in accrued expenses were $225,000 at August 26, 2006 and $249,000 at August 27, 2005. These agreements can generally be terminated by the Company with appropriate notice to the licensors.

(17) Supplementary Cash Flow Information

The following summarizes supplementary cash flow items (in thousands):

	Fiscal Year Ended
	August 26,	August 27,	August 28,
	2006	2005	2004

Income taxes paid, net	$54	$62	$44

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

letter of credit in the amount of $5.2 million with a surety company. This letter of credit was collateralized with restricted cash of the same amount. The appellate court upheld the original judgment.

The total judgment against SSI together with post judgment interest and attorneys’ fees as of February 26, 2005 aggregated approximately $7.9 million. As a result, the Company recorded a $0.3 million charge in the second quarter of fiscal 2005. The Company had recorded a total of $3.3 million of charges to operations during fiscal 2002 and fiscal 2004 associated with this litigation. During the third quarter of fiscal 2005, the Company retired the 250,000 shares held in the escrow account created at the time of the Company’s acquisition of SSI to cover such claims. As the SSI merger was a pooling of interests, the Company decreased its stockholder’s equity by an amount equal to $3.0 million. On March 28, 2005, the Company tendered funds totaling approximately $7.9 million to the Hsus via a cashier’s check which the Company believes was the full judgment amount plus all applicable interest. This included $1.6 million of cash provided by the individual defendants. Subsequently, instead of depositing the cashier’s check, the Hsus filed a motion with the court to enforce the judgment against the appeal bond and the Company and the individual defendants filed a motion to release the bond. The Hsus cashed the cashiers check in July 2005. In August 2005, the court ruled in the Company’s favor and an acknowledgement of full satisfaction of the judgment was filed with the courts by the Hsus’ attorneys. The bond was released in August 2005.

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

On January 3, 2001, Mattson Technology, Inc. (“Mattson”) completed the merger of the semiconductor equipment division of Steag Electronic Systems AG and CFM and established its wet products division. With the merger completed, Mattson assumed responsibility for the two suits CFM filed against YieldUP. On March 17, 2003, SCP Global Technologies (“SCP”) acquired the wet products division of Mattson, including CFM, and assumed responsibility for the two lawsuits.

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

As a result, the Company recorded $3.4 million in selling, general and administrative expenses in its second quarter of fiscal 2004. The Company had previously recorded a $0.6 million charge to operations associated with this litigation. The Company made all payments totaling $4.0 million as of August 26, 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FSI International, Inc.:

We have audited the accompanying consolidated balance sheets of FSI International, Inc. and subsidiaries as of August 26, 2006 and August 27, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended August 26, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSI International, Inc. and subsidiaries as of August 26, 2006 and August 27, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended August 26, 2006, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share Based Payment, on August 28, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FSI International, Inc.’s internal control over financial reporting as of August 26, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 2, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Minneapolis, Minnesota
November 2, 2006

Data for the fiscal quarters of our last two fiscal years is as follows:

Quarterly Data

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(a), (b)	(a), (b), (c), (d)	(a), (b), (e), (f)	(a), (b) (d), (e), (f)
	(In thousands, except per share data)
	(Unaudited)

2006
Sales	$18,623	$22,287	$31,957	$40,373
Gross margin	9,912	12,086	13,048	17,804
Operating (loss) income	(4,427)	(3,653)	(2,560)	2,951
Net (loss) income	(4,296)	(3,722)	(2,433)	3,164
Diluted net (loss) income per common share	$(0.14)	$(0.12)	$(0.08)	$0.10
2005
Sales	$19,445	$24,153	$19,069	$23,702
Gross margin	10,408	10,745	7,976	10,864
Operating (loss) income	(3,480)	3,417	(6,702)	(3,596)
Net (loss) income	(3,276)	3,911	(2,043)	(1,895)
Diluted net (loss) income per common share	$(0.11)	$0.13	$(0.07)	$(0.06)

(a)	During fiscal 2006, the Company recorded stock-based compensation expense as follows:

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	2006

Cost of sales	$10	$11	$11	$22	$54
Selling, general and administrative expenses	206	151	193	193	743
Research and development expenses	68	77	79	118	342

Total	$284	$239	$283	$333	$1,139

(b)	During fiscal 2006 and 2005, the Company had sales of PSS product inventory with an original cost that had previously been written down to zero as follows:

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2006	$784	$813	$410	$136	$2,143
Fiscal 2005	—	—	$442	$77	$519

(c)	During the second quarter of fiscal 2006, the Company recorded a $0.5 million impairment of an investment.

(d)	During the second quarter of fiscal 2005, the Company recorded a gain of $7.0 million in operations on the sale of the Allen, Texas facility.

(e)	During the third quarter of fiscal 2005, the Company recorded a gain of $4.2 million on a distribution from Nortem. During the fourth quarter of fiscal 2005, the Company recorded a gain of $1.6 million on a distribution from Nortem. (See Note 1 of the Notes to the Consolidated Financial Statements.)

(f)	Service revenue of $33,000, $270,000 and $976,000 and associated cost of goods sold of $9,000, $75,000 and $270,000 should have been recorded in the first, second and third quarters of fiscal 2006, respectively. The Company recorded the amounts as an out-of-period adjustment in the fourth quarter of fiscal 2006. The Company recorded $1.2 million related to service revenue and $0.3 million of associated cost of goods sold which had a $0.9 million, or $0.03 per share, impact on fourth quarter profit. The entry had no impact on the full year fiscal 2006 financial results.

The Company’s fiscal quarters are generally 13 weeks, all ending on a Saturday. The fiscal year ends on the last Saturday in August and consists of 52 or 53 weeks.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act of 1934 (the “Exchange Act”). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chairman and Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of August 26, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment using the criteria set forth by COSO in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of August 26, 2006.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

There was no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm Regarding Internal Control Over Financial Reporting

The Board of Directors and Stockholders
FSI International, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that FSI International, Inc. and subsidiaries maintained effective internal control over financial reporting as of August 26, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FSI International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that FSI International, Inc. maintained effective internal control over financial reporting as of August 26, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, FSI International, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 26, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FSI International, Inc. and subsidiaries as of August 26, 2006 and August 27, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended August 26, 2006, and our report dated November 2, 2006 expressed an unqualified opinion on those consolidated financial statements. As disclosed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share Based Payment, on August 28, 2005.

/s/  KPMG LLP

Minneapolis, Minnesota
November 2, 2006

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference to our definitive proxy statement for the annual meeting of shareholders to be held on January 17, 2007 and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after August 26, 2006.

Except for those portions specifically incorporated in this report by reference to our proxy statement for the annual meeting of shareholders to be held on January 17, 2007, no other portions of the proxy statement are deemed to be filed as part of this Report on Form 10-K.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our directors and our board committees required by this item is incorporated by reference to the information under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934” in our proxy statement for the annual meeting of shareholders to be held on January 17, 2007. For information concerning executive officers, see Item 4A of this Form 10-K Report.

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

The information required by this item is incorporated by reference to the information under the captions “Executive Compensation” and “Compensation of Directors” in our proxy statement for the annual meeting of shareholders to be held on January 17, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our proxy statement for the annual meeting of shareholders to be held on January 17, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the caption “Interests of Management and Others in Certain Transactions” in our proxy statement for the annual meeting of shareholders to be held on January 17, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the captions “Independent Auditors’ Fees” and “Auditor Independence” in our proxy statement for the annual meeting of shareholders to be held on January 17, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page Number
		in This Report

(a)(1)	Index to Financial Statements
	Consolidated Statements of Operations — Years ended August 26, 2006, August 27, 2005, and August 28, 2004	33
	Consolidated Balance Sheets — August 26, 2006 and August 27, 2005	34
	Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income — Years ended August 26, 2006, August 27, 2005, and August 28, 2004	35
	Consolidated Statements of Cash Flows — Years ended August 26, 2006, August 27, 2005, and August 28, 2004	36
	Notes to Consolidated Financial Statements	37
	Report of Independent Registered Public Accounting Firm	57
	Quarterly financial data for fiscal 2006 and 2005 (unaudited)	58
(a)(2)	Financial Statement Schedule
	All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation.(10)
2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc.(1)
2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc.(11)
3.1	Restated Articles of Incorporation of the Company.(2)
3.2	Restated and Amended By-Laws.(19)
3.5	Articles of Amendment of Restated Articles of Incorporation.(12)
3.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Shares.(8)
4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent.(8)
4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent.(9)

4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent.(14)
4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May 22, 1997, as amended on March 26, 1998 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights Agent.(20)
4.5	Form of Purchase Agreement, dated April 4, 2002.(21)
4.6	Schedule of Purchasers which have executed the Form of Purchase Agreement, dated April 4, 2002.(22)
10.1	FSI International, Inc. 1997 Omnibus Stock Plan (as amended and restated April 2001).(17)
10.2	Form of Incentive Stock Option Agreement for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(25)
10.3	Form of Incentive Stock Option Agreement for Outside Directors for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(25)
10.9	Amended and Restated Employees Stock Purchase Plan.(17)
10.10	Shareholders Agreement among FSI International, Inc. and Mitsui & Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August 14, 1991.(3)
10.11	FSI Exclusive Distributorship Agreement dated as of August 14, 1991 between FSI International, Inc. and mufti LTD(3)
10.12	FSI Licensing Agreement dated as of August 14, 1991, between FSI International, Inc. and m•FSI LTD(3)
10.13	Amendment to FSI/Metron Technology Distribution Agreement dated July 31, 1999.(12)
10.15	License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(4)
10.16	Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(4)
10.17	Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated.(5)
10.18	Amended and Restated Directors’ Nonstatutory Stock Option Plan.(6)
10.19	Management Agreement between FSI International, Inc. and Donald S. Mitchell, effective as of January 2, 2001. (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.) (16)#
10.20	FSI International, Inc. 1994 Omnibus Stock Plan.(7)
10.26	Summary of Employment Arrangement between the Company and Don Mitchell dated December 12, 1999. (15)#
10.30	Employment Agreement entered into as of December 12, 1999 by and between FSI International, Inc. and Donald S. Mitchell. (13)#
10.31	Agreement made and entered into as of March 4, 2001 by and between FSI International, Inc. and Benno G. Sand. (18)#
10.32	Metron Technology Transition Agreement dated October 9, 2003 by and between FSI International, Inc. and Metron Technology B.V., portion of which have been omitted pursuant to a request for confidential treatment. These portions are identified by [***]. (23).
10.33	First Amendment to the Metron Technology Transition Agreement dated February 5, 2003. (24)
10.34	Second Amendment to the Metron Technology Transition Agreement dated February 28, 2003. (24)
10.35	FSI/Metron Technology Distribution Agreement dated February 28, 2003 by and between FSI International, Inc. and Metron Technology, N.V. (24)
10.36	Amendment to Article 7. Warranty of Exclusive Distribution Agreement Between FSI International and m•FSI LTD effective 16 April, 1999. (26)

10.37	Amendment to FSI Exclusive Distributorship Agreement made as of July 31, 1999 among FSI International, Inc., m•FSI LTD and BOC Edwards. (26)
10.38	Amendment to Shareholders Agreement dated June 5, 1991 among FSI International, Inc. and Mitsui & Co., LTD and Chlorine Engineers Corp., LTD and MBK Project Holdings LTD dated as of September 17, 2004. (26)
10.39	Amendment to FSI Exclusive Distributorship Agreement dated August 14, 1991 between FSI International, Inc. and m•FSI LTD dated as of November 14, 2003. (26)
21.0	Subsidiaries of the Company. (filed herewith)
23.0	Consent of KPMG LLP, independent registered public accounting firm. (filed herewith)
24.0	Powers of Attorney from the Directors of FSI International, Inc. (filed herewith)
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

#	Identified exhibit is a management contract, compensation plan or arrangement.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 8-A, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(13)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(14)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.

(15)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(16)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 24, 2001, SEC File No. 0-17276 and incorporated by reference.

(17)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8, filed by the Company on March 28, 2003, SEC File No. 333-104088 and incorporated by reference.

(18)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 2002, SEC File No. 0-17276 and incorporated by reference.

(19)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(20)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A2, filed by the Company on April 9, 2002, SEC File No. 0-17276, and incorporated by reference.

(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on April 5, 2002, SEC File No. 0-17276, and incorporated by reference.

(22)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 dated April 12, 2002, SEC File No. 333-86148, and incorporated by reference.

(23)	Filed as an Exhibit to the Company’s Report on Form 10-Q/A for the quarter ended November 30, 2002, SEC File No. 0-17276 and incorporated by reference.

(24)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended March 1, 2003, SEC File No. 0-17276 and incorporated by reference.

(25)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on October 20, 2004, SEC File No. 0-17276 and incorporated by reference.

(26)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 2004, SEC File No. 0-17276 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC.

By:	/s/ Donald S. Mitchell
Donald S. Mitchell,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2006

By:	/s/ Patricia M. Hollister
Patricia M. Hollister,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, constituting a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated.

James A. Bernards, Director*
Terrence W. Glarner, Director*
Willem D. Maris, Director*
Donald S. Mitchell, Director*
David V. Smith, Director*

*By:	/s/ Patricia M. Hollister
Patricia M. Hollister,
Attorney-in-fact

Dated: November 8, 2006

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing

2.1	Agreement and Plan of Reorganization, dated as of January 21,	Incorporated by reference
1999 among FSI International, Inc., BMI International, Inc. and
YieldUP International Corporation.(10)
2.2	Agreement and Plan of Reorganization by and Among FSI	Incorporated by reference
International, Inc., Spectre Acquisition Corp., and Semiconductor
Systems, Inc.(1)
2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI	Incorporated by reference
International, Inc. and The BOC Group, Inc.(11)
3.1	Restated Articles of Incorporation of the Company.(2)	Incorporated by reference
3.2	Restated and Amended By-Laws.(19)	Incorporated by reference
3.5	Articles of Amendment of Restated Articles of Incorporation.(12)	Incorporated by reference
3.6	Certificate of Designation, Preferences and rights of Series A	Incorporated by reference
Junior Participating Preferred Shares.(8)
4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI	Incorporated by reference
International, Inc. and Harris Trust and Savings Bank, National
Association, as Rights Agent.(8)
4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22,	Incorporated by reference
1997 by and between FSI International, Inc. and Harris Trust and
Saving Bank, National Association as Rights Agent.(9)
4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22,	Incorporated by reference
1997, as amended March 26, 1998 by and between FSI International,
Inc. and Harris Trust and Savings Bank as Rights Agent.(14)
4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May	Incorporated by reference
22, 1997, as amended on March 26, 1998 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights
Agent.(20)
4.5	Form of Purchase Agreement, dated April 4, 2002.(21)	Incorporated by reference
4.6	Schedule of Purchasers which have executed the Form of Purchase	Incorporated by reference
Agreement, dated April 4, 2002.(22)
10.1	FSI International, Inc. 1997 Omnibus Stock Plan (as amended	Incorporated by reference
and restated April 2001).(17)
10.2	Form of Incentive Stock Option Agreement for the FSI	Incorporated by reference
International, Inc. 1997 Omnibus Stock Plan, as amended.(25)
10.3	Form of Incentive Stock Option Agreement for Outside Directors	Incorporated by reference
for the FSI International, Inc. 1997 Omnibus Stock Plan, as
amended.(25)
10.9	Amended and Restated Employees Stock Purchase Plan.(17)	Incorporated by reference
10.10	Shareholders Agreement among FSI International, Inc. and Mitsui &	Incorporated by reference
Co., Ltd. and Chlorine Engineers Corp. Ltd. dated as of August
14, 1991.(3)
10.11	FSI Exclusive Distributorship Agreement dated as of August 14,	Incorporated by reference
1991 between FSI International, Inc. and m•FSI, LTD(3)

Exhibit	Description	Method of Filing

10.12	FSI Licensing Agreement dated as of August 14, 1991, between	Incorporated by reference
FSI International, Inc. and m•FSI, LTD(3)
10.13	Amendment to FSI/Metron Technology Distribution Agreement dated	Incorporated by reference
July 31, 1999.(12)
10.15	License Agreement, dated October 15, 1991, between the Company	Incorporated by reference
and Texas Instruments Incorporated.(4)
10.16	Amendment No. 1, dated April 10, 1992, to the License Agreement,	Incorporated by reference
dated October 15, 1991, between the Company and Texas Instruments
Incorporated.(4)
10.17	Amendment effective October 1, 1993 to the License Agreement,	Incorporated by reference
dated October 15, 1991 between the Company and Texas Instruments
Incorporated.(5)
10.18	Amended and Restated Directors’ Nonstatutory Stock Option Plan.(6)	Incorporated by reference
10.19	Management Agreement between FSI International, Inc. and Donald	Incorporated by reference
S. Mitchell, effective as of January 2, 2001. (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.) (16)#
10.20	FSI International, Inc. 1994 Omnibus Stock Plan.(7)	Incorporated by reference
10.26	Summary of Employment Arrangement between the Company and	Incorporated by reference
Don Mitchell dated December 12, 1999. (15)#
10.30	Employment Agreement entered into as of December 12, 1999 by	Incorporated by reference
and between FSI International, Inc. and Donald S. Mitchell.(13)#
10.31	Agreement made and entered into as of March 4, 2001 by and between	Incorporated by reference
FSI International, Inc. and Benno G. Sand. (18)#
10.32	Metron Technology Transition Agreement dated October 9, 2002 by	Incorporated by reference
and between FSI International, Inc. and Metron Technology, B.V., portions of which have been omitted pursuant to a request for confidential treatment. These portions are identified by [***] (23)
10.33	First Amendment to the Transition Agreement dated February 5,	Incorporated by reference
2003.(24)
10.34	Second Amendment to the Transition Agreement dated February 28,	Incorporated by reference
2003.(24)
10.35	FSI/Metron Technology Distribution Agreement dated February 28,	Incorporated by reference
2003 by and between FSI International, Inc. and Metron Technology,
N.V.(24)
10.36	Amendment to Article 7. Warranty of Exclusive Distribution	Incorporated by reference
Agreement Between FSI International and m•FSI LTD effective 16
April, 1999. (26)
10.37	Amendment to FSI Exclusive Distributorship Agreement made as of	Incorporated by reference
July 31, 1999 among FSI International, Inc., m•FSI LTD and BOC
Edwards. (26)

Exhibit	Description	Method of Filing

10.38	Amendment to Shareholders Agreement dated June 5, 1991 among FSI	Incorporated by reference
International, Inc. and Mitsui & Co., LTD and Chlorine Engineers
Corp., LTD and MBK Project Holdings LTD dated as of September 17,
2004. (26)
10.39	Amendment to FSI Exclusive Distributorship Agreement dated August	Incorporated by reference
14, 1991 between FSI International, Inc. and m•FSI LTD dated as of
November 14, 2003. (26)
21.0	Subsidiaries of the Company	Filed herewith
23.0	Consent of KPMG LLP, independent registered public accounting firm	Filed herewith
24.0	Powers of Attorney from the Directors of FSI International, Inc.	Filed herewith
31.1	Certification by Principal Executive Officer Pursuant to Section	Filed herewith
302 of the Sarbanes-Oxley Act
31.2	Certification by Principal Financial and Accounting Officer	Field herewith
Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C	Filed herewith
Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

#	Identified exhibit is a management contract, compensation plan or arrangement.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 1991, as amended by Form 8 dated January 7, 1992, SEC File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 8-A, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, SEC File No. 0-17276 and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(13)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(14)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.

(15)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(16)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 24, 2001, SEC File No. 0-17276 and incorporated by reference.

(17)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8, filed by the Company on March 28, 2003, SEC File No. 333-104088 and incorporated by reference.

(18)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 2002, SEC File No. 0-17276 and incorporated by reference.

(19)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(20)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A2, filed by the Company on April 9, 2002, SEC File No. 0-17276, and incorporated by reference.

(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on April 5, 2002, SEC File No. 0-17276, and incorporated by reference.

(22)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 dated April 12, 2002, SEC File No. 333-86148, and incorporated by reference.

(23)	Filed as an Exhibit to the Company’s Report on Form 10-Q/A for the quarter ended November 30, 2002, SEC File No. 0-17276 and incorporated by reference.

(24)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended March 1, 2003, SEC File No. 0-17276 and incorporated by reference.

(25)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on October 20, 2004, SEC File No. 0-17276 and incorporated by reference.

(26)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 2004, SEC File No. 0-17276 and incorporated by reference.