Form 10-Q
period 2006-11-25
FSI INTERNATIONAL INC
filed 2007-01-04
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 25, 2006
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
☑ YES     ☐ NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
☐ YES     ☑ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Common Stock, no par value — 30,350,000 shares outstanding as of December 29, 2006

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I. ITEM 1. FINANCIAL STATEMENTS
FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
NOVEMBER 25, 2006 AND AUGUST 26, 2006
(unaudited)
(in thousands)
ASSETS

	November 25,	August 26,
	2006	2006

Current assets:
Cash and cash equivalents	$13,890	$15,672
Restricted cash	148	144
Marketable securities	10,300	11,100
Trade accounts receivable, net of allowance for doubtful accounts of $482 and $520, respectively	26,565	22,645
Trade accounts receivable from affiliate	2,675	528
Inventories	36,708	35,682
Prepaid expenses and other current assets	12,140	11,340

Total current assets	102,426	97,111

Property, plant and equipment, at cost	78,603	77,320
Less accumulated depreciation and amortization	(57,035)	(56,925)

	21,568	20,395

Restricted cash	500	—
Investment in affiliate	7,705	7,632
Intangible assets, net of accumulated amortization of $13,752 and $13,619, respectively	1,112	1,246
Other assets	1,160	1,160

Total assets	$134,471	$127,544

(continued)
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
NOVEMBER 25, 2006 AND AUGUST 26, 2006
(continued)
(unaudited)
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	November 25,	August 26,
	2006	2006

Current liabilities:
Trade accounts payable	$12,779	$8,803
Accrued expenses	15,194	15,212
Current portion of capital lease obligations	523	—
Customer deposits	2,569	5,408
Deferred profit	4,963	3,758
Deferred profit with affiliate	1,437	391

Total current liabilities	37,465	33,572

Capital lease obligations	1,041	—

Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized; none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 30,346 and 30,309 shares, respectively	225,302	225,169
Accumulated deficit	(130,164)	(132,052)
Accumulated other comprehensive loss	(359)	(218)
Other stockholders’ equity	1,186	1,073

Total stockholders’ equity	95,965	93,972

Total liabilities and stockholders’ equity	$134,471	$127,544

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED NOVEMBER 25, 2006 AND NOVEMBER 26, 2005
(unaudited)
(in thousands, except per share amounts)

	November 25,	November 26,
	2006	2005

Sales (including sales to affiliate of $685 and $2,401, respectively)	$37,707	$18,623
Cost of goods sold	21,513	8,711

Gross margin	16,194	9,912

Selling, general and administrative expenses	8,725	8,464
Research and development expenses	5,998	5,875

Operating income (loss)	1,471	(4,427)

Interest expense	(52)	(5)
Interest income	252	296
Other income, net	99	62

Income (loss) before income taxes	1,770	(4,074)

Income taxes	42	13

Income (loss) before equity in earnings (losses) of affiliate	1,728	(4,087)

Equity in earnings (losses) of affiliate	160	(209)

Net income (loss)	$1,888	$(4,296)

Net income (loss) per common share:
Basic	$0.06	$(0.14)
Diluted	$0.06	$(0.14)

Weighted average common shares	30,323	29,881

Weighted average common and potential common shares	30,717	29,881
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED NOVEMBER 25, 2006 AND NOVEMBER 26, 2005
(unaudited)
(in thousands)

	November 25,	November 26,
	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$1,888	$(4,296)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock compensation expense	214	284
Depreciation	842	813
Amortization	134	134
Equity in (earnings) losses of affiliate	(160)	209
Changes in operating assets and liabilities:
Restricted cash	(4)	142
Accounts receivable	(6,066)	395
Inventories	(1,026)	75
Prepaid expenses and other current assets	(801)	(924)
Trade accounts payable	3,976	413
Accrued expenses	(129)	(54)
Customer deposits	(2,840)	(549)
Deferred profit	2,251	472

Net cash used in operating activities	(1,721)	(2,886)

INVESTING ACTIVITIES:
Capital expenditures	(331)	(486)
Purchase of marketable securities	(33,100)	(118,550)
Sale of marketable securities	33,900	114,445
Proceeds on sale of fixed asset	17	—
Dividend from affiliate	—	208

Net cash provided (used in) investing activities	486	(4,383)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	131	58
Principal payments on capital lease	(123)	—
Increase in restricted cash	(500)	—

Net cash (used in) provided by financing activities	(492)	58

Effect of exchange rate on cash	(55)	(132)

Decrease in cash and cash equivalents	(1,782)	(7,343)
Cash and cash equivalents at beginning of period	15,672	11,352

Cash and cash equivalents at end of period	$13,890	$4,009

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Description of Business and Summary of Significant Accounting Policies
     Description of Business
     FSI International, Inc. (“the Company”) is a global supplier of surface conditioning equipment (process equipment that is used to wet-etch and remove contaminates from the surfaces of microelectronic substrates and devices), and technology and support services for microelectronics manufacturing. The Company’s broad portfolio of batch and single-wafer cleaning products includes process technologies for immersion (a method used to clean substrates and devices by immersing them in multiple tanks filled with process chemicals), spray (sprays chemical mixtures, water and nitrogen in a variety of sequences on to the substrates and devices), vapor (utilizes gas phase chemistries to selectively remove sacrificial surface films) and CryoKinetic (a momentum transfer process used to remove non-chemically bonded particles from the surface of substrates and devices). The Company’s support services programs provide product and process enhancements to extend the life of installed FSI equipment.
     The Company announced the winding down of its Microlithography business in March 2003 and transitioned the Microlithography (uses light to transfer a circuit pattern onto microelectronic substrates and devices) business to a POLARIS® Systems and Services (“PSS”) organization to focus on supporting the more than 300 installed POLARIS® Systems, including refurbishments, upgrades, training and spares.
     The Company’s customers include microelectronics manufacturers located throughout North America, Europe, Japan and the Asia-Pacific region.
     Condensed Consolidated Financial Statements
     The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments, except as disclosed in the notes) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2006, previously filed with the Securities and Exchange Commission.
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
     New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for the Company beginning in fiscal year 2008. The Company is still evaluating the impact that the adoption of this pronouncement will have on its consolidated financial statements.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying the financial statement misstatements. SAB No. 108 requires that the Company quantify misstatements based on their impact on each of the Company’s financial statements and related disclosures. SAB No. 108 is effective as of the end of fiscal year 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of August 27, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company is still evaluating the impact SAB No. 108 will have on its consolidated financial statements and anticipates adopting SAB No. 108 in the fourth quarter of fiscal 2007.
     In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. This statement applies only to fair-value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair-value measures in financial statements. The provisions under SFAS No. 157 are effective for the Company beginning in the first quarter of fiscal 2008. The Company is still evaluating the impact the adoption of this pronouncement will have on its consolidated financial statements.
     Reclassifications
     Certain first quarter of fiscal 2006 and fourth quarter of fiscal 2006 amounts have been reclassified to conform to the current year presentation.
(2) Inventories
     Inventories are summarized as follows (in thousands):

	November 25,	August 26,
	2006	2006

Finished products	$3,939	$4,756
Work-in-process	16,283	17,435
Subassemblies	4,023	2,911
Raw materials and purchased parts	12,463	10,580

	$36,708	$35,682

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(3) Accrued Expenses
     Accrued expenses are summarized as follows (in thousands):

	November 25,	August 26,
	2006	2006

Commissions	$182	$179
Salaries and benefits	3,456	3,667
Product warranty	4,009	3,964
Professional fees	399	489
Income taxes	1,298	1,260
VAT	3,880	3,807
Other	1,970	1,846

	$15,194	$15,212

(4) Supplementary Cash Flow Information
     The following summarizes supplementary cash flow items (in thousands):

	Quarters Ended
	November 25,	November 26,
	2006	2005
Income taxes paid	$41	$—
Interest paid	52	5
Assets acquired by a capital lease	1,687	—
(5) Comprehensive Income (Loss)
     Other comprehensive income (loss) pertains to revenues, expenses, gains and losses that are not included in the net loss but rather are recorded directly in stockholders’ equity. For the quarters ended November 25, 2006 and November 26, 2005, other comprehensive income (loss) consisted of the foreign currency translation adjustment and amounted to (in thousands):

	Quarters Ended
	November 25,	November 26,
	2006	2005
Net income (loss)	$1,888	($4,296)
Items of other comprehensive income (loss):
Foreign currency translation	(142)	(287)

Comprehensive income (loss)	$1,746	($4,583)

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(6) Stock-Based Compensation
     Stock-based compensation expense for new stock options granted or vested under the Company’s stock incentive plan and employee stock purchase plan was reflected in the statement of operations for the first quarter of each of fiscal 2007 and 2006 as follows (in thousands):

	Quarters Ended
	November 25,	November 26,
	2006	2005
Cost of goods sold	$15	$10
Selling, general and administrative	131	206
Research and development	68	68

	$214	$284

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it expect to pay dividends in the foreseeable future. There were no options granted during the first quarter of fiscal 2007. The following assumptions were used to estimate the fair value of options granted during the first quarter of fiscal 2006 using the Black-Scholes option-pricing model:

Quarter ended
November 26, 2005
Volatility	69.3%
Risk-free interest rates	4.2%
Expected option life	5.6
Stock dividend yield	—
     A summary of our option activity for the first quarter of fiscal 2007 is as follows (in thousands, except price per share and contractual term):

		Weighted-average	Weighted-average
		Exercise Price Per	Remaining	Aggregate Intrinsic
	Number of Shares	Share	Contractual Term	Value
Outstanding as of August 26, 2006	3,699	$7.42
Options granted	—	—
Options forfeited	3	3.73
Options expired	71	11.17
Options exercised	37	3.56

Outstanding as of November 25, 2006	3,588	$7.39	5.6	—

Exercisable as of November 25, 2006	3,318	$7.63	5.4	—

     There was no aggregate intrinsic value for options outstanding or exercisable as of November 25, 2006 as the average price of our stock for the first quarter of fiscal 2007 was less than the average exercise price of options outstanding or exercisable.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The weighted average grant date fair value based on the Black-Scholes option pricing model for options granted in the first quarter of fiscal 2006 was $2.46 per share. The total intrinsic value of options exercised during the first quarter of fiscal 2007 was $89,600 and during the first quarter of fiscal 2006 was $17,300.
     A summary of the status of our unvested option shares as of November 25, 2006 is as follows (in thousands except fair value amounts):

	Number of	Weighted-average
	Shares	Grant-Date Fair Value
Unvested at August 26, 2006	303	$4.41
Options granted	—	—
Options forfeited	3	3.73
Options vested	30	4.25

Unvested at November 25, 2006	270	$4.43

     As of November 25, 2006, there was $592,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of option shares vested during the first quarter of fiscal 2007 was $214,000 and during the first quarter of fiscal 2006 was $284,000.
(7) Capital Lease
     The Company entered into a capital lease to finance lab equipment during the first quarter of fiscal 2007. The future minimum lease payments as of November 25, 2006 are as follows (in thousands):

Last nine months of fiscal 2007	$485
Fiscal 2008	648
Fiscal 2009	648

1,781
Less imputed interest	(217)

Total capital lease obligation	$1,564

(8) Contingencies
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
     Recently, the Company determined that certain of its replacement valves, pumps and heaters could fall within the scope of United States export licensing regulations to products that could be used in connection with chemical weapons processes. The Company determined that these regulations require it to obtain licenses to ship some of its replacement spare parts, spare parts kits and assemblies to customers in certain controlled countries as defined in the export licensing regulations.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The applicable export licensing regulations frequently change. Moreover, the types and categories of products that are subject to export licensing are often described in the regulations in general terms and could be subject to differing interpretations.
     The Company recently made a voluntary disclosure to the United States Department of Commerce to clarify its licensing practices and to review its practices with respect to prior sales of certain replacement valves, pumps and heaters to customers in several controlled countries as defined in the licensing regulations.
     The United States Department of Commerce could assess penalties for any past violation of export control regulations. The potential penalties are dependent upon the number of shipments in violation of the export control regulations. The penalties can range from zero to $50,000 per violation. Management believes that the resolution of this matter will not have a material adverse impact to the Company’s consolidated financial condition.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information in this report, except for the historical information, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include, but are not limited to, expected orders, expected revenues, expected financial results, expected cash usage and other expected financial performance for the second quarter of fiscal 2007; industry conditions; order delays or cancellations; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the level of new orders; the timing and success of current and future product and process development programs; the success of our affiliated distributor in Japan; the success of our direct distribution organization; legal proceedings; and the potential impairment of long-lived assets; as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors included in this report. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.
     This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and footnotes thereto appearing elsewhere in this report.
Industry
     Calendar 2006 semiconductor demand is forecasted by Gartner Group, a leading research organization, to increase 11 percent from the calendar 2005 level of $235 billion.* Gartner Group, is forecasting that demand for semiconductors will increase approximately 9 percent to $283 billion in calendar 2007 from the forecasted $259 billion level in calendar 2006.* The anticipated 11 percent 2006 increase in device demand is being driven by increased demand for memory, micro component and ASSPs (Application-Specific Standard Product).* Gartner Group anticipates that demand for NOR (a type of flash memory chip with capabilities for applications in which programs run directly from memory) and NAND (a type of flash memory chip used for high density storage applications) flash and micro components will drive the 2007 year-over-year increase, partially related to the new Microsoft Vista release which is expected to result in increased memory content in personal computers.*
     Total capital equipment spending in calendar 2006 is expected to increase approximately 25 percent to $42 billion as compared to $34 billion in 2005, as reported by Gartner Group.* In general, industry analysts have a mixed view on calendar 2007 forecasted capital equipment spending with a range from a 10 percent decline to a modest increase.* However, Gartner Group is currently forecasting a return to double digit growth in calendar 2008.*
Overview
     In the first quarter of fiscal 2007, we made progress on our core initiatives to gain Tool of Record and/or Process of Record status for one or more of our flagship products with the top semiconductor manufacturers when ranked by total calendar year capital spending. We received an initial product acceptance and multi-unit follow on orders from several of our strategic customers during the first quarter.

     From a development perspective, we are making good progress toward enhancing the throughput capacity of our MAGELLAN immersion platform. We expect to be capable of more than doubling our throughput level by the middle of calendar 2007, depending upon the tool configuration.* This should position the MAGELLAN product for additional opportunities with logic suppliers and make us a competitive alternative for memory producers.* The process performance of this platform remains its primary selling point today. However, we must lower the manufacturing cost of this product in order to meet our long-term gross profit margin contribution goal.
     It is anticipated that a significant portion of our expected revenue growth in fiscal 2007 will come from repeat and new customer orders for the ZETA system running the ViPR™ application that we introduced in fiscal 2006.* We now have approximately ten tools in production at leading device manufacturers and have received and expect to receive additional follow-on orders.* In addition, we have an extensive list of customers for which we have performed or are planning to perform lab demonstrations. Several of these prospective customers have requested on-site evaluations and we expect several of them to place initial orders in fiscal 2007.*
     We are anticipating an increase in unit sales for our ANTARES platform in fiscal 2007, as compared to the prior year, as device manufacturers are expected to ramp their 65nm production and continue the qualification of products for 45nm applications. During our first quarter of fiscal 2007, we received orders for several ANTARES tools, and we anticipate additional orders and evaluation placements as the fiscal year progresses.*
     To address the future needs of our customers, we plan to continue allocating resources to key product development and application expansion programs at the sub 65nm technology nodes.* For example, we are progressing with the development of a new single wafer wet cleaning product. We are undergoing qualification of this new product with our first beta system under a customer joint development program at a European research facility.
Application of Critical Accounting Policies and Estimates
     In accordance with Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.
     Our critical accounting policies and estimates are as follows:
•	revenue recognition;

•	valuation of long-lived assets;

•	estimation of valuation allowances and accrued liabilities, specifically product warranty, inventory reserves and allowance for doubtful accounts;

•	stock-based compensation; and

•	income taxes.

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
     All other product sales with customer-specific acceptance provisions are recognized upon customer acceptance. Future revenues may be negatively impacted if we are unable to meet customer-specific acceptance criteria. Revenue related to spare part sales is recognized upon shipment or delivery based on the title transfer terms. Revenues related to maintenance and service contracts are recognized ratably over the duration of such contracts.
     The timing and amount of revenue recognized depends on whether revenue is recognized upon shipment versus acceptance. For revenue recognized upon acceptance, it is dependent upon when customer-specific criteria are met.
Valuation of Long-Lived Assets
     We assess the impairment of identifiable long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
     If we determine that the carrying value of long-lived assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $22.7 million as of November 25, 2006 and $21.6 million as of August 26, 2006.
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

     We had sales of POLARIS® Systems and Services (“PSS”) product inventory that had previously been written down to zero with original costs of $87,000 in the first quarter of fiscal 2007 and $784,000 in the first quarter of fiscal 2006. Since we recorded the PSS product inventory reserves as a result of the wind-down of our Microlithography business in the second quarter of fiscal 2003, we have had sales of PSS product inventory that had previously been written down to zero and reductions in inventory buyback requirements of approximately $8.9 million and have disposed of approximately $6.6 million of PSS product inventory. The original cost of PSS product inventory available for sale or to be disposed of as of November 25, 2006 that has been written down to zero was approximately $9.5 million.
Allowance for Doubtful Accounts Estimation
     Management must estimate the uncollectibility of our accounts receivable. The most significant risk is a sudden unexpected deterioration in financial condition of a significant customer who is not considered in the allowance. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Results could be materially impacted if the financial condition of a significant customer deteriorated and related accounts receivable are deemed uncollectible. Accounts receivable are charged off after management determines that they are uncollectible.
Stock-Based Compensation
     We implemented the fair value recognition provisions of SFAS No. 123R effective August 28, 2005 using the modified prospective method. Under this method, we recognize compensation expense for all stock-based awards granted on or after August 28, 2005 and for previously granted awards not yet vested as of August 28, 2005.
     We utilize a Black-Scholes option pricing model to estimate fair value of each award on the date of grant. The Black-Scholes model requires the input of certain assumptions that involve management judgment. Key assumptions that affect the calculation of fair value include the expected life of stock-based awards and our stock price volatility. Additionally, we expense only those shares expected to vest. The assumptions used in calculating the fair value of stock-based awards and the forfeiture rate of such awards reflect management’s best estimates. However, circumstances may change and additional data may become available over time, which could result in changes to these assumptions that materially impact the fair value determination of future awards or their estimated rate of forfeiture. If factors change and we use different assumptions in the application of SFAS 123R in future periods, the compensation expense recorded under SFAS 123R may differ significantly from the expense recorded in the current period.
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

FIRST QUARTER OF FISCAL 2007 COMPARED WITH FIRST QUARTER OF FISCAL 2006
The Company
     The following table sets forth for the fiscal quarter indicated, certain income and expense items as a percent of our total sales.

	Percent of Sales
	November 25,	November 26,
	2006	2005
First quarter ended:
Sales	100.0%	100.0%
Cost of goods sold	57.1	46.8

Gross profit	42.9	53.2
Selling, general and administrative	23.1	45.5
Research and development	15.9	31.5

Operating income (loss)	3.9	(23.8)
Other income, net	0.8	1.9

Income (loss) before income taxes	4.7	(21.9)
Income taxes	0.1	0.1
Equity in earnings (losses) of affiliate	0.4	(1.1)

Net income (loss)	5.0%	(23.1%)

Sales Revenues and Shipments
     Sales revenues increased 102% to $37.7 million for the first quarter of fiscal 2007 as compared to $18.6 million for the first quarter of fiscal 2006. The increase related primarily to improved industry conditions and an increase in the purchases of our products by leading semiconductor manufacturers. International sales were $28.2 million, representing 75% of total sales during the first quarter of fiscal 2007 and $12.7 million, representing 68% of total sales, during the first quarter of fiscal 2006. The increase in the amount of total international sales revenue related primarily to increases in Europe and the Far East.
     Shipments in the first quarter of fiscal 2007 increased to $42.2 million from $22.1 million in the first quarter of fiscal 2006. The increase was primarily in international shipments.
     Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Therefore depending on timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or, due to timing of acceptances, sales revenue may exceed shipments.*
     We currently expect second quarter revenues to be between $32 and $35 million.* In order to achieve this revenue level, we will need to gain acceptance for systems that are now being qualified by customers and obtain several system orders that can be shipped and recognized as revenue in the second quarter.*

Gross Margin
     Our gross profit margin fluctuates due to a number of factors, including the mix of products sold; the geographic mix of products sold; initial product placement discounts; utilization of manufacturing capacity; the sales of PSS product inventory previously written down to zero; and the competitive pricing environment.
     Gross margin as a percentage of sales was 42.9% for the first quarter of fiscal 2007 and 53.2% for the first quarter of fiscal 2006. The decrease in gross margin related to a decrease in the sales of PSS product inventory that had been previously written down to zero from $784,000 in the first quarter of fiscal 2006 to $87,000 in the first quarter of fiscal 2007. The decrease in gross margin is also due to a higher mix of lower margin products.
     Gross profit margins are expected to remain relatively flat at 42% to 44% of revenues for the second quarter of fiscal 2007, primarily due to a product mix shift compared to the first quarter of fiscal 2007 offset by reduced capacity utilization as a result of an anticipated lower shipment level.*
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $8.7 million in the first quarter of fiscal 2007 and $8.5 million in the first quarter of fiscal 2006. The increase related primarily to higher sales revenues.
     Based upon our current operations, we expect selling, general and administrative expenses in the second quarter of fiscal 2007 to be in the range of $8.6 to $8.9 million as we continue to focus on managing costs.*
Research and Development Expenses
     Research and development expenses were $6.0 million for the first quarter of fiscal 2007 and $5.9 million for the first quarter of fiscal 2006. The majority of our research and development investment is focused on expanding the application capabilities of our products, supporting customer evaluations and expanding our product portfolio.
     We expect research and development expenses to range from $5.9 to $6.1 million for the second quarter of fiscal 2007.* This reflects the engineering resources required to support evaluation tool placements and other development initiatives.*
Income Taxes
     We recorded a tax expense of $42,000 in the first quarter of fiscal 2007 and $13,000 in the first quarter of fiscal 2006. The increase in income tax expense related primarily to alternative minimum tax associated with the net income in the first quarter of fiscal 2007.
     Our net deferred tax assets on the balance sheet as of November 25, 2006 have been fully reserved for with a valuation allowance. We do not expect to significantly reduce our valuation allowance until we are consistently profitable on a quarterly basis.*
     We have net operating loss carryforwards for federal income tax purposes of approximately $148.7 million, which will begin to expire in fiscal 2011 through fiscal 2027 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year.

Equity in Earnings (Losses) of Affiliate
     The equity in earnings of affiliate was approximately $160,000 for the first quarter of fiscal 2007, compared to a loss of approximately $209,000 for the first quarter of fiscal 2006. The improvement resulted from improved m•FSI LTD sales.
Net Income (Loss)
     Net income was $1.9 million in the first quarter of fiscal 2007 as compared to a net loss of $4.3 million in the first quarter of fiscal 2006. The improvement was primarily due to increased sales revenue.
     Assuming that we can achieve the expected revenues, gross margin and operating expense levels, we expect to report breakeven to a $1.5 million net loss in the second quarter of fiscal 2007.*
Liquidity and Capital Resources
     Our cash, restricted cash, cash equivalents and marketable securities were approximately $24.8 million as of November 25, 2006, a decrease of $2.1 million from the end of fiscal 2006. The decrease in cash, restricted cash, and cash equivalents was due primarily to $1.7 million of net cash used for operations, $0.3 million of property, plant and equipment acquisitions and $0.1 million of principal payments on the capital lease. The decreases were net of $0.1 million of proceeds from the issuance of common stock.
     Accounts receivable will fluctuate quarter to quarter depending on individual customers’ timing of ship dates, payment terms and cash flow conditions. Accounts receivable increased $6.1 million from the end of fiscal 2006. The increase in trade accounts receivable related to an increase in shipments from $36.4 million in the fourth quarter of fiscal 2006 to $42.2 million in the first quarter of fiscal 2007.
     Inventory was approximately $36.7 million at November 25, 2006 and $35.7 million at the end of fiscal 2006. The increase in inventory related primarily to an increase in raw materials and subassemblies offset by a decrease in work-in-process and finished products inventory, primarily due to shipment schedules. Inventory reserves were $13.9 million at November 25, 2006, and $13.8 million at the end of fiscal 2006.
     Trade accounts payable increased approximately $4.0 million to $12.8 million as of November 25, 2006 as compared to $8.8 million at the end of fiscal 2006. The increase in trade accounts payable related primarily to the timing of inventory receipts and payments to vendors.
     Deferred profit increased approximately $2.3 million to $6.4 million as of November 25, 2006, as compared to $4.1 million at the end of fiscal 2006. The increase in deferred profit related primarily to the increase in shipments in the first quarter of fiscal 2007 as compared to the fourth quarter of fiscal 2006.
     We entered into a capital lease to finance lab equipment during the first quarter of fiscal 2007. The total capital lease obligations as of November 25, 2006 were $1.6 million.
     As of November 25, 2006, our current ratio was 2.7 to 1.0, and working capital was $65.0 million. We did not have any outstanding loans with our affiliate and had no lines of credit or guarantees of affiliate as of November 25, 2006.

     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments due by period
		Less than 1			More than 5
Contractual Obligations:	Total	Year	1-3 years	3-5 years	years
Operating lease obligations	$2,098	$929	$1,078	$91	$—
Capital lease obligations	1,781	648	1,133	—	—
Purchase obligations	9,399	9,399	—	—	—
Royalty obligations	309	309	—	—	—
Other long-term commitments(1)	2,125	125	500	500	1,000

Total	$15,712	$11,410	$2,711	$591	$1,000

(1)	Other long-term commitments represent payments related to minimum royalty payments or discounts granted under a license agreement.
     Capital expenditures were $2.0 million in the first quarter of fiscal 2007, including $1.7 million financed through a capital lease, as compared to $0.5 million in the first quarter of fiscal 2006. We expect capital expenditures to be less than $0.5 million in the second quarter of fiscal 2007.* Depreciation and amortization for the second quarter of fiscal 2007 is expected to be between $1.0 and $1.1 million.*
     At the second quarter expected run rate, we anticipate using between $2.0 and $3.0 million of net cash for operations in the second quarter of fiscal 2007.* We believe that with existing cash, restricted cash, cash equivalents and marketable securities, there will be sufficient funds to meet our currently projected working capital requirements, and to meet our cash requirements through at least fiscal 2007.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies particularly those that are complementary to our surface conditioning business. We may fund such activities with additional equity or debt financing. The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.
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

     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB No. 108 is effective as of the end of fiscal year 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of August 27, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. We are still evaluating the impact SAB No. 108 will have on our consolidated financial statements and anticipate adopting SAB No. 108 in the fourth quarter of fiscal 2007.
     In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. This statement applies only to fair-value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair-value measures in financial statements. The provisions under SFAS No. 157 are effective for us beginning in the first quarter of fiscal 2008. We are still evaluating the impact the adoption of this pronouncement will have on our consolidated financial statements.
ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to an investment in our foreign-based affiliate. As of November 25, 2006, our investment in affiliate included a 49% interest in m•FSI LTD, which operates in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.
     Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region starting in March 2003, we have and will continue to incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* As of November 25, 2006, we had not entered into any hedging activities and our foreign currency transaction gains and losses for the first quarter of fiscal 2007 were insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.
     We do not have significant exposure to changing interest rates as we currently have no material long-term debt. As of November 25, 2006, amortized cost approximated market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $248,000 based on cash, restricted cash, cash equivalents and marketable securities balances as of November 25, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Recently, we determined that certain of our replacement valves, pumps and heaters could fall within the scope of United States export licensing regulations to products that could be used in connection with chemical weapons processes. We determined that these regulations require us to obtain licenses to ship some of our replacement spare parts, spare parts kits and assemblies to customers in certain controlled countries as defined in the export licensing regulations.
     The applicable export licensing regulations frequently change. Moreover, the types and categories of products that are subject to export licensing are often described in the regulations in general terms and could be subject to differing interpretations.
     We recently made a voluntary disclosure to the United States Department of Commerce to clarify our licensing practices and to review our practices with respect to prior sales of certain replacement valves, pumps and heaters to customers in several controlled countries as defined in the licensing regulations.
     The United States Department of Commerce could assess penalties for any past violation of export control regulations. The potential penalties are dependent upon the number of shipments in violation of the export control regulations. The penalties can range from zero to $50,000 per violation. We believe that the resolution of this matter will not have a material adverse impact to our consolidated financial condition.
ITEM 1.A. Risk Factors
     There have not been any material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended August 26, 2006, except as set forth below.
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

     We, along with others in the semiconductor equipment industry, have recently experienced a downturn in orders for new equipment as well as delays in existing orders. We cannot predict the extent and length of the current softening in the industry. In addition:
•	the semiconductor equipment industry may experience other, possibly more severe and prolonged, downturns in the future;

•	any future recovery of the microelectronics industry may not result in an increased demand by semiconductor manufacturers for capital equipment or our products; and

•	the semiconductor equipment industry may not improve in the near future or at all.
Our licensing practices related to international spare parts sales may subject us to fines and could reduce our ability to be competitive in certain countries.
     In addition to offering our customers microelectronics manufacturing equipment, we provide replacement spare parts, spare part kits and assemblies. Recently, we determined that certain of our replacement valves, pumps and heaters could fall within the scope of United States export licensing regulations to products that could be used in connection with chemical weapons processes. We have determined that these regulations require us to obtain licenses to ship some of our replacement spare parts, spare part kits and assemblies to customers in certain controlled countries as defined in the export licensing regulations.
     The applicable export licensing regulations frequently change. Moreover, the types and categories of products that are subject to export licensing are often described in the regulations in general terms and could be subject to differing interpretations.
     We recently made a voluntary disclosure to the United States Department of Commerce to clarify our licensing practices and to review our practices with respect to prior sales of certain replacement valves, pumps and heaters to customers in several controlled countries as defined in the licensing regulations.
     The United States Department of Commerce could assess penalties for any past violation of export control regulations. In addition, we recently filed applications for export licenses in China, Singapore, Malaysia, Israel and Taiwan, and we are in the process of upgrading our processes and procedures in an effort to better manage our compliance with export licensing regulations. Any delay in the issuance of the export licenses could result in lost sales.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
ITEM 3. Defaults upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     None
ITEM 5. Other Information
     None

ITEM 6. Exhibits
     (a) Exhibits

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation (5)

2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)

2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (6)

3.1	Restated Articles of Incorporation of the Company. (2)

3.2	Restated and amended By-Laws. (9)

3.5	Articles of Amendment of Restated Articles of Incorporation (7)

3.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Shares.(3)

4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent (3)

4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent. (4)

4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent. (8)

4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May 22, 1997, as amended on March 26, 1998 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights Agent. (10)

4.5	Fourth Amendment dated January 12, 2005 to Rights Agreement dated May 22, 1997, as amended on March 26, 1998, March 9, 2000 and April 3, 2002 by and between FSI and Harris Trust and Savings Bank, as Rights Agent. (11)

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

31.2	Certification by Principal Finance and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(filed herewith)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 8-A, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A2, filed by the Company on April 9, 2002, SEC File No. 0-17276, and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A3, filed by the Company on January 13, 2005, SEC File No. 0-17276, and incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FSI INTERNATIONAL, INC. [Registrant]
DATE: January 4, 2007
	By:	/s/ Patricia M. Hollister
Patricia M. Hollister,
Chief Financial Officer on behalf of the Registrant and as Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation (5)	Incorporated by reference.

2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)	Incorporated by reference.

2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (6)	Incorporated by reference.

3.1	Restated Articles of Incorporation of the Company. (2)	Incorporated by reference.

3.2	Restated and amended By-Laws. (9)	Incorporated by reference.

3.5	Articles of Amendment of Restated Articles of Incorporation (7)	Incorporated by reference.

3.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Shares.(3)	Incorporated by reference.

4.1	Form of Rights Agreement dated as of May 22, 1997 between FSI International, Inc. and Harris Trust and Savings Bank, National Association, as Rights Agent (3)	Incorporated by reference.

4.2	Amendment dated March 26, 1998 to Rights Agreement dated May 22, 1997 by and between FSI International, Inc. and Harris Trust and Saving Bank, National Association as Rights Agent. (4)	Incorporated by reference.

4.3	Amendment dated March 9, 2000 to Rights Agreement dated May 22, 1997, as amended March 26, 1998 by and between FSI International, Inc. and Harris Trust and Savings Bank as Rights Agent. (8)	Incorporated by reference.

4.4	Third Amendment dated April 3, 2002 to Rights Agreement dated May 22, 1997, as amended on March 26, 1998 and March 9, 2000 by and between FSI and Harris Trust and Savings Bank, as Rights Agent. (10)	Incorporated by reference.

4.5	Fourth Amendment dated January 12, 2005 to Rights Agreement dated May 22, 1997, as amended on March 26, 1998, March 9, 2000 and April 3, 2002 by and between FSI and Harris Trust and Savings Bank, as Rights Agent. (11)	Incorporated by reference.

31.1	Certification by Principal Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 8-A, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 8-A/A-1, filed by the Company on April 16, 1998, Sec File No. 0-17276 and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 27, 2000, SEC File No. 0-17276 and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A2, filed by the Company on April 9, 2002, SEC File No. 0-17276, and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A3, filed by the Company on January 13, 2005, SEC File No. 0-17276, and incorporated by reference.