Form 10-Q
period 2007-02-24
FSI INTERNATIONAL INC
filed 2007-03-29
CIK 841692

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 24, 2007
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
Common Stock, No Par Value — 30,425,000 shares outstanding as of March 27, 2007.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I.
Item 1. FINANCIAL STATEMENTS
FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
FEBRUARY 24, 2007 AND AUGUST 26, 2006
ASSETS
(unaudited)
(in thousands)

	February 24,	August 26,
	2007	2006
Current assets:
Cash and cash equivalents	$13,386	$15,672
Restricted cash	148	144
Marketable securities	4,000	11,100
Trade accounts receivable, net of allowance for doubtful accounts of $524 and $520, respectively	29,144	22,645
Trade accounts receivable from affiliate	2,868	528
Inventories, net	38,194	35,682
Prepaid expenses and other current assets	8,666	11,340

Total current assets	96,406	97,111

Property, plant and equipment, at cost	79,105	77,320
Less accumulated depreciation and amortization	(57,885)	(56,925)

	21,220	20,395

Restricted cash	508	—
Investment in affiliate	3,874	7,632
Intangible assets, net of accumulated amortization of $13,887 and $13,619, respectively	977	1,246
Other assets	1,160	1,160

Total assets	$124,145	$127,544

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
FEBRUARY 24, 2007 AND AUGUST 26, 2006
(continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	February 24,	August 26,
	2007	2006
Current liabilities:
Trade accounts payable	$10,773	$8,803
Accrued expenses	12,178	15,212
Current portion of capital lease obligations	522	—
Customer deposits	1,804	5,408
Deferred profit	4,270	3,758
Deferred profit with affiliate	1,573	391

Total current liabilities	31,120	33,572

Capital lease obligations	915	—

Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized, none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 30,425 and 30,309 shares, respectively	225,649	225,169
Accumulated deficit	(134,450)	(132,052)
Accumulated other comprehensive loss	(461)	(218)
Other stockholders’ equity	1,372	1,073

Total stockholders’ equity	92,110	93,972

Total liabilities and stockholders’ equity	$124,145	$127,544

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED FEBRUARY 24, 2007 AND FEBRUARY 25, 2006
(unaudited)
(in thousands, except per share data)

	February 24,	February 25,
	2007	2006
Sales (including sales to affiliate of $794 and $198, respectively)	$33,350	$22,287
Cost of sales	19,132	10,201

Gross margin	14,218	12,086

Selling, general and administrative expenses	8,881	9,540
Research and development expenses	6,130	6,199

Operating loss	(793)	(3,653)

Interest expense	(50)	(9)
Interest income	202	267
Impairment of investments	(3,600)	(500)
Other income, net	145	80

Loss before income taxes	(4,096)	(3,815)

Income taxes	33	12

Loss before equity in (loss) earnings of affiliate	(4,129)	(3,827)

Equity in (loss) earnings of affiliate	(157)	105

Net loss	$(4,286)	$(3,722)

Net loss per common share
Basic	$(0.14)	$(0.12)
Diluted	$(0.14)	$(0.12)

Weighted average common shares	30,396	29,980
Weighted average common and potential common shares	30,396	29,980
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED FEBRUARY 24, 2007 AND FEBRUARY 25, 2006
(unaudited)
(in thousands, except per share data)

	February 24,	February 25,
	2007	2006
Sales (including sales to affiliate of $1,479 and $2,599, respectively)	$71,057	$40,910
Cost of sales	40,645	18,912

Gross margin	30,412	21,998

Selling, general and administrative expenses	17,606	18,004
Research and development expenses	12,128	12,074

Operating income (loss)	678	(8,080)

Interest expense	(102)	(15)
Interest income	454	564
Impairment of investments	(3,600)	(500)
Other income, net	244	142

Loss before income taxes	(2,326)	(7,889)

Income taxes	75	25

Loss before equity in earnings (loss) of affiliate	(2,401)	(7,914)

Equity in earnings (loss) of affiliate	3	(103)

Net loss	$(2,398)	$(8,017)

Net loss per common share
basic	$(0.08)	$(0.27)
diluted	$(0.08)	$(0.27)

Weighted average common shares	30,360	29,931
Weighted average common and potential common shares	30,360	29,931
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 24, 2007 AND FEBRUARY 25, 2006
(unaudited)
(in thousands)

	February 24,	February 25,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(2,398)	$(8,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	289	523
Impairment of investments	3,600	500
Depreciation	1,767	1,703
Amortization	269	269
Equity in (earnings) loss of affiliate	(3)	103
Gain on sale of fixed asset	(17)	—
Changes in operating assets and liabilities:
Restricted cash	(4)	141
Trade accounts receivable	(8,839)	4,292
Inventories	(2,512)	(3,045)
Prepaid expenses and other current assets	2,674	(1,712)
Trade accounts payable	1,970	2,490
Accrued expenses	(3,022)	(700)
Customer deposits	(3,604)	(208)
Deferred profit	1,694	(767)

Net cash used in operating activities	(8,136)	(4,428)

INVESTING ACTIVITIES:
Capital expenditures	(904)	(1,720)
Purchases of marketable securities	(53,800)	(196,500)
Sales of marketable securities	60,900	199,195
Dividend from affiliate	—	208
Proceeds on sale of fixed asset	17	—

Net cash provided by investing activities	6,213	1,183

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	477	562
Increase in restricted cash	(508)	—
Principal payments on capital lease	(250)	—

Net cash (used in) provided by financing activities	(281)	562

Effect of exchange rate changes on cash	(82)	(114)

Decrease in cash and cash equivalents	(2,286)	(2,797)

Cash and cash equivalents at beginning of period	15,672	11,352

Cash and cash equivalents at end of period	$13,386	$8,555

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1)	Description of Business and Summary of Significant Accounting Policies
     Description of Business
     FSI International, Inc. (the “Company”) is a global supplier of surface conditioning equipment (process equipment that is used to wet-etch and remove contaminates from the surfaces of microelectronic substrates and devices), and technology and support services for microelectronics manufacturing. The Company’s broad portfolio of batch and single-wafer cleaning products includes process technologies for immersion (a method used to clean substrates and devices by immersing them in multiple tanks filled with process chemicals), spray (sprays chemical mixtures, water and nitrogen in a variety of sequences on to the substrates and devices), vapor (utilizes gas phase chemistries to selectively remove sacrificial surface films) and CryoKinetic (a momentum transfer process used to remove non-chemically bonded particles from the surface of substrates and devices). The Company’s support services programs provide product and process enhancements to extend the life of installed FSI equipment.
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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
beginning in fiscal year 2008. The Company is still evaluating the impact that the adoption of this pronouncement will have on its consolidated financial statements.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying the financial statement misstatements. SAB No. 108 requires that the Company quantify misstatements based on their impact on each of the Company’s financial statements and related disclosures. SAB No. 108 is effective as of the end of the Company’s fiscal year 2007, allowing a one-time transitional cumulative effect adjustment to retained earnings as of August 27, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company is still evaluating the impact SAB No. 108 will have on its consolidated financial statements and anticipates adopting SAB No. 108 in the fourth quarter of fiscal 2007.
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
     Reclassifications
     Certain amounts have been reclassified to conform to the current year presentation.
(2)	Inventories, net
     Inventories, net are summarized as follows (in thousands):

	February 24,	August 26,
	2007	2006
Finished products	$3,487	$4,756
Work-in-process	17,261	17,435
Subassemblies	3,897	2,911
Raw materials and purchased parts	13,549	10,580

	$38,194	$35,682

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(3)	Accrued expenses
     Accrued expenses are summarized as follows (in thousands):

	February 24,	August 26,
	2007	2006
Salaries and benefits	$4,089	$3,667
Product warranty	3,972	3,964
Professional fees	399	489
Income taxes	1,270	1,260
VAT taxes	1	3,807
Other	2,447	2,025

	$12,178	$15,212

(4)	Supplementary cash flow information
     The following summarizes supplementary cash flow items (in thousands):

	Six Months Ended
	February 24,	February 25,
	2007	2006
Income taxes paid	$101	$—
Interest paid, net	102	15
Assets acquired by a capital lease	1,687	—
Tax benefit from the exercise of stock options	$3	$—
(5)	Comprehensive loss
     Other comprehensive loss pertains to revenues, expenses, gains and losses that are not included in the net loss but rather are recorded directly in stockholders’ equity. For the quarters and six months ended February 24, 2007 and February 25, 2006, other comprehensive loss consisted of the foreign currency translation adjustment and amounted to (in thousands):

	February 24,	February 25,
	2007	2006
For the Quarters Ended

Net loss	$(4,286)	$(3,722)
Item of other comprehensive loss - Foreign currency translation	(102)	(260)

Comprehensive loss	$(4,388)	$(3,982)

For the Six Months Ended

Net loss	$(2,398)	$(8,017)
Item of other comprehensive loss - Foreign currency translation	(243)	(547)

Comprehensive loss	$(2,641)	$(8,564)

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(6)	Stock-Based Compensation
     Stock-based compensation expense for new stock options granted or vested under the Company’s stock incentive plan and Employees Stock Purchase Plan (“ESPP”) was reflected in the statements of operations for the second quarter and first six months of each of fiscal 2007 and 2006 as follows (in thousands):

	Quarters Ended		Six Months Ended
	February 24,	February 25,	February 24,	February 25,
	2007	2006	2007	2006
Cost of goods sold	$1	$11	$16	$21
Selling, general and administrative	73	151	204	357
Research and development	2	77	69	145

	$76	$239	$289	$523

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it expect to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the second quarter and first six months of fiscal 2007 and 2006 using the Black-Scholes option-pricing model:

	Quarters Ended		Six Months Ended
	February 24,	February 25,	February 24,	February 25,
	2007	2006	2007	2006
Stock options:
Volatility	69.0%	68.3%	69.0%	68.8%
Risk-free interest rates	4.7%	4.4%	4.7%	4.3%
Expected option life	5.5	5.5	5.5	5.6
Stock dividend yield	—	—	—	—

ESPP:
Volatility	69.0%	68.3%	69.0%	68.3%
Risk-free interest rates	5.1%	4.3%	5.1%	4.3%
Expected option life	0.5	0.5	0.5	0.5
Stock dividend yield	—	—	—	—

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     A summary of option activity for the first six months of fiscal 2007 is as follows (in thousands, except price per share and contractual term):

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
Outstanding as of August 26, 2006	3,699	$7.42
Options granted	173	5.20
Options forfeited	(4)	3.73
Options expired	(94)	11.13
Options exercised	(41)	3.62

Outstanding as of February 24, 2007	3,733	$7.27	5.6	—

Exercisable as of February 24, 2007	3,367	$7.55	5.2	—

     There was no aggregate intrinsic value for options outstanding or exercisable as of February 24, 2007 as the average price of our stock for the first six months of fiscal 2007 was less than the average exercise price of options outstanding or exercisable.
     The weighted-average grant-date fair value based on the Black-Scholes option-pricing model for options granted in the second quarter and for the first six months of fiscal 2007 was $3.32 per share, for options granted in the second quarter of fiscal 2006 was $2.92 per share and options granted in the first six months of fiscal 2006 was $2.86 per share. The total intrinsic value of options exercised was $5,000 during the second quarter of fiscal 2007, $94,700 during the first six months of fiscal 2007, $94,400 during the second quarter of fiscal 2006 and $111,700 during the first six months of fiscal 2006.
     A summary of the status of our unvested options as of February 24, 2007 is as follows (in thousands, except fair value amounts):

		Weighted-average
	Number of	Grant-Date Fair
	Shares	Value
Unvested at August 26, 2006	303	$2.75
Options granted	173	3.32
Options forfeited	(4)	2.30
Options vested	(106)	2.78

Unvested at February 24, 2007	366	$3.02

     As of February 24, 2007, there was $1,081,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of option shares vested during the second quarter of fiscal 2007 was $76,000, during the first six months of fiscal 2007 was $289,000, during the second quarter of fiscal 2006 was $239,000 and during the first six months of fiscal 2006 was $523,000.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(7)	Capital Lease
     The Company entered into a capital lease to finance lab equipment during the first quarter of fiscal 2007. The future minimum lease payments as of February 24, 2007 are as follows (in thousands):

Last six months of fiscal 2007	$324
Fiscal 2008	648
Fiscal 2009	647

1,619
Less imputed interest	(182)

Total capital lease obligation	$1,437

(8)	Impairment of Investment
     In the second quarter of fiscal 2007, the Company recorded a $3.6 million asset impairment charge associated with its investment in m•FSI LTD. The impairment related to a restructuring of ownership and contractual arrangements the Company has with m•FSI LTD. We expect to complete the restructuring in the third quarter of fiscal 2007.
     In the second quarter of fiscal 2006, the Company recorded a $0.5 million asset impairment charge associated with an investment it had in a Malaysian foundry that was accounted for under the cost method. On March 22, 2006, the majority shareholder of this Malaysian foundry announced that the foundry would merge with another foundry and form a new entity. Subsequent to the merger announcement, the Company was contacted by the majority shareholder and given the option of selling its shares at a nominal value to the majority shareholder or providing additional debt to the foundry as part of a pre-merger restructuring. Based on this information, the Company deemed its investment as being fully impaired as of February 25, 2006 and recorded a loss of $0.5 million in the second quarter of fiscal 2006. The Company agreed to sell its shares at a nominal value to the majority shareholder during the third quarter of fiscal 2006.
(9)	Contingencies
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
     In late calendar 2006, the Company determined that certain of its replacement valves, pumps and heaters could fall within the scope of United States export licensing regulations to products that could be used in connection with chemical weapons processes. The Company determined that these regulations require it to obtain licenses to ship some of its replacement spare parts, spare parts kits and assemblies to customers in certain controlled countries as defined in the export licensing regulations. During the second quarter of fiscal 2007, the Company was granted licenses to ship replacement spare parts, spare parts kits and assemblies to all customers in the controlled countries where the Company conducts business.
     The applicable export licensing regulations frequently change. Moreover, the types and categories of products that are subject to export licensing are often described in the regulations in general terms and could be subject to differing interpretations.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     In the second quarter of fiscal 2007, the Company made a voluntary disclosure to the United States Department of Commerce to clarify its licensing practices and to review its practices with respect to prior sales of certain replacement valves, pumps and heaters to customers in several controlled countries as defined in the licensing regulations.
     The United States Department of Commerce could assess penalties for any past violation of export control regulations. The potential penalties are dependent upon the number of shipments in violation of the export control regulations. The penalties can range from zero to $50,000 per violation. Management believes that the resolution of this matter will not have a material adverse impact to the Company’s consolidated financial condition. The licenses that were granted do not mitigate the Company’s risk with respect to past violations.
(10)	Subsequent Event
     Subsequent to the end of the second quarter of fiscal 2007, the Company implemented cost reduction actions including an 11% reduction in headcount to approximately 500 employees and other operating cost initiatives. The cost reduction actions were related to a delay in orders and a slower than expected recovery in the semiconductor device segment that the Company serves. A total of 61 positions were eliminated in connection with this reduction of which 36 were manufacturing positions, 13 were sales, service and marketing positions and 12 were engineering positions. The terminations all occurred in the third quarter of fiscal 2007.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information in this report, except for the historical information, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include, but are not limited to expected severance related costs; expected salary and other operating cost reductions; expected lower breakeven level; expected orders; expected revenues, gross margin, operating expense run rate (including severance costs and anticipated cost savings associated with a reduction in force), net loss, cash generation, as well as accounts receivable and inventory for the third quarter of fiscal 2007; and other expected financial performance measures for the third quarter of fiscal 2007; the length and extent of industry slowdowns and recoveries; order delays or cancellations; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the level of new orders; timely achievement of product acceptances; the timing and success of current and future product and process development programs; the success of our affiliated distributor in Japan; the success of our direct distribution organization; and the potential impairment of long-lived assets; as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors set forth in the Form 10-K for the fiscal year ended August 26, 2006. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.
     This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report.
Industry
     From an industry perspective, our customers had limited visibility on demand for their products going into the holiday season. It appears now that the build-up of semiconductor device inventory that occurred late in calendar 2006 resulted in lower factory utilization and reduced spending by the customers we supply, primarily logic and flash memory. However, during our second quarter, DRAM manufacturers, representing one segment of the semiconductor industry, continued to spend at levels similar to or higher than during our first quarter.
     Despite the recent lower than expected demand for semiconductors, Gartner Group, a leading research organization, is forecasting semiconductor demand to grow approximately 6.0 percent to $276 billion in calendar 2007.* Demand for memory and ASSPs (“Application-Specific Standard Product”) is expected to drive the 2007 year-over-year increase.*
     Analysts, including the Gartner Group, continue to have a mixed view on calendar 2007 forecasted equipment spending, with forecasts ranging from a 10 percent decline to a modest increase after 26 percent year-over-year growth in calendar 2006. We believe that memory segment spending is being sustained in the short term and expect logic and microprocessor spending to increase starting in the second half of calendar 2007.*
     Our customers continue to manage their capacity increases carefully. We believe that they will continue to request shorter lead times for new equipment orders.* Over the past few months, we have seen an increase in the frequency of demonstration requests from semiconductor manufacturers. However, it is still too early to predict the strength and timing of any recovery in equipment spending from the customers in the segments we supply.

     We believe that capacity utilization rates for leading edge devices will slowly increase to above 90 percent as the year progresses and that many device manufacturers that produce low density products on smaller diameter wafers will again add capacity and upgrade their manufacturing technology capabilities later in calendar 2007.*
Overview
     During the second quarter, we made progress on several strategic initiatives, including:
•	Improving the throughput and overall process performance of our MAGELLAN® Systems;

•	Enhancing the process performance capabilities of our ZETA® System when running the ViPR™ application;

•	Restructuring our ownership of and contractual relationship with m•FSI, our joint venture that is responsible for selling and supporting our products in Japan; and

•	Demonstrating through a joint development program, the process performance and overall capabilities of our ORION™ single wafer cleaning product.
     Despite the lower order level we reported in the second quarter of fiscal 2007 relative to the first quarter of fiscal 2007, we have seen an increase in the frequency of requests for ZETA ViPR and other application demonstrations from semiconductor manufacturers. With several of our key customers delaying expansion plans and weaker demand for our legacy products, we thought it prudent to approach the second half of fiscal 2007 cautiously by implementing cost reduction initiatives. These cost reduction initiatives included an 11% reduction in headcount to approximately 500 employees and other operating initiatives, including travel restrictions and reductions in hours for certain positions. A total of 61 positions were eliminated in connection with this reduction of which 36 were manufacturing positions, 13 were sales, service and marketing positions and 12 were engineering positions. The terminations all occurred in the third quarter of fiscal 2007. The reduction in headcount is expected to result in approximately $575,000 of severance, outplacement and related costs in the third quarter.* These costs are expected to be allocated as follows: $145,000 to cost of goods sold; $215,000 to selling, general and administrative expense; and $215,000 to research and development expense.* The anticipated savings on an annual basis is estimated to be between $4.8 and $5.6 million.* However, if industry conditions change, some of these positions may be reinstated, which could reduce our anticipated savings.*
     During the quarter, we enhanced the throughput capacity of our MAGELLAN immersion platform. We shipped the first system in February that is capable of more than doubling our throughput level, depending upon the tool configuration. This positions the MAGELLAN product for additional opportunities with customers that have higher throughput requirements. Also, we added a new MAGELLAN customer during the quarter. The process performance of this platform remains our primary selling point. Going forward, we must lower the associated manufacturing costs in order to meet our long-term gross profit margin contribution goal for this product.
     Going into the 2007 fiscal year, it was anticipated that a significant portion of our expected revenue growth in fiscal 2007 would come from repeat and new customer orders for the ZETA system running the ViPR application introduced in fiscal 2006.* However, the expected revenue growth has been significantly lower than expected because of longer than anticipated customer acceptances. With ten tools in production at leading device manufacturers, additional orders and customer evaluation programs underway, we remain optimistic regarding the long-term revenue contribution from this product.* In addition, when compared to the second quarter of fiscal 2007, we have a growing list of customers for which we are scheduled to perform lab demonstrations in the second half of fiscal 2007.*
     We continue to expect an increase in unit sales for our ANTARES® platform in fiscal 2007 as compared to the prior year, as device manufacturers ramp their 65nm production and continue the qualification of products for 45nm applications.* During the first half of fiscal 2007, we received orders for several ANTARES® tools, and we anticipate additional order and evaluation placements as the year progresses.*
     We are progressing with the development of a new ORION single wafer cleaning product. We have successfully achieved or exceeded many of the initial milestones and are moving into the next phase of the process qualification. We anticipate shipping initial evaluation tools later this year dependent upon lab demonstration results.*
     Our top priority remains focused on converting initial system placements of our leading products to repeat manufacturing orders. Our challenge is to be vigilant in supporting product evaluation programs, reducing our product manufacturing cost, and managing our operating expenses with a focus on lowering our breakeven revenue level. From a cash management perspective, our goal is to improve our inventory turns and reduce our days sales in accounts receivable.
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
     If we determine that the carrying value of long-lived assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $22.2 million as of February 24, 2007 and $21.6 million as of August 26, 2006.
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
     In the second quarter of fiscal 2003, we recorded POLARIS® Systems and Services (“PSS”) product inventory reserves as a result of the wind-down of our Microlithography business. During the second quarter and first six months of fiscal 2007, we had sales of PSS product inventory that had previously been written down to zero with an original cost of approximately $800,000 and $887,000, respectively. For the comparable periods in fiscal 2006, we had sales of PSS product inventory that had previously been written down to zero with an original cost of $813,000 and $1.6 million, respectively. Also, in the second quarter of fiscal 2007, we recorded an additional $800,000 of reserve related to used tools purchased since March 2003 to be used for refurbished equipment. Since the write-down of the inventory in fiscal 2003, we have had cumulative sales of PSS product inventory that had previously been written down to zero and reductions in inventory buyback requirements of approximately $9.7 million and have disposed of approximately $6.5 million of PSS product inventory. The original cost of PSS product inventory available for sale or to be disposed of as of February 24, 2007 that has been written down to zero was approximately $8.8 million.
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
     We utilize the Black-Scholes option-pricing model to estimate fair value of each award on the date of grant. The Black-Scholes model requires the input of certain assumptions that involve management judgment. Key assumptions that affect the calculation of fair value include the expected life of stock-based awards and our stock price volatility. Additionally, we expense only those shares expected to vest. The assumptions used in calculating the fair value of stock-based awards and the forfeiture rate of such awards reflect management’s best estimates. However, circumstances may change and additional data may become available over time, which could result in changes to these assumptions that materially impact the fair value determination of future awards or their estimated rate of forfeiture. If factors change and we use different assumptions in the application of SFAS 123R in future periods, the compensation expense recorded under SFAS 123R may differ significantly from the expense recorded in the current period.
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

SECOND QUARTER AND FIRST HALF OF FISCAL 2007 COMPARED WITH SECOND QUARTER AND FIRST HALF OF FISCAL 2006
The Company
     The following table sets forth on a consolidated basis, for the fiscal periods indicated, certain income and expense items as a percent of total sales.

	Percent of Sales		Percent of Sales
	Quarter Ended		Six Months Ended
	February 24,	February 25,	February 24,	February 25,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.4	45.8	57.2	46.2

Gross margin	42.6	54.2	42.8	53.8
Selling, general and administrative	26.6	42.8	24.8	44.0
Research and development	18.4	27.8	17.1	29.5

Operating (loss) income	(2.4)	(16.4)	0.9	(19.7)
Other (loss) income, net	(9.9)	(0.7)	(4.2)	0.5

Loss before income taxes	(12.3)	(17.1)	(3.3)	(19.2)
Income taxes	0.1	0.1	0.1	0.1
Equity in (loss) earnings of affiliate	(0.5)	0.5	—	(0.3)

Net loss	(12.9)%	(16.7)%	(3.4)%	(19.6)%

Revenue and Shipments
     Revenue increased to $33.3 million for the second quarter of fiscal 2007 as compared to $22.3 million for the second quarter of fiscal 2006. The increase related primarily to an increase in shipments from $22.6 million in the second quarter of fiscal 2006 to $31.9 million in the second quarter of fiscal 2007. Revenue increased to $71.1 million for the first half of fiscal 2007 as compared to $40.9 million for the first half of fiscal 2006. The increase related primarily to an increase in shipments from $44.7 million in the first half of fiscal 2006 to $74.1 million in the first half of fiscal 2007. The increases in shipments in the fiscal 2007 periods as compared to the fiscal 2006 periods related to improved industry conditions.
     Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Therefore, depending on timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or, due to timing of acceptance, sales revenue may exceed shipments.
     International revenue was $18.7 million, representing 56% of total revenue, during the second quarter of fiscal 2007 and $10.9 million, representing 49% of total revenue, during the second quarter of fiscal 2006. International sales revenue was $46.9 million, representing 66% of total revenue, during the first half of fiscal 2007 and $23.7 million, representing 58% of total revenue, during the first half of fiscal 2006. The increases in international revenue in the fiscal 2007 periods as compared to the fiscal 2006 periods related primarily to increases in Europe and the Asia regions associated with improved industry conditions.
     We currently expect third quarter of fiscal 2007 revenues to be between $24 and $27 million.* In order to achieve this revenue level, we will need to gain acceptance for systems that are now being qualified by customers and receive several expected follow-on orders.

Gross Margin
     Our gross profit margin fluctuates due to a number of factors, including the mix of products sold; the geographic mix of products sold; initial product placement discounts; utilization of manufacturing capacity; the sales of PSS product inventory previously written down to zero; and the competitive pricing environment.
     Gross margin as a percentage of sales for the second quarter of fiscal 2007 was 42.6% as compared to 54.2% for the second quarter of fiscal 2006. Gross margin as a percentage of sales for the first half of fiscal 2007 was 42.8% as compared to 53.8% for the first half of fiscal 2006. The decreases in margins in the second quarter and first half of fiscal 2007 were primarily due to product mix and the increase in international sales, which generally carry lower margins.
     The fiscal 2007 margins were also impacted by the usage of PSS product inventory that had previously been written down to zero, offset by additional inventory reserves. During the second quarter of fiscal 2007, we had sales of PSS product inventory with an original cost of $800,000 that had previously been written down to zero. During the first half of fiscal 2007, we had sales of PSS product inventory with an original cost of $887,000 that had previously been written down to zero. These sales were offset by $800,000 of additional inventory reserves recorded in the second quarter of fiscal 2007 related to used tools purchased since March 2003 to be used for refurbished equipment. In the second quarter of fiscal 2006, we had sales of PSS product inventory with an original cost of $813,000 that had previously been written down to zero. In the first half of fiscal 2006, we had sales of PSS product inventory with an original cost of $1.6 million that had previously been written down to zero.
     We will continue to try to sell the impaired inventory to our customers as spares, refurbished systems and upgrades to existing systems. If unsuccessful, some of the items will be disposed. Any significant sales of the impaired inventory will be disclosed. Gross margins will be higher if inventory carried at a reduced cost is sold.
     Gross margins for the third quarter of fiscal 2007 are expected to be in the range of 42% to 44% of revenues.*
Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased to $8.9 million in the second quarter of fiscal 2007 as compared to $9.5 million for the second quarter of fiscal 2006. Selling, general and administrative expenses decreased to $17.6 million for the first half of fiscal 2007 as compared to $18.0 million for the same period in fiscal 2006. The decreases in the year-over-year selling, general and administrative expenses related primarily to certain realignment costs incurred in the second quarter of fiscal 2006 in Europe.
     Based upon our current operations, we expect selling, general and administrative expenses in the third quarter of fiscal 2007 to be in the range of $8.6 to $8.8 million.* The third quarter estimate includes approximately $215,000 of severance, outplacement and other related costs, offset by a partial quarter of expected payroll savings related to the reduction in the number of employees.*
Research and Development Expenses
     Research and development expenses were $6.1 million for the second quarter of fiscal 2007 as compared to $6.2 million for the same period in fiscal 2006. Research and development expenses were $12.1 million for both the first half of fiscal 2007 and for the same period in fiscal 2006. The majority of our research and development investment is focused on expanding the applications capabilities of our products, supporting customer evaluations and expanding our product portfolio, including the development of our new ORION single wafer cleaning product.
     We expect research and development expenses for the third quarter of fiscal 2007 to be in the range of $5.8 to $6.0 million, at which level we believe we can sustain support for evaluation tool placements and new product and process development initiatives.* The third quarter estimate includes approximately $215,000 of severance, outplacement and other related costs, offset by a partial quarter of expected payroll savings related to the reduction in the number of employees.*

Impairment of Investment
     We recorded $3.6 million of impairment of investment for the second quarter of fiscal 2007 associated with our investment in m•FSI LTD. The impairment related to a restructuring of our investment that is expected to be completed in the third quarter of fiscal 2007. The timing of the proposed restructuring is dependent upon the successful negotiation and execution of final documentation.
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
Income Taxes
     We recorded a tax expense of $33,000 in the second quarter of fiscal 2007 and $12,000 in the second quarter of fiscal 2006, $75,000 in the first half of fiscal 2007 and $25,000 in the first half of fiscal 2006. The increase in income tax expense in the fiscal 2007 periods related primarily to alternative minimum tax.
     Our deferred tax assets on the balance sheet as of February 24, 2007 have been fully reserved with a valuation allowance. We do not expect to significantly reduce our valuation allowance until we are consistently profitable on a quarterly basis.*
     We have net operating loss carryforwards for federal income tax purposes of approximately $147.2 million, which will begin to expire in fiscal 2011 through fiscal 2027 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year.
Equity in (Loss) Earnings of Affiliate
     The equity in (loss) earnings of affiliate was a loss of approximately $157,000 for the second quarter of fiscal 2007, compared to approximately $105,000 of income for the second quarter of fiscal 2006. The equity in (loss) earnings of affiliate was approximately $3,000 of income for the first half of fiscal 2007, compared to a loss of $103,000 for the first half of fiscal 2006. The fluctuations in results in fiscal 2007 periods as compared to the fiscal 2006 periods relate to m•FSI LTD’s operations which are impacted by the timing of acceptance of their products.
Net Loss
     Net loss was $4.3 million in the second quarter of fiscal 2007 as compared to a net loss of $3.7 million in the second quarter of fiscal 2006. Net loss totaled $2.4 million for the first half of fiscal 2007 as compared to a net loss of $8.0 million for the first half of fiscal 2006.
     Assuming that we can achieve the expected revenues, gross margin, operating expenses, interest income and affiliate earnings, we expect to record a net loss of $3.4 to $4.0 million in the third quarter of fiscal 2007.*

Liquidity and Capital Resources
     Our cash, restricted cash, cash equivalents and marketable securities were approximately $18.0 million as of February 24, 2007, a decrease of $8.9 million from the end of fiscal 2006. The decrease in cash, restricted cash, cash equivalents and marketable securities was due to $8.1 million in cash used in operations, $0.9 million in capital expenditures, $0.3 million of principal payments on the capital lease and $0.1 million of negative currency impact. The decreases were net of $0.5 million of proceeds from the issuance of common stock.
     Accounts receivable fluctuates quarter to quarter depending on individual customers’ timing of shipping dates, payment terms and cash flow conditions. Accounts receivable increased $8.8 million from $23.2 million at the end of fiscal 2006 to $32.0 million as of February 24, 2007. The increase in trade accounts receivable related primarily to unexpected delayed customer payments and the timing of shipments in the second quarter of fiscal 2007 as compared to the fourth quarter of fiscal 2006. In the second quarter of fiscal 2007, 51% of the shipments for the quarter were made in the last month as compared to 24% of the shipments made in the last month of the fourth quarter of fiscal 2006.
     Inventory was approximately $38.2 million at February 24, 2007 and $35.7 million at the end of fiscal 2006. The $2.5 million increase in inventory related primarily to increases in raw materials and purchased parts and subassemblies associated with anticipated bookings. Inventory reserves were $14.4 million at February 24, 2007, and $13.8 million at the end of fiscal 2006.
     Trade accounts payable increased approximately $2.0 million to $10.8 as of February 24, 2007 as compared to $8.8 million at the end of fiscal 2006. The increase in trade accounts payable related primarily to the increase in inventory.
     Deferred profit was $5.8 million as of February 24, 2007 as compared to $4.1 million as of the end of fiscal 2006. The increase relates primarily to the timing of product acceptances.
     We entered into a capital lease to finance lab equipment during the first quarter of fiscal 2007. The total capital lease obligations as of February 24, 2007 were $1.4 million.
     As of February 24, 2007, our current ratio was 3.1 to 1.0, and working capital was $65.3 million. We did not have any outstanding loans with our affiliate and had no lines of credit or guarantees related to our affiliate as of February 24, 2007.
     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Operating lease obligations	$1,897	$1,008	$827	$62	$—
Capital lease obligations	1,619	648	971	—	—
Purchase obligations	5,289	5,289	—	—	—
Royalty obligations	492	492	—	—	—
Other long-term commitments (1)	2,000	125	500	500	875

Total	$11,297	$7,562	$2,298	$562	$875

(1)	Other long-term liabilities represent payments related to minimum royalty payments or discounts granted under a license agreement.

     Capital expenditures were $0.9 million in the first half of fiscal 2007 and $1.7 million in the first half of fiscal 2006. We expect capital expenditures, consisting primarily of lab equipment and improvements to operations infrastructure, to be less than $500,000 in the third quarter of fiscal 2007.* Depreciation and amortization for the third quarter of fiscal 2007 is expected to be between approximately $1.0 and $1.2 million.*
     At the third quarter expected run rate, assuming we are successful in reducing our accounts receivable and inventory levels, we anticipate generating between $2.0 and $3.0 million of net cash for operations in the third quarter of fiscal 2007.* We believe that with existing cash, restricted cash, cash equivalents and marketable securities, there will be sufficient funds to meet our currently projected working capital requirements, and to meet other cash requirements through at least fiscal 2007.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies, particularly those that are complementary to our surface conditioning business. We may fund such activities with additional equity or debt financing. The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.
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
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB No. 108 is effective as of the end of our fiscal year 2007, allowing a one-time transitional cumulative effect adjustment to retained earnings as of August 27, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. We are still evaluating the impact SAB No. 108 will have on our consolidated financial statements and anticipate adopting SAB No. 108 in the fourth quarter of fiscal 2007.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to an investment in our foreign-based affiliate. As of February 24, 2007, our investment in affiliate included a 49% interest in m•FSI LTD, which operates in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.
     Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region starting in March 2003, we have and will continue to incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* As of February 24, 2007, we had not entered into any hedging activities and our foreign currency transaction gains and losses for the second quarter of fiscal 2007 were insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.
     We do not have significant exposure to changing interest rates as we currently have no material long-term debt. As of February 24, 2007, amortized cost approximated market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $180,000 based on our cash, restricted cash, cash equivalents and marketable securities balances as of February 24, 2007.
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
     In late calendar 2006, we determined that certain of our replacement valves, pumps and heaters could fall within the scope of United States export licensing regulations to products that could be used in connection with chemical weapons processes. We determined that these regulations require us to obtain licenses to ship some of our replacement spare parts, spare parts kits and assemblies to customers in certain controlled countries as defined in the export licensing regulations. During the second quarter of fiscal 2007, we were granted licenses to ship replacement spare parts, spare parts kits and assemblies to all customers in the controlled countries where we currently conduct business.
     The applicable export licensing regulations frequently change. Moreover, the types and categories of products that are subject to export licensing are often described in the regulations in general terms and could be subject to differing interpretations.
     In the second quarter of fiscal 2007, we made a voluntary disclosure to the United States Department of Commerce to clarify our licensing practices and to review our practices with respect to prior sales of certain replacement valves, pumps and heaters to customers in several controlled countries as defined in the licensing regulations.
     The United States Department of Commerce could assess penalties for any past violation of export control regulations. The potential penalties are dependent upon the number of shipments in violation of the export control regulations. The penalties can range from zero to $50,000 per violation. We believe that the resolution of this matter will not have a material adverse impact on our consolidated financial condition. The licenses that were granted do not mitigate our risk with respect to past violations.
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

     We, along with others in the semiconductor equipment industry, have recently experienced a downturn in orders for new equipment as well as delays in existing orders, primarily from logic and flash memory manufacturers. We cannot predict the extent and length of the current downturn in orders and the overall softening in the industry in these segments. In addition:
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
     In addition to offering our customers microelectronics manufacturing equipment, we provide replacement spare parts, spare part kits and assemblies. In late calendar 2006, we determined that certain of our replacement valves, pumps and heaters could fall within the scope of United States export licensing regulations to products that could be used in connection with chemical weapons processes. We determined that these regulations require us to obtain licenses to ship some of our replacement spare parts, spare part kits and assemblies to customers in certain controlled countries as defined in the export licensing regulations. During the second quarter of fiscal 2007, we were granted licenses to ship replacement spare parts, spare parts kits and assemblies to all customers in the controlled countries where we currently conduct business.
     The applicable export licensing regulations frequently change. Moreover, the types and categories of products that are subject to export licensing are often described in the regulations in general terms and could be subject to differing interpretations.
     In the second quarter of fiscal 2007, we made a voluntary disclosure to the United States Department of Commerce to clarify our licensing practices and to review our practices with respect to prior sales of certain replacement valves, pumps and heaters to customers in several controlled countries as defined in the licensing regulations.
     The United States Department of Commerce could assess penalties for any past violation of export control regulations. The licenses that were granted do not mitigate our risk with respect to past violations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
ITEM 3. Defaults upon Senior Securities
     None

ITEM 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Shareholders held on January 17, 2007, the shareholders approved the following:
(1)	Election of one Class II Director to serve a three-year term. The nominated director was elected as follows:

Director-Nominee	Votes For	Withheld
Willem D. Maris	26,298,610	2,246,828
Terrence W. Glarner and David V. Smith, as Class III Directors, and James A. Bernards and Donald S. Mitchell, as Class I Directors, continue to serve as our directors.

(2)	Proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending August 25, 2007. Our shareholders approved the proposal as follows:

Votes For	Votes Against	Abstained
27,654,004	838,648	52,786
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
     DATE: March 29, 2007

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