Form 10-Q
period 2007-05-26
FSI INTERNATIONAL INC
filed 2007-06-29
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 26, 2007
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
Common Stock, No Par Value — 30,438,000 shares outstanding as of June 27, 2007

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I. Item 1. FINANCIAL INFORMATION
FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MAY 26, 2007 AND AUGUST 26, 2006
ASSETS
(unaudited)
(in thousands)

	May 26,	August 26,
	2007	2006
Current assets:
Cash and cash equivalents	$14,384	$15,672
Restricted cash	149	144
Marketable securities	9,650	11,100
Trade accounts receivable, net of allowance for doubtful accounts of $200 and $520, respectively	17,908	23,173
Inventories, net	35,504	35,682
Prepaid expenses and other current assets	7,943	11,340

Total current assets	85,538	97,111

Property, plant and equipment, at cost	79,142	77,320
Less accumulated depreciation	(58,184)	(56,925)

	20,958	20,395
Restricted cash	516	—
Investment	460	7,632
Intangibles, net of accumulated amortization of $13,749 and $13,619, respectively	605	1,246
Other assets	1,160	1,160

Total assets	$109,237	$127,544

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MAY 26, 2007 AND AUGUST 26, 2006
(continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	May 26,	August 26,
	2007	2006
Current liabilities:
Trade accounts payable	$4,208	$8,803
Accrued expenses	11,217	15,212
Current portion of capital lease obligations	523	—
Customer deposits	2,471	5,408
Deferred profit	3,292	4,149

Total current liabilities	21,711	33,572

Capital lease obligations	786	—

Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized; none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 30,438 and 30,309 shares, respectively	225,687	225,169
Accumulated deficit	(140,093)	(132,052)
Accumulated other comprehensive loss	(362)	(218)
Other stockholders’ equity	1,508	1,073

Total stockholders’ equity	86,740	93,972

Total liabilities and stockholders’ equity	$109,237	$127,544

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MAY 26, 2007 AND MAY 27, 2006
(unaudited)
(in thousands, except per share data)

	May 26,	May 27,
	2007	2006
Sales (including sales to affiliate of $3,876 and $1,788, respectively)	$25,227	$31,957
Cost of sales	15,840	18,909

Gross margin	9,387	13,048

Selling, general and administrative expenses	8,571	9,303
Research and development expenses	6,119	6,305

Operating loss	(5,303)	(2,560)

Interest expense	(50)	(14)
Interest income	184	244
Impairment and loss on sale of investment	(489)	—
Other income (expense), net	45	(39)

Loss before income taxes	(5,613)	(2,369)

Income taxes	55	12

Loss before equity in earnings (loss) of affiliate	(5,668)	(2,381)

Equity in earnings (loss) of affiliate	25	(52)

Net loss	$(5,643)	$(2,433)

Net loss per common share:
Basic	$(0.19)	$(0.08)
Diluted	$(0.19)	$(0.08)

Weighted average common shares	30,428	30,075
Weighted average common and potential common shares	30,428	30,075
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MAY 26, 2007 AND MAY 27, 2006
(unaudited)
(in thousands, except per share data)

	May 26,	May 27,
	2007	2006
Sales (including sales to affiliate of $5,355 and $4,386, respectively)	$96,284	$72,867
Cost of sales	56,485	37,821

Gross margin	39,799	35,046

Selling, general and administrative expenses	26,177	27,307
Research and development expenses	18,247	18,379

Operating loss	(4,625)	(10,640)

Interest expense	(152)	(28)
Interest income	638	807
Impairment and loss on sale of investments	(4,088)	(500)
Other income, net	289	103

Loss before income taxes	(7,938)	(10,258)

Income taxes	130	37

Loss before equity in earnings (loss) of affiliate	(8,068)	(10,295)

Equity in earnings (loss) of affiliate	27	(155)

Net loss	$(8,041)	$(10,450)

Net loss per common share:
Basic	$(0.26)	$(0.35)
Diluted	$(0.26)	$(0.35)

Weighted average common shares	30,383	29,979
Weighted average common and potential common shares	30,383	29,979
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 26, 2007 AND MAY 27, 2006
(unaudited)
(in thousands)

	May 26,	May 27,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(8,041)	$(10,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	427	807
Impairment and loss on sale of investments	4,088	500
Depreciation	2,723	2,620
Amortization	399	404
Gain on sale of fixed asset	(17)	—
Equity in (earnings) loss of affiliate	(27)	155
Changes in operating assets and liabilities:
Restricted cash	(5)	139
Trade accounts receivable	5,265	1,880
Inventories	177	(6,806)
Prepaid expenses and other current assets	3,396	(2,454)
Trade accounts payable	(4,595)	1,974
Accrued expenses	(3,998)	(803)
Customer deposits	(2,937)	5,884
Deferred profit	(857)	(213)

Net cash used in operating activities	(4,002)	(6,363)

INVESTING ACTIVITIES:
Capital expenditures	(1,586)	(1,996)
Purchases of marketable securities	(66,650)	(245,550)
Sales of marketable securities	68,100	252,695
Dividend from affiliate	2,047	208
Proceeds from sale of investments	1,238	—
Proceeds from sale of fixed asset	17	—

Net cash provided by investing activities	3,166	5,357

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	518	744
Increase in restricted cash	(515)	—
Principle payments on capital lease	(378)	—

Net cash (used in) provided by financing activities	(375)	744

Effect of exchange rate changes on cash and cash equivalents	(77)	(145)

Decrease in cash and cash equivalents	(1,288)	(407)

Cash and cash equivalents at beginning of period	15,672	11,352

Cash and cash equivalents at end of period	$14,384	$10,945

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
     Condensed Consolidated Financial Statements
     The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments, except as disclosed in the notes) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2006, previously filed with the SEC.
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
     In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3 “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. This statement is effective to financial reports for interim and annual reporting periods beginning after December 15, 2006. EITF No. 06-3 became effective for the Company as of February 25, 2007. The Company collects various sales and value-added taxes on certain product and service sales, which are accounted for on a net basis.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that the Company quantify misstatements based on their impact on each of the Company’s financial statements and related disclosures. SAB No. 108 is effective as of the end of the Company’s fiscal year 2007, allowing a one-time transitional cumulative effect adjustment to retained earnings as of August 27, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company is still evaluating the impact SAB No. 108 will have on its consolidated financial statements and will adopt SAB No. 108 in the fourth quarter of fiscal 2007.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (SFAS No. 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of fiscal years that begin after November 15, 2007. The Company is still evaluating the impact the adoption of this pronouncement will have on its consolidated financial statements.
     Reclassifications
     Certain amounts have been reclassified to conform to the current year presentation.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(2) Inventories, net
     Inventories, net are summarized as follows (in thousands):

	May 26,	August 26,
	2007	2006
Finished products	$3,511	$4,756
Work-in-process	13,995	17,435
Subassemblies	4,259	2,911
Raw materials and purchased parts	13,739	10,580

	$35,504	$35,682

(3) Accrued expenses
     Accrued expenses are summarized as follows (in thousands):

	May 26,	August 26,
	2007	2006
Salaries and benefits	$3,789	$3,667
Product warranty	4,023	3,964
Professional fees	418	489
Income taxes	1,194	1,260
VAT taxes	192	4,257
Other	1,601	1,575

	$11,217	$15,212

(4) Supplementary cash flow information
     The following summarizes supplementary cash flow items (in thousands):

	Nine Months Ended
	May 26,	May 27,
	2007	2006
Income taxes paid	$93	$32
Interest paid, net	153	—
Assets acquired by a capital lease	$1,687	$—

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(5) Comprehensive loss
     Other comprehensive loss pertains to revenues, expenses, gains and losses that are not included in the net loss but rather are recorded directly in stockholders’ equity. For the quarters and nine months ended May 26, 2007 and May 27, 2006, other comprehensive loss consisted of the foreign currency translation adjustment. The components of comprehensive loss are summarized as follows (in thousands):

	Quarters Ended		Nine Months Ended
	May 26,	May 27,	May 26,	May 27,
	2007	2006	2007	2006
Net loss	$(5,643)	$(2,433)	$(8,041)	$(10,450)
Foreign currency translation	98	(53)	(145)	(600)

Comprehensive loss	$(5,545)	$(2,486)	$(8,186)	$(11,050)

(6) Stock-Based Compensation
     Stock-based compensation expense for stock options granted or vested under the Company’s stock incentive plan and Employees Stock Purchase Plan (“ESPP”) was reflected in the statements of operations for the third quarter and first nine months of each of fiscal 2007 and 2006 as follows (in thousands):

	Quarters Ended		Nine Months Ended
	May 26,	May 27,	May 26,	May 27,
	2007	2006	2007	2006
Cost of goods sold	$6	$11	$22	$32
Selling, general and administrative	112	193	316	550
Research and development	20	79	89	225

	$138	$283	$427	$807

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The fair value of each option granted under the Company’s stock incentive plan and ESPP is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it expect to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the third quarter and first nine months of fiscal 2007 and 2006 using the Black-Scholes option-pricing model:

	Quarters Ended		Nine Months Ended
	May 26,	May 27,	May 26,	May 27,
	2007	2006	2007	2006
Stock options:
Volatility	*	68.0%	69.0%	68.5%
Risk-free interest rates	*	4.9%	4.7%	4.5%
Expected option life	*	5.5	5.5	5.6
Stock dividend yield	*	—	—	—

ESPP:
Volatility	*	*	69.0%	68.3%
Risk-free interest rates	*	*	5.1%	4.3%
Expected option life	*	*	0.5	0.5
Stock dividend yield	*	*	—	—

*	There were no stock options granted under the Company’s option plan in the third quarter of fiscal 2007 or under the ESPP in the third quarter of fiscal 2007 or the third quarter of fiscal 2006.
     A summary of option activity for the first nine months of fiscal 2007 is as follows (in thousands, except price per share and contractual term):

			Weighted
		Weighted	-average
		-average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
Outstanding as of August 26, 2006	3,699	$7.42
Options granted	173	5.20
Options forfeited	(5)	3.73
Options expired	(179)	11.26
Options exercised	(54)	3.50

Outstanding as of May 26, 2007	3,634	$7.19	5.4	$778

Exercisable as of May 26, 2007	3,306	$7.43	5.1	$731

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The weighted-average grant-date fair value based on the Black-Scholes option-pricing model for options granted in the first nine months of fiscal 2007 was $3.32 per share, for options granted in the third quarter of fiscal 2006 was $3.22 per share, and options granted in the first nine months of fiscal 2006 was $3.10 per share. The total intrinsic value of options exercised was $13,500 during the third quarter of fiscal 2007, $108,200 during the first nine months of fiscal 2007, $92,000 during the third quarter of fiscal 2006 and $203,700 during the first nine months of fiscal 2006.
     A summary of the status of our unvested options as of May 26, 2007 is as follows (in thousands, except fair value amounts):

		Weighted-average
	Number of	Grant-Date Fair
	Shares	Value
Unvested at August 26, 2006	303	$2.75
Options granted	173	3.32
Options forfeited	(5)	2.30
Options vested	(143)	2.80

Unvested at May 26, 2007	328	$3.04

     As of May 26, 2007, there was $852,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of option shares vested during the third quarter of fiscal 2007 was $138,000, $427,000 during the first nine months of fiscal 2007, $283,000 during the third quarter of fiscal 2006, and $806,000 during the first nine months of fiscal 2006.
(7) Capital Lease
     The Company entered into a capital lease to finance lab equipment during the first quarter of fiscal 2007. The future minimum lease payments as of May 26, 2007 are as follows (in thousands):

Last three months of fiscal 2007	$162
Fiscal 2008	648
Fiscal 2009	647

1,457
Less imputed interest	(148)

Total capital lease obligation	$1,309

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(8) m•FSI LTD Transaction
     Prior to the transaction described below, the Company owned a 49 percent equity interest in m•FSI, LTD (“m•FSI”), a Japanese joint venture company formed in 1991 among the Company, Mitsui & Co., Ltd. (“Mitsui”) and Mitsui’s wholly owned subsidiary, Chlorine Engineers Corp., Ltd. (“CEC”). m•FSI is engaged in the manufacturing and distribution in the Japanese market of semiconductor equipment and products, including certain products of FSI. The Company, CEC, Mizuho Capital Co., Ltd, (“Mizuho”), The Yasuda Enterprise Development III, Limited Partnership (“Yasuda”) and certain m•FSI managers (“m•FSI Management Group”) entered into a Stock Purchase Agreement (the “Agreement”). The m•FSI Management Group does not include any officers or employees of the Company. Under the Agreement, m•FSI paid on May 15, 2007, (the “Closing Date”), a $4.2 million dividend to its shareholders prior to the sales contemplated in the Agreement, of which the Company received approximately $2.0 million. In addition, under the Agreement, CEC and MBK Project Holdings Ltd. (“MPH”), a wholly owned subsidiary of Mitsui, sold all of their combined 51 percent equity ownership in m•FSI and the Company sold 28.4 percent of its equity ownership in m•FSI, or a total of 79.4 percent, to Yasuda, Mizuho and the m•FSI Management Group for a total purchase price of $1.8 million. On the Closing Date, the Company received total proceeds of $3.2 million, net of applicable taxes. The Company maintains a 20.6 percent equity ownership in m•FSI after the completion of the transaction. As a result of the transaction, the Company’s ownership and business relationship with m•FSI changed such that the Company no longer had the ability to exercise significant influence over m•FSI. Therefore, beginning in the fourth quarter of fiscal 2007, the Company will begin to account for its investment in m•FSI under the cost method. Previously, the Company accounted for its investment in m•FSI under the equity method. On the Closing Date, the Company entered into a Termination and Release Agreement with Mitsui, CEC, MPH and m•FSI, for the termination of the following agreements and any amendments thereto:
(i)	the m•FSI Distribution Agreement, dated September 17, 2004, providing the Company with the exclusive rights to distribute m•FSI surface conditioning products outside of Japan,

(ii)	the FSI Distribution Agreement, dated June 5, 1991, providing m•FSI with exclusive rights to distribute the Company surface conditioning products in Japan,

(iii)	the m•FSI License Agreement, dated September 17, 2004, pursuant to which m•FSI granted to the Company a license to certain m•FSI intellectual property and technology,

(iv)	the FSI License Agreement, dated June 5, 1991, pursuant to which the Company granted to m•FSI a license to certain of the Company’s intellectual property and technology, and

(v)	the Shareholders Agreement, dated June 5, 1991, among the Company, CEC and MPH related to the establishment of m•FSI.
     Finally, the Company and m•FSI entered into a new distribution agreement, with an initial five-year term, providing m•FSI with the exclusive right to sell, lease or otherwise distribute FSI surface conditioning products in Japan. Also, the Company, Mizuho, Yasuda and the m•FSI Management Group entered into a new shareholders agreement providing for certain governance, transfer and other rights and restrictions related to their ownership of m•FSI.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(9) Impairment and loss on sale of Investments
     In anticipation of completing the transaction described in Note 8, the Company recorded a $3.6 million impairment charge in the second quarter of fiscal 2007. With the completion of the transaction in the third quarter of fiscal 2007, the Company recorded an additional $0.5 million charge related to the transaction described in Note 8. During the first nine months of fiscal 2007, the Company recorded net charges of $4.1 million related to the transaction described in Note 8.
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
(10) Contingencies
     The Company generates minor amounts of liquid and solid hazardous waste and uses licensed haulers and disposal facilities to ship and dispose of such waste. In the past, the Company has received notices from state or federal enforcement agencies that the Company is a potentially responsible party (“PRP”) in connection with the investigation of several hazardous waste disposal sites owned and operated by third parties. In each matter, the Company has elected to participate in settlement offers made to all de minimis parties with respect to such sites. The risk of being named a PRP is that if any of the other PRP’s are unable to contribute its proportionate share of the liability, if any, associated with the site, those PRP’s that are financially able could be held financially responsible for the shortfall. The Company currently does not have any of these claims outstanding.
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
     The United States Department of Commerce could assess penalties for any past violation of export control regulations. The potential penalties are dependent upon the number of shipments in violation of the export control regulations. The penalties can range from zero to $50,000 per violation. Management believes that the resolution of this matter will not have a material adverse impact to the Company’s consolidated financial condition. The licenses that were granted during the second quarter of fiscal 2007 do not necessarily mitigate the Company’s risk with respect to past violations.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(11) Cost Reductions
     In the third quarter of fiscal 2007, the Company implemented cost reduction actions including an 11% reduction in headcount to approximately 500 employees and other operating cost initiatives. The cost reduction actions were related to industry conditions in the semiconductor device and thin film head (a device manufactured on a silicon wafer which is capable of reading and writing information onto a compact disc or other information storage device) segments that the Company serves, coupled with a delay in certain customer-specific equipment purchases. A total of 61 positions were eliminated in connection with this reduction of which 36 were manufacturing positions, 13 were sales, service and marketing positions and 12 were engineering positions. The terminations all occurred in the third quarter of fiscal 2007. Severance and outplacement costs recorded in the third quarter of fiscal 2007 were allocated as follows: $216,000 to selling, general and administrative expense, $216,000 to research and development expense and $142,000 to cost of goods sold.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information in this report, except for the historical information, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These forward-looking statements include, but are not limited to expected orders, revenues, gross margin, operating expense run rate, net loss and cash usage for the fourth quarter of fiscal 2007; and expected fourth quarter actions to lower our breakeven revenue level and to improve margins. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ from these forward-looking statements include, but are not limited to the length and extent of industry slowdowns and recoveries; order delays or cancellations; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the level of new orders; timely achievement of product acceptances; the timing and success of current and future product and process development programs; the success of our distributor in Japan; the success of our direct distribution organization; and the potential impairment of long-lived assets; as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors set forth in the Form 10-K, as amended, for the fiscal year ended August 26, 2006. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.
     This discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and footnotes thereto appearing elsewhere in this report.
Industry
     In general, semiconductor and equipment industry analysts have become more cautious with respect to calendar 2007. Many analysts anticipate that demand for semiconductors will improve in the second half of calendar 2007 as compared to the first half.* On the other hand, some analysts are forecasting demand for equipment to weaken in the second half of calendar 2007 before recovering again in calendar 2008.*
     Several semiconductor manufacturers have announced spin-offs and fab light initiatives. These changes are impacting how equipment suppliers conduct business. The recently announced combination of ST Microelectronics and Intel’s NOR (a type of flash memory chip with capabilities for applications in which programs run directly from memory) flash businesses and Texas Instruments’ announcement to partner with an Asian foundry are examples of such transactions. These initiatives, at least in the near term, can disrupt momentum on both revenue and development fronts, as the manufacturers involved delay or reduce spending until they implement their business model changes.*
     In a softening industry environment, customers may take the opportunity to evaluate new products and process technologies. We continue to experience a steady flow of demonstration requests for our products and applications, particularly our ZETA® ViPR™ technology.
     It is often during periods of lower sales growth and reduced profit margins that customers request longer on-site product evaluations, sales concessions and delayed payment terms. In addition, in an effort to reduce costs and preserve cash, many customers let on-site support contracts expire. Due to lost revenue and profits, these actions put more financial burden on equipment suppliers.

Overview
     During the third quarter of fiscal 2007, we completed the restructuring of m•FSI, our Japanese joint venture with Mitsui. m•FSI, established in 1991, is engaged in manufacturing and distributing semiconductor equipment and products in the Japanese market, including our surface conditioning products.
     In the third quarter, we gained acceptance of another evaluation system at a key Asian customer. We also demonstrated the high volume throughput version of our MAGELLAN® system in a customer’s production fab. As a result of leads during our Knowledge Service Seminars, we saw increased customer interest in our ViPR™ technology. In addition, we continued with customer process qualification for our new single wafer wet cleaning system.
     With expected revenue in the $20 to 25 million range for the August and November 2007 quarters, we are conducting a comprehensive program and cost structure review and expect to take actions in the fourth quarter, focused on lowering our breakeven revenue level and improving our margins.* Our challenge, in the current industry environment, is to restructure our business without negatively impacting sales opportunities with new and existing customers of our flagship products while sustaining our key development initiatives and preserving our cash.
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
     If we determine that the carrying value of long-lived assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $21.6 million as of May 26, 2007 and as of August 26, 2006.
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
     In the second quarter of fiscal 2003, we recorded POLARIS® Systems and Services (“PSS”) product inventory reserves as a result of the wind-down of our Microlithography business. During the first nine months of fiscal 2007, we had sales of PSS product inventory that had previously been written down to zero with an original cost of approximately $887,000. During the third quarter and first nine months of fiscal 2006, we had sales of PSS product inventory that had previously been written down to zero with an original cost of $410,000 and $2.0 million, respectively. Also, in the first nine months of fiscal 2007, we recorded an additional $1.2 million reserve related to used tools and other raw materials purchased since March 2003 to be used for refurbished equipment. Since the write-down of the inventory in fiscal 2003, we have had cumulative sales of PSS product inventory that had previously been written down to zero and reductions in inventory buyback requirements of approximately $9.7 million and have disposed of approximately $6.5 million of PSS product inventory. The original cost of PSS product inventory available for sale or to be disposed of as of May 26, 2007 that has been written down to zero was approximately $8.7 million. Total inventory reserves were $14.7 million as of May 26, 2007 and $13.8 million as of August 26, 2006.
     Allowance for Doubtful Accounts Estimation
     Management must estimate the uncollectibility of our accounts receivable. The most significant risk is a sudden unexpected deterioration in financial condition of a significant customer who is not considered in the allowance. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Results could be materially impacted if the financial condition of a significant customer deteriorated, due to the cyclicality of our industry or for other reasons, and related accounts receivable are deemed uncollectible. Accounts receivable are charged off after management determines that they are uncollectible.
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

THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2007 COMPARED TO THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2006
The Company
     The following table sets forth on a consolidated basis, for the fiscal period indicated, certain income and expense items as a percent of total sales.

	Percent of Sales		Percent of Sales
	Quarter Ended		Nine Months Ended
	May 26,	May 27,	May 26,	May 27,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.8	59.2	58.7	51.9

Gross margin	37.2	40.8	41.3	48.1
Selling, general and administrative	34.0	29.1	27.2	37.5
Research and development	24.2	19.7	18.9	25.2

Operating loss	(21.0)	(8.0)	(4.8)	(14.6)
Other income, net	(1.2)	0.6	(3.4)	0.5

Loss before income taxes	(22.2)	(7.4)	(8.2)	(14.1)
Income taxes	0.2	—	0.1	—
Equity in (loss) earnings of affiliate	—	(0.2)	—	(0.2)

Net loss	(22.4)%	(7.6)%	(8.3)%	(14.3)%

Sales Revenue and Shipments
     Sales revenue decreased by $6.7 million to $25.2 million for the third quarter of fiscal 2007 as compared to $32.0 million for the third quarter of fiscal 2006. The decrease in sales revenue related primarily to a decrease in shipments from $28.6 million in the third quarter of fiscal 2006 to $20.9 million in the third quarter of fiscal 2007. The decrease in shipments related to a decrease in customer orders as a result of slower industry conditions in the third quarter of fiscal 2007 than the third quarter of fiscal 2006. Sales revenue increased by $23.4 million to $96.3 million for the first nine months of fiscal 2007 as compared to $72.9 million for the first nine months of fiscal 2006. The increase in sales revenue related to an increase in shipments from $73.3 million in the first nine months of fiscal 2006 to $95.0 million in the first nine months of fiscal 2007. The increase in shipments primarily related to an increase in backlog from $19.3 million as of the beginning of the first nine months of fiscal 2006 to $39.8 million as of the beginning of the first nine months of fiscal 2007 associated with industry cycles.
     Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Therefore, depending on the timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or sales revenue may exceed shipments.
     International sales were $18.9 million, representing 75% of total sales, during the third quarter of fiscal 2007 and $18.7 million, representing 59% of total sales, during the third quarter of fiscal 2006. The net increase in international sales related to increases in Europe and Japan, net of decreases in the Far East. International sales were $65.8 million, representing 68% of total sales, during the first nine months of fiscal 2007 and $42.4 million, representing 58% of total sales, during the first nine months of fiscal 2006. The increase in international sales related to increases in Europe and the Far East.
     We expect fourth quarter of fiscal 2007 revenues to be between $20 and $24 million.* A portion of the expected revenue is subject to us obtaining timely acceptance from our customers and orders are subject to cancellation.

Gross Margin
     Our gross profit margin fluctuates due to a number of factors, including the mix of products sold; the geographic mix of products sold, with international sales generally having lower gross profit than domestic sales; initial product placement discounts; utilization of manufacturing capacity; sales of PSS product inventory previously written down to zero; and the competitive pricing environment.
     Gross margin as a percentage of sales for the third quarter of fiscal 2007 was 37.2% as compared to 40.8% for the third quarter of fiscal 2006. Gross margin as a percentage of sales for the first nine months of fiscal 2007 was 41.3% as compared to 48.1% for the first nine months of fiscal 2006. The decreases in margin in the fiscal 2007 periods were primarily due to an increase in the percentage of international sales as a percent of total sales and a product mix change. The change in gross margin in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 was also impacted by a reduction in our capacity utilization rate as shipments declined.
     The fiscal 2007 margins were also impacted by the usage of PSS product inventory that had previously been written down to zero, offset by additional inventory reserves. During the third quarter of fiscal 2007, we had no significant sales of PSS product inventory that had previously been written down to zero. During the first nine months of fiscal 2007, we had sales of PSS product inventory with an original cost of $887,000 that had previously been written down to zero. The increase in gross margin was partially offset by $389,000 of additional inventory reserves recorded in the third quarter of fiscal 2007 and $1.2 million of additional inventory reserves recorded in the first nine months of fiscal 2007 related to excess inventory purchased since March 2003 to be used for refurbished equipment. In the third quarter of fiscal 2006, we had sales of PSS product inventory with an original cost of $410,000 that had previously been written down to zero. In the first nine months of fiscal 2006, we had sales of PSS product inventory with an original cost of $2.0 million that had previously been written down to zero.
     We continue to try to sell the impaired inventory to our customers as spares, refurbished systems and upgrades to existing systems. If unsuccessful, some of the items will be disposed. Any significant sales of the impaired inventory will be disclosed. Gross margins will be higher if inventory carried at a reduced cost is sold.
     Gross margins for the fourth quarter of fiscal 2007 are expected to be between 41% to 43% of revenues due to expected product and geographic sales mix, partially offset by a low factory utilization rate.* The gross margin expectations do not reflect any impact from the comprehensive program and cost structure review that we are conducting and expect to begin implementing in the fourth quarter of fiscal 2007.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased to $8.6 million for the third quarter of fiscal 2007 as compared to $9.3 million for the third quarter of fiscal 2006. Selling, general and administrative expenses were $26.2 million for the first nine months of fiscal 2007 as compared to $27.3 million for the same period in fiscal 2006. The decreases in selling, general and administrative expenses for 2007 primarily related to continued cost control efforts, including the reduction in headcount and travel restrictions imposed on our employees.
     We expect selling, general and administrative expenses in the fourth quarter of fiscal 2007 to be in the range of $8.3 to $8.5 million as we experience the full quarterly impact of cost reductions implemented in March 2007.* The expense estimates do not reflect any impact from the comprehensive program and cost structure review that we are conducting and expect to begin implementing in the fourth quarter of fiscal 2007.
Research and Development Expenses
     Research and development expenses were $6.1 million for the third quarter of fiscal 2007 as compared to $6.3 million for the third quarter in fiscal 2006. Research and development expenses were $18.2 million for the first nine months of fiscal 2007 as compared to $18.4 million for the same period in fiscal 2006. The majority of our research and development resources are focused on expanding the application capabilities of our products, supporting initial product placements at customer locations and development and demonstration of our new single wafer cleaning system.
     Research and development expenses for the fourth quarter of fiscal 2007 are expected to be in the range of $5.7 to $5.9 million as we continue to invest in new application and product development programs and provide support for product evaluations at customer locations along with laboratory demonstrations.* The expense estimates do not reflect any impact from the comprehensive program and cost structure review that we are conducting and expect to begin implementing in the fourth quarter of fiscal 2007.
Impairment and Loss on Sale of Investment
     We recorded $0.5 million of impairment and loss on sale of investment for the third quarter of fiscal 2007, $4.1 million for the first nine months of fiscal 2007 and $0.5 million of impairment of investment for the first nine months of fiscal 2006. See further discussion related to these impairments in Note 9 of the Notes to Condensed Consolidated Financial Statements.
Income Taxes
     We recorded tax expense of $55,000 in the third quarter of fiscal 2007, $12,000 in the third quarter of fiscal 2006, $130,000 in the first nine months of fiscal 2007 and $37,000 in the first nine months of fiscal 2006. The increases in income tax expense in the fiscal 2007 periods primarily related to foreign withholding taxes.
     Our deferred tax assets on the balance sheet as of May 26, 2007 have been fully reserved with a valuation allowance. We do not expect to reverse our valuation allowance until we are consistently profitable on a quarterly basis.*
     We have net operating loss carryforwards for federal income tax purposes of approximately $149.4 million, which will begin to expire in fiscal year 2011 through fiscal 2027 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year.
Equity in Earnings (Loss) of Affiliate
     The equity in earnings (loss) of affiliate was approximately $25,000 of income for the third quarter of fiscal 2007, compared to a loss of approximately $52,000 for the third quarter of fiscal 2006. The equity in earnings (loss) of affiliate was approximately $27,000 of income for the first nine months of fiscal 2007, compared to a loss of approximately $155,000 for the first nine months of fiscal 2006.
     We will no longer be recording equity in earnings (loss) of affiliates due to the May 15, 2007 transaction with m•FSI LTD. See further discussion related to the transaction in Note 8 of the Notes to Condensed Consolidated Financial Statements.
Net Loss
     Net loss was $5.6 million in the third quarter of fiscal 2007, as compared to a net loss of $2.4 million in the third quarter of fiscal 2006. Net loss was $8.0 million for the first nine months of fiscal 2007, as compared to a net loss of $10.5 million for the first nine months of fiscal 2006.
     Assuming that we can achieve the projected revenue, gross margin, operating expense levels, interest income and affiliate earnings, we expect to report net loss of $3.5 to $4.5 million for the fourth quarter of fiscal 2007.* The net loss estimate does not reflect any impact from the comprehensive program and cost structure review that we are conducting and expect to begin implementing in the fourth quarter of fiscal 2007.

Liquidity and Capital Resources
     Cash, restricted cash, cash equivalents and marketable securities were approximately $24.7 million as of May 26, 2007, a decrease of $2.2 million from the end of fiscal 2006. The net decrease in cash, restricted cash, cash equivalents and marketable securities was primarily due to $4.0 million of cash used in operating activities, $1.6 million in capital expenditures, $0.4 million of principle payments on the capital lease, and $0.1 million of negative currency impact. The decrease in these balances were offset by a $2.0 million dividend received from m•FSI LTD, $1.2 million proceeds related to the sale of a portion of our investment in m•FSI LTD and $0.5 million of proceeds from the issuance of common stock.
     Accounts receivable decreased $5.3 million from the end of fiscal 2006 to $17.9 million as of May 26, 2007. The decrease in accounts receivable was primarily due to a decrease in shipments from $36.4 million in the fourth quarter of fiscal 2006 to $20.9 million in the third quarter of fiscal 2007. Accounts receivable will fluctuate from quarter to quarter, depending on individual customers’ timing of ship dates and payment terms. In certain situations, extended payment terms may be granted to customers.
     Inventory decreased slightly to $35.5 million at May 26, 2007 as compared to $35.7 million at the end of fiscal 2006. The net decrease in inventory was due to decreases in finished goods and work-in-process inventory, partially offset by increases in subassemblies and raw materials inventory. Inventory reserves were $14.7 million at May 26, 2007 as compared to reserves of $13.8 million at the end of fiscal 2006. The increase in the inventory reserves is related to the slowdown in the industry.
     Trade accounts payable decreased approximately $4.6 million to $4.2 million as of May 26, 2007 as compared to $8.8 million at the end of fiscal 2006. The decrease in trade accounts payable related primarily to a decrease in inventory purchases associated with a decrease in bookings.
     Customer deposits decreased approximately $2.9 million to $2.5 million as of May 26, 2007 as compared to $5.4 million at the end of fiscal 2006. The decrease primarily relates to a decrease in legacy product bookings which generally require deposits.
     Deferred profit decreased approximately $0.8 million to $3.3 million at May 26, 2007 as compared to $4.1 million at the end of fiscal 2006.
     As of May 26, 2007, our current ratio of current assets to current liabilities was 3.9 to 1.0 and working capital was $63.8 million. We did not have any outstanding loans with our affiliate, or lines of credit for affiliate, as of May 26, 2007.

     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments due by period
Contractual Obligations:	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,874	$909	$870	$95	$—
Capital lease obligations	1,457	648	809
Purchase obligations	2,995	2,995	—	—	—
Royalty accruals	341	341	—	—	—
Other long-term obligations (1)	2,000	125	500	500	$875

Total	$8,667	$5,018	$2,179	$595	$$875

(1) Other long-term obligations related to minimum royalty payments or discounts granted under a license agreement.
     Capital expenditures were approximately $1.6 million in the first nine months of fiscal 2007 and $2.0 million in the first nine months of fiscal 2006. We expect total capital expenditures to be less than $300,000 in the fourth quarter of fiscal 2007.* Depreciation and amortization for the fourth quarter of fiscal 2007 is expected to be between approximately $1.1 million to $1.2 million.*
     At the expected revenue and expense run rate, we anticipate using approximately $2.5 to $3.5 million in net cash for operations in the fourth quarter of fiscal 2007.* The cash usage estimate does not reflect any impact from the comprehensive program and cost structure review that we are conducting and expect to begin implementing in the fourth quarter of fiscal 2007. The comprehensive program and cost structure review initiative is focused on lowering our break even revenue level, improving our margins and preserving cash. We believe that with existing cash, cash receipts, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet our currently projected working capital requirements, and to meet other cash requirements through at least mid-fiscal 2008.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies, particularly those that are complementary to our surface conditioning business. We may fund such activities with additional equity or debt financing. The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.
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
     In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3 “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. This statement is effective to financial reports for interim and annual reporting periods beginning after December 15, 2006. EITF No. 06-3 became effective for us as of February 25, 2007. We collect various sales and value-added taxes on certain product and service sales, which are accounted for on a net basis.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB No. 108 is effective as of the end of our fiscal year 2007, allowing a one-time transitional cumulative effect adjustment to retained earnings as of August 27, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. We are still evaluating the impact SAB No. 108 will have on our consolidated financial statements and will adopt SAB No. 108 in the fourth quarter of fiscal 2007.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (SFAS No. 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of fiscal years that begin after November 15, 2007. We are still evaluating the impact the adoption of this pronouncement will have on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to an investment in our foreign-based affiliate. As of May 26, 2007, our investment represents a 20.6% interest in m•FSI LTD, a distributor of our products that operates in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.
     Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region in March 2003, we have and will continue to incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* As of May 26, 2007, we had not entered into any hedging activities and our foreign currency transaction gains and losses for the third quarter and first nine months of fiscal 2007 were insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.
     We do not have significant exposure to changing interest rates as we currently have no material long-term debt. As of May 26, 2007, amortized cost approximated market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $247,000 based on our cash, restricted cash, cash equivalents and marketable securities balances as of May 26, 2007.
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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     We generate minor amounts of liquid and solid hazardous waste and use licensed haulers and disposal facilities to ship and dispose of such waste. In the past, we have received notices from state or federal enforcement agencies that we are a potentially responsible party (“PRP”) in connection with the investigation of several hazardous waste disposal sites owned and operated by third parties. In each matter, we have elected to participate in settlement offers made to all de minimis parties with respect to such sites. The risk of being named a PRP is that if any of the other PRP’s are unable to contribute its proportionate share of the liability, if any, associated with the site, those PRP’s that are financially able could be held financially responsible for the shortfall. We currently do not have any of these claims outstanding.
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
     The United States Department of Commerce could assess penalties for any past violation of export control regulations. The potential penalties are dependent upon the number of shipments in violation of the export control regulations. The penalties can range from zero to $50,000 per violation. We believe that the resolution of this matter will not have a material adverse impact on our consolidated financial condition. The licenses that were granted during the second quarter of fiscal 2007 do not necessarily mitigate our risk with respect to past violations.
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
     None
ITEM 3. Defaults upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     None
ITEM 5. Other Information
     After consideration by the Company’s Board of Directors, the Company permitted its shareholder rights plan to expire on June 10, 2007. The Company’s shareholder rights plan was set forth in the Share Rights Agreement, dated as of May 22, 1997, between the Company and ComputerShare Investor Services, as Rights Agent (as amended, the “Rights Agreement”). The Rights Agreement and the related preferred share purchase rights expired in accordance with the terms on June 10, 2007.

ITEM 6 Exhibits and Reports on Form 8-K
     (a) Exhibits

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation (4)
2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)
2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (5)
3.1	Restated Articles of Incorporation of the Company. (2)
3.2	Restated and amended By-Laws. (7)
3.5	Articles of Amendment of Restated Articles of Incorporation (6)
3.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Shares. (3)
10.1	Termination and Release Agreement dated as of May 15, 2007 with Mitsui & Co. Ltd., Chlorine Engineers Corp., Ltd., MBK Project Holdings Ltd. and m•FSI LTD.(filed herewith)
10.2
Stock Purchase Agreement dated as of May 15, 2007 by and among FSI International, Inc., MBK Project Holdings Ltd., Chlorine Engineers Corp. Ltd., Yasuda Enterprise Development III Limited Partnership, Mizuho Capital Co., Ltd., Mr. Hideki Kawai, Mr. Takanori Yoshioka and Mr. Satoshi Shikami. (exhibits omitted) (filed herewith)

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
Patricia M. Hollister
Chief Financial Officer on behalf of the Registrant and as Principal Financial and Accounting Officer

     DATE: June 29, 2007

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation (4)	Incorporated by reference.

2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)	Incorporated by reference.

2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (5)	Incorporated by reference.

3.1	Restated Articles of Incorporation of the Company. (2)	Incorporated by reference.

3.2	Restated and amended By-Laws. (7)	Incorporated by reference.

3.5	Articles of Amendment of Restated Articles of Incorporation (6)	Incorporated by reference.

3.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Shares. (3)	Incorporated by reference.

10.1	Termination and Release Agreement dated as of May 15, 2007 with Mitsui & Co. Ltd., Chlorine Engineers Corp., Ltd., MBK Project Holdings Ltd. and m•FSI LTD.	Filed herewith.

10.2	Stock Purchase Agreement dated as of May 15, 2007 by and among FSI International, Inc., MBK Project Holdings Ltd., Chlorine Engineers Corp. Ltd., Yasuda Enterprise Development III Limited Partnership, Mizuho Capital Co., Ltd., Mr. Hideki Kawai, Mr. Takanori Yoshioka and Mr. Satoshi Shikami. (exhibits omitted)	Filed herewith

31.1	Certification by Principal Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 8-A, filed by the Company on June 5, 1997, SEC File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.