Form 10-K
period 2007-08-25
FSI INTERNATIONAL INC
filed 2007-11-02
CIK 841692

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 25, 2007
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
Common Stock, no par value

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on February 23, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ National Market System, was approximately $155,700,000. Shares of common stock held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This amount is provided only for purposes of this report on Form 10-K and does not represent an admission by the Registrant or any such person as to the status of such person.

As of October 30, 2007, the Registrant had issued and outstanding 30,545,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on January 16, 2008 and to be filed within 120 days after the Registrant’s fiscal year ended August 25, 2007, are incorporated by reference into Part III of this Form 10-K Report. (The Audit and Finance Committee Report, the Compensation Committee Report and the stock performance graph of the Registrants proxy statement are expressly not incorporated by reference herein.)

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

The Company

FSI International, Inc., a Minnesota corporation organized in 1973 (“FSI”), designs, manufactures, markets and supports equipment used in the fabrication of microelectronics, such as advanced semiconductor devices. In fiscal 2007, we provided surface conditioning technology solutions and microlithography systems and support services to worldwide manufacturers of integrated circuits.

FSI manufactures, markets and supports surface conditioning equipment that uses wet, vapor, cryogenic and other chemistry techniques to clean, strip or etch the surfaces of silicon wafers. The Company’s POLARIS® Systems and Services (“PSS”) business provides low cost, highly flexible products that are used to deposit and develop light-sensitive material onto the surface of silicon wafers and similar substrates. These businesses are supported by service groups that provide finance, human resources, information services, sales and service, marketing and other administrative functions.

In fiscal 2007, we directly sold and serviced our products in North America, Europe, and the Asia Pacific region, except for Japan. In Japan, our products are sold and serviced through m•FSI LTD, a company in which FSI maintains a 20 percent equity ownership. See Note 4 of the Notes to Consolidated Financial Statements for a discussion of our equity ownership in m•FSI LTD.

Industry Background

The complex process of fabricating semiconductor devices involves several distinct phases that are repeated numerous times. Because each production phase typically requires different processing technologies and equipment, no single semiconductor equipment supplier currently produces all types of tools needed to equip an entire state-of-the-art fabrication facility. Instead, semiconductor device manufacturers typically equip their facilities by combining manufacturing equipment produced by a number of suppliers. Each set of equipment performs specific functions in the manufacturing process.

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

Our business depends upon the microelectronics manufacturers’ capital equipment expenditures. Manufacturers’ expenditures in turn depend on the current and anticipated market demand for products that use microelectronic devices. The microelectronics industry is cyclical in nature and experiences periodic downturns. Microelectronics manufacturers require equipment suppliers to take an increasingly active role in meeting the manufacturers’ technology development and capital productivity requirements. Equipment suppliers satisfy this requirement by developing and supporting products and processes required to address the new trends in microelectronics manufacturing. These trends include development of smaller geometries, transition to new materials, migration to 300 millimeter (“mm”) wafers and wafer level packaging.

A number of semiconductor device manufacturers began the transition from 200 to 300mm diameter wafers in calendar 2000. Based upon a report published in October 2007 by the Gartner Group, a leading industry market research firm, the percentages of investment in semiconductor process equipment allocated by semiconductor manufacturers to 300mm capable products were 78% in calendar 2006 and are forecasted to be more than 87% of total equipment spending in calendar 2008.*

According to the Gartner Group, purchases of semiconductor equipment by microelectronics manufacturers totaled $42 billion in calendar 2006. Based upon the most recent Gartner Group forecast, spending on semiconductor equipment is expected to increase by 4.1% to $44 billion in calendar 2007.*

Products

The mix of specific system sales within each product group we sell has varied significantly from year to year. The following table sets forth, for the periods indicated, the amount of revenues and approximate percentages of our total revenues of each of our principal product lines:

	Fiscal Year Ended
	August 25,		August 26,		August 27,
	2007		2006		2005
	(Dollars in thousands)

Surface conditioning products	$68,034	58.5%	$65,565	57.9%	$51,857	60.0%
POLARIS® Systems and Services products	17,410	15.0%	14,796	13.1%	8,764	10.2%
Spare parts and service	30,789	26.5%	32,880	29.0%	25,749	29.8%

	$116,233	100.0%	$113,241	100.0%	$86,370	100.0%

Surface Conditioning Products

Our surface conditioning (“SC”) products perform etching and cleaning operations for:

•	front-end-of-line (“FEOL”) fabrication steps, where integrated circuits or transistors are formed in and on the substrate during the manufacturing process;

•	back-end-of-line (“BEOL”) fabrication steps, where metal wiring levels are formed on the surface of the wafer and are connected to the transistors; and

•	wafer-level packaging surface preparation, including cleaning, etching and stripping functions necessary to fabricate solder bumps or other terminal structures needed to connect the chip to the circuit board.

Today’s most advanced integrated circuit (“IC”) manufacturing involves more than 100 surface preparation steps. Many factors are considered when designing and optimizing a surface preparation process to meet a particular application need. These factors can include:

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

Batch Spray Processing Systems.  Our batch spray processing systems, which include the ZETA® and MERCURY® Spray Cleaning Systems, are sophisticated surface conditioning systems that remove unwanted films and contaminants from the surface of semiconductor wafers at various stages in the microelectronic device fabrication process. Multiple cassettes that contain up to 26 wafers each are placed onto a turntable inside the system’s process chamber. As the turntable rotates, dispense ports apply a chemical spray to the wafers’ surfaces to dissolve and remove the undesirable films and contaminants. After chemical application, ultra pure water is sprayed on the wafer surfaces to rinse away the chemicals. Multiple chemical and rinse steps may be employed depending on the customer’s specific application. The process sequence is completed with a drying step where a flow of nitrogen into the chamber dries the wafers and the chamber. Our control system and chemical mixing manifold allow the user to define, control and monitor a variety of chemical mixtures, temperatures and sequences. This enables the user to rapidly develop new processes and utilize the systems for multiple applications.

Our batch spray systems achieve state-of-the-art performance and are well suited for applications that require removal of high levels of contamination, such as implanted photoresist and unreacted salicide metal. Through efficient mixing and use of chemicals and water packaged in a small product footprint, customers may realize lower operational costs than with competing systems.

The ZETA® System is a fully-automated batch spray processor currently available in configurations for both 200 and 300mm wafers. The advanced process controls, process capability and automation are ideal for leading technology nodes, particularly from 130 nanometers (“nm”) down to 45nm and below. Our ZETA products provide a reliable, automated environment to move wafers to and from the process chamber. This tool’s eight-chemical flow system allows for a wide range of chemical blend ratios. The system is also available in a semi-automated configuration capable of processing 200mm or 150mm wafers.

Introduced in 2006, the ZETA G3 platform builds on the capabilities of the previous generation of ZETA systems and offers IC manufacturers better performance and higher productivity. The ZETA’s G3 hardware uniquely enables the implementation of ViPRtm technology (described below) and features enhanced robotics that enable higher throughput for certain applications. The ZETA G3 platform is designed for 300mm batch spray FEOL and BEOL cleaning processes with proven capability for 90, 65 and 45nm technology nodes. Our ZETA systems range in price from $1,000,000 to $2,400,000.

Subsequent generations of the ZETA system have increased capabilities with the addition of new tool packages and processes, including:

•	The FlashCleantm Advantage package, consisting of hardware, software and process advancements, enhances system productivity and performance by decreasing process time and increasing throughput.

•	The PlatNiStriptm process for nickel platinum films, which is designed to help our customers implement salicide formation at the 65nm and 45nm technology nodes.

•	The EcoBlendtm dilute acid process offers a cost-effective and environmentally friendly method to remove post-ash residues for aluminum and tungsten interconnect applications.

•	The ViPRtm technology is an ash-free, wet resist stripping process that eliminates the need for ashing on most implanted photoresist stripping steps. Ashing is a method of stripping photoresist using an excited gas such as oxygen plasma, ozone or hydrogen-containing plasma, which can cause surface damage and undesired material loss. ViPR technology is available on FSI’s ZETA G3 Spray Cleaning Platform.

To address our customers’ desire for environmentally friendly processes, we supply an ozonated water module for use with our ZETA and MERCURY spray processing systems and MAGELLAN immersion system. The use of ozone (a form of oxygen having three atoms to the molecule) in semiconductor processing uses only oxygen and water instead of sulfuric acid and hydrogen peroxide mixtures and lowers costs by reducing chemical consumption, water usage and waste treatment.

The MERCURY® System is a semi-automated batch spray processor designed for wafer sizes up to 200mm in diameter and process technologies through the 130nm node. The system offers the benefits of low capital cost and low cost of ownership in a small footprint. The MERCURY System ranges in price from $400,000 to $1,100,000 depending on features.

CryoKinetic Processing Systems.  Our ANTARES CryoKinetic Cleaning System is a fully automated, single-wafer cleaning platform designed for 200 and 300mm wafers. Cryokinetic cleaning is a physical energy transfer process used to remove non-chemically bonded particles from the surface of a microelectronic device. These systems offer a field-proven history of removing surface particle defects and improving customer yields. The ANTARES system uses an all-dry non-chemically reactive method for removing defects from all surface types from the beginning to the end of the device manufacturing process. Of particular benefit to our customers is its inherent compatibility with new device materials and increasingly smaller device features.

CryoKinetic clean technology allows our customers to insert particle removal steps in the manufacturing line where previous or traditional wet cleaning and scrubber methods have been phased out due to their incompatibility with new materials and their propensity to cause watermark residue and surface charge defects. Implementing the CryoKinetic clean technology allows our customers to recover yield that would normally be lost where traditional approaches cannot be used, such as after in-line electrical probing of wafers. Because of the increasing number of BEOL wiring levels on advanced devices, IC manufacturers are performing electrical tests on partially completed (in-line) wafers by contacting the wafer surface with metal probes. This in-line probing creates debris on the wafer surface that cannot be removed with traditional cleaning methods due to the sensitivity of the exposed materials (copper and low-k dielectrics). This debris results in extensive yield loss as the wafers proceed through the rest of the manufacturing process, causing IC manufacturers to scrap those wafers which are tested with in-line probing. The ANTARES clean can eliminate defects created by in-line electrical probing so IC makers can collect electrical test data without scraping wafers. In this case, the IC makers can test more wafers for better process control, which may result in higher yield.

The ANTARES system is also available with the AspectCleantm process. The AspectClean process is a method of removing particle defects from FEOL and BEOL patterned structures without altering film properties or physically damaging the structures, which is becoming more critical at each progressively smaller technology node. While traditional methods of defect reduction have been phased out due to wafer damage issues, the AspectClean process demonstrates a high removal efficiency on sensitive narrow structures without causing damage.

We believe the technical capabilities of the ANTARES system are extendable well beyond current technology nodes and may result in increased customer acceptance due to the limitations of scrubbing methods.* ANTARES systems range in price from $1,000,000 to $1,900,000.

Immersion Processing Systems.  Immersion cleaning systems are used to clean silicon wafers by immersing wafers in multiple tanks filled with process chemicals. These systems enable the implementation of high performance isopropyl alcohol (“IPA”) assisted drying to meet the critical cleaning requirements for 90, 65, and 45 nm technology nodes. Our MAGELLAN Immersion Cleaning System is a fully automated immersion cleaning product designed for either 200 or 300mm wafers at advanced technology nodes and is capable of multiple cleans, including critical clean, resist strip and etch. We believe this system compares favorably to competing systems through its process performance, flexibility, extendibility, and rapid cycle time in a footprint that is smaller than the leading competition when configured for specific applications. The MAGELLAN Immersion Cleaning System incorporates a portfolio of exclusive intellectual property, including our Surface Tension Gradient (STG®) rinse/dry technology, SymFlow® etch technology, ozone oxide re-growth technology, and narrow-gate-compatible MegaLenstm Acoustic Diffuser megasonic cleaning technology. The MAGELLAN System is qualified for several processes including FEOL critical clean, FEOL photoresist strip and post-ash clean, as well as oxide etch and nitride etch. The MAGELLAN System ranges in price from $2,500,000 to $3,800,000.

Vapor Processing Systems.  We discontinued the EXCALIBUR product line at the end of calendar year 2005 for advanced applications, but we have retained the extensive portfolio of intellectual property patents relating to this technology. We will continue to fill orders for existing customer demands, such as an EXCALIBUR system sale for an application in the microelectromechanical market (“MEMs”).

POLARIS® Systems and Services Products

POLARIS® Systems and Services (PSS) products are microlithography systems used to deposit polyimide resist and photoresist, light-sensitive, etch-resistant materials used to transfer an image to the surface of a silicon wafer, or similar material wafer, and then bake, chill and develop the deposited material. Our PSS business focuses on providing cost effective solutions to its existing base of POLARIS customers and for specialized markets, including wafer level packaging, MEMS, thin film head (a device manufactured on a silicon wafer which is capable of reading and writing information onto a compact disc or other information storage device), and radio frequency (RF) and optical devices.

Our PSS products and services include:

•	POLARIS Refresh Programtm, in which customers can purchase pre-owned, certified POLARIS clusters (an integrated environmentally isolated manufacturing system consisting of process, transport, and cassette modules mechanically linked together) made of both new and/or re-manufactured modules. This allows customers to add capacity for a lower capital investment. The ratio of new to pre-owned modules is based on customer expectations and the availability of used modules. These systems are able to accommodate a variety of processes and can be purchased in a new configuration or a system can be reconfigured and upgraded to match previously installed configurations;

•	Process applications and software support;

•	Engineering and equipment maintenance;

•	Robot refurbishment and replacement;

•	System and subsystem upgrades;

•	Systems operations and maintenance training; and

•	Spare parts.

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

Backlog and Seasonality

Our backlog consists of customer purchase orders with delivery dates within the next 12 months. Our backlog was $15.2 million at fiscal 2007 year-end and $39.8 million at fiscal 2006 year-end. Approximately 42% of our backlog at fiscal 2007 year-end was comprised of orders from Intel Corporation and Mikron JSC. Approximately 36% of our backlog at fiscal 2006 year-end was comprised of orders from Intel Corporation and Seagate Technology, Inc. The loss of any of these customers could have a material adverse effect on our operations. All orders are subject to cancellation by the customer and in some cases a penalty provision could apply to a cancellation.

In fiscal 2007 and 2006, no significant purchase orders were canceled. Because of the timing and relative size of certain orders we received and possible changes in delivery schedules and order cancellations, our backlog can vary from time to time so that backlog as of any particular date is not necessarily indicative of actual sales for any subsequent period. Our business is cyclical but is not seasonal to any significant extent.

Research and Development

We believe that our future success depends in large part on our ability to enhance and advance, in collaboration with our customers and other equipment and materials manufacturers, our existing SC product lines to meet the changing needs of microelectronics manufacturers. We believe that industry trends, such as the use of smaller circuit geometries, the increased use of larger substrates and manufacturers’ increased desire for integrated processing equipment, will make highly automated and integrated systems, including single substrate processing systems, more important to customers. For assistance in our development efforts, we maintain relationships with our customers and industry consortium, who help identify and analyze industry trends and assess how our development activities meet the industry’s advanced technology needs.

Our current research and development programs are focused on creating new processes and technologies for cleaning substrates without damaging the increasingly smaller patterned features being used for the most advanced IC devices. We are also conducting programs to increase process control and flexibility through monitoring and software management systems and process automation, robotics automation in the cleanroom, and integration of our product offerings with other suppliers’ products. Each of these programs involves collaboration with customers and other equipment manufacturers to ensure proper machine configuration and process development to meet industry requirements.

We maintain an 8,000-square-foot, state-of-the-art demonstration and process development laboratory for our SC business at our Chaska, Minnesota facility. In addition, we lease 2,500 square feet of laboratory and office space in Allen, Texas.

Expenditures for research and development, which are expensed as incurred, during fiscal 2007 were approximately $24.1 million, representing 20.7% of total sales. Expenditures for research and development during fiscal 2006 were approximately $24.3 million, representing 21.5% of total sales, and expenditures for research and development during fiscal 2005 were approximately $22.1 million, representing 25.6% of total sales.

We expect to continue to make substantial investments in research and development.* We also recognize the importance of managing product transitions successfully, as the introduction of new products could adversely affect sales of existing products.

Marketing, Sales and Support

We market our products worldwide to manufacturers of microelectronic devices. Our marketing and sales efforts are focused on building long-term collaborative relationships with our customers. These efforts are supported by marketing, sales, and service personnel, along with applications engineers. These worldwide FSI teams work collaboratively with individual IC manufacturers, in FSI process laboratories and at customer sites, to integrate FSI developed product and process innovations into customer process flows and optimize them according to customer priorities.

As of the end of fiscal 2007, our sales effort was supported by approximately 130 employees and contractors engaged in customer service and support. During fiscal 2007, we directly sold and serviced our products in North America, Europe and the Asia Pacific region, and through m•FSI, LTD in Japan.

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

International sales accounted for approximately 69% of total sales in fiscal 2007, 62% of total sales in fiscal 2006, and 64% of total sales in fiscal 2005.

Manufacturing, Raw Materials and Suppliers

We maintain manufacturing facilities in Chaska, Minnesota and Allen, Texas. We typically assemble our products and systems from components and prefabricated parts manufactured and supplied by others, including process controllers, robots, integrated circuits, power supplies, stainless steel pressure vessels, chamber bowls, valves and relays. Certain items manufactured by third parties are custom-made to our specifications. Typically, final assembly and systems tests are performed by our manufacturing personnel. Quality control is maintained through quality assurance programs with suppliers, incoming inspection of components, in-process inspection during equipment assembly, and final inspection and operation of manufactured equipment prior to shipment. We have a company-wide quality program in place and received ISO 9001 certification in 1994 and ISO 9000:2000 certification in 2003.

Certain of the components and subassemblies included in our products are obtained from a single supplier or a limited group of suppliers to ensure overall quality and delivery timeliness. We purchased 10% of our fiscal 2007 inventory purchases, 13% of our fiscal 2006 inventory purchases and 11% of our fiscal 2005 inventory purchases from Custom Fab Solutions. We purchased 10% of our fiscal 2006 inventory purchases from Entegris, Inc. Although we seek to reduce dependence on sole and limited-source suppliers, disruption or termination of certain of our inventory sources could have a temporary adverse effect on our operations. We believe that alternative sources could be obtained and qualified to supply these products, if necessary, but that production delays would likely occur in some cases.* Further, a prolonged inability to obtain certain components could have an adverse effect on our operating results, delay scheduled deliveries and result in damage to customer relationships.

Competition

The semiconductor equipment industry is very competitive and marked by continuous technological challenges. Significant competitive factors in the equipment market include system price, which encompasses total cost of ownership, quality, process performance, reliability, flexibility, extendibility, integration with other products, process or tool of record, and customer support.

Many of our established competitors have greater financial, engineering, research, development, manufacturing, marketing, service and support resources. To remain competitive, we must invest in research and development, marketing, customer service and support programs, and also manage our operating expenses. We cannot assure that we will have sufficient resources to continue to make these investments or that our products will continue to be viewed as competitive as a result of technological advances by existing or new competitors or due to changes in semiconductor technology.

Our SC products compete with, among others, DaiNippon Screen Manufacturing Co. Ltd., Kaijo Denki, S.E.S. Co., Ltd., Semitool, Inc., The SEZ Group, Tokyo Electron Ltd. and several smaller companies. Our PSS organization competes with various small equipment refurbishment, equipment maintenance and spare parts providers.

Customers

We sell products from one or more of our product lines to most major microelectronics manufacturers. We have an extensive history of sales to several of the largest integrated circuit manufacturers and over 100 active customers worldwide. The loss of any of these customers could have a material adverse effect on our operations. The following customers accounted for 10% or more of our total sales in fiscal 2007, 2006 and 2005 as follows:

	Fiscal	Fiscal	Fiscal
Customer	2007	2006	2005

Samsung Electronics	13%	11%	11%
Intel Corporation	11%	*	*
ST Microelectronics	*	14%	*
Texas Instruments	*	13%	14%
Seagate Technology, Inc.	*	11%	*

*	Customer accounted for less than 10% of our total sales during the fiscal year.

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

Under the new m•FSI distribution agreement entered into on May 15, 2007, m•FSI has exclusive distribution rights for five years with respect to our SC products in Japan. The distribution agreement with m•FSI may be terminated only upon the occurrence of certain events or conditions or as otherwise mutually agreed or at the end of the initial five-year term. There is no current obligation under the distribution agreement for m•FSI to purchase a specified amount or percentage of our products. However, a minimum purchase obligation is imposed on m•FSI beginning in fiscal 2009.

Patents, Trademarks and Intellectual Property

Our success depends upon a variety of factors, including proprietary technology. It is important to protect our technology by obtaining and enforcing patents. Consequently, we have an active program to file patent applications in the United States and other countries on inventions we consider significant. We also possess other proprietary intellectual property, including trademarks, know-how, trade secrets and copyrights. We also protect our proprietary information through confidentiality agreements with our employees and various third parties.

We have a number of patents in the United States and other countries, with additional applications pending. These patents may be challenged, invalidated or circumvented, or may not provide any competitive advantages to us. Pending applications may not result in patents and the claims allowed in future patents may not be sufficiently broad to protect our technology. The laws of some foreign countries may not permit the protection of our proprietary rights to the same extent as under the laws of the United States. Although we believe that the protections afforded by our patents, patent applications, and other intellectual property rights have value. Because of rapidly changing technology, our future success depends on the skills of our employees.

In the normal course of business, we occasionally receive and make inquiries about possible patent infringement. In dealing with such inquiries, it may be necessary or useful for us to obtain or grant licenses or other rights. However, we cannot assure that such license rights will be available to us on commercially reasonable terms, or even at all. The inability to obtain certain license or other rights, or to obtain such licenses or rights on favorable terms, or the need to engage in litigation could have a material adverse effect on us.

We offer our microlithography POLARIS system pursuant to a non-exclusive license from Texas Instruments Incorporated (“TI”). We have converted the license to a fully paid-up, worldwide license to sell and manufacture the POLARIS system. We also have the non-exclusive right to manufacture and sell related TI modules. The license agreement with TI continues until terminated. It may be terminated by either party upon a breach by the other, and the failure to cure, in accordance with the terms of the agreement.

We offer our SC ANTARES CX Cleaning System under license agreements from IBM. The licenses require certain minimum and system-based royalties. Royalties are based on the “royalty portion revenues” of licensed equipment that excludes amounts for freight, taxes, customers’ duties, insurance, discounts, and certain equipment not manufactured by us.

We have approximately 95 U.S. patents. Expiration dates range from February 2008 to February 2024. In addition, we have approximately 30 pending U.S. patent applications in various stages of the patent examination process.

Employees

As of August 25, 2007, we had approximately 429 full and part-time employees. Competition for highly skilled employees is intense. We believe that a great part of our future success depends upon our continued ability to retain and attract qualified employees. We are not subject to any collective bargaining agreements in the United States and have never been subject to a work stoppage. We are subject to collective bargaining agreements in Italy and France covering approximately 25 employees. We have never been subject to a work stoppage in Italy or France.

Environmental Matters

In January 2003, we received our certificate of registration from BSI Management Systems, an independent business services organization that certifies management systems and products, for its ISO 14001 environmental management system. ISO 14001 is an internationally recognized environmental management standard that empowers organizations to address the environmental impact of its activities, services and processes. The standard then provides a framework for enterprises to take steps to identify issues significant to them and implement environmental management programs to achieve improved performance. Registration with ISO 14001 allows companies to reaffirm that environmental processes are essential components of their business strategy. We have a long history of environmentally-friendly practices including research and development programs that actively seek ways to operate more environmentally efficient. We registered with ISO 14001 to emphasize our ongoing commitment to the preservation and protection of the environment, and to support existing environmental health and safety initiatives.

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

Since early calendar 2007, we, along with others in the semiconductor equipment industry, have experienced a downturn in orders for new equipment as well as delays in existing orders, primarily from logic and flash memory manufacturers. We cannot predict the extent and length of the current downturn in orders and the overall softening in the industry in these segments. In addition:

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

In the past several years, we have seen a trend toward consolidation in the microelectronics equipment industry. We expect the trend toward consolidation to continue as companies seek to strengthen or maintain their market positions in a rapidly changing industry.* We believe that industry consolidations may result in competitors that are better able to compete. This could have a significant negative impact on our business, operating results, and financial condition.

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

Our stock price has been volatile in the past and may continue to be so in the future. In fiscal 2007, our stock price ranged from $2.13 to $6.90 per share and in fiscal 2006, our stock price ranged from $3.72 to $7.18 per share.

The trading price of our common shares is subject to wide fluctuations in response to various factors, some of which are beyond our control, including factors discussed elsewhere in this report, and the following:

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

Almost all of our direct international sales are denominated in U.S. dollars. Nonetheless, changes in demand caused by fluctuations in interest and currency exchange rates may affect our international sales. We have direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region, and accordingly, we incur labor, service and other expenses in foreign currencies. As of August 25, 2007, we had not entered into any hedging activities and our foreign currency transaction gains and losses for fiscal 2007 were insignificant. We intend to evaluate various hedging activities and other options to minimize fluctuations in interest and currency exchange rates. There is no assurance that we will be successful in minimizing foreign exchange rate risks and such failure may reduce our international sales or negatively impact our operating results.

Because of the need to meet and comply with numerous foreign regulations and policies, the potential for change in the political and economic environments in foreign jurisdictions and the difficulty of managing business overseas, we may not be able to sustain our historical level of international sales.

We operate in a global market. In fiscal 2007, approximately 69% of our sales revenue derived from sales outside of the United States. In fiscal 2006, approximately 62% of our sales revenue derived from sales outside the United States. In fiscal 2005, approximately 64% of our sales revenue derived from sales outside the United States. We expect that international sales will continue to represent a significant portion of total sales.* Sales to customers outside the United States involve a number of risks, including the following:

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

If our significant customers reduce, delay, or cancel orders, then our operating results could suffer. Our largest customers have changed from year to year, however, sales to our top five customers accounted for approximately 42% of total revenues in fiscal 2007, 52% of total revenues in fiscal 2006 and 48% of total revenues in fiscal 2005. Samsung Electronics accounted for approximately 13% of our total sales in fiscal 2007 and 11% of our total sales in fiscal 2006 and 2005. Intel Corporation accounted for approximately 11% of our total sales in fiscal 2007. ST Microelectronics accounted for approximately 14% of total sales in fiscal

2006. Texas Instruments Incorporated accounted for approximately 13% of total sales in fiscal 2006 and 14% of total sales in fiscal 2005. Seagate Technology, Inc. accounted for approximately 11% of total sales in fiscal 2006. We currently have no long-term sales commitments with any of our customers. Instead, we generally make sales under purchase orders. All orders are subject to cancellation or delay by the customer.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must perform evaluations of our internal controls over financial reporting. Beginning at the end of fiscal 2005 and annually thereafter, we must include with our Form 10-K a report on our management’s assessment of the adequacy of such internal controls, and our independent registered public accounting firm must publicly attest to the effectiveness of our internal controls. Compliance with these requirements is complex and time-consuming. If we fail to timely or successfully comply with the requirements of Section 404, or if our independent registered public accounting firm does not timely attest to the evaluation, we could be subject to increased regulatory scrutiny and the public’s perception of us may change.

Changes to financial accounting standards may affect our reported results of operations.

We prepare our financial statements to conform with accounting principles generally accepted in the United States of America (“GAAP”). The GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission, the Financial Accounting Standards Board and various bodies formed to interpret and create appropriate accounting standards. A change in those standards can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced.

Accounting standards affecting many other aspects of our business, including rules relating to purchase accounting for business combinations, revenue recognition, in-process research and development charges, employee stock purchase plans and stock option grants, have recently been revised or are under review. Changes to those rules or the questioning of our current accounting practices may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statement and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

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

In February 2005, we sold our 162,000 square foot facility in Allen, Texas. Concurrent with the sale, we entered into a sublease of approximately 45,000 square feet of space in the facility. The lease ends on August 31, 2008; however, we have an option to extend the lease through August 31, 2009.

We also maintain small leased sales and service offices throughout Europe and Asia near our customer locations.

ITEM 3.	LEGAL PROCEEDINGS

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

There were no matters submitted to a vote of shareholders during the fourth quarter ended August 25, 2007.

ITEM 4A.	EXECUTIVE OFFICERS OF THE COMPANY

The executive officers are elected by the board of directors, generally for a term of one year, and serve until their successor is elected and qualified. The following table and discussion contains information regarding our current executive officers.

Name	Age	Position

John C. Ely(1)	48	Vice President, Global Sales and Service
Patricia M. Hollister(2)	47	Chief Financial Officer and Assistant Secretary
Donald S. Mitchell(3)	52	Chairman and Chief Executive Officer
Benno G. Sand(4)	53	Executive Vice President, Business Development and Investor Relations and Secretary

(1)	John Ely was named Vice President of Global Sales and Service in June 2003. He previously served as Executive Vice President; President, of our SC Division from August 2000 to June 2003. Mr. Ely was the SC Division’s Sales/ Marketing/Applications Manager from 1997 to 2000; General Manager from 1995 to 1997; Product Specialist/Product Manager from 1989 to 1995; and in direct sales from 1985 to 1989. Prior to joining FSI, Mr. Ely was in sales and served as the Western Territory Manager of Galtek, a subsidiary of Entegris, Inc. Mr. Ely is a director of SCD Mountain View, Inc., one of our subsidiaries.

(2)	Patricia Hollister has served as Chief Financial Officer since January 1998 and as Assistant Secretary since January 2000. She was our Corporate Controller from March 1995 to January 1998. Prior to joining FSI, Ms. Hollister was employed by KPMG LLP in Minneapolis, Minnesota where she served over 12 years on various audit and consulting engagements, most recently as a Senior Manager. Ms. Hollister is a director of various FSI-owned foreign subsidiaries as well as NVE Corporation.

(3)	Donald Mitchell was named Chief Executive Officer and President of FSI in December 1999 and became Chairman of the Board of Directors for FSI in January 2002. From its formation in 1998 until December 1999, he was President of Air Products Electronic Chemicals, Inc., a division of Pennsylvania-based Air Products and Chemicals, Inc. From 1991 to 1998, he served as President of Schumacher, a leading global chemical equipment and services supplier to the semiconductor industry. Throughout his career with Schumacher, he held various executive positions, including Vice President of Operations and Vice President of Sales and Marketing. Mr. Mitchell is a director of FSI and is also a director of Advanced Materials Sciences, Inc. Mr. Mitchell served as the 1999/2000 Chairman of the Board of Directors for Semiconductor Equipment and Materials International, a leading global industry trade association and was a member of the Board until July 2005.

(4)	Benno Sand has served as Executive Vice President, Business Development and Investor Relations since January 2000. He has served as Executive Vice President since January 1992 and Secretary since March 2002. Mr. Sand also served as Chief Administrative Officer from January 1998 to December 1999, as Chief Financial Officer from October 1990 to January 1998, and as Vice President of Finance from October 1987 to January 1992. Mr. Sand is a director of various FSI-owned United States and foreign subsidiaries as well as m•FSI LTD and MathStar, Inc.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ Global Marketsm under the symbol “FSII”. The following table sets forth the highest and lowest daily sale prices, as reported by the NASDAQ Global Market for the fiscal periods indicated:

	2007		2006
	High	Low	High	Low

Fiscal Quarter
First	$6.90	$5.27	$4.42	$3.72
Second	5.93	4.75	5.90	4.00
Third	5.25	4.07	5.98	4.27
Fourth	4.49	2.13	7.18	4.55

There were approximately 500 record holders of our common stock on October 23, 2007.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all earnings for use in our business and do not anticipate paying dividends in the foreseeable future.*

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The table that follows presents portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The Consolidated Statement of Operations data for the years ended August 25, 2007, August 26, 2006 and August 27, 2005, and the Consolidated Balance Sheet data as of August 25, 2007 and August 26, 2006, are derived from our audited consolidated financial statements, which are included elsewhere in this report. The Consolidated Statements of Operations data for the years ended August 28, 2004 and August 30, 2003 and the Consolidated Balance Sheet data as of August 27, 2005, August 28, 2004 and August 30, 2003 are derived from our audited consolidated financial statements which do not appear in this report. We changed our accounting for stock compensation expense effective August 28, 2005 in accordance with Statement of Financial Accounting Standards “SFAS” No. 123R, “Share-Based Payment.”

The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year or fiscal period.

Selected Historical Financial Data

	Fiscal Year Ended
	August 25,	August 26,	August 27,	August 28,	August 30,
	2007(8)(10)	2006(8)	2005	2004	2003
	(In thousands, except per share amounts)

Consolidated Statements of Operations Data:
Sales	$116,233	$113,241	$86,370	$114,404	$88,826
Gross margin(1)(3)	47,123	52,850	39,994	59,020	14,508
Selling, general, and administrative expenses(4)	34,542	36,218	35,291	39,547	38,602
Research and development expenses	24,086	24,321	22,078	22,458	31,126
Gain on sale of facility(5)	—	—	7,015	—	—
Transition agreement termination fee(2)	—	—	—	—	(2,750)
Write-down of fixed assets(1)	—	—	—	—	(7,000)
Operating loss	(11,505)	(7,689)	(10,360)	(2,985)	(64,970)
Impairment of investment(2)(7)(9)	(4,088)	(500)	—	—	(10,195)
Gain on marketable securities(6)	—	—	5,808	1,972	—
Equity in earnings (losses) of affiliates	27	(274)	450	779	(4,006)
Net (loss) income	$(14,586)	$(7,287)	$(3,302)	$141	$(78,557)
(Loss) income per share — diluted	$(0.48)	$(0.24)	$(0.11)	$0.00	$(2.66)
Weighted average common shares used in per share calculations — diluted	30,413	30,042	29,928	30,315	29,546
Consolidated Balance Sheets Data:
Total assets	$101,404	$127,544	$123,461	$140,410	$133,386
Total long-term debt	616	—	—	750	—
Stockholders’ equity	80,766	93,972	99,136	110,372	109,000
Dividends	—	—	—	—	—

(1)	During fiscal 2003, we recorded $19.0 million to cost of goods sold for inventory obsolescence charges related to our winding down of the Microlithography business. We also recorded an impairment charge of $7.0 million against the property, plant and equipment associated with the PSS business in fiscal 2003.

(2)	During fiscal 2003, we entered into a transition agreement with Metron Technology to terminate our distribution agreements and recorded a termination fee of $2.75 million. In addition, we recorded an impairment charge of $10.2 million in other expense related to the other than temporary impairment of our investment.

(3)	During fiscal 2007, we had sales of PSS product inventory with an original cost of $0.9 million that had previously been written down to zero. During fiscal 2006, we had sales of PSS product inventory with an original cost of $2.1 million that had previously been written down to zero. During fiscal 2005, we had sales of PSS product inventory with an original cost of $0.5 million that had been previously written down to zero. During fiscal 2004, we had sales of PSS product inventory with an original cost of $3.2 million that had been previously written down to zero. During fiscal 2003, we had sales of PSS product inventory with an original cost of $3.0 million that had been previously written down to zero.

(4)	During fiscal 2004, we recorded $3.4 million in selling, general and administrative expenses related to a patent litigation settlement.

(5)	During fiscal 2005, we recorded a $7.0 million gain on the sale of the Allen, Texas facility.

(6)	During fiscal 2005, we recorded a gain of $5.8 million on the Nortem (formerly Metron Technology) distributions. During fiscal 2004, we recorded a gain of $2.0 million on the sale of Metron Technology common stock. See Note 9 of the Notes to Consolidated Financial Statements for a discussion of the Nortem distribution and sale of Metron stock.

(7)	During fiscal 2006, we recorded an impairment charge of $0.5 million in other expense related to an investment in a Malaysian foundry.

(8)	Due to the implementation of SFAS 123R as of August 28, 2005, we recorded stock-based compensation expense of $28,000 in cost of goods sold, $439,000 in selling, general and administrative expenses and $126,000 in research and development expenses during fiscal 2007 and $54,000 in cost of goods sold, $743,000 in selling, general and administrative expenses and $342,000 in research and development expenses during fiscal 2006.

(9)	During fiscal 2007, we recorded an impairment and loss on sale of investment of $4.1 million related to transactions with m•FSI LTD. See Note 4 of the Notes to Consolidated Financial Statements for a discussion of our ownership of m•FSI LTD.

(10)	During fiscal 2007, we recorded severance and outplacement costs of $296,000 to cost of goods sold, $923,000 to selling, general and administrative expense and $592,000 to research and development expense. See Note 19 of the Notes to Consolidated Financial Statements for a discussion of certain cost reduction initiatives implemented during fiscal 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Application of Critical Accounting Policies and Estimates

In accordance with Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Our critical accounting policies and estimates are as follows:

•	revenue recognition;

•	valuation of long-lived assets;

•	estimation of valuation allowances and accrued liabilities, specifically product warranty, inventory provisions and allowance for doubtful accounts;

•	stock-based compensation; and

•	income taxes.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. If our equipment sales involve sales to our existing customers who have previously accepted the same type(s) of equipment with the same type(s) of specifications, we account for the product sales as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. We recognize the equipment revenue upon shipment and transfer of title. The other multiple elements also include installation, service contracts and training. Equipment installation revenue is valued based on estimated service person hours to complete installation and published or quoted service labor rates and is recognized when the installation has been completed and the equipment has been accepted by the customer. Service contract revenue is valued based on estimated service person hours to complete the service and published or quoted service labor rates and is recognized over the contract period. Training revenue is valued based on published training class prices or quoted rates and is recognized when the customers complete the training classes or when a customer-specific training period has expired. The published or quoted service labor rates and training class prices are rates actually charged and billed to our customers.

All other product sales with customer-specific acceptance provisions are recognized upon customer acceptance. Future revenues may be negatively impacted if we are unable to meet customer-specific acceptance criteria. Revenue related to spare part sales is recognized upon shipment or delivery based on the trade terms. Revenues related to maintenance and service contracts are recognized ratably over the duration of such contracts.

The timing and amount of revenue recognized depends on whether revenue is recognized upon shipment versus acceptance. For revenue recognized upon acceptance, it is dependent upon when customer-specific criteria are met.

Valuation of Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

If we determine that the carrying amount of long-lived assets, including intangible assets, may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $20.5 million as of August 25, 2007.

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including intangible assets, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates.

We did not recognize any impairment charges for our long-lived assets, including intangible assets, during fiscal 2007, 2006 or 2005. While we currently believe the expected cashflows from these long-lived assets, including intangible assets, exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if we no longer believe we will achieve our long-term projected sales or operating expenses, we may conclude in connection with any future impairment tests that the estimated fair value of our long-lived assets, including intangible assets, are less than the book value and recognize an impairment charge. Such impairment would adversely affect our earnings.

Product Warranty

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, releases of new products and other factors. The warranty periods for new equipment manufactured by us range from six months to two years. Special warranty provisions are also accrued for major rework campaigns. Although management believes the likelihood to be relatively low, claims experience could be materially different from actual results because of the introduction of new, more complex products; competition or other external forces; manufacturing changes that could impact product quality; or as of yet unrecognized defects in products sold.

Warranty provisions, claims and changes in estimates for the fiscal years ended August 25, 2007, August 26, 2006, and August 27, 2005 were as follows (in thousands):

	August 25,	August 26,	August 27,
	2007	2006	2005

Beginning balance	$3,964	$4,117	$4,575
Warranty provisions	1,514	2,112	1,244
Warranty claims	(1,667)	(2,265)	(1,702)

Ending balance	$3,811	$3,964	$4,117

Inventory Provisions

We record provisions for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these provisions are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives, forecasted sales demand and recoverability. Results could be materially different if demand for our products decreased because of economic or competitive conditions, length of the industry downturn, or if products become obsolete because of technical advancements in the industry or by us.

Since we recorded the PSS product inventory provisions as a result of the wind-down of our Microlithography business in the second quarter of fiscal 2003, we have had sales of PSS product inventory that had previously been written down to zero and reductions in inventory buyback requirements of $9.7 million and have disposed of $6.7 million of PSS product inventory. The original cost of PSS product inventory available for sale or to be disposed of as of August 25, 2007 that has been written down to zero was $8.6 million.

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

A rollforward of the allowance for doubtful accounts for the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005 is as follows (in thousands):

	Balance at				Balance
	Beginning				at End
	of Year	Recoveries	Adjustments	Write-Offs	of Year

Fiscal year ended August 25, 2007
Allowance for doubtful accounts (Deducted from accounts receivable)	$520	$(55)	$(43)	$(226)	$196
Fiscal year ended August 26, 2006
Allowance for doubtful accounts (Deducted from accounts receivable)	$922	$(336)	$(29)	$(37)	$520
Fiscal year ended August 27, 2005
Allowance for doubtful accounts (Deducted from accounts receivable)	$1,286	$—	$(265)	$(99)	$922

We collected $55,000 of receivables in fiscal 2007 and $336,000 in fiscal 2006 that had previously been written off resulting in credits to selling, general and administrative expenses.

Stock-Based Compensation

We implemented the fair value recognition provisions of SFAS No. 123R effective August 28, 2005 using the modified prospective method. Under this method, we recognize compensation expense for all stock-based awards granted on or after August 28, 2005 and for previously granted awards not yet vested as of August 28, 2005. We recorded stock compensation expense of $593,000 in fiscal 2007 and $1.1 million in fiscal 2006.

We utilize a Black-Scholes option pricing model to estimate fair value of each award on the date of grant. The Black-Scholes model requires the input of certain assumptions that involve management judgment. Key assumptions that affect the calculation of fair value include the expected life of stock-based awards and our stock price volatility. Additionally, we expense for only those shares expected to vest. The assumptions used in calculating the fair value of stock-based awards and the forfeiture rate of such awards reflect management’s best estimates. However, circumstances may change and additional data may become available over time, which could result in changes to these assumptions that materially impact the fair value determination of future awards or their estimated rate of forfeiture. If factors change and we use different assumptions in the application of SFAS 123R in future periods, the compensation expense recorded under SFAS 123R may differ significantly from the expense recorded in the current period. See Note 14 of Notes to Consolidated Financial Statements for additional information on stock-based compensation.

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

Industry Update

Gartner Group, a leading research organization, is forecasting that demand for semiconductors will increase approximately 4 percent to $273 billion in calendar 2007 from $263 billion in the prior year.* The increase is being driven by memory and microprocessor device demand. Semiconductor demand is forecasted by Gartner Group to grow approximately 8 percent to $295 billion in calendar 2008.*

Total equipment spending in calendar 2007 is expected by Gartner Group to increase approximately 4 percent to $43.7 billion as compared to $42.0 billion in 2006.* Currently analysts have a mixed view on calendar 2008 forecasted equipment spending, ranging from a significant decline to a modest increase. Gartner Group is forecasting equipment spending to be flat in calendar 2008 as compared to calendar 2007 as spending on memory device manufacturing capacity levels off to recover from the current overcapacity.*

When compared to prior cycles, device manufacturers are managing capacity increases carefully and acting quickly to delay new equipment purchases in response to slowing demand to prevent an inventory build-up. The current inventory levels support a cautious investment posture for device manufacturers. We believe that equipment spending will gradually improve each quarter throughout calendar 2008.*

With one or more of our flagship products placed at many of the top semiconductor device manufacturers, including a number of the memory suppliers, we remain optimistic with respect to our future growth opportunities. Assuming that we execute on existing and new tool evaluations, we believe we are in position to participate if and when leading device manufacturers add capacity in calendar 2008, especially at the 65 nm and lower technology nodes.*

Overview

According to Semiconductor Equipment and Materials International, or SEMI, a well known industry trade group:

•	Worldwide orders for semiconductor equipment declined 21 percent over the first seven months of calendar 2007.

•	Orders for surface conditioning/clean and dry equipment, our primary market, peaked in January 2007 at $252 million and declined each month to $139 million in July 2007, representing a 45 percent decline in monthly orders over a seven month period.

In response to this dramatic order decline in our served market we implemented cost reduction actions in March 2007 and again in the fourth quarter of fiscal 2007. With our headcount now down nearly 25 percent from the fiscal 2007 peak in January 2007 and a lower cost structure in place, we are focused on revenue growth and margin improvement.

During fiscal 2007, we expanded our presence in Asia and added two top memory device manufacturers to our growing list of leading device producers for advanced applications. We continued to place our flagship products at customers for evaluations and anticipate acceptance of these systems and follow-on orders in fiscal 2008.*

In fiscal 2007, we nearly doubled the throughput, number of silicon wafers processed per hour, of our MAGELLAN immersion cleaning system and improved its overall reliability and process performance. We released and placed initial ZETA batch spray processing systems running our enhanced ViPR technology. During fiscal 2007, we progressed with platform and applications development for our single wafer wet product. We expect to place several evaluation systems at customers during fiscal 2008.*

In the third quarter of fiscal 2007, we completed the restructuring of our contractual relationship with m•FSI LTD. We now own all intellectual property rights to the technology we supply to customers in Japan and have a five year exclusive, performance-based distribution arrangement with m•FSI. After selling a portion of our equity ownership to several financial investors and m•FSI management, we now own 20 percent of m•FSI.

Results of Operations

Sales Revenue and Shipments

Fiscal 2007 sales revenue increased to $116.2 million as compared to $113.2 million in fiscal 2006. The increase in sales in fiscal 2007 related to an increase in international sales of $9.3 million, partially offset by a $6.3 million decrease in domestic sales. Fiscal 2006 sales revenues increased 31% to $113.2 million as compared to $86.4 million in fiscal 2005. Sales increased in fiscal 2006 as compared to fiscal 2005 in all regions with increases in Asia of $12.3 million and the United States of $11.6 million related primarily to improved industry conditions.

Shipments were $116.9 million in fiscal 2007 as compared to $109.7 million in fiscal 2006 and $87.6 million in fiscal 2005.

Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Therefore, depending on timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or due to timing of acceptances, sales revenue may exceed shipments.

International sales were $79.6 million for fiscal 2007, representing 69% of total sales during fiscal 2007, $70.4 million for fiscal 2006, representing 62% of total sales during fiscal 2006, and $55.1 million for fiscal 2005, representing 64% of total sales during fiscal 2005. The increase in fiscal 2007 international sales was related to increases in Asia and Europe. The dollar increase in international sales revenue in fiscal 2006 as compared to fiscal 2005 was due to increases in all regions due to improved industry conditions, with the most significant increase in Asia. Due to its broader customer base, SC products have a higher percentage of international sales than PSS products. See Note 16 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s international sales.

We ended fiscal 2007 with a backlog of approximately $15.2 million as compared to $39.8 million at the end of fiscal 2006. Backlog consists of orders with delivery dates within the next 12 months for which a customer purchase order has been received. Because of the timing and relative size of orders and the possibility of cancellations or customer delays, backlog is not necessarily indicative of sales for future periods.

We expect first quarter fiscal 2008 orders to be between $17 million and $21 million.* This assumes the receipt of several follow-on orders that are anticipated late in the quarter.* We expect first quarter fiscal 2008 revenue to be in the range of $22 million to $25 million.* Achieving the high end of the revenue range is subject to us receiving purchase orders and obtaining timely acceptance from customers.

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

Gross margin as a percentage of sales was 40.5% for fiscal 2007 as compared to 46.7% for fiscal 2006 and 46.3% for fiscal 2005. The decrease in gross margins from fiscal 2006 to fiscal 2007 related to:

•	an increase in the percentage of international sales from 62% of total sales in fiscal 2006 to 69% of total sales in fiscal 2007;

•	a $1.0 million increase in inventory reserves associated with a decline in bookings;

•	a decrease in sales of PSS product inventory previously written down to zero from $2.1 million in fiscal 2006 to $0.9 million in fiscal 2007; and

•	$0.3 million of severance costs in fiscal 2007.

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

We expect the gross profit margins for the first quarter of fiscal 2008 to be between 40% to 42% of revenues, due to an anticipated change in product mix, as approximately 20% of our anticipated revenues are expected to be derived from our lower margin MAGELLAN product.* Our factory utilization rate is not expected to change significantly.*

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal 2007 were $34.5 million, or 29.7% of total sales, as compared to $36.2 million, or 32.0% of total sales, in fiscal 2006 and $35.3 million, or 40.9% of total sales, in fiscal 2005. The decrease in selling, general and administrative expenses in fiscal 2007 as compared to fiscal 2006 related primarily to savings associated with cost reduction efforts associated with headcount reductions, partially offset by $0.9 million of severance costs. The increase in the dollar amount of selling, general and administrative expenses in fiscal 2006 as compared to fiscal 2005 related to $0.7 million of stock compensation expense which was new in fiscal 2006, depreciation of our CRM system and increased sales and marketing expenses due to higher sales.

Selling, general and administrative expenses for the first quarter of fiscal 2008 are expected to be in the range of $7.4 million to $7.6 million, as we experience a full quarter of benefit from the cost reduction actions we took in the fourth quarter of fiscal 2007.*

Research and Development Expenses

Research and development expenses for fiscal 2007 were $24.1 million, or 20.7% of total sales, as compared to $24.3 million, or 21.5% of total sales, in fiscal 2006 and $22.1 million, or 25.6% of total sales, in fiscal 2005. The decrease in fiscal 2007 as compared to fiscal 2006 related primarily to cost reduction efforts associated with headcount reductions, partially offset by $0.6 million of severance costs. The increase in fiscal 2006 as compared to fiscal 2005 related primarily to our broadening the application capabilities of our products and supporting initial product placements at customers. In addition, we experienced an increase in engineering costs as we prepared for and shipped our first single wafer wet cleaning system in the fourth quarter of fiscal 2006.

We expect research and development expenses to range from $4.7 million to $4.9 million for the first quarter of fiscal 2008, as we continue to invest in new application and product development programs and support production of our single wafer wet product.*

Gain on Sale of Facility

We sold our facility in Allen, Texas in the second quarter of fiscal 2005 and received $14.4 million in net cash proceeds from the sale. The building and property, plant and equipment sold had a financial statement carrying amount of approximately $7.5 million at the close of the sale. We recorded a gain of $7.0 million on the sale in the second quarter of fiscal 2005. See Note 2 of the Notes to Consolidated Financial Statements for a discussion on the sale of this facility.

Gain on Marketable Securities

Gain on marketable securities was $5.8 million in fiscal 2005. The gain resulted from the Nortem (formerly Metron Technology) distributions in the third and fourth quarters of fiscal 2005. See Note 9 of the Notes to Consolidated Financial Statements for a discussion on the distributions from Nortem.

Impairment and Loss on Sale of Investment

We recorded $4.1 million of impairment and loss on the sale of investment in fiscal 2007 related to transactions with m•FSI LTD. See further discussion related to the transactions and the impairment at Note 4 of the Notes to Consolidated Financial Statements.

We recorded a $0.5 million impairment of an investment in fiscal 2006. We had an investment in a Malaysian foundry that was accounted for under the cost method. The investment was $0.5 million as of August 27, 2005. On March 22, 2006, the majority shareholder of this Malaysian foundry announced that the foundry would merge with another foundry and form a new entity. Subsequent to the merger announcement, we were contacted by the majority shareholder and given the option of selling our shares at a nominal value to the majority shareholder or providing additional debt to the foundry as part of a pre-merger restructuring. Based on this information, we deemed the investment as being fully impaired as of February 25, 2006 and recorded a loss of $0.5 million in the second quarter of fiscal 2006. We sold our shares in the foundry at a nominal value to the majority shareholder during the third quarter of fiscal 2006.

Income Tax Expense

We recorded income tax expense of $122,000 in fiscal 2007 and $50,000 in fiscal 2006 and 2005, primarily as a result of foreign and state taxes.

Our deferred tax assets on the balance sheet as of August 25, 2007 have been fully reserved for with a valuation allowance. We do not expect to reduce our valuation allowance until we are consistently profitable on a quarterly basis.*

We have net operating loss carryforwards for federal income tax purposes of approximately $153.0 million at August 25, 2007, which will begin to expire in fiscal 2011 through fiscal 2028 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization, which limits the amount that we can offset taxable income to approximately $1.4 million per year.

Equity in Earnings (Loss) of Affiliate

Equity in earnings (loss) of affiliates was approximately $27,000 for fiscal 2007, ($274,000) for fiscal 2006 and $450,000 for fiscal 2005. The losses in fiscal 2006 related primarily to a decrease in m•FSI LTD sales as well as a change in product mix.

After May 15, 2007, we discontinued recording equity in earnings (loss) of affiliate due to transactions with m•FSI LTD. See further discussion of our relationship with m•FSI at Note 4 of the Notes to Consolidated Financial Statements.

Net Loss

Net loss was $14.6 million in fiscal 2007 as compared to a net loss of $7.3 million in fiscal 2006 and a net loss of $3.3 million in fiscal 2005. The increase in net losses in fiscal 2007 as compared to fiscal 2006 related primarily to the impairment and loss on sale of investment of $4.1 million related to transactions with m•FSI LTD in fiscal 2007. The increase in net losses also related to a decrease in gross margins associated with an increase in the percentage of international sales from 62% of total sales in fiscal 2006 to 69% of total sales in fiscal 2007, as well as a $1.0 million increase in inventory reserves during fiscal 2007. The increase in net loss in fiscal 2006 as compared to fiscal 2005 related primarily to the $7.0 million gain on sale of facility in fiscal 2005.

Based upon achieving anticipated revenue, gross margin and operating expense levels, we expect to record a net loss of $1.5 million to $2.0 million in the first quarter of fiscal 2008.*

Liquidity and Capital Resources

Our cash, restricted cash, cash equivalents and marketable securities were approximately $24.5 million as of August 25, 2007, a decrease of $2.4 million from the end of fiscal 2006. The net decrease was primarily due to $4.1 million of cash used in operating activities, $1.6 million in capital expenditures and $0.5 million of principal payments on a capital lease. The decreases were net of $0.8 million of proceeds from the issuance of common stock, $2.0 million dividend received from m•FSI LTD and $1.2 million proceeds related to the sale of a portion of our investment in m•FSI LTD.

Accounts receivable decreased $5.6 million from the end of fiscal 2006. The decrease in trade accounts receivable related primarily to a decrease in shipments from $36.4 million in the fourth quarter of fiscal 2006 to $21.9 million in the fourth quarter of fiscal 2007. Trade receivables will fluctuate quarter to quarter depending on individual customers’ timing of ship dates, payment terms and cash flow conditions.

Inventory decreased approximately $6.1 million to $29.6 million at the end of fiscal 2007, as compared to $35.7 million at the end of fiscal 2006. The decrease in inventory related primarily to decreases in work in process and finished goods inventory associated with lower orders. Inventory provisions were $14.7 million at August 25, 2007 as compared to provisions of $13.8 million at the end of fiscal 2006. The increase in inventory provisions related to the decrease in bookings.

Trade accounts payable decreased approximately $5.3 million to $3.5 million as of August 25, 2007 as compared to $8.8 million at the end of fiscal 2006 related to the decreased inventory purchases.

Deferred profit was $3.3 million at the end of fiscal 2007 and $4.1 million at the end of fiscal 2006. The decrease in deferred profit related primarily to the decrease in shipments from $36.4 million in the fourth quarter of fiscal 2006 to $21.9 million in the fourth quarter of fiscal 2007.

As of August 25, 2007, our current ratio was 3.9 to 1.0, and working capital was $58.7 million.

The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating Lease Obligations	$1,908	$1,213	$614	$81	$—
Capital Lease Obligations	1,295	648	647	—	—
Purchase Accruals	1,494	1,494	—	—	—
Royalty Accruals	381	381	—	—	—
Other Long-Term Obligations	2,000	250	500	500	750

Total	$7,078	$3,986	$1,761	$581	$750

(1)	Other long-term obligations represent payments related to minimum royalty payments or discounts granted under a license agreement.

The contractual obligations table above does not include $1.3 million of income tax contingency accruals, as the timing of payments or reversals is uncertain.

Capital expenditures were $1.6 million in fiscal 2007, $2.2 million in fiscal 2006, and $1.8 million in fiscal 2005. We expect capital expenditures to be less than $300,000 in the first quarter of fiscal 2008.* Depreciation and amortization is expected to be between approximately $1.1 million and $1.2 million in the first quarter of fiscal 2008.*

At the expected revenue and expense run rate, we anticipate using $1.0 million to $2.0 million of cash for operations in the first quarter of fiscal 2008.* The cash usage assumes that we will continue to reduce our current inventory levels and experience an increase in accounts receivable from the fiscal 2007 year-end level.* We believe that with existing cash, cash receipts, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet our currently projected working capital requirements, and to meet other cash requirements through at least fiscal 2008.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies, particularly those that are complementary to our surface conditioning business.* We may fund such activities with additional equity or debt financing.* The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.* We currently do not have a line of credit arrangement.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

New Accounting Pronouncements

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3 “How Taxes Collected From Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-

producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. This statement is effective to financial reports for interim and annual reporting periods beginning after December 15, 2006. EIFT No. 06-3 became effective for us as of February 25, 2007. We collect various sales and value-added taxes on certain product and service sales, which are accounted for on a net basis.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB No. 108 is effective as of the end of fiscal year 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of August 27, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. We applied the provisions of SAB 108 using the cumulative effect transaction method in connection with the preparation of our annual financial statements for the year ended August 25, 2007. The application of SAB 108 resulted in a $310,000 decrease in accrued professional fees and other accrued expenses and a corresponding decrease in accumulated deficit as of August 27, 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based affiliates. As of August 25, 2007, our investments included a 20% interest in m•FSI LTD, which operates in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.

Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region starting in March 2003, we have and will continue to incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* As of August 25, 2007, we had not entered into any hedging activities and our foreign currency transaction gains and losses for fiscal 2007 were insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.

We do not have significant exposure to changing interest rates as we currently have no material long-term debt. As of the end of fiscal 2007, amortized cost approximated market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $245,000 based on our cash, restricted cash, cash equivalents and marketable securities balances as of August 25, 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended August 25, 2007, August 26, 2006 and August 27, 2005

	2007	2006	2005
	(In thousands, except per share amounts)

Sales (including sales to affiliates of $5,355, $5,924, and $4,130, respectively)	$116,233	$113,241	$86,370
Cost of goods sold	69,110	60,391	46,376

Gross margin	47,123	52,850	39,994
Selling, general and administrative expenses	34,542	36,218	35,291
Research and development expenses	24,086	24,321	22,078
Gain on sale of facility	—	—	7,015

Operating loss	(11,505)	(7,689)	(10,360)
Interest income	916	1,132	735
Gain on marketable securities	—	—	5,808
Impairment and loss on sale of investment	(4,088)	(500)	—
Other income, net	186	94	115

Loss before income taxes	(14,491)	(6,963)	(3,702)
Income tax expense	122	50	50

Loss before equity in earnings (loss) of affiliate	(14,613)	(7,013)	(3,752)
Equity in earnings (loss) of affiliate	27	(274)	450

Net loss	$(14,586)	$(7,287)	$(3,302)

Loss per share
Basic	$(0.48)	$(0.24)	$(0.11)
Diluted	$(0.48)	$(0.24)	$(0.11)
Weighted average common shares	30,413	30,042	29,928
Weighted average common and potential common shares	30,413	30,042	29,928

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 25,	August 26,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$15,040	$15,672
Restricted cash	151	144
Marketable securities	8,800	11,100
Trade accounts receivable, less allowance for doubtful accounts of $196 and $520, respectively	17,609	22,646
Trade accounts receivable from affiliate	—	528
Inventories	29,625	35,682
Other receivables	4,551	4,297
Prepaid expenses and other current assets	2,951	7,042

Total current assets	78,727	97,111

Property, plant and equipment, net	20,022	20,395
Restricted cash	500	—
Investment	460	7,632
Intangible assets, net	496	1,246
Deposits and other assets	1,199	1,160

Total assets	$101,404	$127,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,458	$8,803
Accrued expenses	11,365	15,212
Current portion of capital lease obligations	561	—
Customer deposits	1,306	5,408
Deferred profit	3,332	3,758
Deferred profit with affiliate	—	391

Total current liabilities	20,022	33,572
Capital lease obligations	616	—
Commitments and contingencies (Notes 5 and 21) Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized; none issued and outstanding	—	—
Series A Junior Participating Preferred stock, no par value; 300 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 30,545 and 30,309 shares, respectively	225,974	225,169
Accumulated deficit	(146,328)	(132,052)
Accumulated other comprehensive loss	(575)	(218)
Other stockholders’ equity	1,695	1,073

Total stockholders’ equity	80,766	93,972

Total liabilities and stockholders’ equity	$101,404	$127,544

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Years Ended August 25, 2007, August 26, 2006 and August 27, 2005

				Accumulated
	Common Stock			Other	Other
	Number of		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Deficit	(Loss) Income	Equity	Total
	(In thousands)

Balance August 28, 2004	29,942	$226,078	$(121,463)	$5,757	$—	$110,372
Stock issuance	182	628	—	—	—	628
Retirement of stock	(250)	(3,031)	—	—	—	(3,031)
Comprehensive (loss) income:
Change in unrealized holding gains on investments	—	—	—	(5,243)	—	(5,243)
Cumulative translation adjustment	—	—	—	(288)	—	(288)
Net loss	—	—	(3,302)	—	—	(3,302)

Total comprehensive loss	—	—	—	—	—	(8,833)

Balance August 27, 2005	29,874	223,675	(124,765)	226	—	99,136
Stock issuance	435	1,494	—	—	—	1,494
Comprehensive (loss) income:
Cumulative translation adjustment	—	—	—	(444)	—	(444)
Net loss	—	—	(7,287)	—	—	(7,287)

Total comprehensive loss	—	—	—	—	—	(7,731)
Stock compensation expense	—	—	—	—	1,073	1,073

Balance August 26, 2006	30,309	225,169	(132,052)	(218)	1,073	93,972
Cumulative effect adjustment as a result of the adoption of SAB 108	—	—	310	—	—	310
Stock issuance	236	805	—	—	—	805
Comprehensive (loss) income:
Cumulative translation adjustment	—	—	—	(357)	—	(357)
Net loss	—	—	(14,586)	—	—	(14,586)

Total comprehensive loss	—	—	—	—	—	(14,943)
Stock compensation expense	—	—	—	—	622	622

Balance August 25, 2007	30,545	$225,974	$(146,328)	$(575)	$1,695	$80,766

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended August 25, 2007, August 26, 2006 and August 27, 2005

	2007	2006	2005
	(In thousands)

Operating Activities
Net loss	$(14,586)	$(7,287)	$(3,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	593	1,139	—
Impairment and loss on sale of investment	4,088	500	—
Gain on marketable securities	—	—	(5,808)
Gain on sale of facility	—	—	(7,015)
Depreciation	3,663	3,389	3,630
Amortization	508	538	783
Equity in (earnings) loss of affiliate	(27)	274	(450)
Gain on sale or disposal of equipment	(17)	—	(1)
Changes in operating assets and liabilities:
Restricted cash	(6)	138	5,755
Trade accounts receivable	5,564	2,056	(2,625)
Inventories	6,057	(10,965)	2,662
Prepaid expenses and other current assets	3,837	(3,226)	(1,356)
Trade accounts payable	(5,345)	3,600	(4,267)
Accrued expenses	(3,520)	2,463	(7,867)
Customer deposits	(4,102)	4,189	965
Deferred profit	(817)	(1,071)	1,613

Net cash used in operating activities	(4,110)	(4,263)	(17,283)
Investing Activities
Capital expenditures	(1,590)	(2,228)	(1,755)
Purchases of marketable securities	(85,850)	(292,250)	(440,774)
Sales of marketable securities	88,150	301,395	439,709
Proceeds from sale of investment	1,238	—	—
Dividend from affiliate	2,047	208	—
Proceeds on marketable securities distribution	—	—	7,212
Investment in affiliate	—	—	(490)
Investment in license fee	—	—	(510)
(Increase) decrease in deposits and other assets	(39)	38	(46)
Proceeds from sale of property, plant and equipment	17	—	14,405

Net cash provided by investing activities	3,973	7,163	17,751
Financing Activities
Net proceeds from issuance of common stock	805	1,494	628
Increase in restricted cash	(500)	—	—
Principle payments on capital lease	(511)	—	—

Net cash (used in) provided by financing activities	(206)	1,494	628
Effect of exchange rate on cash	(289)	(74)	(88)

(Decrease) increase in cash and cash equivalents	(632)	4,320	1,008
Cash and cash equivalents at beginning of year	15,672	11,352	10,344

Cash and cash equivalents at end of year	$15,040	$15,672	$11,352

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended August 25, 2007, August 26, 2006 and August 27, 2005

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FSI International, Inc. and its wholly owned subsidiaries, FSI International Asia, Ltd., FSI International Semiconductor Equipment Pte. Ltd., FSI International (France) SARL, FSI International (Germany) GmbH, FSI International (Italy) S.r.l., FSI International (Holding) B.V., FSI International Netherlands B.V., FSI International (UK) Limited, FSI International (Shanghai) Co., Ltd., FSI International (Korea) Co., Ltd., FSI International Israel, Ltd., SCD Mountain View, Inc., and Semiconductor Systems, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. During fiscal 2007, the Company closed its branch office, FSI Malaysia SDN GHD. During fiscal 2005, the Company closed FSI International, Ltd., a foreign sales corporation (FSC).

The Company’s fiscal year ends on the last Saturday in August and is comprised of 52 or 53 weeks. Fiscal 2007, 2006 and 2005 consisted of 52-week periods.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. If the Company’s equipment sales involve sales to its existing customers who have previously accepted the same type(s) of equipment with the same type(s) of specifications, the Company accounts for the product sale as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. The Company recognizes the equipment revenue upon shipment and transfer of title. The other elements may include installation, service contracts and training. Equipment installation revenue is valued based on estimated service person hours to complete installation and published or quoted service labor rates and is recognized when the labor has been completed and the equipment has been accepted by the customer. Service contract revenue is valued based on estimated service

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

person hours to complete the service and published or quoted service labor rates and is recognized over the contract period. Training revenue is valued based on published training class prices and is recognized when the customers complete the training classes or when a customer-specific training period has expired. The published or quoted service labor rates and training class prices are rates actually charged and billed to the Company’s customers.

All other product sales with customer specific acceptance provisions are recognized upon customer acceptance. Revenue related to spare parts sales is recognized upon shipment or delivery based on the trade terms. Revenue related to maintenance and service contracts are recognized ratably over the duration of the contracts.

Other Comprehensive Loss

Other comprehensive loss pertains to revenues, expenses, gains, and losses that are not included in net (loss) income, but rather are recorded directly in stockholders’ equity. For fiscal 2007, 2006 and 2005, other comprehensive loss consisted of foreign currency translation adjustments and unrealized holding gains on investments.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Marketable Securities

The Company accounts for its marketable securities as available-for-sale.

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

A rollforward of the allowance for doubtful accounts for the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005 is as follows (in thousands):

	Balance at				Balance
	Beginning				at End
	of Year	Recoveries	Adjustments	Write-Offs	of Year

Fiscal year ended August 25, 2007
Allowance for doubtful accounts (Deducted from accounts receivable)	$520	$(55)	$(43)	$(226)	$196
Fiscal year ended August 26, 2006
Allowance for doubtful accounts (Deducted from accounts receivable)	$922	$(336)	$(29)	$(37)	$520
Fiscal year ended August 27, 2005
Allowance for doubtful accounts (Deducted from accounts receivable)	$1,286	$—	$(265)	$(99)	$922

We collected $55,000 of receivables in fiscal 2007 and $336,000 in fiscal 2006 that had previously been written down to zero, resulting in credits to selling, general and administrative expenses.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories are valued at the lower of cost, determined by the first-in, first-out method, or net realizable value. The Company records provisions for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these provisions are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives, forecasted sales demand and recoverability.

Property, Plant and Equipment

Building and related costs are carried at cost and depreciated on a straight-line basis over a 5 to 30-year period. Leasehold improvements are carried at cost and depreciated over a three- to fifteen-year period or the term of the underlying lease, whichever is shorter. All other property, plant and equipment assets are carried at cost and depreciated on a straight-line method over their estimated economic lives. Principal economic lives for these assets are one to seven years. Software developed for internal use is depreciated over three to five years beginning when the system is placed in service. Maintenance and repairs are expensed as incurred; significant renewals and improvements are capitalized.

Intangible Assets

The Company amortizes intangible assets on a straight-line basis over their estimated economic lives which range from two to nine years.

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

The Company routinely considers whether indicators of impairment of its property and equipment assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the asset in question is less than the carrying amount of the asset. If less, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. Fair value is determined by discounted estimated future cash flows, appraisals or other methods deemed appropriate. If the asset determined to be impaired is to be held and used, the Company recognizes an impairment charge to the extent that the carrying amount of the asset exceeds its fair value. Net intangible assets and long-lived assets amounted to $20.5 million as of August 25, 2007.

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including intangible assets, including the operating and macroeconomic factors that may affect them. The Company uses historical financial information, internal plans and projections and industry information in making such estimates.

The Company did not recognize any impairment charges for our long-lived assets, including intangible assets, during fiscal 2007, fiscal 2006 or fiscal 2005. Although the Company has not generated positive cash flows in certain prior years, management believes that based on cost reduction actions and revenue growth and margin improvement initiatives, that the Company will have cash flows from these long-lived assets in the future. While the Company currently believes the expected cash flows from these long-lived assets, including

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets, exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if the Company no longer believes it will achieve its long-term projected sales or operating expenses, the Company may conclude in connection with any future impairment tests that the estimated fair value of its long-lived assets, including intangible assets, are less than the book value and recognize an impairment charge. Such impairment would adversely affect the Company’s earnings.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting. The Company accounts for tax credits as reductions of income tax expense in the year in which such credits are allowable for tax purposes.

The Company’s effective income tax rate is based on income, statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it operates. The Company has established valuation allowances against its U.S. and non-U.S. net operating losses to reflect the uncertainty of its ability to fully utilize these benefits given the limited carryforward periods permitted by the various jurisdictions. The evaluation of the realizability of the Company’s net operating losses requires the use of considerable management judgment to estimate the future taxable income for the various jurisdictions, for which the ultimate amounts and timing of such estimates may differ. The valuation allowance can also be impacted by changes in the tax regulations.

Significant judgment is required in determining the Company’s contingent tax liabilities. The Company has established contingent tax liabilities using management’s best judgment and adjusts these liabilities as warranted by changing facts and circumstances.

Product Warranty

Generally, the Company warrants to the original purchaser that new equipment manufactured by it is free from defects in material and workmanship for six months to two years, depending upon the product or customer agreement. Provision is made for the estimated cost of maintaining product warranties at the time the product is sold. Special warranty provisions are also accrued for major rework campaigns.

Warranty provisions, claims and changes in estimates for the fiscal years ended August 25, 2007, August 26, 2006, and August 27, 2005 were as follows (in thousands):

	August 25,	August 26,	August 27,
	2007	2006	2005

Beginning balance	$3,964	$4,117	$4,575
Warranty provisions	1,514	2,112	1,244
Warranty claims	(1,667)	(2,265)	(1,702)

Ending Balance	$3,811	$3,964	$4,117

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Foreign currency transaction gains (losses) are included in other income, net.

Loss Per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share for fiscal years 2007, 2006 and 2005 does not include the effect of potential dilutive common shares as their inclusion would be antidilutive. The number of potential dilutive common shares excluded from the computation of diluted loss per share was 3,578,000 for fiscal 2007, 3,699,000 for fiscal 2006 and 4,001,000 for fiscal 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

On August 28, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective method. As a result, for fiscal 2007 and 2006, the Company’s results of operations reflect compensation expense for new stock options granted and vested under its stock incentive plan and employees stock purchase plan during the fiscal year and the unvested portion of previous stock option grants which vested during the fiscal year.

New Accounting Pronouncements

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) , “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying the financial statement misstatements. SAB No. 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB No. 108 is effective as of the end of fiscal year 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of August 27, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of its annual financial statements for the year ended August 25, 2007. The application of SAB 108 resulted in a $310,000 decrease in accrued professional fees and other accrued expenses and a corresponding decrease in accumulated deficit as of August 27, 2006.

Revisions

Current assets and current liabilities as of August 26, 2006 have both been adjusted to reflect a $3.8 million increase to properly present VAT receivables and payables on a gross basis.

(2)	Sale of Allen Facility

In February 2005, the Company sold its Allen, Texas facility, together with the majority of the business equipment to an electronics industry buyer and received approximately $14.4 million in net cash proceeds from the sale. The building and property, plant and equipment sold had a financial statement carrying amount of approximately $7.5 million as of the closing date of the sale. The Company retained ownership of approximately four acres of land adjacent to the site. The Company recorded a gain of $7.0 million on the sale.

Concurrent with the sale, the Company entered into a sublease of approximately 45,000 square feet of space in the facility for the Company’s POLARIS® system and service operations. As the present value of the leaseback rentals was less than 10% of the fair value of the facility, it was considered minor, and the entire gain of approximately $7.0 million was recognized upon the close of the sale. The sublease expires on August 31, 2008; however, the Company has an option to extend the lease through August 31, 2009.

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

The carrying amount of the Company’s financial instruments, which includes cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, approximate fair value at August 25, 2007, due to their short maturities.

As of August 25, 2007 and August 26, 2006, all marketable securities were classified as available-for-sale. The carrying amount of marketable securities was $8,800,000 as of August 25, 2007 and $11,100,000 as of August 26, 2006.

Gross unrealized holding gains were immaterial as of August 25, 2007 and August 26, 2006. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available to meet the Company’s current cash requirements.

(4)	Related Party Transactions

Prior to the transaction described below, the Company owned a 49 percent equity interest in m•FSI, LTD (“m•FSI”), a Japanese joint venture company formed in 1991 among the Company, Mitsui & Co., Ltd. (“Mitsui”) and Mitsui’s wholly owned subsidiary, Chlorine Engineers Corp., Ltd. (“CEC”). m•FSI is engaged in the manufacturing and distribution in the Japanese market of semiconductor equipment and products, including certain products of the Company. On May 15, 2007 (the “Closing Date”), the Company, CEC, Mizuho Capital Co., Ltd, (“Mizuho”), The Yasuda Enterprise Development III, Limited Partnership (“Yasuda”) and certain m•FSI managers (“m•FSI Management Group”) entered into a Stock Purchase Agreement (the “Agreement”). The m•FSI Management Group does not include any officers or employees of the Company. Under the Agreement, m•FSI paid on the Closing Date, a $4.2 million dividend to its shareholders prior to the sales contemplated in the Agreement, of which the Company received approximately $2.0 million. Under the Agreement, CEC and MBK Project Holdings Ltd. (“MPH”), a wholly owned subsidiary of Mitsui, sold all of their combined 51 percent equity ownership in m•FSI and the Company sold 28.4 percent of its equity ownership in m•FSI, or a total of 79.4 percent, to Yasuda, Mizuho and the m•FSI Management Group for a total purchase price of $1.8 million. On the Closing Date, the Company received total proceeds of $3.2 million, net of applicable taxes. At the end of fiscal 2007, the Company had a 20% equity ownership in m•FSI. As a result of the transaction, the Company’s ownership and business relationship with m•FSI changed such that the Company no longer had the ability to exercise significant influence over m•FSI. Therefore, the Company began to account for its investment in m•FSI under the cost method after completion of the transaction. Previously, the Company accounted for its investment in m•FSI under the equity method. On the Closing Date, the Company entered into a Termination and Release Agreement with Mitsui, CEC, MPH and m•FSI, for the termination of the following agreements and any amendments thereto:

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and m•FSI also entered into a new distribution agreement, with an initial five-year term, providing m•FSI with the exclusive right to sell, lease or otherwise distribute the Company’s SC products in Japan.

The Company sold approximately $5,355,000 in fiscal 2007, $5,924,000 in fiscal 2006 and $4,130,000 in fiscal 2005 of its products in the aggregate to m•FSI LTD as an affiliate. Trade accounts receivable from m•FSI LTD was $528,000 at August 26, 2006 and deferred profit with m•FSI LTD was $391,000 at August 26, 2006. As of August 25, 2007, m•FSI LTD is no longer considered an affiliate.

(5)	Lease Commitments

The Company has capital and operating lease agreements for equipment and manufacturing and office facilities. The future net minimum lease payments for all leases with noncancellable lease terms in excess of one year at August 25, 2007 are as follows (in thousands):

	Operating	Capital
	Leases	Lease

Fiscal Year Ending August:
2008	$1,213	$648
2009	433	647
2010	181	—
2011	79	—
2012	2	—

Total minimum lease payments	$1,908	$1,295

Less imputed interest		(118)

Total lease obligations		$1,177

Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended
	August 25,	August 26,	August 27,
	2007	2006	2005

Rent expense for operating leases	$1,723	$1,735	$1,552

(6)	Inventories

Inventories are summarized as follows (in thousands):

	August 25,	August 26,
	2007	2006

Finished goods	$3,614	$4,756
Work in process	10,961	17,435
Subassemblies	3,480	2,911
Raw materials and purchased parts	11,570	10,580

	$29,625	$35,682

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Property, Plant and Equipment

The components of property, plant and equipment are as follows (in thousands):

	August 25,	August 26,
	2007	2006

Land	$224	$224
Building and leasehold improvements	33,079	32,749
Office furniture and equipment	4,410	4,477
Computer hardware and software	18,727	19,850
Manufacturing equipment	1,955	1,969
Lab equipment	19,948	17,303
Tooling	265	515
Capital programs in progress	43	233

	78,651	77,320
Less accumulated depreciation and amortization	(58,629)	(56,925)

	$20,022	$20,395

Lab equipment as of August 25, 2007 included $1,687,000 of assets acquired under a capital lease.

(8)	Intangible Assets

The Company amortizes intangible assets on a straight-line basis over their estimated economic lives, which range from two to nine years. The estimated aggregate amortization of intangible assets for the next two years is $436,000 in fiscal 2008 and $60,000 in fiscal 2009.

The Company has no intangible assets with indefinite useful lives. Intangible assets as of August 25, 2007 and August 26, 2006 consist of the following (in thousands):

	As of August 25, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$9,150	$9,150	$—
Patents	4,285	3,789	496
License fees	500	500	—
Other	420	420	—

	$14,355	$13,859	$496

	As of August 26, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$9,150	$9,150	$—
Patents	4,285	3,353	932
License fees	1,010	696	314
Other	420	420	—

	$14,865	$13,619	$1,246

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Gain on Sale of Marketable Securities

The Company accounted for its investment in Metron Technology as a marketable equity security available-for-sale and carried the investment at fair market value per the closing price of Metron Technology’s stock as reported on the Nasdaq National Market. On August 16, 2004, Metron Technology entered into a Stock and Asset Purchase Agreement (“Purchase Agreement”) with Applied Materials, Inc. (“Applied”). On December 14, 2004, Applied, pursuant to the Purchase Agreement, acquired the worldwide operating subsidiaries and business of Metron Technology. Applied paid $84.6 million in cash to Metron Technology upon closing on December 14, 2004. In connection with the consummation of the asset sale to Applied, Metron Technology changed its name to Nortem N.V. (“Nortem”) and began a liquidation process. Nortem was delisted from the Nasdaq National Market on April 15, 2005 and began trading over-the-counter. Shareholders of Nortem received two liquidating distributions. The initial distribution was made on March 14, 2005 at $3.75 per share. The Company received $5.6 million and recorded a gain of $4.2 million in the third quarter of fiscal 2005. In June 2005, the Company received the final distribution from Nortem, net of certain Dutch withholding taxes. A portion of the final distribution was deemed a dividend, and that portion was subject to withholding tax. The net distribution was approximately $1.02 per share. The Company recorded a gain of $1.6 million in the fourth quarter of fiscal 2005 related to this final distribution.

(10)	Accrued Expenses

Accrued expenses are summarized as follows (in thousands):

	August 25,	August 26,
	2007	2006

Salaries and benefits	$4,348	$3,667
Product warranty	3,811	3,964
Professional fees	307	489
Income taxes	1,175	1,260
VAT taxes	321	4,257
Other	1,403	1,575

	$11,365	$15,212

(11)	Deferred Profit

Deferred profit as of the end of the fiscal year consists of (in thousands):

	August 25,	August 26,
	2007	2006

Deferred revenue	$5,826	$5,163
Deferred cost of goods sold	(2,494)	(1,014)

Deferred profit	$3,332	$4,149

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Income Taxes

Loss before income taxes and equity in earnings (losses) of affiliate was derived from the following sources (in thousands):

	Fiscal Year Ended
	August 25,	August 26,	August 27,
	2007	2006	2005

Domestic	$(10,574)	$(3,521)	$(108)
Foreign	(3,917)	(3,442)	(3,594)

	$(14,491)	$(6,963)	$(3,702)

Income tax expense is summarized as follows (in thousands):

	Fiscal Year Ended
	August 25,	August 26,	August 27,
	2007	2006	2005

Current:
Foreign	$102	$—	$—
State	20	50	50

	$122	$50	$50

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 25, 2007 and August 26, 2006 are as follows (in thousands):

	August 25,	August 26,
	2007	2006

Deferred tax assets:
Inventory	$6,460	$6,085
Deferred profit	491	604
Accounts receivable	74	198
Property, plant and equipment, net	195	109
Credit carryforwards	5,498	2,450
Net operating loss carryforwards	62,750	61,200
Accruals	2,127	2,114

Total gross deferred tax assets	77,595	72,760
Deferred tax liabilities:
Intangibles	189	354
Other, net	131	156
Investment in foreign affiliate	118	2,043

Total gross deferred tax liabilities	438	2,553
Less valuation allowance	(77,157)	(70,207)

Net deferred tax assets	$—	$—

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective income tax expense differs from the expected statutory federal income tax as follows (in thousands):

	Fiscal Year Ended
	August 25,	August 26,	August 27,
	2007	2006	2005

Expected federal income tax benefit	$(5,072)	$(2,437)	$(1,296)
State income tax benefit before valuation allowance	(413)	(185)	(106)
Research activities credit	(390)	(50)	—
Valuation allowance	5,627	2,261	1,384
Stock compensation expense	207	—	—
Foreign withholding tax	102	—	—
Other items, net	61	461	68

	$122	$50	$50

The Company recorded a tax liability of $122,000 for fiscal 2007 and $50,000 for each of fiscal 2006 and 2005, which is the result of foreign and state taxes.

The Company has net operating loss carryforwards for federal purposes of approximately $153.0 million at August 25, 2007, which will begin to expire in fiscal 2011 through fiscal 2028 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year. The Company has net operating loss carryforwards for state purposes of approximately $68.8 million which will expire at various times, beginning with fiscal year 2008, if not utilized.

The Company maintains a valuation allowance to fully reserve against its net deferred tax assets due to uncertainty over the ability to realize these assets. The change in the valuation allowance during the fiscal year 2007 was $7.0 million. The change impacted tax expense equal to $5.6 million. Included in the August 25, 2007 valuation allowance balance of $77.2 million is $3.6 million, which will be recorded as a credit to stockholders’ equity, if it is determined in the future that this portion of the valuation allowance is no longer required.

(13)	Retirement Plans

The Company has an Employee 401(k) Retirement Plan, which allows for discretionary profit sharing contributions, covering eligible employees. Contributions under the plans are determined by means of a formula or at the discretion of the Board of Directors. Beginning in January 2005, the Company contributed 3% of employee salaries to the 401(k). The Company contributed approximately $877,000 in fiscal 2007, $869,000 in fiscal 2006 and $517,000 in fiscal 2005.

In addition, the Company has statutory pension plans in Europe and Asia.

(14)	Stock Options

The Company’s 1997 Omnibus Stock Plan (the “Plan”), which was approved by the Company’s shareholders, authorizes stock-based awards (“Awards”) to purchase up to 5,100,000 shares of the Company’s common stock, expired in January 2007. The Company has awards outstanding under this and other inactive plans. Under the Plan, the Plan Committee had the power to make Awards, to determine when and to whom Awards will be granted, the form of each Award, the amount of each Award, and any other terms or conditions of each Award consistent with the Plan. Awards generally vest over a three-year period and expire in ten years.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 28, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective method. As a result, for the year ended August 26, 2006, the Company’s results of operations reflected compensation expense for new stock options granted and vested under its stock incentive plan and employees stock purchase plan during fiscal 2007 and 2006 and the unvested portion of previous stock option grants which vested during the fiscal years. Amounts recognized in the statements of operations for the fiscal years related to stock-based compensation are as follows (in thousands):

	Year Ended	Year Ended
	August 25,	August 26,
	2007	2006

Total cost of stock-based compensation	$593	$1,139
Amount capitalized in inventory and property and equipment	—	—

Amounts charged against loss before income taxes	593	1,139
Amount of income tax benefit recognized in earnings	—	—

Amount charged against net loss	$593	$1,139

Stock-based compensation expense was reflected in the statements of operations for fiscal 2007 and 2006 as follows (in thousands):

	Year Ended	Year Ended
	August 25,	August 26,
	2007	2006

Cost of goods sold	$28	$54
Selling, general and administrative	439	743
Research and development	126	342

Amount charged against net loss	$593	$1,139

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

2005

Net loss, as reported	$(3,302)
Add: Stock-based employee compensation expense recognized in statements of operations	—
Less: Stock-based employee compensation expense determined under fair value based method	(3,979)

Pro forma net loss	$(7,281)

Net loss per common share:
Basic — as reported	$(0.11)
Basic — pro forma	$(0.24)
Diluted — as reported	$(0.11)
Diluted — pro forma	$(0.24)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of an option. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted under the Company’s Plan and the Employees Stock Purchase Plan (“ESPP”) during fiscal 2007, 2006 and 2005 using the Black-Scholes option-pricing model:

	Options			ESPP
Fiscal Year	2007	2006	2005	2007	2006	2005

Annualized dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	69.0%	68.5%	70.5%	69.0%	68.2%	69.8%
Risk free interest rate	4.7%	4.5%	3.8%	5.0%	4.8%	3.3%
Expected life (in years)	5.5	5.6	5.3	0.5	0.5	0.5

A summary of the option activity for fiscal 2007 is as follows (in thousands, except price per share and contractual term):

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Shares	per Share	Contractual Term	Value

Outstanding at August 26, 2006	3,699	$7.42
Options granted	173	5.20
Options forfeited	(20)	4.40
Options expired	(220)	10.76
Options exercised	(54)	3.50

Outstanding at August 25, 2007	3,578	$7.19	5.1	—

Exercisable at August 25, 2007	3,302	$7.38	4.8	—

The intrinsic value for options outstanding or exercisable at August 25, 2007 was insignificant, as the closing price of the Company’s stock at the end of fiscal 2007 was less than the exercise price of the majority of the options outstanding or exercisable.

The weighted average grant date fair value based on the Black-Scholes option-pricing model for options granted in fiscal 2007 was $3.32 per share, for options granted in fiscal 2006 was $2.94 per share and for options granted in fiscal 2005 was $2.41 per share. The total intrinsic value of options exercised was $108,000 during fiscal 2007, $628,000 during fiscal 2006 and $21,000 during fiscal 2005.

A summary of the status of unvested option shares as of August 25, 2007 is as follows (in thousands, except fair value amounts):

		Weighted-
		Average
	Number of	Grant-date
	Shares	Fair Value

Unvested at August 26, 2006	303	$2.75
Options granted	173	3.32
Options forfeited	(20)	2.77
Options vested	(180)	2.82

Unvested at August 25, 2007	276	$3.07

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of August 25, 2007, there was $783,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 0.9 years. The total fair value of option shares vested was $593,000 during fiscal 2007, $1,139,000 during fiscal 2006 and $3,979,000 during fiscal 2005.

The activity under stock option plans of the Company is as follows (in thousands, except per share amounts):

			Weighted-
	Number of Shares		Average
	Available		Exercise Price
	for Grant	Outstanding	per Share

Activity Description
August 28, 2004	570	3,767	$7.93
Additional shares authorized for 1997 Omnibus Stock Option Plan	300	—	—
Granted	(549)	549	4.09
Exercised	—	(26)	3.14
Canceled	229	(289)	9.55

August 27, 2005	550	4,001	7.34
Granted	(186)	186	4.91
Exercised	—	(261)	3.32
Canceled	220	(227)	8.58

August 26, 2006	584	3,699	7.42
Granted	(173)	173	5.20
Exercised		(54)	3.50
Canceled	41	(240)	10.24
Expired Plan	(452)	—	—

August 25, 2007	—	3,578	$7.19

The following table summarizes information with respect to options outstanding and exercisable at August 25, 2007 (number of options outstanding and exercisable in thousands):

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average		Average
	of Options	Contractual	Exercise		Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$2.33 — $5.00	1,122	6.6	$3.65	1,030	$3.61
$5.01 — $8.50	1,342	5.5	7.20	1,158	7.52
$8.51 — $12.00	937	3.4	10.17	937	10.17
$12.01 — $15.50	162	2.2	13.44	162	13.44
$15.51 — $16.81	15	2.6	16.69	15	16.69

$2.33 — $16.81	3,578	5.1	$7.19	3,302	$7.38

There were 3,396,000 currently exercisable options at a weighted-average exercise price of $7.69 at August 26, 2006, and 3,470,000 currently exercisable options at a weighted-average exercise price of $7.94 at August 27, 2005.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 22, 1997, the Company adopted a Shareholder Rights Plan (the “Rights Plan”). Pursuant to the Rights Plan, rights were distributed as a dividend at the rate of one preferred share purchase right (“Right”) for each outstanding share of common stock of the Company. The Rights Plan and related Rights expired on June 10, 2007.

(15)	Employees Stock Purchase Plan

The Company’s ESPP enables employees to contribute up to 10% of their wages toward the purchase of the Company’s common stock at 85% of the lower of market value at the beginning or the end of the semiannual purchase period. Stockholders authorized the issuance of 250,000 additional shares of common stock to the ESPP in fiscal 2005.

Shares were issued on the following dates for the following prices (in thousands except per share amounts):

		Price per
Date	Shares	Share

December 31, 2004	64	$3.97
June 30, 2005	93	3.17
December 31, 2005	88	3.29
June 30, 2006	85	3.91
December 31, 2006	75	4.39
June 30, 2007	106	2.70

As of August 25, 2007, there were 118,000 shares reserved for future employee purchases of stock under the ESPP.

(16)	Segment and Other Information

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

Geographic Information

International sales were approximately 69% of total sales in fiscal year 2007, approximately 62% of total sales in fiscal year 2006, and approximately 64% of total sales in fiscal 2005. The basis for determining sales by geographic region is the location that the product is shipped to. Included in these percentages and the table

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

below are sales to related parties (see Note 4). Sales by geographic area are summarized as follows (in thousands):

	Fiscal Year Ended
	August 25,	August 26,	August 27,
	2007	2006	2005

Asia	$41,779	$36,654	$24,366
Europe	37,476	33,704	30,723
Other	381	9	40

Total International	79,636	70,367	55,129
Domestic	36,597	42,874	31,241

	$116,233	$113,241	$86,370

In fiscal 2007, South Korea accounted for 15% of our total sales and Israel accounted for 10% of our total sales. In fiscal 2006, the United Kingdom accounted for 11% of our total sales and South Korea accounted for 11% of our total sales. In fiscal 2005, South Korea accounted for 12% of our total sales and Germany accounted for 11% of our total sales.

Long-lived Assets

The Company does not have significant long-lived assets in foreign countries.

Customer Information

The following summarizes significant customers comprising 10% or more of the Company’s trade accounts receivable as of August 25, 2007 and August 26, 2006 and 10% or more of sales for fiscal 2007, 2006 and 2005, which includes sales through affiliates to end-users:

	% of Trade Accounts
	Receivable as of		% of Sales for the Fiscal Year Ended
	August 25,	August 26,	August 25,	August 26,	August 27,
	2007	2006	2007	2006	2005

Customer A	*	*	*	13%	14%
Customer B	*	17%	*	14%	*
Customer C	*	*	13%	11%	11%
Customer D	*	*	11%	*	*
Customer E	*	12%	*	*	*
Customer F	*	*	*	11%	*
Customer G	12%	*	*	*	*
Customer H	11%	*	*	*	*
Customer I	10%	*	*	*	*

*	Trade accounts receivable from or sales to respective customer were less than 10% as of the end of or during the fiscal year.

(17)	License Agreements

The Company, in the ordinary course of business, enters into various licensing agreements. These agreements generally provide for technology transfers between the Company and the licensors in exchange for minimum royalty payments and/or a fixed royalty to the licensors. The total accrued royalty license fees

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in accrued expenses were $381,000 at August 25, 2007 and $225,000 at August 26, 2006. These agreements can generally be terminated by the Company with appropriate notice to the licensors.

(18)	Supplementary Cash Flow Information

The following summarizes supplementary cash flow items (in thousands):

	Fiscal Year Ended
	August 25,	August 26,	August 25,
	2007	2006	2007

Income taxes paid, net	$106	$54	$62
Interest paid, net	195	43	47
Assets acquired by a capital lease	$1,687	$—	$—

(19)	Cost Reductions

In fiscal 2007, the Company implemented cost reduction actions including a 25% reduction in headcount to approximately 430 employees and other operating cost initiatives. The cost reduction actions were related to industry conditions in the semiconductor device and thin film head) segments that the Company serves, coupled with a delay in certain customer-specific equipment purchases. A total of 136 positions were eliminated in connection with this reduction of which 61 were manufacturing positions, 28 were sales, service and marketing positions, 13 were administration positions and 34 were engineering positions. The terminations all occurred in fiscal 2007. Severance and outplacement costs recorded in fiscal 2007 were allocated as follows: $923,000 to selling, general and administrative expense, $592,000 to research and development expense and $296,000 to cost of goods sold.

The fiscal 2007 severance and outplacement costs are summarized as follows (in thousands):

		Amount Paid
	Amount	through	Accrual at
	Charged	August 25,	August 25,
	Fiscal 2007	2007	2007

Selling, general and administrative expenses	$923	$389	$534
Research and development expenses	592	487	105
Cost of goods sold	296	243	53

Total severance and outplacement costs	$1,811	$1,119	$692

The accruals are expected to be paid in the first quarter of fiscal 2008. Anticipated savings related to the reduction in force on an annual basis is estimated to be approximately $8.0 million, beginning in the first quarter of fiscal 2008.

(20)	Litigation

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

(21)	Contingencies

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

We have audited the accompanying consolidated balance sheets of FSI International, Inc. and subsidiaries (the “Company”) as of August 25, 2007 and August 26, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended August 25, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSI International, Inc. and subsidiaries as of August 25, 2007 and August 26, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended August 25, 2007, in conformity with U.S. generally accepted accounting principles.

As disclosed in Notes 1 and 13 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, on August 28, 2005 and Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, as of August 27, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FSI International, Inc.’s internal control over financial reporting as of August 25, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 31, 2007 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/  KPMG LLP

Minneapolis, Minnesota
November 1, 2007

Data for the fiscal quarters of our last two fiscal years is as follows (in thousands, except per share data):

Quarterly Data

			Third
	First	Second	Quarter	Fourth
	Quarter	Quarter	(a), (b), (c),	Quarter
	(b), (c),(e)	(b), (c), (d),(e)	(d), (e)	(a), (b), (c),(e)
	(In thousands, except per share data)
	(Unaudited)

2007
Sales	$37,707	$33,350	$25,227	$19,949
Gross margin	16,194	14,218	9,387	7,324
Operating income (loss)	1,471	(793)	(5,303)	(6,880)
Net income (loss)	1,888	(4,286)	(5,643)	(6,545)
Diluted net income (loss) per common share	$0.06	$(0.14)	$(0.19)	$(0.21)
2006
Sales	$18,623	$22,287	$31,957	$40,373
Gross margin	9,912	12,086	13,048	17,804
Operating (loss) income	(4,427)	(3,653)	(2,560)	2,951
Net (loss) income	(4,296)	(3,722)	(2,433)	3,164
Diluted net (loss) income per common share	$(0.14)	$(0.12)	$(0.08)	$0.10

(a)	During the third and fourth quarters of fiscal 2007, the Company recorded severance and outplacement costs as follows:

	Third	Fourth	Fiscal
	Quarter	Quarter	2007

Cost of sales	$142	$154	$296
Selling, general and administrative expenses	216	707	923
Research and development expenses	216	376	592

Total	$574	$1,237	$1,811

(b)	During fiscal 2007 and 2006, the Company recorded stock-based compensation expense as follows:

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	2007

Cost of sales	$15	$2	$6	$5	$28
Selling, general and administrative expenses	131	73	112	123	439
Research and development expenses	68	1	20	37	126

Total	$214	$76	$138	$165	$593

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	2006

Cost of sales	$10	$11	$11	$22	$54
Selling, general and administrative expenses	206	151	193	193	743
Research and development expenses	68	77	79	118	342

Total	$284	$239	$283	$333	$1,139

(c)	During fiscal 2007 and 2006, the Company had sales of PSS product inventory with an original cost that had previously been written down to zero as follows:

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2007	$87	$800	$—	$—	$887
Fiscal 2006	$784	$813	$410	$136	$2,143

(d)	During the second quarter of fiscal 2007, the Company recorded a $3.6 million impairment of investment and during the third quarter of fiscal 2007, the Company recorded a $0.5 million impairment of investment. During the second quarter of fiscal 2006, the Company recorded a $0.5 million impairment of an investment.

(e)	Service revenue of $33,000, $270,000 and $976,000 and associated cost of goods sold of $9,000, $75,000 and $270,000 should have been recorded in the first, second and third quarters of fiscal 2006, respectively. The Company recorded the amounts as an out-of-period adjustment in the fourth quarter of fiscal 2006. The Company recorded $1.2 million related to service revenue and $0.3 million of associated cost of goods sold which had a $0.9 million, or $0.03 per share, impact on fourth quarter of fiscal 2006 profit. The entry had no impact on the full year fiscal 2006 financial results.

The Company’s fiscal quarters are generally 13 weeks, all ending on a Saturday. The fiscal year ends on the last Saturday in August and consists of 52 or 53 weeks.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act of 1934 (the “Exchange Act”). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chairman and Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of August 25, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment using the criteria set forth by COSO in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of August 25, 2007.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. This report appears on the following page.

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
Control Over Financial Reporting

The Board of Directors and Stockholders
FSI International, Inc.:

We have audited FSI International Inc.’s (the “Company”) internal control over financial reporting as of August 25, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FSI International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, FSI International, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 25, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FSI International, Inc. and subsidiaries as of August 25, 2007 and August 26, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended August 25, 2007, and our report dated November 1, 2007 expressed an unqualified opinion on those consolidated financial statements. As disclosed in Notes 1 and 13 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, on August 28, 2005 and Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, as of August 27, 2006.

/s/  KPMG LLP

Minneapolis, Minnesota
November 1, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference to our definitive proxy statement for the annual meeting of shareholders to be held on January 16, 2008 and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after August 25, 2007.

Except for those portions specifically incorporated in this report by reference to our proxy statement for the annual meeting of shareholders to be held on January 16, 2008, no other portions of the proxy statement are deemed to be filed as part of this Report on Form 10-K.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our directors and our board committees required by this item is incorporated by reference to the information under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934” in our proxy statement for the annual meeting of shareholders to be held on January 16, 2008. For information concerning executive officers, see Item 4A of this Form 10-K Report.

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

The information required by this item is incorporated by reference to the information under the captions “Executive Compensation” and “Compensation of Directors” in our proxy statement for the annual meeting of shareholders to be held on January 16, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our proxy statement for the annual meeting of shareholders to be held on January 16, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the caption “Interests of Management and Others in Certain Transactions” in our proxy statement for the annual meeting of shareholders to be held on January 16, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the captions “Independent Auditors’ Fees” and “Auditor Independence” in our proxy statement for the annual meeting of shareholders to be held on January 16, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Index to Financial Statements

(a)(2) Financial Statement Schedule

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation.(7)
2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc.(1)
2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc.(8)
3.1	Restated Articles of Incorporation of the Company.(2)
3.2	Restated and Amended By-Laws.(15)
3.5	Articles of Amendment of Restated Articles of Incorporation.(9)
10.1	FSI International, Inc. 1997 Omnibus Stock Plan (as amended and restated April 2001).(13)
10.2	Form of Incentive Stock Option Agreement for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(16)
10.3	Form of Incentive Stock Option Agreement for Outside Directors for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(16)
10.9	Amended and Restated Employees Stock Purchase Plan.(13)

10.15	License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(3)
10.16	Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(3)
10.17	Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated.(4)
10.18	Amended and Restated Directors’ Nonstatutory Stock Option Plan.(5)
10.19	Management Agreement between FSI International, Inc. and Donald S. Mitchell, effective as of January 2, 2001. (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.) (12)#
10.20	FSI International, Inc. 1994 Omnibus Stock Plan.(6)
10.26	Summary of Employment Arrangement between the Company and Don Mitchell dated December 12, 1999. (11)#
10.30	Employment Agreement entered into as of December 12, 1999 by and between FSI International, Inc. and Donald S. Mitchell. (10)#
10.31	Agreement made and entered into as of March 4, 2001 by and between FSI International, Inc. and Benno G. Sand. (14)#
10.40	Termination and Release Agreement dated as of May 15, 2007 with Mitsui & Co., Ltd., Chlorine engineers Corp., Ltd., MBK Project Holdings Ltd. and m•FSI LTD.(17)
10.41	Stock Purchase Agreement dated as of May 15, 2007 by an among FSI International, Inc., MBK Project Holdings Ltd., Chlorine Engineers Corp. Ltd., Yasuda Enterprise Development III Limited Partnership, Mizuho Capital Co., Ltd., Mr. Hideki Kawai, Mr. Takanori Yoshioka and Mr. Satoshi Shikami. (exhibits omitted)(17)
21.0	Subsidiaries of the Company. (filed herewith)
23.0	Consent of KPMG LLP, independent registered public accounting firm. (filed herewith)
24.0	Powers of Attorney from the Directors of FSI International, Inc. (filed herewith)
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

#	Identified exhibit is a management contract, compensation plan or arrangement.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 24, 2001, SEC File No. 0-17276 and incorporated by reference.

(13)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8, filed by the Company on March 28, 2003, SEC File No. 333-104088 and incorporated by reference.

(14)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 2002, SEC File No. 0-17276 and incorporated by reference.

(15)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on October 20, 2004, SEC File No. 0-17276 and incorporated by reference.

(17)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended May 26, 2007, SEC File No. 0-17276 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC.

By:	/s/ Donald S. Mitchell
Donald S. Mitchell, Chairman and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 2, 2007

By:	/s/ Patricia M. Hollister
Patricia M. Hollister, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, constituting a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated.

James A. Bernards, Director*
Terrence W. Glarner, Director*
Willem D. Maris, Director*
Donald S. Mitchell, Director*
David V. Smith, Director*

*By:	/s/ Patricia M. Hollister
Patricia M. Hollister, Attorney-in-fact

Dated: November 2, 2007

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation.(7)	Incorporated by reference
2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc.(1)	Incorporated by reference
2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc.(8)	Incorporated by reference
3.1	Restated Articles of Incorporation of the Company.(2)	Incorporated by reference
3.2	Restated and Amended By-Laws.(15)	Incorporated by reference
3.5	Articles of Amendment of Restated Articles of Incorporation.(9)	Incorporated by reference
10.1	FSI International, Inc. 1997 Omnibus Stock Plan (as amended and restated April 2001).(13)	Incorporated by reference
10.2	Form of Incentive Stock Option Agreement for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(16)	Incorporated by reference
10.3	Form of Incentive Stock Option Agreement for Outside Directors for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(16)	Incorporated by reference
10.9	Amended and Restated Employees Stock Purchase Plan.(13)	Incorporated by reference
10.15	License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(3)	Incorporated by reference
10.16	Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(3)	Incorporated by reference
10.17	Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated.(4)	Incorporated by reference
10.18	Amended and Restated Directors’ Nonstatutory Stock Option Plan.(5)	Incorporated by reference
10.19	Management Agreement between FSI International, Inc. and Donald S. Mitchell, effective as of January 2, 2001. (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.) (12)#	Incorporated by reference
10.20	FSI International, Inc. 1994 Omnibus Stock Plan.(6)	Incorporated by reference
10.26	Summary of Employment Arrangement between the Company and Don Mitchell dated December 12, 1999. (11)#	Incorporated by reference
10.30	Employment Agreement entered into as of December 12, 1999 by and between FSI International, Inc. and Donald S. Mitchell.(10)#	Incorporated by reference
10.31	Agreement made and entered into as of March 4, 2001 by and between FSI International, Inc. and Benno G. Sand. (14)#	Incorporated by reference
10.40	Termination and Release Agreement dated as of May 15, 2007 with Mitsui & Co., Ltd., Chlorine engineers Corp., Ltd., MBK Project Holdings Ltd. and m•FSI LTD.(17)	Incorporated by reference
10.41	Stock Purchase Agreement dated as of May 15, 2007 by an among FSI International, Inc., MBK Project Holdings Ltd., Chlorine Engineers Corp. Ltd., Yasuda Enterprise Development III Limited Partnership, Mizuho Capital Co., Ltd., Mr. Hideki Kawai, Mr. Takanori Yoshioka and Mr. Satoshi Shikami. (exhibits omitted)(17)	Incorporated by reference
21.0	Subsidiaries of the Company.	Filed herewith
23.0	Consent of KPMG LLP, independent registered public accounting firm.	Filed herewith
24.0	Powers of Attorney from the Directors of FSI International, Inc.	Filed herewith

Exhibit	Description	Method of Filing

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Field herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

#	Identified exhibit is a management contract, compensation plan or arrangement.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 27, 1994, SEC File No. 0-17276, and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 24, 2001, SEC File No. 0-17276 and incorporated by reference.

(13)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8, filed by the Company on March 28, 2003, SEC File No. 333-104088 and incorporated by reference.

(14)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 2002, SEC File No. 0-17276 and incorporated by reference.

(15)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on October 20, 2004, SEC File No. 0-17276 and incorporated by reference.

(17)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended May 26, 2007, SEC File No. 0-17276 and incorporated by reference.