Form 10-Q
period 2007-11-24
FSI INTERNATIONAL INC
filed 2007-12-27
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 24, 2007
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
☑ YES     NO ☐
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
Common Stock, no par value — 30,545,000 shares outstanding as of December 24, 2007

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I. ITEM 1. FINANCIAL STATEMENTS
FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
NOVEMBER 24, 2007 AND AUGUST 25, 2007
(unaudited)
(in thousands)
ASSETS

	November 24,	August 25,
	2007	2007

Current assets:
Cash and cash equivalents	$14,215	$15,040
Restricted cash	152	151
Marketable securities	8,100	8,800
Trade accounts receivable, net of allowance for doubtful accounts of $129 and $196, respectively	20,760	17,609
Inventories	25,373	29,625
Other receivables	4,456	4,551
Prepaid expenses and other current assets	3,034	2,951

Total current assets	76,090	78,727

Property, plant and equipment, at cost	78,353	78,651
Less accumulated depreciation and amortization	(59,252)	(58,629)

Property, plant and equipment, net	19,101	20,022

Restricted cash	500	500
Investment	460	460
Intangible assets, net of accumulated amortization of $13,967 and $13,858, respectively	387	496
Other assets	1,199	1,199

Total assets	$97,737	$101,404

(continued)
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
NOVEMBER 24, 2007 AND AUGUST 25, 2007
(continued)
(unaudited)
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	November 24,	August 25,
	2007	2007

Current liabilities:
Trade accounts payable	$3,735	$3,458
Accrued expenses	10,608	11,365
Current portion of capital lease obligations	574	561
Customer deposits	260	1,306
Deferred profit	3,500	3,332

Total current liabilities	18,677	20,022

Capital lease obligations	467	616

Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized; none issued and outstanding.	—	—
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized; none issued and outstanding.	—	—
Common stock, no par value; 50,000 shares authorized; 30,545 shares issued and outstanding	225,974	225,974
Accumulated deficit	(148,460)	(146,328)
Accumulated other comprehensive loss	(752)	(575)
Other stockholders’ equity	1,831	1,695

Total stockholders’ equity	78,593	80,766

Total liabilities and stockholders’ equity	$97,737	$101,404

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED NOVEMBER 24, 2007 AND NOVEMBER 25, 2006
(unaudited)
(in thousands, except per share amounts)

	November 24,	November 25,
	2007	2006

Sales (including sales to affiliate of $0 and $685, respectively)	$22,439	$37,707
Cost of goods sold	13,836	21,513

Gross margin	8,603	16,194

Selling, general and administrative expenses	6,735	8,725
Research and development expenses	4,286	5,998

Operating (loss) income	(2,418)	1,471

Interest expense	(36)	(52)
Interest income	300	252
Other income, net	35	99

(Loss) income before income taxes	(2,119)	1,770

Income taxes	13	42

(Loss) income before equity in earnings of affiliate	(2,132)	1,728

Equity in earnings of affiliate	—	160

Net (loss) income	($2,132)	$1,888

Net (loss) income per common share:
Basic	($0.07)	$0.06
Diluted	($0.07)	$0.06

Weighted average common shares	30,545	30,323

Weighted average common and potential common shares	30,545	30,717
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED NOVEMBER 24, 2007 AND NOVEMBER 25, 2006
(unaudited)
(in thousands)

	November 24,	November 25,
	2007	2006

OPERATING ACTIVITIES:
Net (loss) income	($2,132)	$1,888
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock compensation expense	137	214
Depreciation	942	842
Amortization	109	134
Equity in earnings of affiliate	—	(160)
Changes in operating assets and liabilities:
Restricted cash	(1)	(4)
Accounts receivable	(3,151)	(6,066)
Inventories	4,252	(1,026)
Prepaid expenses and other current assets	12	(801)
Trade accounts payable	277	3,976
Accrued expenses	(757)	(129)
Customer deposits	(1,046)	(2,840)
Deferred profit	168	2,251

Net cash used in operating activities	(1,190)	(1,721)

INVESTING ACTIVITIES:
Capital expenditures	(23)	(331)
Purchase of marketable securities	(27,925)	(33,100)
Sale of marketable securities	28,625	33,900
Proceeds from sale of fixed asset	—	17

Net cash provided by investing activities	677	486

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	131
Principal payments on capital lease	(136)	(123)
Increase in restricted cash	—	(500)

Net cash used in financing activities	(136)	(492)

Effect of exchange rate on cash	(176)	(55)

Decrease in cash and cash equivalents	(825)	(1,782)
Cash and cash equivalents at beginning of period	15,040	15,672

Cash and cash equivalents at end of period	$14,215	$13,890

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Description of Business and Summary of Significant Accounting Policies
     Description of Business
     FSI International, Inc. (the “Company”) is a global supplier of surface conditioning equipment (process equipment that is used to etch and clean organic and inorganic materials from the surfaces of a silicon wafer), and technology and support services for microelectronics manufacturing. The Company’s broad portfolio of batch and single-wafer cleaning products includes process technologies for immersion (a method used to clean silicon wafers by immersing the wafers in multiple tanks filled with process chemicals), spray (sprays chemical mixtures, water and nitrogen in a variety of sequences on to the microelectronic substrate), vapor (utilizes gas phase chemistries to selectively remove sacrificial surface films) and CryoKinetic (a momentum transfer process used to remove non-chemically bonded particles from the surface of a microelectronic device). The Company’s support services programs provide product and process enhancements to extend the life of installed FSI equipment.
     In addition, the Company maintains the POLARIS® microlithography (uses light to transfer a circuit pattern onto a wafer) Systems and Services (“PSS”) organization to focus on supporting the more than 300 installed POLARIS® Systems, including refurbishments, upgrades, training and spares.
     The Company’s customers include microelectronics manufacturers located throughout North America, Europe, Japan and the Asia-Pacific region.
     Condensed Consolidated Financial Statements
     The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments, except as disclosed in the notes) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2007, previously filed with the SEC.
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
     New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN48 effective as of August 26, 2007, the first day of the first quarter of fiscal 2008. The adoption of FIN48 had no impact on the Company’s financial position or results of operations. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. The Company is subject to U.S. federal tax examinations by tax authorities for fiscal years after 2003. Income tax examinations that the Company may be subject to for the various state and foreign taxing authorities vary by jurisdiction. The Company’s policy under FIN48 for penalties and interest is to include such amounts, if any, in income tax expense.
     In September, 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. This statement applies only to fair-value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair-value measures in financial statements. The provisions under SFAS No. 157 are effective for the Company beginning in the first quarter of fiscal 2009. The Company is still evaluating the impact the adoption of this pronouncement will have on the Company’s consolidated financial statements.
(2) Inventories
     Inventories are summarized as follows (in thousands):

	November 24,	August 25,
	2007	2007

Finished products	$2,726	$3,614
Work-in-process	7,278	10,961
Subassemblies	3,896	3,480
Raw materials and purchased parts	11,473	11,570

	$25,373	$29,625

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(3) Accrued Expenses
     Accrued expenses are summarized as follows (in thousands):

	November 24,	August 25,
	2007	2007

Salaries and benefits	$1,959	$2,783
Vacation	1,654	1,566
Product warranty	3,833	3,811
Income taxes	1,193	1,175
Other	1,969	2,030

	$10,608	$11,365

(4) Supplementary Cash Flow Information
     The following summarizes supplementary cash flow items (in thousands):

	Quarters Ended
	November 24,	November 25,
	2007	2006
Income taxes (received) paid	($5)	$41
Interest paid	36	52
Assets acquired by a capital lease	—	1,687
(5) Comprehensive Income (Loss)
     Other comprehensive income (loss) pertains to revenues, expenses, gains and losses that are not included in the net loss but rather are recorded directly in stockholders’ equity. For the quarters ended November 24, 2007 and November 25, 2006, other comprehensive income (loss) consisted of the foreign currency translation adjustment. The components of comprehensive (loss) income are summarized as follows (in thousands):

	Quarters Ended
	November 24,	November 25,
	2007	2006
Net (loss) income	($2,132)	$1,888
Items of other comprehensive loss:
Foreign currency translation	(177)	(142)

Comprehensive (loss) income	($2,309)	$1,746

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(6) Stock-Based Compensation
     Stock-based compensation expense for new stock options granted or vested under the Company’s stock incentive plan and employee stock purchase plan was reflected in the statement of operations for the first quarter of each of fiscal 2008 and 2007 as follows (in thousands):

	Quarters Ended
	November 24,	November 25,
	2007	2006
Cost of goods sold	$2	$15
Selling, general and administrative	112	131
Research and development	23	68

	$137	$214

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it expect to pay dividends in the foreseeable future. There were no options granted during the first quarters of fiscal 2008 or 2007.
     A summary of our option activity for the first quarter of fiscal 2008 is as follows (in thousands, except price per share and contractual term):

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
Outstanding as of August 25, 2007	3,578	$7.19
Options granted	—	—
Options forfeited	(4)	4.43
Options expired	(90)	8.93
Options exercised	—	—

Outstanding as of November 24, 2007	3,484	$7.15	5.0	—

Exercisable as of November 24, 2007	3,248	$7.31	4.7	—

     The intrinsic value for options outstanding or exercisable as of November 24, 2007 was insignificant, as the closing price of the Company’s stock at the end of the first quarter of fiscal 2008 was less than the exercise price of the majority of the options outstanding or exercisable.
     There were no options exercised during the first quarter of fiscal 2008. The total intrinsic value of options exercised during the first quarter of fiscal 2007 was $89,600.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     A summary of the status of our unvested option shares as of November 24, 2007 is as follows (in thousands except fair value amounts):

		Weighted-average
	Number of	Grant-Date
	Shares	Fair Value
Unvested at August 25, 2007	276	$3.07
Options granted	—	—
Options forfeited	(4)	2.80
Options vested	(36)	2.88

Unvested at November 24, 2007	236	$3.10

     As of November 24, 2007, there was $579,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 0.9 years. The total fair value of option shares vested during the first quarter of fiscal 2008 was $137,000 and during the first quarter of fiscal 2007 was $214,000.
(7) Product Warranty
     Warranty provisions and claims for the quarters ended November 24, 2007 and November 25, 2006 were as follows (in thousands):

	November 24, 2007	November 25, 2006
Beginning balance — warranty accrual	$3,811	$3,964
Warranty provisions	465	539
Warranty claims	(443)	(494)

Ending balance — warranty accrual	$3,833	$4,009

(8) Cost Reductions
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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The fiscal 2007 severance and outplacement costs are summarized as follows (in thousands):

	Amount	Amount Paid
	Charged	through	Accrual at
	Fiscal 2007	November 24, 2007	November 24, 2007
Selling, general and administrative expenses	$923	$923	$0
Research and development expenses	592	592	0
Cost of goods sold	296	296	0

Total severance and outplacement costs	$1,811	$1,811	$0

     The anticipated savings of approximately $2.0 million per quarter were realized in the first quarter of fiscal 2008.
(9) Contingencies
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
     The information in this report, except for the historical information, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These forward-looking statements include, but are not limited to, expected orders, expected revenues, expected financial results, expected cash usage and other expected financial performance for the second quarter of fiscal 2008. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include, but are not limited to, changes in industry conditions; order delays or cancellations; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the level of new orders; the timing and success of current and future product and process development programs; the success of our distributor in Japan; the success of our direct distribution organization; legal proceedings; and the potential impairment of long-lived assets; as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors set forth in our Form 10-K for the fiscal year ended August 25, 2007. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.
     This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and footnotes thereto appearing elsewhere in this report.
Industry
          Dataquest, a leading research organization, recently decreased its semiconductor demand forecast for calendar 2007 and 2008. They predict that demand for semiconductors will increase approximately 2.9 percent in calendar 2007, from the $263 billion in calendar 2006. The calendar 2007 increase is expected to occur across all device types, except memory. The same research organization is forecasting a 6.2 percent increase in demand for semiconductor devices in calendar 2008 from calendar 2007.
          Total equipment spending in calendar 2007 is expected to increase approximately 6.8 percent, from the $42 billion calendar 2006 level, as forecasted by Dataquest. In general, analysts have a mixed view on calendar 2008 forecasted total equipment spending, ranging from a 15 to 20 percent decline to a modest increase. Dataquest is currently forecasting that total equipment spending will decline 9.9 percent in calendar 2008 as compared to calendar 2007. However, given the precipitous drop in total monthly world wide equipment orders during the first half of calendar 2007, we expect modest sequential quarterly growth in industry spending in calendar 2008.*
          Device manufacturers continue to manage their capacity increases very carefully. They remain cautious toward placing new orders and are asking equipment manufacturers, including FSI, to shorten equipment delivery lead times. We expect this trend to continue into calendar 2008.*

Overview
          In the first quarter of fiscal 2008, we again made progress on our core initiative to gain process tool of record status with one or more of our flagship products at the top spenders in the semiconductor industry. Our enhanced ViPR technology continues to gain momentum as customers run demonstrations and implement the process in production. Recently, we announced that the ViPR technology has been adapted for several additional film removal steps. Over the long term, we expect these film removal steps to contribute to incremental revenue as customers qualify them in production.* In addition, during the first quarter of fiscal 2008, we gained acceptance of our MAGELLAN system from a new customer.
          We are anticipating an increase in unit sales for our ANTARES platform in fiscal 2008 as compared to the prior year, as device manufacturers increase their 65nm production and continue the qualification of products for 45nm applications.* Our second quarter order guidance assumes orders for several ANTARES tools, and we anticipate additional orders and evaluation placements as the fiscal year progresses.*
          From a development perspective, we are making progress on qualifying various surface conditioning applications for our new ORION single wafer wet cleaning system. We now have an eight chamber system going through electromechanical operations testing and are assembling additional process modules for shipment in calendar 2008. We continue to conduct customer demonstrations in our laboratory for the initial applications. In addition, the system that was placed at a European site in the fourth quarter of fiscal 2006, as part of a joint development program, is demonstrating broader process capability.
Application of Critical Accounting Policies and Estimates
     In accordance with SEC guidance, those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.
     Our critical accounting policies and estimates are as follows:
•	revenue recognition;

•	valuation of long-lived assets;

•	estimation of valuation allowances and accrued liabilities, specifically product warranty, inventory provisions and allowance for doubtful accounts;

•	stock-based compensation; and

•	income taxes.
Revenue Recognition
     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. If our equipment sales involve sales to our existing customers who have previously accepted the same type(s) of equipment with the same type(s) of specifications, we account for the product sales as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. We recognize the equipment revenue upon shipment and transfer of title. The other multiple elements include installation, service contracts and training. Equipment installation revenue is valued based on estimated service person hours to complete installation and published or quoted service labor rates and is recognized when the installation has been completed and the equipment has been accepted by the customer. Service contract revenue is valued based on estimated service person hours to complete the service and published or quoted service labor rates and is recognized over the contract period. Training revenue is valued based on published training class prices or quoted rates and is recognized when the customers complete the training classes or when a customer-specific training period has expired. The published or quoted service labor rates and training class prices are rates actually charged and billed to our customers.
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
Valuation of Long-Lived Assets
     We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with the FASB’s SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.
     If we determine that the carrying amount of long-lived assets, including intangible assets, may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $19.5 million as of November 24, 2007.
     Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including intangible assets, and the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates.
     We did not recognize any impairment charges for our long-lived assets, including intangible assets, during the first quarters of fiscal 2008 or 2007. While we currently believe the expected cash flows from these long-lived assets, including intangible assets, exceed the carrying amounts, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if we no longer believe we will achieve our long-term projected sales or operating expenses, we may conclude, in connection with any future impairment tests, that the estimated fair value of our long-lived assets, including intangible assets, is less than the book value and recognize an impairment charge. Such impairment would adversely affect our earnings.
Product Warranty Estimation
     We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, releases of new products and other factors. The warranty periods for new equipment manufactured by us typically range from six months to two years. Special warranty reserves are also accrued for major rework campaigns. Although management believes the likelihood to be relatively low, claims experience could be materially different from actual results because of the introduction of new, more complex products; competition or other external forces; manufacturing changes that could impact product quality; or as yet unrecognized defects in products sold.

Inventory Provisions Estimation
     We record reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. These reserves are based upon historical loss trends, inventory levels, expected product lives, forecasted sales demand and recoverability. Results could be materially different if demand for our products decreased because of economic or competitive conditions, length of the industry downturn, or if products become obsolete because of technical advancements in the industry or by us.
     We had sales of PSS product inventory that had previously been written down to zero with an original cost of $339,000 in the first quarter of fiscal 2008 and $87,000 in the first quarter of fiscal 2007. Since we recorded the PSS product inventory reserves primarily as a result of the wind-down of our Microlithography business in the second quarter of fiscal 2003, along with industry conditions, we have had sales of PSS product inventory that had previously been written down to zero and reductions in inventory buyback requirements of approximately $10.0 million, have disposed of approximately $6.7 million of PSS product inventory and have recorded additional reserves of $1.8 million. The original cost of PSS product inventory available for sale or to be disposed of as of November 24, 2007 that has been written down to zero was approximately $9.8 million.
Allowance for Doubtful Accounts Estimation
     Management must estimate the uncollectibility of our accounts receivable. The most significant risk is a sudden unexpected deterioration in financial condition of a significant customer who is not considered in the allowance. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Results could be materially impacted if the financial condition of a significant customer deteriorated and related accounts receivable are deemed uncollectible. Accounts receivable are charged off after management determines that they are uncollectible. We collected receivables of $67,000 in the first quarter of fiscal 2008 and $56,000 in the first quarter of fiscal 2007 that had previously been written down to zero, resulting in credits to selling, general and administrative expenses.
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
          Significant judgment is required in determining unrecognized tax benefits. We have established accruals for unrecognized tax benefits using management’s best judgment and adjust these accruals as warranted by changing facts and circumstances. A change in our accruals in any given period could have a significant impact on our results of operations for that period.
          We adopted the provisions of FIN48 during the first quarter of fiscal 2008, which had no impact on our financial position or results of operations.
FIRST QUARTER OF FISCAL 2008 COMPARED WITH FIRST QUARTER OF FISCAL 2007
The Company
     The following table sets forth for the fiscal quarter indicated, certain income and expense items as a percent of our total sales.

	Percent of Sales
	November 24,	November 25,
First quarter ended:	2007	2006
Sales	100.0%	100.0%
Cost of goods sold	61.7	57.1

Gross profit	38.3	42.9
Selling, general and administrative	30.0	23.1
Research and development	19.1	15.9

Operating (loss) income	(10.8)	3.9
Other income, net	1.3	0.8

(Loss) income before income taxes	(9.5)	4.7
Income taxes	—	0.1
Equity in earnings of affiliate	—	0.4

Net (loss) income	(9.5%)	5.0%

Sales Revenues and Shipments
     Sales revenues decreased to $22.4 million for the first quarter of fiscal 2008 as compared to $37.7 million for the first quarter of fiscal 2007. The decrease related primarily to industry conditions. The decreases occurred in all regions with the most significant decrease occurring in domestic sales. International sales were $19.1 million, representing 85.0% of total sales during the first quarter of fiscal 2008 and $28.2 million, representing 75% of total sales, during the first quarter of fiscal 2007.
     Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Therefore, depending on timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or, due to timing of acceptances, sales revenue may exceed shipments.
     We currently expect second quarter of fiscal 2008 revenues to be between $23 and $25 million.* In order to achieve this revenue level, we will need to gain acceptance for a system that is now being qualified by a customer and obtain several system orders that can be shipped and recognized as revenue in the second quarter.*

Gross Margin
     Our gross profit margin fluctuates due to a number of factors, including the mix of products sold; the geographic mix of products sold, with international sales generally having lower gross profit than domestic sales; initial product placement discounts; utilization of manufacturing capacity; the sales of inventory previously written down to zero; and the competitive pricing environment.
     Gross margin as a percentage of sales was 38.3% for the first quarter of fiscal 2008 and 42.9% for the first quarter of fiscal 2007. The decrease in gross margin related to a change in product mix as 26% of our revenue in the first quarter of fiscal 2008 was derived from our lower margin MAGELLAN® product as compared to 19% of our revenue in the first quarter of fiscal 2007. The gross margins were also negatively impacted by an increase in manufacturing variances associated with the decrease in product shipments from the first quarter of fiscal 2007 to the first quarter of fiscal 2008. These decreases were partially offset by an increase in the sales of PSS product inventory previously written down to zero from $87,000 in the first quarter of fiscal 2007 to $339,000 in the first quarter of fiscal 2008.
     Gross profit margins are expected to be 46% to 48% of revenues for the second quarter of fiscal 2008. The expected increase in profit margin is primarily due to an expected product mix shift compared to the first quarter of fiscal 2008.*
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $6.7 million in the first quarter of fiscal 2008 and $8.7 million in the first quarter of fiscal 2007. The decrease related primarily to cost reduction initiatives associated with reductions in headcount taken in the second half of fiscal 2007. For additional information regarding these initiatives, see Note 8 of the Notes to Condensed Consolidated Financial Statements.
     Based upon our current operations, we expect selling, general and administrative expenses in the second quarter of fiscal 2008 to be in the range of $7.0 to $7.2 million as we continue to focus on managing costs.*
Research and Development Expenses
     Research and development expenses were $4.3 million for the first quarter of fiscal 2008 and $6.0 million for the first quarter of fiscal 2007. The decrease related primarily to cost reduction initiatives associated with reductions in headcount taken in the second half of fiscal 2007. For additional information regarding these initiatives, see Note 8 of the Notes to Condensed Consolidated Financial Statements. The majority of our research and development investment is focused on expanding the application capabilities of our products, supporting customer evaluations and continuous improvement programs.
     We expect research and development expenses to range from $4.7 to $4.9 million for the second quarter of fiscal 2008.* This increase over the first quarter of fiscal 2008 reflects the engineering resources required to support evaluation tool placements, our ORION™ single wafer wet system and other development initiatives.
Income Taxes
     We recorded tax expense of $13,000 in the first quarter of fiscal 2008 and $42,000 in the first quarter of fiscal 2007. The decrease in income tax expense related primarily to alternative minimum tax associated with the net income in the first quarter of fiscal 2007.
     Our net deferred tax assets on the balance sheet as of November 24, 2007 have been fully reserved for with a valuation allowance. We do not expect to significantly reduce our valuation allowance until we are consistently profitable on a quarterly basis.*

     We have net operating loss carryforwards for federal income tax purposes of approximately $155.2 million, which will begin to expire in fiscal 2011 through fiscal 2028 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year.
Net (Loss) Income
     The net loss was $2.1 million in the first quarter of fiscal 2008 as compared to net income of $1.9 million in the first quarter of fiscal 2007.
     Assuming that we can achieve the expected revenues, gross margin and operating expense levels, we expect to report between breakeven and a $1.0 million net loss in the second quarter of fiscal 2008.*
Liquidity and Capital Resources
     Our cash, restricted cash, cash equivalents and marketable securities were approximately $23.0 million as of November 24, 2007, a decrease of $1.5 million from the end of fiscal 2007. The decrease was due primarily to $1.2 million of net cash used for operations, $0.2 million of negative exchange rate impact and $0.1 million of principal payments on the capital lease.
     Accounts receivable increased $3.2 million from the end of fiscal 2007. The increase in accounts receivable related primarily to a greater percentage of shipments in the last month of the first quarter of fiscal 2008 as compared to the last month of the fourth quarter of fiscal 2007. Shipments made in the final month of a quarter generally are not collected during that quarter. Accounts receivable will fluctuate quarter to quarter depending on individual customers’ timing of shipping dates and payment terms.
     Inventory was approximately $25.4 million at November 24, 2007 and $29.6 million at the end of fiscal 2007. The decrease in inventory related primarily to a decrease of $3.7 million in work-in-process inventory due to the decrease in bookings from $21.4 million in the fourth quarter of fiscal 2007 to $15.0 million in the first quarter of fiscal 2008. Inventory provisions were $14.4 million on November 24, 2007, and $14.7 million at the end of fiscal 2007.
     Trade accounts payable increased to $3.7 million as of November 24, 2007 as compared to $3.5 million at the end of fiscal 2007. The increase in trade accounts payable related primarily to the timing of inventory receipts and payments to vendors.
     As of November 24, 2007, our current ratio of current assets to current liabilities was 4.1 to 1.0, and working capital was $57.4 million.

     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments due by period
		Less than 1			More than 5
Contractual Obligations:	Total	Year	1-3 years	3-5 years	years
Operating lease obligations	$2,058	$1,201	$733	$124	$—
Capital lease obligations	1,133	648	485	—	—
Purchase obligations	2,794	2,794	—	—	—
Royalty obligations	193	193	—	—	—
Other long-term commitments (1)	2,012	262	500	500	750

Total	$8,190	$5,098	$1,718	$624	$750

(1)	Other long-term commitments represent payments related to minimum royalty payments or discounts granted under a license agreement.
     The contractual obligations table does not include $1.3 million of accruals for unrecognized tax benefits, as the timing of payments or reversals is uncertain.
     Capital expenditures were $23,000 in the first quarter of fiscal 2008, as compared to $331,000 in the first quarter of fiscal 2007. We expect capital expenditures to be less than $800,000 in the second quarter of fiscal 2008.* Depreciation and amortization for the second quarter of fiscal 2008 is expected to be between $1.0 and $1.1 million.*
     At the second quarter expected run rate, we anticipate using less than $1.0 million of net cash for operations in the second quarter of fiscal 2008 as we continue to manage inventory turns and accounts receivable days sales outstanding.* We believe that with existing cash, restricted cash, cash equivalents and marketable securities, there will be sufficient funds to meet our currently projected working capital requirements, and to meet our cash requirements through at least fiscal 2008.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies, particularly those that are complementary to our surface conditioning business. We may fund such activities with additional equity or debt financing. The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
New Accounting Pronouncements
     In June 2006, FASB issued Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN48 effectively as of the first day of the first quarter of fiscal 2008, August 26, 2007. The adoption of FIN48 had no impact on our financial position or results of operations. We along with our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are subject to U.S. federal tax examinations by tax authorities for fiscal years after 2003. Income tax examinations that we may be subject to for the various state and foreign taxing authorities vary by jurisdiction. Our policy under FIN48 for penalties and interest is to include such amounts, if any, in income tax expense.

     In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. This Statement applies only to fair-value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair-value measures in financial statements. The provisions under SFAS No. 157 are effective for us beginning in the first quarter of fiscal 2009. We are still evaluating the impact the adoption of this pronouncement will have on our consolidated financial statements.

ITEM 3.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based subsidiaries. As of November 24, 2007, our investments included 100% interests in our Europe and our Asia sales and service offices and a 20% interest in m•FSI LTD, a distributor of our products in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.
     Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region in March 2003, we have and will continue to incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks. As of November 24, 2007, we had not entered into any hedging activities and our foreign currency transaction gains and losses for the first quarter of fiscal 2008 were insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.
     We do not have significant exposure to changing interest rates as we currently have no material long-term debt. As of November 24, 2007, amortized cost approximated market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $230,000 based on cash, restricted cash, cash equivalents and marketable securities balances as of November 24, 2007.

ITEM 4.	CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1.A.	Risk Factors
     There have not been any material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended August 25, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None

ITEM 3.	Defaults upon Senior Securities
     None

ITEM 4.	Submission of Matters to a Vote of Security Holders
     None

ITEM 5.	Other Information
     None

ITEM 6.	Exhibits
(a)	Exhibits

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation (3)
2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)
2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (4)
3.1	Restated Articles of Incorporation of the Company. (2)
3.2	Restated and amended By-Laws. (6)
3.5	Articles of Amendment of Restated Articles of Incorporation (5)
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)
31.2	Certification by Principal Finance and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(filed herewith)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FSI INTERNATIONAL, INC.

[Registrant]
DATE: December 27, 2007

By:	/s/ Patricia M. Hollister
Patricia M. Hollister,
Chief Financial Officer on behalf of the Registrant and as Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation (3)	Incorporated by reference.
2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)	Incorporated by reference.
2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (4)	Incorporated by reference.
3.1	Restated Articles of Incorporation of the Company. (2)	Incorporated by reference.
3.2	Restated and amended By-Laws. (6)	Incorporated by reference.
3.5	Articles of Amendment of Restated Articles of Incorporation (5)	Incorporated by reference.
31.1	Certification by Principal Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act.	Filed herewith.
31.2	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.