Form 10-Q
period 2008-03-01
FSI INTERNATIONAL INC
filed 2008-03-31
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 1, 2008
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
☑ YES   ☐ NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES   ☑ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date:
Common Stock, No Par Value — 30,656,000 shares outstanding as of March 28, 2008.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I. Item 1. FINANCIAL STATEMENTS
FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 1, 2008 AND AUGUST 25, 2007
ASSETS
(unaudited)
(in thousands)

	March 1,	August 25,
	2008	2007
Current assets:
Cash and cash equivalents	$15,209	$15,040
Restricted cash	154	151
Marketable securities	—	8,800
Trade accounts receivable, net of allowance for doubtful accounts of $129 and $196, respectively	21,482	17,609
Inventories, net	24,325	29,625
Other receivables	4,529	4,551
Prepaid expenses and other current assets	3,371	2,951

Total current assets	69,070	78,727

Property, plant and equipment, at cost	79,150	78,651
Less accumulated depreciation and amortization	(59,660)	(58,629)

	19,490	20,022

Restricted cash	500	500
Long-term marketable securities	8,500	—
Investment	460	460
Intangible assets, net of accumulated amortization of $14,076 and $13,858, respectively	278	496
Other assets	1,199	1,199

Total assets	$99,497	$101,404

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 1, 2008 AND AUGUST 25, 2007
(continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	March 1,	August 25,
	2008	2007

Current liabilities:
Trade accounts payable	$4,453	$3,458
Accrued expenses	9,147	11,365
Current portion of capital lease obligations	882	561
Customer deposits	945	1,306
Deferred profit	5,009	3,332

Total current liabilities	20,436	20,022

Long-term accrued expenses	912	—
Capital lease obligations	391	616

Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized, none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 30,656 and 30,545 shares, at March 1, 2008 and August 25, 2007, respectively	226,143	225,974
Accumulated deficit	(149,476)	(146,328)
Accumulated other comprehensive loss	(893)	(575)
Other stockholders’ equity	1,984	1,695

Total stockholders’ equity	77,758	80,766

Total liabilities and stockholders’ equity	$99,497	$101,404

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 1, 2008 AND FEBRUARY 24, 2007
(unaudited)
(in thousands, except per share data)

	March 1,	February 24,
	2008	2007

Sales (including sales to affiliate of $0 and $794, respectively)	$21,423	$33,350
Cost of sales	11,213	19,132

Gross margin	10,210	14,218

Selling, general and administrative expenses	6,888	8,881
Research and development expenses	4,804	6,130

Operating loss	(1,482)	(793)

Interest expense	(40)	(50)
Interest income	258	202
Impairment of investment	—	(3,600)
Other income, net	171	145

Loss before income taxes	(1,093)	(4,096)

Income tax (benefit) expense	(77)	33

Loss before equity in loss of affiliate	(1,016)	(4,129)

Equity in loss of affiliate	—	(157)

Net loss	$(1,016)	$(4,286)

Net loss per common share
Basic	$(0.03)	$(0.14)
Diluted	$(0.03)	$(0.14)

Weighted average common shares	30,615	30,396
Weighted average common and potential common shares	30,615	30,396
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 1, 2008 AND FEBRUARY 24, 2007
(unaudited)
(in thousands, except per share data)

	March 1,	February 24,
	2008	2007

Sales (including sales to affiliate of $0 and $1,479, respectively)	$43,862	$71,057
Cost of sales	25,050	40,645

Gross margin	18,812	30,412

Selling, general and administrative expenses	13,622	17,606
Research and development expenses	9,090	12,128

Operating (loss) income	(3,900)	678

Interest expense	(77)	(102)
Interest income	558	454
Impairment of investment	—	(3,600)
Other income, net	206	244

Loss before income taxes	(3,213)	(2,326)

Income tax (benefit) expense	(65)	75

Loss before equity in earnings of affiliate	(3,148)	(2,401)

Equity in earnings of affiliate	—	3

Net loss	$(3,148)	$(2,398)

Net loss per common share
Basic	$(0.10)	$(0.08)
Diluted	$(0.10)	$(0.08)

Weighted average common shares	30,581	30,360
Weighted average common and potential common shares	30,581	30,360
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 1, 2008 AND FEBRUARY 24, 2007
(unaudited)
(in thousands)

	March 1	February 24,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(3,148)	$(2,398)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation expense	273	289
Impairment of investment	—	3,600
Depreciation	1,867	1,767
Amortization	218	269
Equity in earnings of affiliate	—	(3)
Gain on sale of fixed asset	—	(17)
Changes in operating assets and liabilities:
Restricted cash	(3)	(4)
Trade accounts receivable	(3,873)	(8,839)
Inventories	5,300	(2,512)
Prepaid expenses and other current assets	(399)	2,674
Trade accounts payable	995	1,970
Accrued expenses	(1,291)	(3,022)
Customer deposits	(361)	(3,604)
Deferred profit	1,677	1,694

Net cash provided by (used in) operating activities	1,255	(8,136)

INVESTING ACTIVITIES:
Capital expenditures	(892)	(904)
Purchases of marketable securities	(49,650)	(53,800)
Sales of marketable securities	49,950	60,900
Proceeds on sale of fixed asset	—	17

Net cash (used in) provided by investing activities	(592)	6,213

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	169	477
Increase in restricted cash	—	(508)
Principal payments on capital lease	(345)	(250)

Net cash used in financing activities	(176)	(281)

Effect of exchange rate changes on cash	(318)	(82)

Increase (decrease) in cash and cash equivalents	169	(2,286)

Cash and cash equivalents at beginning of period	15,040	15,672

Cash and cash equivalents at end of period	$15,209	$13,386

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
requirements for additional fair-value measures in financial statements. The provisions under SFAS No. 157 are effective for the Company beginning in the first quarter of fiscal 2009. The Company is still evaluating the impact the adoption of this pronouncement will have on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal 2009. The Company is still evaluating the impact the adoption of this pronouncement will have on its consolidated financial statements.
     In December 2007, the FASB issued SFAS 141 (revised 2007) (“SFAS 141R”), “Business Combinations”, and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”, to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2010. The Company is still evaluating the impact the adoption of these pronouncements will have on its consolidated financial statements.
(2)	Inventories, Net
     Inventories, net are summarized as follows (in thousands):

	March 1,	August 25,
	2008	2007

Finished products	$1,931	$3,614
Work-in-process	8,493	10,961
Subassemblies	3,599	3,480
Raw materials and purchased parts	10,302	11,570

	$24,325	$29,625

(3)	Accrued Expenses
     Accrued expenses are summarized as follows (in thousands):

	March 1,	August 25,
	2008	2007

Salaries and benefits	$1,948	$2,783
Vacation	1,570	1,566
Product warranty	3,426	3,811
Income taxes	203	1,175
Other	2,000	2,030

	$9,147	$11,365

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(4)	Supplementary Cash Flow Information
     The following summarizes supplementary cash flow items (in thousands):

	Six Months Ended
	March 1,	February 24,
	2008	2007

Income tax (refunds) payments, net	$(5)	$101
Interest paid	77	102
Assets acquired by a capital leases	442	1,687
Tax benefit from the exercise of stock options	$—	$3
(5)	Comprehensive Loss
     Other comprehensive loss pertains to revenues, expenses, gains and losses that are not included in the net loss but rather are recorded directly in stockholders’ equity. For the quarters and six months ended March 1, 2008 and February 24, 2007, other comprehensive loss consisted of the foreign currency translation adjustment. The components of comprehensive loss are summarized as follows (in thousands):

	March 1,	February 24,
	2008	2007
For the Quarters Ended

Net loss	$(1,016)	$(4,286)
Item of other comprehensive loss — Foreign currency translation	(141)	(102)

Comprehensive loss	$(1,157)	$(4,388)

For the Six Months Ended

Net loss	$(3,148)	$(2,398)
Item of other comprehensive loss — Foreign currency translation	(318)	(243)

Comprehensive loss	$(3,466)	$(2,641)

(6)	Stock-Based Compensation
     The Company’s shareholders approved the 2008 Omnibus Stock Plan (the “Plan”) in the second quarter of fiscal 2008. The Plan authorizes stock-based awards to purchase up to 1,000,000 shares of the Company’s common stock. In addition, the Company’s shareholders approved an amendment to the Company’s Employees Stock Purchase Plan (“ESPP”) to increase the aggregate number of shares of the Company’s common stock reserved for issuance under the ESPP by 500,000 in the second quarter of fiscal 2008.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Stock-based compensation expense for new stock options granted or vested under the Company’s stock incentive plans and ESPP was reflected in the statements of operations for the second quarter and first six months of each of fiscal 2008 and 2007 as follows (in thousands):

	Quarters Ended		Six Months Ended
	March 1,	February 24,	March 1,	February 24,
	2008	2007	2008	2007
Cost of sales	$12	$1	$14	$16
Selling, general and administrative	91	73	202	204
Research and development	33	2	57	69

	$136	$76	$273	$289

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it expect to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the second quarter and first six months of fiscal 2008 and 2007 using the Black-Scholes option-pricing model:

	Quarters Ended		Six Months Ended
	March 1,	February 24,	March 1,	February 24,
	2008	2007	2008	2007
Stock options:
Volatility	68.7%	69.0%	68.7%	69.0%
Risk-free interest rates	3.1%	4.7%	3.1%	4.7%
Expected option life	5.5	5.5	5.5	5.5
Stock dividend yield	—	—	—	—

ESPP:
Volatility	68.7%	69.0%	68.7%	69.0%
Risk-free interest rates	3.3%	5.1%	3.3%	5.1%
Expected option life	0.5	0.5	0.5	0.5
Stock dividend yield	—	—	—	—

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     A summary of option activity for the first six months of fiscal 2008 is as follows (in thousands, except price per share and contractual term):

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
Outstanding as of August 25, 2007	3,578	$7.19
Options granted	270	1.65
Options forfeited	(4)	4.42
Options expired	(126)	8.53
Options exercised	—	—

Outstanding as of March 1, 2008	3,718	$6.74	5.1	—

Exercisable as of March 1, 2008	3,278	$7.26	4.5	—

     There was no aggregate intrinsic value for options outstanding or exercisable as of March 1, 2008 as the price of our stock was less than the exercise prices of options outstanding or exercisable.
     The weighted-average grant-date fair value based on the Black-Scholes option-pricing model for options granted in the second quarter and first six months of fiscal 2008 was $1.01 per share and for options granted in the second quarter and for the first six months of fiscal 2007 was $3.32 per share. There were no options exercised during the second quarter of fiscal 2008 or the first six months of fiscal 2008. The total intrinsic value of options exercised was $5,000 during the second quarter of fiscal 2007 and $94,700 during the first six months of fiscal 2007.
     A summary of the status of our unvested options as of March 1, 2008 is as follows (in thousands, except fair value amounts):

		Weighted-average
	Number of	Grant-Date
	Shares	Fair Value
Unvested at August 25, 2007	276	$3.07
Options granted	270	1.01
Options forfeited	(4)	2.80
Options vested	(102)	2.99

Unvested at March 1, 2008	440	$1.82

     As of March 1, 2008, there was $752,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.0 years. The total fair value of option shares vested during the second quarter of fiscal 2008 was $136,000, during the first six months of fiscal 2008 was $273,000, during the second quarter of fiscal 2007 was $76,000 and during the first six months of fiscal 2007 was $289,000.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(7) Product Warranty
     Warranty provisions and claims for the quarters and six months ended March 1, 2008 and February 24, 2007 were as follows (in thousands):

	Quarters Ended		Six Months Ended
	March 1,	February 24,	March 1,	February 24,
	2008	2007	2008	2007
Beginning balance — warranty accrual	$3,833	$4,009	$3,811	$3,964
Warranty provisions	(11)	272	454	811
Warranty claims	(396)	(309)	(839)	(803)

Ending balance — warranty accrual	$3,426	$3,972	$3,426	$3,972

(8) Long-Term Marketable Securities
     As of March 1, 2008, the Company had invested $8.5 million in taxable auction rate securities (“ARS”). The ARS held by the Company are marketable securities with long-term stated maturities for which the interest rates are reset through a Dutch auction every 28 days. The auctions have historically provided a liquid market for these securities as investors historically could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. During the second quarter of fiscal 2008, the Company reclassified the $8.5 million of marketable securities from current marketable securities to long-term marketable securities on the condensed consolidated balance sheet due to the fact that they are currently not trading, and current conditions in the general debt markets have created uncertainty as to when successful auctions will be reestablished.
     All of these securities continue to carry AAA/Aaa ratings, have not experienced any payment defaults. Of the auction rate securities held by us, $7.0 million are backed by student loans and are over-collateralized, insured and guaranteed by the United States Federal Department of Education. The remaining $1.5 million relates to manufactured housing and is collateralized by the principle housing contract trusts associated with the related loans and are insured by third parties. Auction rate securities that did not successfully auction reset to the maximum interest rate as prescribed in the underlying indenture and all of the Company’s holdings continue to be current with their interest payments. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the securities in which the Company is invested, the Company believes no impairment has occurred as the Company has the ability and the intent to hold these investments long enough to avoid realizing any significant loss. Nonetheless, if uncertainties in the credit and capital markets continue, these markets deteriorate further or there are any ratings downgrades on any ARS the Company holds, the Company may be required to recognize impairment charges.
(9) Income Taxes
     As of August 26, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” As of March 1, 2008 and August 25, 2007, the Company had $1.2 million and $1.3 million, respectively, of liabilities recorded related to unrecognized tax benefits. Accrued interest and penalties on these unrecognized tax benefits were $0.2 million as of both March 1, 2008 and August 25, 2007. The Company recognizes potential interest and penalties related to income tax positions, if any, as a component of provision for income taxes on the consolidated statements of operations. Included in the liability balance as of March 1, 2008 are approximately $1.0 million of unrecognized tax benefits that, if recognized, will affect the Company’s effective tax rate. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the next twelve months.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. The Company is subject to U.S. federal tax, state tax and foreign tax examinations by tax authorities for fiscal years after 2002. Income tax examinations that the Company may be subject to for the various state and foreign taxing authorities vary by jurisdiction. The Company effectively settled a tax audit in a foreign tax jurisdiction which resulted in a $0.3 million decrease in the accrual for unrecognized tax benefits.
(10) Impairment of Investment
     In the second quarter of fiscal 2007, the Company recorded a $3.6 million asset impairment charge associated with its investment in m•FSI LTD. The impairment related to a restructuring of ownership and contractual arrangements the Company has with m•FSI LTD. The restructuring was completed in the third quarter of fiscal 2007.
(11) Contingencies
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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information in this report, except for the historical information, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These forward-looking statements include but are not limited to expected orders; expected revenues; expected financial results; expected cash usage and other expected financial performance measures for the third quarter of fiscal 2008. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include, but are not limited to changes in industry conditions; order delays or cancellations; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the level of new orders; the timing and success of current and future product and process development programs; the success of our distributor in Japan; the success of our direct distribution organization; legal proceedings; the potential impairment of long-lived assets; and the potential adverse financial impacts resulting from declines in the fair value and liquidity of auction-rate securities we currently hold; as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors set forth in our Form 10-K for the fiscal year ended August 25, 2007. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.
     This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report.
Industry
     Recently, analysts reported that a modest build-up in semiconductor inventory occurred late in calendar 2007 which has led to lower factory utilization and reduced spending by many device manufacturers. Industry analysts are forecasting semiconductor demand to grow slightly in calendar 2008, driven by demand for memory and microprocessor devices. However, current economic conditions and the impact that such conditions have on consumer spending could cause prolonged weakness in the semiconductor industry.
     Analysts continue to have a mixed view on calendar 2008 forecasted equipment spending. The analysts predict at least a 15 percent decline, with some analysts forecasting a decline of 20 to 25 percent from calendar 2007 levels. The calendar 2008 expected decrease in capital spending is being attributed to a significant reduction in spending by dynamic random access memory (“DRAM”) and flash memory producers. Analysts do not anticipate as significant of a decrease in spending by manufacturers of logic devices and by foundries during calendar 2008.
     Our customers continue to manage their capacity increases carefully. They remain cautious when it comes to placing new equipment orders and continue to request shorter lead times and other sales concessions. Worldwide orders for surface conditioning products, the market we serve, appeared to have bottomed in July 2007 at a monthly run rate of approximately $140 million, down nearly 45 percent from the January 2007 high. Surface conditioning product order levels, as reported by SEMI, a global industry association for the semiconductor industry, remained in the $140 million to $160 million range from July 2007 through January 2008.
     Based upon current economic and industry conditions it is still too early to predict the strength and timing of any recovery in equipment spending from the customers in the segments we serve.

Overview
     Sales of our ZETA® ViPR™ Spray Processing systems represented a noticeable portion of our second quarter revenue. Our enhanced ZETA ViPR technology continued to gain momentum during the quarter as we provided customers with upgrades, transitioned from evaluation to production with several customers and ran customer demonstrations in our laboratory.
     There remains a close correlation between the adoption of plasma assisted doping (“PLAD”), (the method used to implant ions on the wafer) for DRAM and flash production and our customer’s need to remove photoresist after this processing using our ZETA ViPR technology. We are in the process of expanding the ViPR for ash free photoresist removal for additional implantation levels and other film removal steps.
     During the second quarter, we received follow on orders for our ANTARES® CryoKinetic Cleaning System as our foundry customers continued to expand the applications for this product.
     In addition, in March 2008, we received an evaluation order for our new ORION™ Single Wafer Cleaning System. We believe that we achieved this win because of our differentiated design, which contributes to platform productivity and superior process performance for next generation interconnect technologies. With the latest configuration ORION tool now in our laboratory, we are actively demonstrating the ORION tool’s process capabilities to other leading device manufacturers. We anticipate placing additional ORION tools with customers before year end.*
     The launch of our ORION product remains a key strategic initiative for fiscal 2008. We also remain focused on winning additional process tool of record status with the top spenders and expanding our presence at memory device manufacturers.
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

Revenue Recognition
     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. If our equipment sales involve sales to our existing customers who have previously accepted the same type(s) of equipment with the same type(s) of specifications, we account for the product sales as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. We recognize the equipment revenue upon shipment and transfer of title. The other multiple elements include installation, service contracts and training. Equipment installation revenue is valued based on estimated service person hours to complete installation and published or quoted service labor rates and is recognized when the installation has been completed and the equipment has been accepted by the customer. Service contract revenue is valued based on estimated service person hours to complete the service and quoted service labor rates and is recognized over the contract period. Training revenue is valued based on quoted training class prices and is recognized when the customers complete the training classes or when a customer-specific training period has expired. The quoted service labor rates and training class prices are rates actually charged and billed to our customers.
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
     If we determine that the carrying amount of long-lived assets, including intangible assets, may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $19.8 million as of March 1, 2008.
     Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including intangible assets, and the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates.
     We did not recognize any impairment charges for our long-lived assets, including intangible assets, during the second quarters or the first six months of fiscal 2008. We recognized $3.6 million impairment in the second quarter and first six months of fiscal 2007 associated with our investment in m•FSI LTD. While we currently believe the expected cash flows from these long-lived assets, including intangible assets, exceed the carrying amounts, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if we no longer believe we will achieve our long-term projected sales or operating expenses, we may conclude, in connection with any future impairment tests, that the estimated fair value of our long-lived assets, including intangible assets, is less than the book value and recognize an impairment charge. Such impairment would adversely affect our earnings.
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
     During the second quarter of fiscal 2008, we reversed approximately $250,000 of unused prior period warranty accruals associated with improved claims experience.
Inventory Provisions Estimation
     We record provisions for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. These provisions are based upon historical loss trends, inventory levels, expected product lives, forecasted sales demand and recoverability. Results could be materially different if demand for our products decreased because of economic or competitive conditions, length of the industry downturn, or if products become obsolete because of technical advancements in the industry or by us.
     During the second quarter and first six months of fiscal 2008, we had sales of PSS product inventory that had previously been written down to zero with an original cost of approximately $331,000 and $670,000, respectively. For the comparable periods in fiscal 2007, we had sales of PSS product inventory that had previously been written down to zero with an original cost of $800,000 and $887,000, respectively. Also, in the second quarter of fiscal 2007, we recorded an additional provision of $800,000 related to used tools purchased since March 2003 to be used for refurbished equipment. Since we recorded the PSS product inventory provisions primarily as a result of the wind-down of our microlithography business in the second quarter of fiscal 2003, along with industry conditions, we have had cumulative sales of PSS product inventory that had previously been written down to zero and reductions in inventory buyback requirements of approximately $10.4 million and have disposed of approximately $6.7 million of PSS product inventory. The original cost of PSS product inventory available for sale or to be disposed of as of March 1, 2008 that has been written down to zero was approximately $9.4 million.
Allowance for Doubtful Accounts Estimation
     Management must estimate the uncollectibility of our accounts receivable. The most significant risk is a sudden unexpected deterioration in financial condition of a significant customer who is not considered in the allowance. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Results could be materially impacted if the financial condition of a significant customer deteriorated and related accounts receivable are deemed uncollectible. Accounts receivable are written off after management determines that they are uncollectible. We collected receivables of $67,000 in the first six months of fiscal 2008 and $56,000 in the first six months of fiscal 2007 that had previously been written down to zero, resulting in credits to selling, general and administrative expenses.

Stock-Based Compensation
     We implemented the fair value recognition provisions of SFAS No. 123R effective August 28, 2005 using the modified prospective method. Under this method, we recognize compensation expense for all stock-based awards granted on or after August 28, 2005 and for previously granted awards not yet vested as of August 28, 2005.
     We utilize the Black-Scholes option-pricing model to estimate fair value of each award on the date of grant. The Black-Scholes model requires the input of certain assumptions that involve management judgment. Key assumptions that affect the calculation of fair value include the expected life of stock-based awards and our stock price volatility. Additionally, we expense only those shares expected to vest. The assumptions used in calculating the fair value of stock-based awards and the forfeiture rate of such awards reflect management’s best estimates. However, circumstances may change and additional data may become available over time, which could result in changes to these assumptions that materially impact the fair value determination of their estimated rate of forfeiture.
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
     Significant judgment is required in determining our unrecognized tax benefits. We have established accruals using management’s best judgment and adjust these accruals as warranted by changing facts and circumstances. A change in our tax liabilities in any given period could have a significant impact on our results of operations and cash flows for that period.
     We adopted the provisions of FIN48 during the first quarter of fiscal 2008. During the second quarter of fiscal 2008, we effectively settled a tax audit in a foreign tax jurisdiction which resulted in a $0.3 million decrease in the accrual for unrecognized tax benefits.

SECOND QUARTER AND FIRST HALF OF FISCAL 2008 COMPARED WITH SECOND QUARTER AND FIRST HALF OF FISCAL 2007
The Company
     The following table sets forth on a consolidated basis, for the fiscal periods indicated, certain income and expense items as a percent of total sales.

	Percent of Sales		Percent of Sales
	Quarter Ended		Six Months Ended
	March 1,	February 24,	March 1,	February 24,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.3	57.4	57.1	57.2

Gross margin	47.7	42.6	42.9	42.8
Selling, general and administrative	32.2	26.6	31.1	24.8
Research and development	22.4	18.4	20.7	17.1

Operating (loss) income	(6.9)	(2.4)	(8.9)	0.9
Other income (loss), net	1.8	(9.9)	1.6	(4.2)

Loss before income taxes	(5.1)	(12.3)	(7.3)	(3.3)
Income tax (benefit) expense	(0.4)	0.1	(0.1)	0.1
Equity in (loss) earnings of affiliate	—	(0.5)	—	—

Net loss	(4.7)%	(12.9)%	(7.2)%	(3.4)%

Revenue and Shipments
     Sales revenue decreased to $21.4 million for the second quarter of fiscal 2008 as compared to $33.4 million for the second quarter of fiscal 2007. The decrease related primarily to a decrease in shipments from $31.9 million in the second quarter of fiscal 2007 to $23.7 million in the second quarter of fiscal 2008. Sales revenue decreased to $43.9 million for the first half of fiscal 2008 as compared to $71.1 million for the first half of fiscal 2007. The decrease related primarily to a decrease in shipments from $74.1 million in the first half of fiscal 2007 to $44.4 million in the first half of fiscal 2008. The decreases in shipments in the fiscal 2008 periods as compared to the fiscal 2007 periods related primarily to industry conditions.
     Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Therefore, depending on timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or, due to timing of acceptance, sales revenue may exceed shipments.
     International revenue was $15.9 million, representing 74% of total revenue, during the second quarter of fiscal 2008 and $18.8 million, representing 56% of total revenue, during the second quarter of fiscal 2007. International sales revenue was $34.9 million, representing 80% of total revenue, during the first half of fiscal 2008 and $47.0 million, representing 66% of total revenue, during the first half of fiscal 2007. The increases in international revenue as a percent of total revenue in the fiscal 2008 periods as compared to the fiscal 2007 periods related primarily to an increase in foundry business, primarily in Asia.
     We currently expect third quarter of fiscal 2008 revenues to be between $21 million and $24 million.* In order to achieve this revenue level, we will need to gain acceptance for a system that is now being qualified by a customer and receive several anticipated system orders from other customers that can be shipped and recognized as revenue in the third quarter of fiscal 2008.*

Gross Margin
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
     Gross margin as a percentage of sales for the second quarter of fiscal 2008 was 47.7% as compared to 42.6% for the second quarter of fiscal 2007. The gross margin in the second quarter of fiscal 2008 was favorably impacted approximately 1.0%, by reversals of unused prior period warranty accruals associated with improved warranty claims experience. Gross margin as a percentage of sales for the first half of fiscal 2008 was 42.9% as compared to 42.8% for the first half of fiscal 2007. The increases in margin in the fiscal 2008 periods were due to product mix, with higher margin products representing a greater percentage of total sales, slightly better factory utilization rates, improvements in certain manufacturing variances and margin improvement initiatives.
     The fiscal 2008 margins were also impacted by the usage of PSS product inventory that had previously been written down to zero. During the second quarter of fiscal 2008, we had sales of PSS product inventory with an original cost of $331,000 that had previously been written down to zero. During the first half of fiscal 2008, we had sales of PSS product inventory with an original cost of $670,000 that had previously been written down to zero. During the second quarter of fiscal 2007, we had sales of PSS product inventory with an original cost of $800,000 that had previously been written down to zero. During the first half of fiscal 2007, we had sales of PSS product inventory with an original cost of $887,000 that had previously been written down to zero. These fiscal 2007 sales were offset by $800,000 of additional inventory provisions recorded in the second quarter of fiscal 2007 related to used tools purchased since March 2003 to be used for refurbished equipment.
     We will continue to try to sell the impaired inventory to our customers as spares, refurbished systems and upgrades to existing systems. If unsuccessful, some of the items will be disposed. Any significant sales of the impaired inventory will be disclosed. Gross margins will be favorably impacted if inventory carried at a reduced cost is sold.
     Gross margins for the third quarter of fiscal 2008 are expected to be in the range of 45% to 47% of revenues, reflecting a product mix that is similar to the second quarter of fiscal 2008.*
Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased to $6.9 million in the second quarter of fiscal 2008 as compared to $8.9 million for the second quarter of fiscal 2007. Selling, general and administrative expenses decreased to $13.6 million for the first half of fiscal 2008 as compared to $17.6 million for the same period in fiscal 2007. The decreases in the year-over-year selling, general and administrative expenses related primarily to cost reduction initiatives associated with reductions in headcount taken in the second half of fiscal 2007.
     We expect selling, general and administrative expenses in the third quarter of fiscal 2008 to be in the range of $6.9 million to $7.1 million.*
Research and Development Expenses
     Research and development expenses were $4.8 million for the second quarter of fiscal 2008 as compared to $6.1 million for the same period in fiscal 2007. Research and development expenses were $9.1 million for the first six months of fiscal 2008 as compared to $12.1 million for the first half of fiscal 2007. The decreases related primarily to cost reduction initiatives associated with reductions in headcount taken in the second half of fiscal 2007. The majority of our research and development investment is focused on expanding the application capabilities of our products, supporting customer evaluations and expanding our product portfolio, including the development of our new ORION single wafer cleaning product.

     We expect research and development expenses for the third quarter of fiscal 2008 to be in the range of $4.7 million to $4.9 million.*
Impairment of Investment
     We recorded $3.6 million of impairment of investment for the second quarter of fiscal 2007 associated with our investment in m•FSI LTD. The impairment related to a restructuring of our investment that was completed in the third quarter of fiscal 2007.
Income Taxes
     We recorded a tax benefit of $77,000 in the second quarter of fiscal 2008 and $65,000 in the first half of fiscal 2008. We recorded tax expense of $33,000 in the second quarter of fiscal 2007 and $75,000 in the first half of fiscal 2007. The income tax benefit in fiscal 2008 periods related to a tax position that was effectively settled with taxing authorities during the second quarter of fiscal 2008, which was partially offset by state income tax expense. The income tax expense in the fiscal 2007 periods related primarily to alternative minimum tax.
     Our deferred tax assets on the balance sheet as of March 1, 2008 have been fully reserved with a valuation allowance. We do not expect to significantly reduce our valuation allowance until we are consistently profitable on a quarterly basis.*
     We have net operating loss carryforwards for federal income tax purposes of approximately $154.0 million, which will begin to expire in fiscal 2011 through fiscal 2028 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year.
Net Loss
     Net loss was $1.0 million in the second quarter of fiscal 2008 as compared to a net loss of $4.3 million in the second quarter of fiscal 2007. Net loss was $3.1 million for the first half of fiscal 2008 as compared to a net loss of $2.4 million for the first half of fiscal 2007.
     Assuming that we can achieve the expected revenues, gross margin, operating expenses and interest income, we expect to report between a $1.5 million net loss to breakeven in the third quarter of fiscal 2008.*
Liquidity and Capital Resources
     Our cash, restricted cash, cash equivalents and long-term marketable securities were approximately $24.4 million as of March 1, 2008, a decrease of $0.1 million from the end of fiscal 2007. The decrease was due to $0.9 million in capital expenditures, $0.3 million of principal payments on capital leases and $0.3 million of negative currency impact. The decreases were net of $1.3 million in cash provided by operations and $0.2 million of proceeds from the issuance of common stock.
     As of March 1, 2008, we had invested $8.5 million in taxable auction rate securities (“ARS”). The ARS held by us are public or private placement marketable securities with long-term stated maturities for which the interest rates are reset through a Dutch auction every 28 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. During the second quarter of fiscal 2008, we reclassified the $8.5 million of marketable securities from current marketable securities to long-term marketable securities on our condensed consolidated balance sheet due to the fact that these marketable securities are currently not trading and conditions in the general debt markets have reduced the likelihood that these will successfully auction within the next 12 months.
     All of these securities continue to carry AAA/Aaa ratings, have not experienced any payment defaults. Of the auction rate securities held by us, $7.0 million are backed by student and are over-collateralized, insured and guaranteed by the United States Federal Department of Education. The remaining $1.5 million relates to manufactured housing and is collateralized by principle housing contract trusts associated with the related loans and are insured by third parties. Auction rate securities that did not successfully auction reset to the maximum interest rate as prescribed in the underlying indenture and all of the issuers of our ARS continue to be current with their interest payments. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the securities in which we are invested, we believe no impairment has occurred as we have the ability and the intent to hold these investments long enough to avoid realizing any significant loss. Nonetheless, if uncertainties in the credit and capital markets continue, these markets deteriorate further or there are any ratings downgrades on any ARS we hold, we may be required to recognize impairment charges.
     In addition, these securities may not provide the liquidity to us as we need it, as it could take until the final maturity of the underlying notes (from 5 to 35 years) to realize our investments’ recorded value. Currently, there is a very limited market for any of these securities and future liquidations at this time, if possible, would likely be at a significant discount. Accordingly, we do not currently intend to attempt to liquidate any of these securities until market conditions improve or our liquidity needs require us to do so. Current cash, cash equivalents and restricted cash as of March 1, 2008 was $15.4 million. After utilization of our current available resources, should we not be able to liquidate a substantial portion of the remaining portfolio of these ARS securities on a timely basis and on acceptable terms, we may have to attempt to raise additional funds. We believe that with existing cash and cash equivalents, there will be sufficient funds to meet our currently projected working capital requirements, and to meet other cash requirements through at least fiscal 2008.*
     Accounts receivable fluctuate quarter to quarter depending on individual customers’ timing of shipping dates, payment terms and cash flow conditions. Accounts receivable increased $3.9 million from $17.6 million at the end of fiscal 2007 to $21.5 million as of March 1, 2008. The increase in accounts receivable related primarily to a greater percentage of shipments in the last month of the second quarter of fiscal 2008 as compared to the last month of the fourth quarter of fiscal 2007. Shipments made in the final month of a quarter generally are not collected during that quarter. Accounts receivable will fluctuate quarter to quarter depending on individual customers’ timing of shipping dates and payment terms.
     Inventory was approximately $24.3 million at March 1, 2008 and $29.6 million at the end of fiscal 2007. The $5.3 million decrease in inventory related primarily to decreases in work-in-process, finished goods and raw materials inventories associated with the increase in shipments from $21.9 million in the fourth quarter of fiscal 2007 to $23.7 million in the second quarter of fiscal 2008. Inventory provisions were $14.1 million at March 1, 2008, and $14.7 million at the end of fiscal 2007.
     Trade accounts payable increased approximately $1.0 million to $4.5 million as of March 1, 2008 as compared to $3.5 million at the end of fiscal 2007. The increase in trade accounts payable related primarily to the timing of inventory receipts and vendor payments.
     As of March 1, 2008, our current ratio of current assets to current liabilities was 3.4 to 1.0, and working capital was $48.6 million.

     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments due by period
					More than 5
	Total	Less than 1 Year	1-3 years	3-5 years	years
Contractual Obligations:
Operating lease obligations	$1,336	$769	$468	$99	$—
Capital lease obligations	1,356	955	401	—	—
Purchase obligations	5,876	5,876	—	—	—
Royalty obligations	319	319	—	—	—
Other long-term commitments (1)	1,976	351	500	500	625

Total	$10,863	$8,270	$1,369	$599	$625

(1)	Other long-term liabilities represent payments related to minimum royalty payments or discounts granted under a license agreement.
     The contractual obligations table does not include $1.2 million of accruals for unrecognized tax benefits, as the timing of payments or reversals is uncertain.
     Capital expenditures were $0.9 million in both of the first halves of fiscal 2008 and 2007. We expect capital expenditures to be approximately $700,000 in the third quarter of fiscal 2008, as we add process modules to the ORION System now installed in our laboratory.* Depreciation and amortization for the third quarter of fiscal 2008 is expected to be between approximately $1.0 and $1.1 million.*
     At the third quarter expected run rate, assuming we continue to successfully manage our accounts receivable and inventory levels, we anticipate using less than $1.0 million of net cash for operations in the third quarter of fiscal 2008.* We believe that with existing cash and cash equivalents, there will be sufficient funds to meet our currently projected working capital requirements, and to meet other cash requirements through at least fiscal 2008.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies, particularly those that are complementary to our surface conditioning business. We may fund such activities with additional equity or debt financing. The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
New Accounting Pronouncements
     In June 2006, FASB issued Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN48 effectively as of the first day of the first quarter of fiscal 2008, August 26, 2007. The adoption of FIN48 had no impact on our financial position or results of operation. We along with our subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are subject to U.S. federal tax, state tax and foreign tax examinations by tax authorities for fiscal years after 2002. Income tax examinations that we may be subject to for the various state and foreign taxing authorities vary by jurisdiction. Our policy under FIN48 for penalties and interest is to include such amounts, if any, in income tax expense.
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
     In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for us beginning in the first quarter of fiscal 2009. We are still evaluating the impact the adoption of this pronouncement will have on our consolidated financial statements.
     In December 2007, the FASB issued SFAS 141 (revised 2007) (“SFAS 141R”), “Business Combinations”, and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”, to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2010. We are still evaluating the impact the adoption of these pronouncements will have on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in our foreign-based affiliates. As of March 1, 2008, our investments included a 100% interest in our Europe and Asia sales and service offices and a 20% interest in Apprecia Technology, Inc. (formerly m•FSI LTD), which operates in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.
     Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region in March 2003, we have and will continue to incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* As of March 1, 2008, we had not entered into any hedging activities and our foreign currency transaction gains and losses for the second quarter and first six months of fiscal 2008 were insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.
     We do not have significant exposure to changing interest rates as we currently have no material long-term debt. As of March 1, 2008, cost approximated market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $244,000 based on our cash and cash equivalents, restricted cash and long-term marketable securities balances as of March 1, 2008.
     As of March 1, 2008, our investment portfolio included $8.5 million of auction rate securities, which are investments with contractual maturities between 5 to 35 years. Auction rate securities are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations whose interest rates are reset every 28 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par.
     Of the auction rate securities held by us, $7.0 million are backed by student loans and are over-collateralized, insured and guaranteed by the United States Federal Department of Education. The remaining $1.5 million relates to manufactured housing and is collateralized by the principle housing contract trusts associated with the related loans and are insured by third parties. In addition, all auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa.
     All of our auction rate securities have failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather reflect a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty interest rates should an auction fail. In the event we need to access these funds associated with failed auctions, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured.
     We determined that no impairment losses existed as of March 1, 2008. However, if the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, or the United States government fails to support its guaranty of the obligations, we may be required to record impairment charges.
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
ITEM 1.A. Risk Factors
     There have not been any material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended August 25, 2007, except as set forth below.
     If the recent worsening of credit market conditions continues or increases, it could have a material adverse impact on our investment portfolio.
     Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues during the second half of calendar 2007 and continuing into the first quarter of calendar 2008, leading to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition.
     Our investment portfolio includes auction rate securities, which are investments with contractual maturities between 5 to 35 years. Auction rate securities are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations whose interest rates are reset every 28 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par.
     Of the auction rate securities held by us, $7.0 million are backed by student loans and are over-collateralized, insured and guaranteed by the United States Federal Department of Education. The remaining $1.5 million relates to manufactured housing and is collateralized by the principle housing contract trusts associated with the related loans and are insured by third parties. In addition, all auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa.
     Beginning February 19, 2008 , all of our auction rate securities failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty interest rates should an auction fail. In the event we need to access the funds associated with failed auctions, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured.
     We determined that no impairment losses existed as of March 1, 2008. However, if the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, or the United States government fails to support its guaranty of the obligations, we may be required to adjust the carrying value of the auction rate securities and record impairment charges in future periods, which could materially affect our results of operations and financial condition.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
              None
ITEM 3. Defaults upon Senior Securities
              None

ITEM 4. Submission of Matters to a Vote of Security Holders
               At our Annual Meeting of Shareholders held on January 16, 2008, the shareholders approved the following:
(1)	Election of two Class III Directors to serve a three-year term. The nominated directors were elected as follows:

Director-Nominees	Votes For	Against	Withheld
Terrence W. Glarner and David V. Smith	23,654,533	4,609,642	29,789
Willem D. Maris, as a Class II Director, and James A. Bernards and Donald S. Mitchell, as Class I Directors, continue to serve as our directors.

(2)	Proposal to approve the FSI International, Inc. 2008 Omnibus Stock Plan. The shareholders approved the proposal as follows:

Votes For	Votes Against	Abstained
14,167,035	5,079,222	29,237
(3)	Proposal to amend our Employees Stock Purchase Plan to increase the aggregate number of shares of our Common Stock reserved for issuance under the Plan by 500,000. The shareholders approved the proposal as follows:

Votes For	Votes Against	Abstained
17,247,948	2,005,994	21,552
(4)	Proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending August 30, 2008. Our shareholders approved the proposal as follows:

Votes For	Votes Against	Abstained
25,780,550	2,485,113	28,301
ITEM 5. Other Information
     On March 28, 2008, we entered into a new form of Management Agreement with each of the following executive officers: Donald S. Mitchell, Benno G. Sand, Patricia M. Hollister, and John C. Ely. The new arrangements provide severance benefits to executive officers that comply with (or, where possible, are structured to fall outside the coverage of) the requirements of Internal Revenue Code Section 409A (“Section 409A”).
     The new Management Agreements replace the existing management agreements and severance arrangements currently in effect for these executive officers in the event of a change in control of the Company. The primary differences between the new Management Agreements and the prior arrangements include: (i) modification of the change-of-control trigger to include those events that constitute changes of control under the regulations to Section 409A; (ii) modification of the conditions providing grounds for a constructive involuntary termination of the executive officer’s employment, so as to fall within the safe harbor provisions of Section 409A for an involuntary separation from service; and (iii) modification of the timing provisions for payment of severance benefits to comply with, or be exempt from, Section 409A.
     The Management Agreements provide for payment of the following severance benefits if the executive officer’s employment is terminated involuntarily by us without Cause (as defined below) or as a result of a Constructive Involuntary Termination by the executive officer (as defined below) prior to and in connection with a Change of Control Event (as defined below): (i) severance pay equal to two times the executive’s base salary, less amounts paid or payable under the executive’s Severance or Employment Agreement (see below); (ii) severance pay equal to two times the executive’s target bonus; (iii) a pro-rata target bonus for year of termination; (iv)

payment of $18,000 in lieu of a cash contribution for continuation of welfare benefits; (v) payment of $35,000 in lieu of outplacement services and other perquisites; (vi) reimbursement of reasonable legal fees incurred to contest the termination of employment or enforce the agreement; and (vii) gross-up of taxes due under “excess parachute” provisions of the Internal Revenue Code
     Each of the severance benefits above is payable in a lump sum within 30 days of the Change of Control Event, except that eligible legal fees will be reimbursed promptly upon receipt of proper verification by the executive officer (and in any event not later than the end of the calendar year following the calendar year in which the expense was incurred), and any tax gross-up payment is payable within 10 days of determination by the parties’ designated accounting firm.
     The Management Agreements also provide for payment of severance benefits if, within two years after a Change of Control Event, the executive officer’s employment is terminated involuntarily by the Company without Cause or as a result of a Constructive Involuntary Termination by the executive officer. These severance benefits are the same as those paid prior to a Change of Control Event (as described above), except that (i) the executive officer is entitled to thirty days’ notice with pay, without regard to whether the executive officer is required to perform duties during the notice period, and payable pursuant to the regular payroll schedule (applicable in the event of involuntary termination by the Company only); and (ii) the exclusion of amounts payable under the executive’s Severance or Employment Agreement does not apply to the payment of two times the executive’s base salary. These severance benefits are also payable in a lump sum within 30 days after the executive officer’s termination of employment, except that eligible legal fees will be reimbursed promptly upon receipt of proper verification by the executive officer (but in any event not earlier than the start of the seventh month after the termination of the executive officer’s employment and not later than the end of the calendar year following the calendar year in which the expense was incurred), and any tax gross-up payment is payable within 10 days of determination by the parties’ designated accounting firm.
     In order to receive severance, the executive officer must sign a release of claims in favor of the Company and be in compliance with the terms of the Management Agreement and the executive officer’s respective Employment or Severance Agreement. The term of each Management Agreements is one year, followed by automatic annual renewals, unless either party gives 90 days’ notice of non-renewal (or, if a Change of Control Event is initiated or occurs before expiration of the term, two years after the Change of Control Event commenced).
     Each of the following occurrences is deemed a “Change of Control Event” under the Management Agreements, subject to certain exceptions and limitations as further described therein: (i) the acquisition during any 12 month period of the Company’s stock constituting 30% or more of the total voting power then outstanding, excluding Company stock previously held by the acquiring party for purposes of determining the 30% threshold; (ii) the acquisition of the Company’s stock constituting more than 50% of the total fair market value or total voting power of the Company’s stock then outstanding, including Company stock previously held by the acquiring party for purposes of determining the 50% threshold; (iii) the replacement during any 12 month period of a majority of the members of the Board of Directors with members whose appointment or election is not endorsed by a majority of the members of the Board of Directors prior to such replacement; (iv) the consummation of a merger or consolidation of the Company with or into another entity, a statutory share exchange or similar business combination involving the Company; and (v) the acquisition during any 12 month period of 50% or more of the Company’s assets.
     The Management Agreements define “Cause” as: (i) willful and gross neglect of duties by the executive officer or (ii) an act or acts committed by the executive officer constituting a felony detrimental to the Company or any Subsidiary, or its or their reputation, following a determination to that effect by a resolution duly adopted by an affirmative vote of not less than two-thirds of the Board (with notice and an opportunity to heard by the executive officer).
     As used in the Management Agreements, “Constructive Involuntary Termination” means a termination initiated by the executive officer upon occurrence of any of the following conditions without the executive officer’s consent, after the executive officer gives the Company notice and an opportunity to cure: (i) a material diminution in the executive officer’s authorities, duties or responsibilities as in effect immediately prior to the Change of Control Event (or prior to certain preliminary events that result in a Change of Control Event); (ii) a material diminution in the authority, duties, or responsibilities of the supervisor to whom the executive officer is required to report (including, in the case of the Chief Executive Officer, a requirement that he be required to report to an officer or employee of the Company other than its Board of Directors); (iii) a failure to continue the executive officer’s base salary as in effect immediately prior to the Change of Control Event (or prior to certain preliminary events that result in a Change of Control Event); (iv) failure by the Company to obtain assumption of the Management Agreement by a successor or other breach by the Company of the Management Agreement; or (v) a requirement by the Company that the executive officer relocate to any place other than a location within 50 miles of the location where the executive officer previously performed his or her duties or, if the executive officer performed his or her duties at the principal executive offices of the Company or a subsidiary, a relocation by the Company or a subsidiary of its principal executive offices more than 50 miles.
     On March 28, 2008, we entered into an Employment Agreement (the “Employment Agreement”) with Donald S. Mitchell, our Chief Executive Officer and President. The Employment Agreement amends and restates the prior employment agreement, dated December 12, 1999, between Mr. Mitchell and the Company. In connection with the Employment Agreement, we also entered into an Amended and Restated Summary of Terms of Employment (the “Summary of Terms”) for Mr. Mitchell, which amends and restates a summary of terms of proposed employment agreed to by Mr. Mitchell and the Company on December 12, 1999. The Summary of Terms and the Employment Agreement provide severance benefits to Mr. Mitchell that comply with (or are structured to fall outside the coverage of) the requirements of Section 409A.
     The Summary of Terms has an initial employment term running through March 28, 2009. Unless earlier terminated 90 days prior to the end of any term, the Summary of Terms automatically renews for successive one-year terms. The Summary of Terms provides for an initial base salary of $370,162, with annual increases on a fiscal year basis at the discretion of our Board of Directors. Mr. Mitchell is also eligible for participation in our Management Incentive Plan at a target of 100% and a range of up to 200% for performance in excess of established annual milestone objectives. Pursuant to the Summary of Terms we will also reimburse Mr. Mitchell for the commuting costs of travel for Mr. Mitchell and his wife to and from his residence in California and our sites, subject to certain terms and conditions. To the extent the commuting reimbursement is taxable to Mr. Mitchell, we will pay a full tax gross-up. If Mr. Mitchell elects to move to Chaska, Minnesota during the term of the Summary of Terms, we will pay for all reasonable and ordinary costs of relocation, subject to certain terms and conditions. The Summary of Terms provides Mr. Mitchell with an annual gross perquisite allowance of $15,000, life insurance, and health, vacation, and welfare benefits generally applicable to senior executives of the Company.
     The Employment Agreement has an initial employment term running through March 28, 2009. Unless earlier terminated 90 days prior to the end of any term, the Employment Agreement automatically renews for successive one-year terms. The Employment Agreement contains confidentiality covenants from Mr. Mitchell. In the event that Mr. Mitchell’s employment is involuntarily terminated at the initiative of the Company without Cause (defined as in the Management Agreement), and provided the termination does not occur within the two-year period following a Change of Control Event under the Management Agreement, Mr. Mitchell will be entitled to severance pay in amounts equal to his base salary for 12 months, payable over the severance period, with payments in the first six months subject to limitations applicable to separation pay plans due to involuntary separation from service under Section 409A. In order to receive severance, Mr. Mitchell must sign a release of claims in favor of the Company and be in compliance with certain terms of the Employment Agreement.
     The primary differences between the new Employment Agreement and the one previously in effect for Mr. Mitchell include the imposition of a term of employment, the deletion of non-competition obligations and the restructuring of Mr. Mitchell’s severance pay to comply with or fall outside the coverage of the requirements of Section 409A.

     On March 28, 2008, we entered into severance agreements with Patricia M. Hollister, Chief Financial Officer, and John C. Ely, Vice President of Global Sales and Service (the “Severance Agreements”). The Severance Agreements are new arrangements for Ms. Hollister and Mr. Ely, who were previously eligible for income maintenance payments pursuant to a non-competition agreement and for severance pay under our Severance Pay Plan (the “Plan”). The Plan was amended in January 2008, and Ms. Hollister and Mr. Ely are no longer eligible for severance under the Plan. The Severance Agreements are the same in all material respects as the severance-related provisions of the Employment Agreement for Mr. Mitchell.
     On March 28, 2008, we entered into a severance agreement for Benno G. Sand, Executive Vice President (the “Sand Severance Agreement”) to replace the separation agreement previously in effect between Mr. Sand and the Company, dated March 14, 2001. The Sand Severance Agreement provides severance benefits to Mr. Sand that comply with (or are structured to fall outside the coverage of) the requirements of Section 409A.
     The terms and conditions of the Sand Severance Agreement are substantially the same as the severance-related terms of the Employment Agreement for Mr. Mitchell, except that Mr. Sand is entitled to severance pay in an amount equal to his base salary for 12 months upon termination of employment, whether Mr. Sand’s employment is terminated by us without cause or whether Mr. Sand resigns with or without good reason. The first six months of such severance pay is payable in a lump sum at the start of the seventh month following termination of employment, with the balance payable in monthly installments for six months thereafter. In addition, Mr. Sand is eligible for monthly income maintenance payments in an amount equal to 75% of his average monthly base pay for up to 12 months following the termination of his employment (with the first six months held in arrears until the start of the seventh month) in the event he is unable to find other employment as a result of his obligations under the non-competition provisions of the agreement. Also, the Sand Severance Agreement provides Mr. Sand with a death benefit in an amount equal to 12 months’ base salary.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 6. Exhibits and Reports on Form 8-K
     (a) Exhibits

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation (3)
2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)
2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (4)
3.1	Restated Articles of Incorporation of the Company. (2)
3.2	Restated and amended By-Laws. (6)
3.3	Articles of Amendment of Restated Articles of Incorporation (5)
10.1
Management Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Donald S. Mitchell. (Identical Management Agreements were entered into on March 28, 2008 between the Company and each of Benno G. Sand, Patricia M. Hollister and John C. Ely. These Management Agreements have been omitted but will be filed if requested in writing by the Commission.) (filed herewith)

10.2	Severance Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Benno G. Sand.(filed herewith)
10.3	Employment Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Donald S. Mitchell.(filed herewith)
10.4	Amended and Restated Summary of Terms of Employment entered into as of March 28, 2008 between FSI International and Donald S. Mitchell.(filed herewith)
10.5
Severance Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Patricia M. Hollister. (An identical Severance Agreement was entered into on March 28, 2008 between the Company and John C. Ely. This Severance Agreement has been omitted but will be filed if requested in writing by the Commission.)(filed herewith)

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
Patricia M. Hollister
Chief Financial Officer on behalf of the Registrant and as Principal Financial and Accounting Officer

DATE: March 31, 2008

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation (3)	Incorporated by reference.
2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)	Incorporated by reference.
2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (4)	Incorporated by reference.
3.1	Restated Articles of Incorporation of the Company. (2)	Incorporated by reference.
3.2	Restated and amended By-Laws. (6)	Incorporated by reference.
3.3	Articles of Amendment of Restated Articles of Incorporation (5)	Incorporated by reference.
10.1
Management Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Donald S. Mitchell. (Identical Management Agreements were entered into on March 28, 2008 between the Company and each of Benno G. Sand, Patricia M. Hollister and John C. Ely. These Management Agreements have been omitted but will be filed if requested in writing by the Commission.)
Filed herewith.
10.2	Severance Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Benno G. Sand.	Filed herewith.
10.3	Employment Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Donald S. Mitchell.	Filed herewith.
10.4	Amended and Restated Summary of Terms of Employment entered into as of March 28, 2008 between FSI International and Donald S. Mitchell.	Filed herewith.
10.5
Severance Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Patricia M. Hollister. (An identical Severance Agreement was entered into on March 28, 2008 between the Company and John C. Ely. This Severance Agreement has been omitted but will be filed if requested in writing by the Commission.)
Filed herewith.
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