Form 10-Q
period 2008-05-31
FSI INTERNATIONAL INC
filed 2008-07-02
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES       ☑ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Common Stock, No Par Value — 30,656,000 shares outstanding as of June 27, 2008

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I.
ITEM 1. FINANCIAL INFORMATION
FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MAY 31, 2008 AND AUGUST 25, 2007
ASSETS
(unaudited)
(in thousands)

	May 31,	August 25,
	2008	2007
Current assets:
Cash and cash equivalents	$16,654	$15,040
Restricted cash	154	151
Marketable securities	—	8,800
Trade accounts receivable, net of allowance for doubtful accounts of $129 and $196, respectively	15,886	17,609
Inventories, net	26,607	29,625
Other receivables	4,602	4,551
Prepaid expenses and other current assets	3,334	2,951

Total current assets	67,237	78,727

Property, plant and equipment, at cost	79,481	78,651
Less accumulated depreciation	(60,395)	(58,629)

	19,086	20,022

Restricted cash	500	500
Long-term marketable securities	7,902	—
Investment	460	460
Intangibles, net of accumulated amortization of $14,185 and $13,858, respectively	169	496
Other assets	1,199	1,199

Total assets	$96,553	$101,404

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MAY 31, 2008 AND AUGUST 25, 2007
(continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	May 31,	August 25,
	2008	2007
Current liabilities:
Trade accounts payable	$3,895	$3,458
Accrued expenses	9,392	11,365
Current portion of capital lease obligations	900	561
Customer deposits	313	1,306
Deferred profit	4,600	3,332

Total current liabilities	19,100	20,022

Long-term accrued expenses	912	—
Capital lease obligations	159	616

Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized; none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 30,656 and 30,545 shares, at May 31, 2008 and August 25, 2007, respectively	226,143	225,974
Accumulated deficit	(150,880)	(146,328)
Accumulated other comprehensive loss	(997)	(575)
Other stockholders’ equity	2,116	1,695

Total stockholders’ equity	76,382	80,766

Total liabilities and stockholders’ equity	$96,553	$101,404

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MAY 31, 2008 AND MAY 26, 2007
(unaudited)
(in thousands, except per share data)

	May 31,	May 26,
	2008	2007
Sales (including sales to affiliate of $0 and $3,876, respectively)	$20,331	$25,227
Cost of sales	9,852	15,840

Gross margin	10,479	9,387

Selling, general and administrative expenses	7,418	8,571
Research and development expenses	4,693	6,119

Operating loss	(1,632)	(5,303)

Interest expense	(36)	(50)
Interest income	201	184
Impairment and loss on sale of investment	—	(489)
Other (expense) income, net	(35)	45

Loss before income taxes	(1,502)	(5,613)

Income tax (benefit) expense	(98)	55

Loss before equity in earnings of affiliate	(1,404)	(5,668)

Equity in earnings of affiliate	—	25

Net loss	$(1,404)	$(5,643)

Net loss per common share:
Basic	$(0.05)	$(0.19)
Diluted	$(0.05)	$(0.19)

Weighted average common shares	30,656	30,428
Weighted average common and potential common shares	30,656	30,428
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MAY 31, 2008 AND MAY 26, 2007
(unaudited)
(in thousands, except per share data)

	May 31,	May 26,
	2008	2007
Sales (including sales to affiliate of $0 and $5,355, respectively)	$64,193	$96,284
Cost of sales	34,902	56,485

Gross margin	29,291	39,799

Selling, general and administrative expenses	21,040	26,177
Research and development expenses	13,783	18,247

Operating loss	(5,532)	(4,625)

Interest expense	(112)	(152)
Interest income	759	638
Impairment and loss on sale of investments	—	(4,088)
Other income, net	170	289

Loss before income taxes	(4,715)	(7,938)

Income tax (benefit) expense	(163)	130

Loss before equity in earnings of affiliate	(4,552)	(8,068)

Equity in earnings of affiliate	—	27

Net loss	$(4,552)	$(8,041)

Net loss per common share:
Basic	$(0.15)	$(0.26)
Diluted	$(0.15)	$(0.26)

Weighted average common shares	30,605	30,383
Weighted average common and potential common shares	30,605	30,383
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2008 AND MAY 26, 2007
(unaudited)
(in thousands)

	May 31,	May 26,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(4,552)	$(8,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	441	427
Impairment and loss on sale of investments	—	4,088
Depreciation	2,841	2,723
Amortization	327	399
Gain on sale of fixed asset	—	(17)
Equity in earnings of affiliate	—	(27)
Changes in operating assets and liabilities:
Restricted cash	(3)	(5)
Trade accounts receivable	1,722	5,265
Inventories	3,018	177
Prepaid expenses and other current assets	(434)	3,396
Trade accounts payable	437	(4,595)
Accrued expenses	(1,081)	(3,998)
Customer deposits	(993)	(2,937)
Deferred profit	1,268	(857)

Net cash provided by (used in) operating activities	2,991	(4,002)

INVESTING ACTIVITIES:
Capital expenditures	(1,463)	(1,586)
Purchases of marketable securities	(49,650)	(66,650)
Sales of marketable securities	50,150	68,100
Dividend from affiliate	—	2,047
Proceeds from sale of investments	—	1,238
Proceeds from sale of fixed asset	—	17

Net cash (used in) provided by investing activities	(963)	3,166

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	169	518
Increase in restricted cash	—	(515)
Principal payments on capital lease	(559)	(378)

Net cash used in financing activities	(390)	(375)

Effect of exchange rate changes on cash and cash equivalents	(24)	(77)

Increase (decrease) in cash and cash equivalents	1,614	(1,288)

Cash and cash equivalents at beginning of period	15,040	15,672

Cash and cash equivalents at end of period	$16,654	$14,384

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
     New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. This statement applies only to fair-value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair-value measures in financial

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
statements. The provisions under SFAS No. 157 are effective for the Company beginning in the first quarter of fiscal 2009. The Company is still evaluating the impact the adoption of this pronouncement will have on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal 2009. The Company is still evaluating the impact the adoption of this pronouncement will have on its consolidated financial statements.
     In December 2007, the FASB issued SFAS 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141R and SFAS 160 are effective for the Company beginning in the first quarter of fiscal 2010. The Company is still evaluating the impact the adoption of these pronouncements will have on its consolidated financial statements.
(2) Inventories, net
     Inventories, net are summarized as follows (in thousands):

	May 31,	August 25,
	2008	2007
Finished products	$3,281	$3,614
Work-in-process	9,170	10,961
Subassemblies	3,254	3,480
Raw materials and purchased parts	10,902	11,570

	$26,607	$29,625

(3) Accrued expenses
     Accrued expenses are summarized as follows (in thousands):

	May 31,	August 25,
	2008	2007
Salaries and benefits	$2,644	$2,783
Vacation	1,765	1,566
Product warranty	3,138	3,811
Income taxes	75	1,175
Other	1,770	2,030

	$9,392	$11,365

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(4) Supplementary cash flow information
     The following summarizes supplementary cash flow items (in thousands):

	Nine Months Ended
	May 31,	May 26,
	2008	2007
Income tax payments, net	$26	$93
Interest paid	112	152
Assets acquired by a capital lease	442	1,687
(5) Comprehensive loss
     Other comprehensive loss pertains to revenues, expenses, gains and losses that are not included in the net loss but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the third quarters and first nine months of fiscal 2008 and 2007 are summarized as follows (in thousands):

	Quarters Ended		Nine Months Ended
	May 31,	May 26,	May 31,	May 26,
	2008	2007	2008	2007
Net loss	$(1,404)	$(5,643)	$(4,552)	$(8,041)
Unrealized losses on marketable securities	(398)	—	(398)	—
Foreign currency translation	294	98	(24)	(145)

Comprehensive loss	$(1,508)	$(5,545)	$(4,974)	$(8,186)

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Stock-based compensation expense for stock options granted or vested under the Company’s stock incentive plan and ESPP was reflected in the statements of operations for the third quarter and first nine months of each of fiscal 2008 and 2007 as follows (in thousands):

	Quarters Ended		Nine Months Ended
	May 31,	May 26,	May 31,	May 26,
	2008	2007	2008	2007
Cost of sales	$17	$6	$31	$22
Selling, general and administrative	110	112	312	316
Research and development	41	20	98	89

	$168	$138	$441	$427

     The fair value of each option granted under the Company’s stock incentive plan and ESPP is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it expect to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the first nine months of fiscal 2008 and 2007 using the Black-Scholes option-pricing model:

	Nine Months Ended
	May 31,	May 26,
	2008	2007
Stock options:
Volatility	68.7%	69.0%
Risk-free interest rate	3.1%	4.7%
Expected option life	5.5	5.5
Stock dividend yield	—	—

ESPP:
Volatility	68.7%	69.0%
Risk-free interest rate	3.3%	5.1%
Expected option life	0.5	0.5
Stock dividend yield	—	—
     There were no stock options granted under the Company’s option plan or under the ESPP in the third quarter of fiscal 2008 or 2007.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     A summary of option activity for the first nine months of fiscal 2008 is as follows (in thousands, except price per share and contractual term):

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
Outstanding as of August 25, 2007	3,578	$7.19
Options granted	270	1.65
Options forfeited	(4)	4.41
Options expired	(147)	8.31
Options exercised	—	—

Outstanding as of May 31, 2008	3,697	$6.74	4.9	$27

Exercisable as of May 31, 2008	3,313	$7.19	4.4	$2

     The weighted-average grant-date fair value based on the Black-Scholes option-pricing model for options granted in the first nine months of fiscal 2008 was $1.01 per share and options granted in the first nine months of fiscal 2007 was $3.32 per share. There were no options exercised during the third quarter of fiscal 2008 or the first nine months of fiscal 2008. The total intrinsic value of options exercised was $13,500 during the third quarter of fiscal 2007 and $108,200 during the first nine months of fiscal 2007.
     A summary of the status of our unvested options as of May 31, 2008 is as follows (in thousands, except fair value amounts):

		Weighted-average
	Number of	Grant-Date Fair
	Shares	Value
Unvested at August 25, 2007	276	$3.07
Options granted	270	1.01
Options forfeited	(4)	2.79
Options vested	(158)	2.71

Unvested at May 31, 2008	384	$1.77

     As of May 31, 2008, there was $586,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.0 years. The total fair value of option shares vested was $168,000 during the third quarter of fiscal 2008, $441,000 during the first nine months of fiscal 2008, $138,000 during the third quarter of fiscal 2007, and $427,000 during the first nine months of fiscal 2007.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(7) Product warranty
     Warranty provisions and claims for the quarters and nine months ended May 31, 2008 and May 26, 2007 were as follows (in thousands):

	Quarters Ended		Nine Months Ended
	May 31,	May 26,	May 31,	May 26,
	2008	2007	2008	2007
Beginning balance — warranty accrual	$3,426	$3,972	$3,811	$3,964
Warranty provisions	275	584	728	1,395
Warranty claims	(563)	(533)	(1,401)	(1,336)

Ending balance — warranty accrual	$3,138	$4,023	$3,138	$4,023

(8) Long-term marketable securities
     As of May 31, 2008, the Company had investments in taxable auction rate securities (“ARS”) reported at a fair value of $7.9 million after reflecting a $0.4 million unrealized loss against $8.3 million par value. The unrealized loss has been recorded in other comprehensive loss for the third quarter and first nine months of fiscal 2008. The Company valued these investments using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements.
     The ARS held by the Company are marketable securities with long-term stated maturities for which the interest rates are reset through a Dutch auction every 28 days. The auctions have historically provided a liquid market for these securities as investors historically could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. During the second quarter of fiscal 2008, the Company reclassified $8.5 million of marketable securities from current marketable securities to long-term marketable securities on the condensed consolidated balance sheet due to difficulties encountered at auction and the conditions in the general debt markets created uncertainty as to when successful auctions would be reestablished. During the third quarter of fiscal 2008, $0.2 million of ARS were partially redeemed.
     All of the ARS held by the Company continue to carry AAA/Aaa ratings and have not experienced any payment defaults. Of the ARS held by the Company, $6.9 million par value are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. The remaining $1.4 million par value relates to manufactured housing and are collateralized by the principal housing contract trusts associated with the related loans and are insured by third parties. ARS that did not successfully auction reset to the maximum interest rate as prescribed in the underlying indenture and all of the Company’s holdings continue to be current with their interest payments. The Company believes it has the ability to hold these investments long enough to avoid realizing any significant loss. If uncertainties in the credit and capital markets continue, these markets deteriorate further or any ARS the Company holds are downgraded by the rating agencies, the Company may be required to recognize additional impairment charges.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(9) Income taxes
     As of August 26, 2007, the Company adopted the provisions of the FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” As of May 31, 2008 and August 25, 2007, the Company had $1.1 million and $1.3 million, respectively, of liabilities recorded related to unrecognized tax benefits. Accrued interest and penalties on these unrecognized tax benefits were $0.2 million as of both May 31, 2008 and August 25, 2007. The Company recognizes potential interest and penalties related to income tax positions, if any, as a component of provision for income taxes on the consolidated statements of operations. Included in the liability balance as of May 31, 2008 are approximately $1.1 million of unrecognized tax benefits that, if recognized, will affect the Company’s effective tax rate. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the next twelve months.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. The Company is subject to U.S. federal tax, state tax and foreign tax examinations by tax authorities for fiscal years after 2002. Income tax examinations that the Company may be subject to for the various state and foreign taxing authorities vary by jurisdiction. During the third quarter and first nine months of fiscal 2008, the Company effectively settled tax audits in foreign tax jurisdictions which resulted in a net $0.2 million and $0.4 million, respectively, decrease in the accrual for unrecognized tax benefits. The benefits were partially offset by state income tax expense.
(10) m•FSI LTD transaction and impairment and loss of investments
     Prior to the transaction described below, the Company owned a 49 percent equity interest in m•FSI, LTD (“m•FSI”), a Japanese joint venture company formed in 1991 among the Company, Mitsui & Co., Ltd. (“Mitsui”) and Mitsui’s wholly owned subsidiary, Chlorine Engineers Corp., Ltd. (“CEC”). m•FSI is engaged in the manufacturing and distribution in the Japanese market of semiconductor equipment and products, including certain products of FSI. The Company, CEC, Mizuho Capital Co., Ltd, (“Mizuho”), The Yasuda Enterprise Development III, Limited Partnership (“Yasuda”) and certain m•FSI managers (“m•FSI Management Group”) entered into a Stock Purchase Agreement (the “Agreement”). The m•FSI Management Group did not include any officers or employees of the Company. Under the Agreement, m•FSI paid on May 15, 2007, (the “Closing Date”), a $4.2 million dividend to its shareholders prior to the sales contemplated in the Agreement, of which the Company received approximately $2.0 million. In addition, under the Agreement, CEC and MBK Project Holdings Ltd. (“MPH”), a wholly owned subsidiary of Mitsui, sold all of their combined 51 percent equity ownership in m•FSI and the Company sold 28.4 percent of its equity ownership in m•FSI, or a total of 79.4 percent, to Yasuda, Mizuho and the m•FSI Management Group for a total purchase price of $1.8 million. On the Closing Date, the Company received total proceeds of $3.2 million, net of applicable taxes. The Company maintained a 20.6 percent equity ownership in m•FSI after the completion of the transaction. As a result of the transaction, the Company’s ownership and business relationship with m•FSI changed such that the Company no longer had the ability to exercise significant influence over m•FSI. Therefore, beginning in the fourth quarter of fiscal 2007, the Company began to account for its investment in m•FSI under the cost method. Previously, the Company accounted for its investment in m•FSI under the equity method. On the Closing Date, the Company entered into a Termination and Release Agreement with Mitsui, CEC, MPH and m•FSI, for the termination of the following agreements and any amendments thereto:
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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     In anticipation of completing the transaction described above, the Company recorded a $3.6 million impairment charge in the second quarter of fiscal 2007. With the completion of the transaction in the third quarter of fiscal 2007, the Company recorded an additional $0.5 million impairment charge related to the transaction. During the first nine months of fiscal 2007, the Company recorded net charges of $4.1 million related to the transaction.
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
     The information in this report, except for the historical information, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These forward-looking statements include, but are not limited to, expected orders; expected revenues; expected financial results; expected cash usage and other expected financial performance measures for the fourth quarter of fiscal 2008. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include, but are not limited to, changes in industry conditions; order delays or cancellations; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the level of new orders; the timing and success of current and future product and process development programs; the success of our distributor in Japan; the success of our direct distribution organization; legal proceedings; the potential impairment of long-lived assets; and the potential adverse financial impacts resulting from declines in the fair value and liquidity of auction rate securities we presently hold; as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors set forth in our Form 10-K for the fiscal year ended August 25, 2007. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.
     This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report.
Industry
     Current worldwide macro economic conditions are having a dampening impact on calendar 2008 semiconductor industry growth. Even though year-over-year semiconductor bit growth is forecasted by analysts to continue and reported factory utilization remains near the 90 percent level, unit average selling prices remain under pressure for many device types. In June 2008, an analyst within the Gartner Group (“Gartner”), a leading industry market research firm, increased the forecasted calendar 2008 semiconductor revenue growth from 3.4 to 4.6 percent, with other industry analysts predicting growth in the 5 to 10 percent range.
     At a Semiconductor Equipment and Materials International (“SEMI”) sponsored forum held in June 2008, several market research firms presented their long- term outlook for semiconductor demand. The most optimistic analyst set the semiconductor compound annual growth rate (“CAGR”) from 2007 through 2012 at 10 percent while the least optimistic analyst set the CAGR for the same time period at approximately 5 percent. Even though most analysts appeared to be aligned on unit volume assumptions, the key differentiator appeared in the device average selling price (“ASP”) assumptions. We remain optimistic that the severe decline in calendar 2008 capital spending by device manufacturers will result in a tightening of the supply/demand imbalance and lead to improving device ASPs as calendar 2008 comes to an end and we enter calendar 2009.
     Analysts continue to have a mixed view on calendar 2008 forecasted equipment spending as the anticipated spending recovery for equipment used to manufacture devices is delayed. Gartner is forecasting calendar 2008 wafer fabrication equipment capital spending to decrease 15 to 22 percent from the calendar 2007 level while other analysts are forecasting a decline of as much as 30 percent. Gartner is forecasting a calendar 2009 recovery with wafer fabrication equipment capital spending growth of between 4 and 13 percent from projected calendar 2008 levels. It is still too difficult to predict the strength and timing of any recovery in equipment spending from customers in the segments we serve.
     Customers provide limited visibility on their capacity requirements when their unit pricing is under pressure. We remain optimistic, based upon customer input, that wafer fabrication equipment capital spending will begin a modest recovery cycle in the second half of calendar 2008.
Overview
     During the quarter, we made incremental improvements to our ZETA® ViPR™ process technology. We received initial orders and shipped the ZETA® ViPR™ technology to customers in Korea, Japan and Europe. Contributing to such sales was our ability to address critical advanced integrated circuit (“IC”) manufacturing cost and integration concerns during photoresist stripping and salicide formation processes. We are also seeing growing interest from 200 mm fabrications seeking to upgrade their technology while lowering their manufacturing costs.
     In May we shipped an ORION® Single Wafer Wet System to a major semiconductor manufacturer for the development of back-end-of-line cleaning capability for 32nm integrated circuit manufacturing. Leading IC manufacturers are finding low-k materials (materials with lower capacitance that enable faster circuits) and the metal film stacks used for 32nm devices are much more sensitive to wet cleaning than previous generations of back-end-of-line (“BEOL”) processes. Our differentiated single wafer technology is able to address these issues and demonstrated highly efficient removal of etch and ash by-products without altering the dielectric (non-conducting insulator), changing metal film thickness and avoiding corrosion. The tool has been installed and is now being process qualified.
     In addition to launching our ORION product, we remain focused on winning additional process tool of record status with our top customers and expanding our presence at memory device manufacturers.
     In the past, we have indicated our belief that our current and future product investments make future revenue growth, particularly if and when the industry recovers, to be our preferred path to create shareholder value. However, our board of directors evaluates on a periodic basis this path and other strategic options available to us to maximize shareholder value. This regular pattern of evaluation is in addition to our continuous responsibility to evaluate and respond to general economic, industry and other conditions affecting us and, in light of this dynamic environment, the relative merits of the strategic alternatives then available to us. Accordingly, we may, at any one time, have under consideration a number of strategic opportunities or paths intended to maximize shareholder value, including product investments and marketing initiatives, expense reduction programs, mergers, acquisitions, divestitures and technology licenses; and our preferred path may change from time to time depending upon industry and other company-specific conditions and developments.
Application of Critical Accounting Policies and Estimates
     In accordance with Securities and Exchange Commission (“SEC”) guidance, those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.
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
     If we determine that the carrying amount of long-lived assets, including intangible assets, may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $19.3 million as of May 31, 2008.
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
     During the first nine months of fiscal 2008, we reversed approximately $250,000 of unused prior period warranty accruals associated with improved claims experience.
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
     During the third quarter and first nine months of fiscal 2008, we had sales of PSS product inventory that had previously been written down to zero with an original cost of approximately $191,000 and $861,000, respectively. During the first nine months of fiscal 2007, we had sales of PSS product inventory that had previously been written down to zero with an original cost of $887,000. Also, in the first nine months of fiscal 2007, we recorded an additional provision of $1.2 million related to used tools purchased since March 2003 to be used for refurbished equipment. Since we recorded the PSS product inventory provisions primarily as a result of the wind-down of our microlithography business in the second quarter of fiscal 2003, we have had cumulative sales of PSS product inventory that had previously been written down to zero and reductions in inventory buyback requirements of approximately $10.6 million and have disposed of approximately $6.7 million of PSS product inventory. The original cost of PSS product inventory available for sale or to be disposed of as of May 31, 2008 that has been written down to zero was approximately $9.1 million.
Allowance for Doubtful Accounts Estimation
     Management must estimate the uncollectibility of our accounts receivable. The most significant risk is a sudden unexpected deterioration in financial condition of a significant customer who is not considered in the allowance. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Results could be materially impacted if the financial condition of a significant customer deteriorated and related accounts receivable are deemed uncollectible. Accounts receivable are written off after management determines that they are uncollectible. We collected receivables of $67,000 in the first nine months of fiscal 2008 and $56,000 in the first nine months of fiscal 2007 that had previously been written down to zero, resulting in credits to selling, general and administrative expenses.

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
Income Taxes
     Our effective income tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. We have established valuation allowances against a portion of the U.S. and non-U.S. net operating losses to reflect the uncertainty of our ability to fully utilize these benefits given the limited carryforward periods permitted by the various jurisdictions. The evaluation of the realizability of our net operating losses requires the use of considerable management judgment to estimate the future taxable income for the various jurisdictions, for which the ultimate amounts and timing may differ. The valuation allowance can also be impacted by changes in the tax regulations.
     Significant judgment is required in determining our unrecognized tax benefits. We have established accruals using management’s best judgment and adjust these accruals as warranted by changing facts and circumstances. A change in our tax liabilities in any given period could have a significant impact on our results of operations and cash flows for that period.
     We adopted the provisions of FASB Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” during the first quarter of fiscal 2008. During the third quarter of fiscal 2008, we effectively settled a tax audit in a foreign tax jurisdiction which resulted in a $0.1 million decrease in the accrual for unrecognized tax benefits. During the first nine months of fiscal 2008, we effectively settled tax audits in foreign tax jurisdictions which resulted in a net $0.4 million decrease in the accrual for unrecognized tax benefits. The benefit was partially offset by state income tax expense.

THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2008 COMPARED TO THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2007
The Company
     The following table sets forth on a consolidated basis, for the fiscal period indicated, certain income and expense items as a percent of total sales.

	Percent of Sales		Percent of Sales
	Quarter Ended		Nine Months Ended
	May 31,	May 26,	May 31,	May 26,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.5	62.8	54.4	58.7

Gross margin	51.5	37.2	45.6	41.3
Selling, general and administrative	36.4	34.0	32.8	27.2
Research and development	23.1	24.2	21.4	18.9

Operating loss	(8.0)	(21.0)	(8.6)	(4.8)
Other income, net	0.6	(1.2)	1.3	(3.4)

Loss before income taxes	(7.4)	(22.2)	(7.3)	(8.2)
Equity in earnings of affiliate	—	—	—	—
Income tax (benefit) expense	(0.5)	0.2	(0.2)	0.1

Net loss	(6.9)%	(22.4)%	(7.1)%	(8.3)%

Sales Revenue and Shipments
     Sales revenue decreased to $20.3 million for the third quarter of fiscal 2008 as compared to $25.2 million for the third quarter of fiscal 2007. The decrease in sales revenue related to a decrease in shipments from $20.9 million in the third quarter of fiscal 2007 to $20.5 million in the third quarter of fiscal 2008 associated with industry conditions. The decrease was also due to the timing of revenue recognition related to customer demonstration sales. Sales revenue decreased to $64.2 million for the first nine months of fiscal 2008 as compared to $96.3 million for the first nine months of fiscal 2007. The decrease in sales revenue related to a decrease in shipments from $95.0 million in the first nine months of fiscal 2007 to $64.8 million in the first nine months of fiscal 2008 associated with industry conditions.
     Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Therefore, depending on the timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or sales revenue may exceed shipments.
     International sales were $14.1 million, representing 70% of total sales, during the third quarter of fiscal 2008 and $18.9 million, representing 75% of total sales, during the third quarter of fiscal 2007. The decrease in international sales for the third quarter of fiscal 2008 occurred primarily in Asia. International sales were $49.0 million, representing 76% of total sales, during the first nine months of fiscal 2008 and $65.8 million, representing 68% of total sales, during the first nine months of fiscal 2007. The decrease in international sales for the first nine months of fiscal 2008 related to decreased sales in all regions in which our products are sold.
     We expect fourth quarter of fiscal 2008 revenues to be between $18 and $21 million.* A portion of the expected revenue is subject to obtaining new orders and timely acceptance from our customers for certain shipments. Orders are subject to cancellation.

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
     Gross margin as a percentage of sales for the third quarter of fiscal 2008 was 51.5% as compared to 37.2% for the third quarter of fiscal 2007. Gross margin as a percentage of sales for the first nine months of fiscal 2008 was 45.6% as compared to 41.3% for the first nine months of fiscal 2007. The increases in gross margin related primarily to product mix.
     The third quarter and first nine months of fiscal 2008 margins were also impacted by the usage of PSS product inventory that had previously been written down to zero. During the third quarter of fiscal 2008, we had sales of PSS product inventory that had previously been written down to zero, with an original cost of approximately $191,000. During the first nine months of fiscal 2008, we had sales of PSS product inventory with an original cost of $861,000 that had previously been written down to zero. In the third quarter of fiscal 2007, we had no significant sales of PSS product inventory that had previously been written down to zero. In the first nine months of fiscal 2007, we had sales of PSS product inventory with an original cost of $887,000 that had previously been written down to zero. The fiscal 2007 gross margin was affected by $389,000 of additional inventory reserves recorded in the third quarter of fiscal 2007 and $1.2 million of additional inventory reserves recorded in the first nine months of fiscal 2007 related to excess inventory purchased since March 2003 to be used for refurbished equipment.
     We continue to try to sell the impaired inventory to our customers as spares, refurbished systems and upgrades to existing systems. If unsuccessful, some of the items will be disposed. Any significant sales of the impaired inventory will be disclosed. Gross margins will be favorably impacted if inventory carried at a reduced cost is sold.
     Gross margins for the fourth quarter of fiscal 2008 are expected to be between 45% and 47% of revenues based upon expected product and geographic sales mix.*
Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased to $7.4 million for the third quarter of fiscal 2008 as compared to $8.6 million for the third quarter of fiscal 2007. Selling, general and administrative expenses were $21.0 million for the first nine months of fiscal 2008 as compared to $26.2 million for the same period in fiscal 2007. The decreases in selling, general and administrative expenses for fiscal 2008 periods related primarily to the decrease in sales and the cost reduction initiatives associated with reductions in headcount taken in the second half of fiscal 2007. The decreases were also due to a decrease in certain professional fees, as the fiscal 2007 periods included fees related to the m•FSI transactions. See Note 10 of the Notes to Condensed Consolidated Financial Statements for a discussion of these transactions.
     We expect selling, general and administrative expenses in the fourth quarter of fiscal 2008 to be in the range of $7.3 to $7.5 million.*
Research and Development Expenses
     Research and development expenses were $4.7 million for the third quarter of fiscal 2008 as compared to $6.1 million for the third quarter in fiscal 2007. Research and development expenses were $13.8 million for the first nine months of fiscal 2008 as compared to $18.2 million for the same period in fiscal 2007. The decreases related primarily to cost reduction initiatives associated with reductions in headcount taken in the second half of fiscal 2007. The majority of our research and development resources are focused on broadening the application capabilities of our products, supporting customer demonstrations and evaluations of our flagship products.

     Research and development expenses for the fourth quarter of fiscal 2008 are expected to be in the range of $4.7 to $4.9 million as we continue to invest in new application and product development programs and provide support for product evaluations at customer locations along with laboratory demonstrations.*
Impairment and Loss on Sale of Investment
     We recorded $0.5 million of impairment and loss on sale of investment for the third quarter of fiscal 2007 and $4.1 million for the first nine months of fiscal 2007. See further discussion related to these impairments in Note 10 of the Notes to Condensed Consolidated Financial Statements.
Income Taxes
     We recorded an income tax benefit of $98,000 in the third quarter of fiscal 2008 and $163,000 in the first nine months of fiscal 2008. We recorded income tax expense of $55,000 in the third quarter of fiscal 2007 and $130,000 in the first nine months of fiscal 2007. The income tax benefits in the fiscal 2008 periods related to tax positions that were effectively settled with tax authorities during the second and third quarters of fiscal 2008, which were partially offset by state income tax expense. The income tax expense in the fiscal 2007 periods primarily related to alternative minimum tax.
     Our deferred tax assets on the balance sheet as of May 31, 2008 have been fully reserved with a valuation allowance. We do not expect to reverse our valuation allowance until we are consistently profitable on a quarterly basis.*
     We have net operating loss carryforwards for federal income tax purposes of approximately $154.6 million, which will begin to expire in fiscal year 2011 through fiscal 2028 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year.
Net Loss
     Net loss was $1.4 million in the third quarter of fiscal 2008, as compared to a net loss of $5.6 million in the third quarter of fiscal 2007. Net loss was $4.6 million for the first nine months of fiscal 2008, as compared to a net loss of $8.0 million for the first nine months of fiscal 2007.
     Assuming that we can achieve the projected revenue, gross margin and operating expense levels, we expect to report net loss of $1.5 to $2.5 million for the fourth quarter of fiscal 2008.*
Liquidity and Capital Resources
     Cash and cash equivalents, restricted cash and marketable securities were approximately $25.2 million as of May 31, 2008, an increase of $0.7 million from the end of fiscal 2007. The net increase was primarily due to $3.0 million of cash provided by operating activities and $0.2 million of proceeds from the issuance of common stock. The increase in these balances was offset by $1.5 million in capital expenditures and $0.6 million of principal payments on capital leases. In addition, we recorded a $0.4 million temporary impairment against long-term marketable securities.
     As of May 31, 2008, we had investments in taxable auction rate securities (“ARS”) reported at a fair value of $7.9 million after reflecting a $0.4 million unrealized loss against $8.3 million par value. The unrealized loss has been recorded in other comprehensive loss for the third quarter and first nine months of fiscal 2008. The Company valued these investments using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements.

     The ARS held by us are public or private placement marketable securities with long-term stated maturities for which the interest rates are reset through a Dutch auction every 28 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. During the second quarter of fiscal 2008, we reclassified ARS from current marketable securities to long-term marketable securities on our condensed consolidated balance sheet due to the fact that these marketable securities were not trading and conditions in the general debt markets reduced the likelihood that they would successfully auction within the next 12 months. During the third quarter of fiscal 2008, $0.2 million of ARS were partially redeemed.
     All of the ARS held by us continue to carry AAA/Aaa ratings and have not experienced any payment defaults. Of the ARS held by us, $6.9 million par value are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. The remaining $1.4 million par value relates to manufactured housing and is collateralized by principal housing contract trusts associated with the related loans and are insured by third parties. ARS that did not successfully auction reset to the maximum interest rate as prescribed in the underlying indenture and all of the issuers of our ARS continue to be current with their interest payments. We believe we have the ability to hold these investments long enough to avoid realizing any significant loss. If uncertainties in the credit and capital markets continue, these markets deteriorate further or any ARS we hold are downgraded by the rating agencies, we may be required to recognize additional impairment charges.
     In addition, these ARS may not provide the liquidity to us as we need it, and it could take until the final maturity of the underlying notes (from 5 to 35 years) to realize our investments’ recorded value. Currently, there is a very limited market for any of these securities and future liquidations at this time, if possible, would likely be at a significant discount. Accordingly, we do not currently intend to liquidate any of the ARS until market conditions improve or our liquidity needs require us to do so.
     Accounts receivable decreased by $1.7 million from the end of fiscal 2007 to $15.9 million as of May 31, 2008. The decrease in accounts receivable related primarily to a decrease in shipments from $21.9 million in the fourth quarter of fiscal 2007 to $20.5 million in the third quarter of fiscal 2008. Accounts receivable will fluctuate from quarter to quarter, depending on individual customers’ timing of ship dates and payment terms. In certain situations, extended payment terms may be granted to customers.
     Inventory decreased to $26.6 million at May 31, 2008 as compared to $29.6 million at the end of fiscal 2007. The decrease in inventory was due to decreases in all inventory categories related to a decline in bookings from $21.4 million in the fourth quarter of fiscal 2007 to $15.9 million in the third quarter of fiscal 2008. Inventory provisions were $13.8 million at May 31, 2008 as compared to provisions of $14.7 million at the end of fiscal 2007. The decrease in the inventory provisions related primarily to fiscal 2008 sales of PSS product inventory that had previously been written down to zero.
     Trade accounts payable increased approximately by $0.4 million to $3.9 million as of May 31, 2008 as compared to $3.5 million at the end of fiscal 2007. The increase in trade accounts payable related primarily to the timing of inventory receipts and vendor payments.
     As of May 31, 2008, our current ratio of current assets to current liabilities was 3.5 to 1.0 and working capital was $48.1 million.

     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments due by period
		Less than			More than 5
	Total	1 Year	1-3 years	3-5 years	years
Contractual Obligations:

Operating lease obligations	$1,977	$1,059	$877	$41	$—
Capital lease obligations	1,117	955	162	—	—
Purchase obligations	5,505	5,505	—	—	—
Royalty obligations	268	268	—	—	—
Other long-term commitments (1)	1,750	125	500	500	625

Total	$10,617	$7,912	$1,539	$541	$625

(1)	Other long-term commitments represent payments related to minimum royalty payments or discounts granted under a license agreement.
     The contractual obligations table does not include $1.1 million of accruals for unrecognized tax benefits, as the timing of payments or reversals is uncertain.
     Capital expenditures were approximately $1.5 million in the first nine months of fiscal 2008 and $1.6 million in the first nine months of fiscal 2007. We expect total capital expenditures to be less than $250,000 in the fourth quarter of fiscal 2008.* Depreciation and amortization for the fourth quarter of fiscal 2008 is expected to be between approximately $1.0 million to $1.1 million.*
     Current cash and cash equivalents as of May 31, 2008 was $16.7 million. After utilization of our current available resources, should we not be able to liquidate a substantial portion of the remaining portfolio of our ARS securities on a timely basis and on acceptable terms, we may have to attempt to raise additional funds. We believe that with existing cash and cash equivalents, there will be sufficient funds to meet our currently projected working capital requirements, and to meet other cash requirements through at least fiscal 2009.*
     Based on our revenue and expense forecast for the fourth quarter and our commitment to more aggressively place ZETA and ORION tools at customer locations for evaluation, we anticipate using approximately $3.0 to $4.0 million in net cash for operations in the fourth quarter of fiscal 2008.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies, particularly those that are complementary to our surface conditioning business. We may fund such activities with additional equity or debt financing. The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
New Accounting Pronouncements
     In June 2006, FASB issued Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN48 effectively as of the first day of the first quarter of fiscal 2008, August 26, 2007. The adoption of FIN48 had no impact on our financial position or results of operation. We, along with our subsidiaries, are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. We are subject to U.S. federal tax, state tax and foreign tax examinations by tax authorities for fiscal years after 2002. Income tax examinations that we may be subject to for the various state and foreign taxing authorities vary by jurisdiction. Our policy under FIN48 for penalties and interest is to include such amounts, if any, in income tax expense.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. This statement applies only to fair-value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair-value measures in financial statements. The provisions under SFAS No. 157 are effective for us beginning in the first quarter of fiscal 2009. We are still evaluating the impact the adoption of this pronouncement will have on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for us beginning in the first quarter of fiscal 2009. We are still evaluating the impact the adoption of this pronouncement will have on our consolidated financial statements.
     In December 2007, the FASB issued SFAS 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2010. We are still evaluating the impact the adoption of these pronouncements will have on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to certain foreign investments. As of May 31, 2008, our investments included a 100% interest in our Europe and Asia sales offices and a 20% interest in Apprecia Technology, Inc. (formerly m•FSI LTD), which operates in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.
     Because we assumed direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region in March 2003, we have and will continue to incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* As of May 31, 2008, we had not entered into any hedging activities and our foreign currency transaction gains and losses for the third quarter and first nine months of fiscal 2008 were insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.
     We do not have significant exposure to changing interest rates as we currently have no material long-term debt. As of May 31, 2008, amortized cost approximated market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $252,000 based on our cash and cash equivalents, restricted cash and marketable securities balances as of May 31, 2008.
     As of May 31, 2008, our investment portfolio included ARS reported at a fair value of $7.9 million after reflecting a $0.4 million unrealized loss against $8.3 million par value. ARS are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations whose interest rates are reset every 28 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par.
     Of the ARS held by us, $6.9 million par value are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. The remaining $1.4 million par value relates to manufactured housing and is collateralized by the principal housing contract trusts associated with the related loans and are insured by third parties. All auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa.
     All of our ARS have failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather reflect a lack of liquidity in the market for these securities. Under the contractual terms, the issuer is obligated to pay penalty interest rates should an auction fail. In the event we need to access funds associated with failed auctions, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured and are paid upon maturity in accordance with their terms.
     We determined that temporary impairment losses of $0.4 million existed as of May 31, 2008. If the issuers of the auction rate securities are unable to successfully close future auctions or do not redeem the ARS, or the United States government fails to support its guaranty of the obligations, we may be required to record additional impairment charges.
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
     Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues during the second half of calendar 2007 and continuing into the first quarter of calendar 2008, leading to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that our investments are impaired further. This could materially adversely impact our results of operations and financial condition.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
ITEM 3. Defaults upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     None
ITEM 5. Other Information
     None.

ITEM 6 Exhibits and Reports on Form 8-K
     (a) Exhibits

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation. (3)

2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)

2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (4)

3.1	Restated Articles of Incorporation of the Company. (2)

3.2	Restated and amended By-Laws. (6)

3.3	Articles of Amendment of Restated Articles of Incorporation. (5)

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FSI INTERNATIONAL, INC. [Registrant]
By:	/s/Patricia M. Hollister
Patricia M. Hollister
Chief Financial Officer on behalf of the Registrant and as Principal Financial and Accounting Officer

DATE: July 2, 2008

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation. (3)	Incorporated by reference.

2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc. (1)	Incorporated by reference.

2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc. (4)	Incorporated by reference.

3.1	Restated Articles of Incorporation of the Company. (2)	Incorporated by reference.

3.2	Restated and amended By-Laws. (6)	Incorporated by reference.

3.3	Articles of Amendment of Restated Articles of Incorporation. (5)	Incorporated by reference.

31.1	Certification by Principal Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.