Form 10-K
period 2008-08-30
FSI INTERNATIONAL INC
filed 2008-11-04
CIK 841692

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-17276

FSI INTERNATIONAL, INC.
(Exact Name of Registrant as specified in its charter)

MINNESOTA	41-1223238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
  (Do not check if a smaller reporting company)

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price on February 29, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Market, was approximately $49,800,000. Shares of common stock held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This amount is provided only for purposes of this report on Form 10-K and does not represent an admission by the Registrant or any such person as to the status of such person.

As of October 30, 2008, the Registrant had issued and outstanding 30,839,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on January 21, 2009 and to be filed within 120 days after the Registrant’s fiscal year ended August 30, 2008, are incorporated by reference into Part III of this Form 10-K Report. (The Audit and Finance Committee Report and the Compensation Committee Report of the Registrant’s proxy statement are expressly not incorporated by reference herein.)

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

The Company

FSI International, Inc., a Minnesota corporation organized in 1973 (“FSI”, the “Company”, “we”, “us”), designs, manufactures, markets and supports equipment used in the fabrication of microelectronics, such as advanced semiconductor devices. In fiscal 2008, we provided surface conditioning technology solutions and microlithography systems and support services to worldwide manufacturers of integrated circuits.

FSI manufactures, markets and supports surface conditioning equipment that uses wet, vapor, cryogenic and other chemistry techniques to clean, strip or etch the surfaces of silicon wafers. The Company’s POLARIS® Microlithography Systems business provides low cost, highly flexible products that are used to deposit and develop light-sensitive material onto the surface of silicon wafers and similar substrates. These businesses are supported by service groups that provide finance, human resources, information services, sales and service, marketing and other administrative functions.

In fiscal 2008, we directly sold and serviced our products in North America, Europe, and the Asia Pacific region, except for Japan. In Japan, our products are sold and serviced through Apprecia Technology, Inc. (“Apprecia”) (formerly known as m•FSI LTD), a company in which FSI maintains a 20 percent equity ownership. See Note 3 of the Notes to Consolidated Financial Statements for a discussion of our equity ownership in Apprecia.

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

Our business depends upon the microelectronics manufacturers’ capital equipment expenditures. Manufacturers’ expenditures in turn depend on the current and anticipated market demand for products that use microelectronic devices. The microelectronics industry is cyclical in nature and experiences periodic downturns. Microelectronics manufacturers require equipment suppliers to take an increasingly active role in meeting the manufacturers’ technology development and capital productivity requirements. Equipment suppliers satisfy this requirement by developing and supporting products and processes required to address the new trends in microelectronics manufacturing. These trends include development of smaller geometries, transition to new materials, migration to larger wafers and wafer level packaging.

According to the Gartner Group, purchases of semiconductor equipment by microelectronics manufacturers totaled $45 billion in calendar 2007. Based upon the most recent Gartner Group forecast, spending on semiconductor equipment is expected to decrease by 25% to $34 billion in calendar 2008.*

Products

The sales mix between system sales and spare parts and service sales has varied from year to year. The following table sets forth, for the periods indicated, the amount of revenues and approximate percentages of our total revenues for systems and spare parts and service:

	Fiscal Year Ended
	August 30,		August 25,		August 26,
	2008		2007		2006
	(Dollars in thousands)

Systems	$51,365	65.6%	$85,444	73.5%	$80,361	71.0%
Spare parts and service	26,891	34.4%	30,789	26.5%	32,880	29.0%

	$78,256	100.0%	$116,233	100.0%	$113,241	100.0%

Systems

Our surface conditioning (“SC”) systems perform etching and cleaning operations for:

•	front-end-of-line (“FEOL”) fabrication steps, where integrated circuits or transistors are formed in and on the substrate during the manufacturing process;

•	back-end-of-line (“BEOL”) fabrication steps, where metal wiring levels are formed on the surface of the wafer and are connected to the transistors; and

•	wafer-level packaging surface preparation, including cleaning, etching and stripping functions necessary to fabricate solder bumps or other terminal structures needed to connect the chip to the circuit board.

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

The priority of each factor in determining the final surface preparation process can vary widely across the approximately 100 different steps and depends on the contaminants that need to be removed, the materials that need to be preserved on the wafer surface, the dimensions of patterned features and overall process integration. These varied requirements and priorities indicate that no single surface preparation technology can provide the optimal process for every surface preparation requirement. This is why FSI offers a range of technologies that allow us, with our customers, to select and optimize the best solution for each step. These technologies include batch and single wafer spray, batch immersion and single wafer cryogenic aerosol.

Batch Spray Processing Systems.  Our batch spray processing systems, which include the ZETA® and MERCURY® Spray Cleaning Systems, are sophisticated surface conditioning systems that remove unwanted films and contaminants from the surface of semiconductor wafers at various stages in the microelectronic device fabrication process. Multiple cassettes that contain up to 27 wafers each are placed onto a turntable inside the system’s process chamber. As the turntable rotates, dispense ports apply a chemical spray to the wafers’ surfaces to dissolve and remove the undesirable films and contaminants. After chemical application, ultra pure water is sprayed on the wafer surfaces to rinse away the chemicals. Multiple chemical and rinse steps may be employed depending on the customer’s specific application. The process sequence is completed with a drying step where a flow of nitrogen into the chamber dries the wafers and the chamber. Our control system and chemical mixing manifold allow the user to define, control and monitor a variety of chemical mixtures, temperatures and sequences. This enables the user to rapidly develop new processes and utilize the systems for multiple applications.

Our batch spray systems achieve state-of-the-art performance and are well suited for applications that require removal of high levels of contamination, such as implanted photoresist and unreacted salicide metal. Through efficient mixing and use of chemicals and water packaged in a small product footprint, customers may realize lower operational costs than with competing systems. ZETA systems are differentiated in that they dispense fresh chemicals during wafer processing as compared to wet bench systems that may use recirculated chemicals. Fresh chemical dispense leads to the lowest possible surface contamination levels, which is critical in the fabrication of advanced devices.

The ZETA® System is a fully-automated batch spray processor currently available in configurations for both 200 and 300mm wafers. The advanced process controls, process capability and automation are ideal for leading technology nodes, particularly from 90 nanometers (“nm”) down to 32nm and below. Our ZETA products provide a reliable, automated environment to move wafers to and from the process chamber. This tool’s eight-chemical flow system allows for a wide range of chemical blend ratios. The system is also available in a lower cost semi-automated configuration capable of processing 150 or 200mm wafers.

Introduced in 2006, the ZETA G3 platform builds on the capabilities of the previous generation of ZETA systems and offers IC manufacturers better performance and higher productivity. The ZETA’s G3 hardware uniquely enables the implementation of ViPRtm technology (described below) and features enhanced robotics that enable higher throughput for certain applications. The ZETA G3 platform is designed for 200 and 300mm batch spray FEOL and BEOL cleaning processes with proven capability for 90, 65 and 45nm technology nodes.

Subsequent generations of the ZETA system have increased capabilities with the addition of new tool packages and processes, including:

•	The FlashCleantm Advantage package, consisting of hardware, software and process advancements, enhances system productivity and performance by decreasing process time and increasing throughput.

•	The EcoBlendtm dilute acid process offers a cost-effective and environmentally friendly method to remove post-ash residues for aluminum and tungsten interconnect applications.

•	The ViPRtm technology is an ash-free, wet resist stripping process that eliminates the need for ashing on most implanted photoresist stripping steps. Ashing is a method of stripping photoresist using an excited gas such as oxygen plasma, ozone or hydrogen-containing plasma, which can cause surface damage and undesired material loss. ViPR technology is available on FSI’s ZETA G3 Spray Cleaning Platform.

•	Beginning in 2008, the ViPRtm technology is now being offered as replacement chemistry in nickel platinum and cobalt silicide formation. ViPR technology for silicide allows customers to eliminate the use of aqua regia (a mixture of nitric acid and hydrochloric acid) chemistry which can attack nickel platinum silicide in 45 and 32nm devices. ViPR technology has been demonstrated at multiple customer sites to eliminate the silicide attack and is now being adopted by customers in manufacturing.

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

CryoKinetic clean technology allows our customers to insert particle removal steps in the manufacturing line where previous or traditional wet cleaning and scrubber methods have been phased out due to their incompatibility with new materials and their propensity to cause watermark residue and surface charge defects. Implementing the CryoKinetic clean technology allows our customers to recover yield that would normally be lost where traditional approaches cannot be used, such as after in-line electrical probing of wafers. Because of the increasing number of BEOL wiring levels on advanced devices, IC manufacturers are performing electrical tests on partially completed (in-line) wafers by contacting the wafer surface with metal probes. This in-line probing creates debris on the wafer surface that cannot be removed with traditional cleaning methods due to the sensitivity of the exposed materials (copper and low-k dielectrics). This debris results in extensive yield loss as the wafers proceed through the rest of the manufacturing process, causing IC manufacturers to scrap many of the wafers which are tested with in-line probing. The ANTARES clean can eliminate defects created by in-line electrical probing so IC makers can collect electrical test data without scraping wafers. In this case, the IC makers can test more wafers for better process control, which may result in higher yield.

We believe the technical capabilities of the ANTARES system are extendable well beyond current technology nodes and may result in increased customer acceptance due to the limitations of scrubbing methods.*

Immersion Processing Systems.  Immersion cleaning systems are used to clean silicon wafers by immersing wafers in multiple tanks filled with process chemicals. These systems enable the implementation of high performance isopropyl alcohol (“IPA”) assisted drying to meet the critical cleaning requirements for 90, 65, and 45nm technology nodes. Our MAGELLAN Immersion Cleaning System is a fully automated immersion cleaning product designed for either 200 or 300mm wafers at advanced technology nodes and is capable of multiple cleans, including critical clean, resist strip and etch. We believe this system compares favorably to competing systems through its process performance, flexibility, extendibility, and rapid cycle time in a footprint that is smaller than the leading competition when configured for specific applications. The MAGELLAN Immersion Cleaning System incorporates a portfolio of exclusive intellectual property, including our Surface Tension Gradient (STG® ) rinse/dry technology, SymFlow® etch technology, ozone oxide re-growth technology, and narrow-gate-compatible MegaLenstm Acoustic Diffuser megasonic cleaning technology. The MAGELLAN System is qualified for several processes including FEOL critical clean, FEOL photoresist strip and post-ash clean, as well as oxide etch and nitride etch.

Vapor Processing Systems.  We discontinued the EXCALIBUR product line at the end of calendar year 2005 for advanced applications, but we have retained a portfolio of intellectual property patents relating to this technology. We will continue to fill orders for existing customer demands, such as an EXCALIBUR system sale for an application in the microelectromechanical market (“MEMs”).

Single Wafer Cleaning Systems.  Our newest platform, the ORION® Single Wafer Cleaning System, is for cleaning 300mm semiconductor wafers in a closed chamber, single wafer environment. The ORION platform uses FSI’s core technologies, including in-line chemical blending, energetic aerosol chemical and water delivery, recipe driven process flexibility and closed chamber environmental control. Its small footprint modular design has the flexibility to enable clustering of different chamber types and the extendibility to add modules to increase maximum throughput. In addition to offering a highly productive and space efficient cleaning solution, the system’s unique closed chamber permits control of the environment in which the wafer is processed. Benefits include elimination of water marks, reduction of oxidation and related material loss, prevention of galvanic corrosion of metal film stacks, and the use of our proprietary ViPRtm Technology to strip implanted photoresist and salicide metal residues.

Resist Processing Systems.  Our POLARIS® Microlithography System is used to deposit polyimide resist and photoresist, light-sensitive, etch-resistant materials used to transfer an image to the surface of a silicon wafer, or similar material wafer, and then bake, chill and develop the deposited material after exposure. We are focused on providing cost effective solutions to our existing base of POLARIS system customers and for specialized markets, including wafer level packaging, MEMS, thin film head (a device manufactured on a silicon wafer which is capable of reading and writing information onto a compact disc or other information storage device), radio frequency (“RF”) and optical devices. Through our POLARIS Refresh Programtm, in which customers can purchase pre-owned, certified POLARIS clusters (an integrated environmentally isolated manufacturing system consisting of process, transport, and cassette modules mechanically linked together) made of both new and/or re-manufactured modules. This allows customers to add capacity for a lower capital investment. The ratio of new to pre-owned modules is based on customer expectations and the availability of used modules. These systems are able to accommodate a variety of processes and can be purchased in a new configuration or a system can be reconfigured and upgraded to match previously installed configurations.

Spare Parts and Service

We offer system and subsystem upgrade packages, spare part kits, individual spare part components, robot refurbishment and replacement, and support services that provide product and process enhancements to extend the life of previously purchased and installed systems. Our customer service and process engineers assist and train customers worldwide to perform preventive maintenance on, and to service, our equipment. In addition, our process engineering groups develop process applications to expand the capabilities of our equipment. These upgrade and spare part packages and support service programs enable our worldwide customers to realize a higher return on their capital investment. We sell a variety of process, service and maintenance programs. A number of customers have purchased maintenance contracts in which our service employees work at the customer’s facility to provide process service and maintenance support for our equipment.

Backlog and Seasonality

Our backlog consists of customer purchase orders with delivery dates within the next 12 months. Our backlog was $5.6 million at fiscal 2008 year-end and $15.2 million at fiscal 2007 year-end. Approximately 37% of our backlog at fiscal 2008 year-end was comprised of orders from two customers. Approximately 42% of our backlog at fiscal 2007 year-end was comprised of orders from two other customers. All orders are subject to cancellation by the customer and in some cases a penalty provision could apply to a cancellation.

In fiscal 2008 and 2007, no significant purchase orders were canceled. Because of the timing and relative size of certain orders we received and possible changes in delivery schedules and order cancellations, our backlog can vary from time to time so that backlog as of any particular date is not necessarily indicative of actual sales for any subsequent period. Our business is cyclical but is not seasonal to any significant extent.

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

We maintain an 8,000-square-foot, state-of-the-art demonstration and process development laboratory for our SC business at our Chaska, Minnesota facility. In addition, we lease 2,500 square feet of laboratory and office space in Allen, Texas for process development and demonstration for our resist processing products.

Expenditures for research and development, which are expensed as incurred, during fiscal 2008 were approximately $19.0 million, representing 24.2% of total sales. Expenditures for research and development during fiscal 2007 were approximately $24.1 million, representing 20.7% of total sales, and expenditures for research and development during fiscal 2006 were approximately $24.3 million, representing 21.5% of total sales.

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

As of the end of fiscal 2008, our sales efforts were supported by 117 employees and contractors engaged in customer service and support. During fiscal 2008, we directly sold and serviced our products in North America, Europe and the Asia Pacific region, and through Apprecia in Japan.

By providing a full portfolio of direct support services, we have developed stronger customer relationships and our customers continue to show greater interest in expanding beyond their current use of our traditional spray cleaning technologies to include new FEOL, BEOL and wafer bumping applications for spray, as well as employing our advanced immersion and CryoKinetic technologies. Our increased responsiveness on the local level has resulted in more collaborative efforts and joint development programs with IC makers throughout the world for 65nm production and 45 and 32nm development projects.

International sales accounted for approximately 76% of total sales in fiscal 2008, 69% of total sales in fiscal 2007, and 62% of total sales in fiscal 2006.

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

Certain components and subassemblies included in our products are obtained from a single supplier or a limited group of suppliers to ensure overall quality and delivery timeliness. We purchased approximately 11% of our fiscal 2008 inventory purchases, 10% of our fiscal 2007 inventory purchases, and 13% of our fiscal 2006 inventory purchases from one supplier. We purchased approximately 10% of our fiscal 2006 inventory purchases from another supplier. Although we seek to reduce dependence on sole and limited-source suppliers, disruption or termination of certain of our inventory sources could have a temporary adverse effect on our operations. We believe that alternative sources could be obtained and qualified to supply these products, if necessary, but that production delays would likely occur in some cases.* Further, a prolonged inability to obtain certain components could have an adverse effect on our operating results, delay scheduled deliveries and result in damage to customer relationships.

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

Our products compete with, among others, DaiNippon Screen Manufacturing Co. Ltd., Kaijo Denki, S.E.S. Co., Ltd., Semitool, Inc., Lam Research, SEMES Co. LTD, Tokyo Electron Ltd. and several smaller companies. In addition, we compete with various small equipment refurbishment, equipment maintenance and spare parts providers.

Customers

We sell products from one or more of our product lines to most major microelectronics manufacturers. We have an extensive history of sales to several of the largest IC manufacturers and over 100 active customers worldwide. The loss of any of these customers could have a material adverse effect on our operations. The following customers accounted for 10% or more of our total sales in fiscal 2008, 2007 and 2006:

Customer	Fiscal 2008	Fiscal 2007	Fiscal 2006

Samsung Electronics	19%	13%	11%
ST Microelectronics	12%	◆	14%
Intel Corporation	◆	11%	◆
Texas Instruments	◆	◆	13%
Seagate Technology, Inc.	◆	◆	11%

◆	Customer accounted for less than 10% of our total sales during the fiscal year.

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

Under the new distribution agreement entered into on May 15, 2007 with Apprecia, Apprecia has exclusive distribution rights for five years with respect to our SC products in Japan. Prior to its expiration, the distribution agreement with Apprecia may be terminated only upon the occurrence of certain events or conditions or as otherwise mutually agreed. There is no current obligation under the distribution agreement for Apprecia to purchase a specified amount or percentage of our products. However, a minimum purchase obligation is imposed on Apprecia beginning in fiscal 2009.

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

We have a number of patents in the United States and other countries, with additional applications pending. These patents may be challenged, invalidated or circumvented, or may not provide any competitive advantages to us. Pending applications may not result in patents and the claims allowed in future patents may not be sufficiently broad to protect our technology. The laws of some foreign countries may not permit the protection of our proprietary rights to the same extent as under the laws of the United States. We believe that the protections afforded by our patents, patent applications, and other intellectual property rights have value. Because of rapidly changing technology, our future success depends on the know-how of our employees.

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

We offer our microlithography POLARIS system pursuant to a non-exclusive license from Texas Instruments Incorporated (“TI”). We have converted the license to a fully paid-up, worldwide license to sell and manufacture the POLARIS system. We also have the non-exclusive right to manufacture and sell related TI modules. The license agreement with TI continues until terminated by either party upon a breach by the other, and the failure to cure, in accordance with the terms of the agreement.

We offer our SC ANTARES CX Cleaning System under license agreements from IBM Corporation. The licenses require certain minimum and system-based royalties. Royalties are based on the “royalty portion revenues” of licensed equipment that excludes amounts for freight, taxes, customers’ duties, insurance, discounts, and certain equipment not manufactured by us.

As of August 30, 2008, we had 84 U.S. patents. Expiration dates range from September 2008 to July 2026. In addition, we have 25 pending U.S. patent applications in various stages of the patent examination process.

Employees

As of August 30, 2008, we had 408 full and part-time employees. Competition for highly skilled employees is intense. We believe that a great part of our future success depends upon our continued ability to retain and attract qualified employees. We are not subject to any collective bargaining agreements in the United States and have never been subject to a work stoppage. We are subject to collective bargaining agreements in Italy and France covering approximately 20 employees. We have never been subject to a work stoppage in Italy or France. In September 2008, as part of cost reductions and restructuring initiatives, we reduced our headcount to approximately 360 full and part time employees.

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

We implemented an enterprise-wide program to actively engage our employees to develop ways to, and emphasize the importance of, protecting the environment in everyday life at FSI. Our programs include recycling, water use reductions, chemical handling processes and equipment design for the environment.

We are subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing and product development process. We believe that we are in compliance with these regulations and that we have obtained all necessary environmental permits to conduct our business. These permits generally relate to the disposal of hazardous wastes. If we fail to comply with present or future regulations, fines could be imposed, production and product development could be suspended, or operations could cease. Such regulations could require us to acquire significant equipment or take other actions necessary to comply with environmental regulations at a potentially significant cost. If we fail to control the use of, or adequately restrict the discharge and disposal of, hazardous substances, we could incur future liabilities.

We believe that compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have a material effect upon our capital expenditures, earnings or competitive position.*

International Sales

Our international sales for each of the last three fiscal years are disclosed in the consolidated financial statements included in Item 8 of this report.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 are available free of charge on our website at www.fsi-intl.com as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission.

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

Our investment portfolio includes auction rate securities (“ARS”), which are investments with contractual maturities between 5 to 35 years. ARS are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations. The interest rates of our ARS are reset every 28 days through an auction process and at the end of each reset period, investors can sell or continue to hold the securities at par.

Of the ARS held by us, $6.8 million par value are backed by student loans and are over-collateralized, insured and guaranteed by the United States Federal Department of Education. The remaining $0.9 million par value relates to manufactured housing and are collateralized by the principle housing contract trusts associated with the related loans and are insured by third parties. In addition, all ARS held by us are rated by the major independent rating agencies and carry investment grade ratings and have not experienced any payment defaults.

Beginning in the second quarter of fiscal 2008, all of our ARS experienced failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty interest rates should an auction fail. We cannot liquidate our ARS until a successful auction occurs, the issuer redeems the ARS, a buyer is found outside of the auction process or the underlying securities have matured.

We recorded an other than temporary impairment of approximately $0.4 million as of August 30, 2008 relating to the $6.8 million par value ARS, backed by student loans.

There is no assurance that future auctions of our ARS will be successful. As a result, our ability to voluntarily liquidate and recover the carrying value of some or all of the ARS we hold may be limited for an indefinite period of time. If an issuer of our ARS is unable to successfully close future auctions or does not redeem the ARS, or the United States government fails to support its guaranty of the obligations, we may be required to adjust the carrying value of the ARS and record additional impairment charges in future periods, which could materially affect our results of operations and financial condition.

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

The failure of any of our new products, for example the ORION® , to achieve market acceptance would harm our business, financial condition, and results of operations and cash flows.

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

Our stock price has been volatile in the past and may continue to be so in the future. In the first nine weeks of fiscal 2009, our stock price ranged from $0.31 to $1.21 per share. In fiscal 2008, our stock price ranged from $1.08 to $2.73 per share and in fiscal 2007, our stock price ranged from $2.13 to $6.90 per share.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. In the future we could be the target of this type of litigation. Securities litigation may result in substantial costs and divert management’s attention and resources, which could seriously harm our business.

Our common stock is at risk for delisting from the NASDAQ Global Market. If it is delisted, our stock price and the liquidity of our common stock may be impacted.

Our stock price has been below $1.00 since September 2008. The NASDAQ has waived the minimum $1.00 per share bid price requirement until January 16, 2009. If the bid price remains below $1.00 for 30 consecutive business days after January 16, 2009, we could receive notice from the NASDAQ Global Market stating that the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market under Marketplace Rule 4310(c)(4). Under NASDAQ Marketplace Rule 4310(c)(8)(D), we would then have 180 calendar days to regain compliance. If at any time after receiving the notice, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the NASDAQ Global Market would notify us that we have achieved compliance with the minimum bid price rule. However, if we did not regain compliance with the minimum bid price rule within the 180 calendar days, the NASDAQ Global Market would determine whether we met the initial listing criteria for the NASDAQ Capital Market other than the bid price requirement. If we met such criteria, we would be afforded an additional 180 calendar days in order to regain compliance with the minimum bid price rule.

If we fail to meet NASDAQ’s maintenance criteria, our common stock will be delisted from the NASDAQ Global Market.

If we fail to maintain the standards necessary to be quoted on the NASDAQ Global Market and our common stock is delisted, trading in our common stock would be conducted on the NASDAQ Capital Market or other available market, provided we meet the standards of such market. Our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

Because our quarterly operating results are volatile, our stock price could fluctuate.

In the past, our operating results have fluctuated from quarter to quarter and are likely to do so in the future. These fluctuations may have a significant impact on our stock price. The reasons for the fluctuations in our operating results, such as sales, gross profits, and net loss, include:

•	The Timing of Significant Customer Orders and Customer Spending Patterns. During industry downturns, our customers may ask us to delay or even cancel the shipment of equipment orders. Delays and cancellations may adversely affect our operating results in any particular quarter if we are unable to recognize revenue for particular sales in the quarter in which we expected those sales.

•	The Timing of Customer Acceptances. Based on our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Delays of customer acceptances may adversely affect our operating results in any particular quarter if we are unable to recognize revenue for particular sales in the quarter in which we expected those sales.

•	The Timing of New Product and Service Announcements By Us or Our Competitors. New product announcements by us or our competitors could cause our customers to delay a purchase or to decide to purchase products of one of our competitors which would adversely affect our revenue and, therefore, our results of operations. New product announcements by others may make it necessary for us to reduce prices on our products or offer more service options, which could adversely impact operating margins and net income.

•	The Mix of Products Sold and the Market Acceptance of Our New Product Lines. The mix of products we sell varies from period to period, and because margins vary among or within different product lines, this can adversely affect our results of operations. If we fail to sell products that generate higher margins, our average gross margins may be lower than expected. If we fail to sell our new product lines, our revenue may be lower than expected.

•	General Global Economic Conditions or Economic Conditions in a Particular Region. When economic conditions in a region or worldwide worsen, customers may delay or cancel their orders. There also may be an increase in the time it takes to collect payment from our customers or even outright payment defaults. This can negatively affect our cash flow and our results.

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

Changes in demand caused by fluctuations in foreign currency exchange rates may reduce our international sales.

Almost all of our direct international sales are denominated in U.S. dollars. Nonetheless, changes in demand caused by fluctuations in interest and currency exchange rates may affect our international sales. We have direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region, and accordingly, we incur labor, service and other expenses in foreign currencies. As of August 30, 2008, we had not entered into any hedging activities and our foreign currency transaction gains and losses for fiscal 2008 were insignificant. We intend to evaluate various hedging activities and other options to minimize fluctuations in foreign currency exchange rates. There is no assurance that we will be successful in minimizing foreign exchange rate risks and such failure may reduce our international sales or negatively impact our operating results.

Because of the need to meet and comply with numerous foreign regulations and policies, the potential for change in the political and economic environments in foreign jurisdictions and the difficulty of managing business overseas, we may not be able to sustain our historical level of international sales.

We operate in a global market. In fiscal 2008, approximately 76% of our sales revenue derived from sales outside of the United States. In fiscal 2007, approximately 69% of our sales revenue derived from sales outside the United States. In fiscal 2006, approximately 62% of our sales revenue derived from sales outside the United States. We expect that international sales will continue to represent a significant portion of total sales.* Sales to customers outside the United States involve a number of risks, including the following:

•	imposition of government controls;

•	compliance with U.S. export laws and foreign laws;

•	political and economic instability;

•	trade restrictions;

•	changes in taxes and tariffs;

•	longer payment cycles;

•	difficulty of administering business overseas; and

•	general economic conditions.

In particular, the Japanese and Asia Pacific markets are extremely competitive. The semiconductor device manufacturers located in these markets are very aggressive in seeking price concessions from suppliers, including equipment manufacturers like us.

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

Our business depends on our ability to supply equipment, services and related products that meet the rapidly changing requirements of our customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers. Significant interruptions of manufacturing operations or the delivery of services could result in delayed deliveries to our customers, manufacturing inefficiencies, increased costs or order cancellations as a result of:

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

Because we do not have long-term sales commitments with our customers, our results will be adversely affected if customers decide to reduce, delay or cancel orders or choose to deal with our competitors.

If our significant customers reduce, delay, or cancel orders, then our operating results could suffer. Our largest customers have changed from year to year, however, sales to our top five customers accounted for approximately 51% of total revenues in fiscal 2008, 42% of total revenues in fiscal 2007 and 52% of total revenues in fiscal 2006. Samsung Electronics accounted for approximately 19% of our total sales in fiscal 2008, 13% of our total sales in fiscal 2007 and 11% of our total sales in fiscal 2006. ST Microelectronics accounted for approximately 12% of our total sales in fiscal 2008 and 14% of total sales in fiscal 2006. Intel Corporation accounted for approximately 11% of our total sales in fiscal 2007. Texas Instruments Incorporated accounted for approximately 13% of total sales in fiscal 2006. Seagate Technology, Inc. accounted for approximately 11% of total sales in fiscal 2006. We currently have no long-term sales commitments with any of our customers. Instead, we generally make sales under purchase orders. All orders are subject to cancellation or delay by the customer.

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

Our success depends to a significant extent upon our management and technical personnel. The loss of a number of these key persons could have a negative effect on our operations. Competition is high for such personnel in our industry in all of our locations. We periodically review our compensation and benefit packages to ensure that they are competitive in the marketplace and make adjustments or implement new programs for that purpose, as appropriate. We cannot guarantee that we will continue to attract and retain the personnel we require.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must perform evaluations of our internal controls over financial reporting. We must include with our Form 10-K a report on our management’s assessment of the adequacy of such internal controls. Compliance with these requirements is complex and time-consuming. If we fail to timely or successfully comply with the requirements of Section 404 we could be subject to increased regulatory scrutiny and the public’s perception of us may change.

We do not intend to pay dividends.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

Item 1.B.	Unresolved Staff Comments

We do not have any unresolved staff comments.

ITEM 2.	PROPERTIES

We own a 197,000-square-foot facility in Chaska, Minnesota. The facility contains certain product engineering, manufacturing, sales, administrative and support functions. It includes a research laboratory and 40,000 square feet of Class 1,000 and 10,000 cleanroom space, manufacturing support operations and a customer training center.

In February 2005, we sold our 162,000 square foot facility in Allen, Texas. Concurrent with the sale, we entered into a sublease for approximately 45,000 square feet of space in the facility. The lease expires on August 31, 2009.

We also maintain small leased sales and service offices throughout Europe and Asia near our customer locations.

ITEM 3.	LEGAL PROCEEDINGS

We are not subject to any material pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter ended August 30, 2008.

ITEM 4A.	EXECUTIVE OFFICERS OF THE COMPANY

The executive officers are elected by the board of directors, generally for a term of one year, and serve until their successor is elected and qualified. The following table and discussion contains information regarding our current executive officers.

Name	Age	Position

John C. Ely(1)	49	Vice President, Global Sales and Service
Patricia M. Hollister(2)	48	Chief Financial Officer and Assistant Secretary
Donald S. Mitchell(3)	53	Chairman and Chief Executive Officer
Benno G. Sand(4)	54	Executive Vice President, Business Development and Investor Relations and Secretary

(1)	John Ely was named Vice President of Global Sales and Service in June 2003. He previously served as Executive Vice President; President, of our SC Division from August 2000 to June 2003. Mr. Ely was the SC Division’s Sales/ Marketing/Applications Manager from 1997 to 2000; General Manager from 1995 to 1997; Product Specialist/Product Manager from 1989 to 1995; and in direct sales from 1985 to 1989. Prior to joining FSI, Mr. Ely was in sales and served as the Western Territory Manager of Galtek, a subsidiary of Entegris, Inc. Mr. Ely is a director of SCD Mountain View, Inc., one of our subsidiaries.

(2)	Patricia Hollister has served as Chief Financial Officer since January 1998 and as Assistant Secretary since January 2000. She was our Corporate Controller from March 1995 to January 1998. Prior to joining FSI, Ms. Hollister was employed by KPMG LLP in Minneapolis, Minnesota where she served over 12 years on various audit and consulting engagements, most recently as a Senior Manager. Ms. Hollister is a director of various FSI-owned foreign subsidiaries as well as NVE Corporation.

(3)	Donald Mitchell was named Chief Executive Officer and President of FSI in December 1999, was appointed a director of FSI in March 2000 and became Chairman of the Board of Directors for FSI in January 2002. From its formation in 1998 until December 1999, he was President of Air Products Electronic Chemicals, Inc., a division of Pennsylvania-based Air Products and Chemicals, Inc. From 1991 to 1998, he served as President of Schumacher, a leading global chemical equipment and services supplier to the semiconductor industry. Throughout his career with Schumacher, he held various executive positions, including Vice President of Operations and Vice President of Sales and Marketing. Mr. Mitchell is a director of FSI and is also a director of Advanced Materials Sciences, Inc. Mr. Mitchell served as the 1999/2000 Chairman of the Board of Directors for Semiconductor Equipment and Materials International, a leading global industry trade association and was a member of the Board until July 2005.

(4)	Benno Sand has served as Executive Vice President, Business Development and Investor Relations since January 2000. He has served as Executive Vice President since January 1992 and Secretary since March 2002. Mr. Sand also served as Chief Administrative Officer from January 1998 to December 1999, as Chief Financial Officer from October 1990 to January 1998, and as Vice President of Finance from October 1987 to January 1992. Mr. Sand is a director of various FSI-owned United States and foreign subsidiaries, as well as Apprecia and MathStar, Inc.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ Global Marketsm under the symbol “FSII”. The following table sets forth the highest and lowest daily sale prices, as reported by the NASDAQ Global Market for the fiscal periods indicated:

	2008		2007
	High	Low	High	Low

Fiscal Quarter
First	$2.73	$1.70	$6.90	$5.27
Second	2.02	1.52	5.93	4.75
Third	1.82	1.25	5.25	4.07
Fourth	1.74	1.08	4.49	2.13

There were approximately 480 record holders of our common stock on October 30, 2008. The closing price of our stock was $0.42 on October 30, 2008.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all earnings for use in our business and do not anticipate paying dividends in the foreseeable future.*

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The table that follows presents portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The Consolidated Statement of Operations data for the years ended August 30, 2008, August 25, 2007 and August 26, 2006, and the Consolidated Balance Sheet data as of August 30, 2008 and August 25, 2007, are derived from our audited consolidated financial statements, which are included elsewhere in this report. The Consolidated Statements of Operations data for the years ended August 27, 2005 and August 28, 2004 and the Consolidated Balance Sheet data as of August 26, 2006, August 27, 2005 and August 28, 2004 are derived from our audited consolidated financial statements which do not appear in this report. We changed our accounting for stock compensation expense effective August 28, 2005 in accordance with Statement of Financial Accounting Standards “SFAS” No. 123R, “Share-Based Payment.”

The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year or fiscal period.

Selected Historical Financial Data

	Fiscal Year Ended
	August 30,	August 25,	August 26,	August 27,	August 28,
	2008(6)(9)	2007(6)(8)	2006(6)	2005	2004
	(In thousands, except per share amounts)

Consolidated Statements of Operations Data:
Sales	$78,256	$116,233	$113,241	$86,370	$114,404
Gross margin(1)	32,985	47,123	52,850	39,994	59,020
Selling, general, and administrative expenses(2)	29,012	34,542	36,218	35,291	39,547
Research and development expenses	18,962	24,086	24,321	22,078	22,458
Gain on sale of facility(3)	—	—	—	7,015	—
Operating loss	(14,989)	(11,505)	(7,689)	(10,360)	(2,985)
Impairment of investments(5)(7)(10)	(353)	(4,088)	(500)	—	—
Gain on marketable securities(4)	—	—	—	5,808	1,972
Equity in earnings (losses) of affiliates	—	27	(274)	450	779
Net (loss) income	$(13,639)	$(14,586)	$(7,287)	$(3,302)	$141
(Loss) income per share — diluted	$(0.45)	$(0.48)	$(0.24)	$(0.11)	$0.00
Weighted average common shares used in per share calculations — diluted	30,648	30,413	30,042	29,928	30,315
Consolidated Balance Sheets Data:
Total assets	$87,653	$101,404	$127,544	$123,461	$140,410
Total long-term debt	—	616	—	—	750
Stockholders’ equity	67,658	80,766	93,972	99,136	110,372
Dividends	—	—	—	—	—

(1)	We had sales of POLARIS system product inventory that had previously been written down to zero with an original cost of $0.9 million during fiscal 2008, $0.9 million during fiscal 2007, $2.1 million during fiscal 2006, $0.05 million during fiscal 2005, and $3.2 million during fiscal 2004.

(2)	During fiscal 2004, we recorded $3.4 million in selling, general and administrative expenses related to a patent litigation settlement.

(3)	During fiscal 2005, we recorded a $7.0 million gain on the sale of the Allen, Texas facility.

(4)	During fiscal 2005, we recorded a gain of $5.8 million on the Nortem (formerly Metron Technology) distributions. During fiscal 2004, we recorded a gain of $2.0 million on the sale of Metron Technology common stock.

(5)	During fiscal 2006, we recorded an impairment charge of $0.5 million in other expense related to an investment in a Malaysian foundry.

(6)	Due to the implementation of SFAS 123R as of August 28, 2005, we recorded stock-based compensation expense of $43,000 in cost of goods sold, $401,000 in selling, general and administrative expenses and $121,000 in research and development expenses in fiscal 2008, $28,000 in cost of goods sold, $439,000 in selling, general and administrative expenses and $126,000 in research and development expenses during fiscal 2007 and $54,000 in cost of goods sold, $743,000 in selling, general and administrative expenses and $342,000 in research and development expenses during fiscal 2006.

(7)	During fiscal 2007, we recorded an impairment and loss on sale of investment of $4.1 million related to transactions with Apprecia. See Note 3 of the Notes to Consolidated Financial Statements for a discussion of our ownership of Apprecia.

(8)	During fiscal 2007, we recorded severance and outplacement costs of $296,000 to cost of goods sold, $923,000 to selling, general and administrative expense and $592,000 to research and development expense. See Note 17 of the Notes to Consolidated Financial Statements for a discussion of these costs.

(9)	During fiscal 2008, we recorded severance and outplacement costs of $142,000 to cost of goods sold, $1,314,000 to selling, general and administrative expense and $536,000 to research and development expense. See Note 17 of the Notes to Consolidated Financial Statements for a discussion of these costs.

(10)	During fiscal 2008, we recorded an other than temporary impairment of $353,000 related to our investment in auction rate securities. See Note 18 of the Notes to Consolidated Financial Statements for a discussion of this impairment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. If our equipment sales involve sales to our existing customers who have previously accepted the same type(s) of equipment with the same type(s) of specifications, we account for the product sales as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. We recognize the equipment revenue upon shipment and transfer of title. The other multiple elements also include installation, service contracts and training. Equipment installation revenue is valued based on estimated service person hours to complete installation and quoted service labor rates and is recognized when the installation has been completed and the equipment has been accepted by the customer. Service contract revenue is valued based on estimated service person hours to complete the service and published or quoted service labor rates and is recognized over the contract period. Training revenue is valued based on quoted training class prices and is recognized when the customers complete the training classes or when a customer-specific training period has expired. The quoted service labor rates and training class prices are rates actually charged and billed to our customers.

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

Valuation of Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with Financial Accounting Standards Board (“FASB”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

If we determine that the carrying amount of long-lived assets, including intangible assets, may not be recoverable, we measure any impairment based on the fair value of the long-lived assets. Net intangible assets and long-lived assets amounted to $18.3 million as of August 30, 2008.

In fiscal 2008, we had positive cash flows from operations. If our long-term future plans do not continue to yield positive cash flows in excess of the carrying amount of our long-lived assets, we would anticipate possible future impairments of those assets.

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including intangible assets, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates.

We did not recognize any impairment charges for our long-lived assets, including intangible assets, during fiscal 2008, 2007 or 2006. We currently believe the fair value of these long-lived assets, including intangible assets, exceeds the carrying amount.

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

Warranty provisions, claims and changes in estimates for the fiscal years ended August 30, 2008, August 25, 2007, and August 26, 2006 were as follows (in thousands):

	August 30,	August 25,	August 26,
	2008	2007	2006

Beginning balance	$3,811	$3,964	$4,117
Warranty provisions	1,153	1,514	2,112
Warranty claims	(2,207)	(1,667)	(2,265)

Ending balance	$2,757	$3,811	$3,964

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

Since we recorded the POLARIS system product inventory provisions as a result of the wind-down of our Microlithography business in the second quarter of fiscal 2003, we have had sales of POLARIS system product inventory that had previously been written down to zero and reductions in inventory buyback requirements of $10.7 million and have disposed of $6.8 million of POLARIS system product inventory. The original cost of POLARIS system product inventory available for sale or to be disposed of as of August 30, 2008 that has been written down to zero was approximately $8.9 million.

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

A rollforward of the allowance for doubtful accounts for the fiscal years ended August 30, 2008, August 25, 2007 and August 26, 2006 is as follows (in thousands):

	Balance at				Balance at
	Beginning of			Write-	End of
	Year	Recoveries	Adjustments	Offs	Year

Fiscal year ended August 30, 2008	$196	$(68)	$—	$—	$128
Fiscal year ended August 25, 2007	$520	$(55)	$(43)	$(226)	$196
Fiscal year ended August 26, 2006	$922	$(336)	$(29)	$(37)	$520

We collected $68,000 of receivables in fiscal 2008, $55,000 in fiscal 2007 and $336,000 in fiscal 2006 that had previously been written off resulting in credits to selling, general and administrative expenses.

Stock-Based Compensation

We implemented the fair value recognition provisions of SFAS No. 123R effective August 28, 2005 using the modified prospective method. Under this method, we recognize compensation expense for all stock-based awards granted on or after August 28, 2005 and for previously granted awards not yet vested as of August 28,

2005. We recorded stock compensation expense of $565,000 in fiscal 2008, $593,000 in fiscal 2007 and $1.1 million in fiscal 2006.

We utilize a Black-Scholes option-pricing model to estimate fair value of each award on the date of grant. The Black-Scholes model requires the input of certain assumptions that involve management judgment. Key assumptions that affect the calculation of fair value include the expected life of stock-based awards and our stock price volatility. Additionally, we expense for only those shares expected to vest. The assumptions used in calculating the fair value of stock-based awards and the forfeiture rate of such awards reflect management’s best estimates. However, circumstances may change and additional data may become available over time, which could result in changes to these assumptions that materially impact the fair value determination of future awards or their estimated rate of forfeiture. If factors change and we use different assumptions in the application of SFAS 123R in future periods, the compensation expense recorded under SFAS 123R may differ significantly from the expense recorded in the current period. See Note 12 of Notes to Consolidated Financial Statements for additional information on stock-based compensation.

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

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” during the first quarter of fiscal 2008. During fiscal 2008, we effectively settled tax audits in foreign tax jurisdictions which resulted in a $0.6 million decrease in the accrual for unrecognized tax benefits. The benefit was partially offset by state income tax expense and foreign tax expense.

Industry Update

Leading industry analysts in the semiconductor and equipment industry have very disparate opinions and forecasts regarding the state of our industry. Recently, Gartner, Inc., a leading equipment industry research group, forecasted 2009 equipment spending to decrease 9.0% from the 2008 level; whereas, another leading analyst is forecasting declines of 20% to 30% from 2008 levels. The forecasts provided by analysts are impacted by macroeconomic developments, including the current difficulties in global credit markets, a decline in many individuals’ investment portfolios, political uncertainty and an overall increase in unemployment rates. These conditions have adversely impacted consumer confidence and spending on technology. Many semiconductor manufacturers are reducing their production and factory utilization levels are declining. Some device manufacturers are eliminating less productive fabrications and considering consolidation and joint venture opportunities. Increasingly, device manufacturers are adopting fabrication light (semiconductor manufacturers that produce devices in their own facilities and also outsource a portion of the manufacturing to third parties) or other outsourcing philosophies. Despite the overall decrease in equipment spending, leading device manufacturers’ spending for technology advancement appears to be continuing. It appears that the decline in demand for our spare parts and services has reached a bottom, and our customers are focused on controlling inventory levels while evaluating products that can provide increased productivity when market conditions improve.* Given the tight credit environment, customers are evaluating products and technology more carefully prior to making any long term investment.

Overview

Industry conditions were weaker than anticipated in our fourth quarter of fiscal 2008 as oversupply in the memory segment and macro-economic conditions took a toll on our customers. As a result of order delays from several customers during the quarter, orders were $13.6 million and revenues decreased to $14.1 million.

The protracted industry downturn led to our implementation of cost reductions in September 2008, including a reduction in our headcount by approximately 63 positions, representing 14% of our global workforce as of the end of the third quarter of fiscal 2008. In conjunction with the staff reductions, we consolidated our European and U.S. sales and service organizations to better support our customers in these regions. In addition, we refocused our Allen, Texas and Chaska, Minnesota resources toward the products that we believe provide the most significant opportunity for near-term revenue and future marketshare gains. We anticipate that the cost reduction plan will result in $5.0 to $6.0 million of annual cost savings.*

While deteriorating economic and industry conditions impacted our overall order level and financial performance in fiscal 2008, progress was made on many of the strategies we rolled out at the beginning of the fiscal year. Due to effective cash management strategies, we generated $1.0 million of cash from operations. On the commercial side, we shipped several ZETA® systems with our new high temperature ViPRtm technology to customers in Korea, Japan and Europe. On the development front, we shipped our first multi-chamber ORION® single wafer wet system to a leading manufacturer for use in 32nm development.

Results of Operations

Sales Revenue and Shipments

Fiscal 2008 sales revenue decreased to $78.3 million as compared to $116.2 million in fiscal 2007. The decrease in sales revenue in fiscal 2008 related to the decline in shipments from $116.9 million in fiscal 2007 to $77.9 million in fiscal 2008 associated with industry conditions. Fiscal 2007 sales revenue increased to $116.2 million as compared to $113.2 million in fiscal 2006. The increase in sales in fiscal 2007 related to an increase in international sales of $9.3 million, partially offset by a $6.3 million decrease in domestic sales.

Shipments were $77.9 million in fiscal 2008 as compared to $116.9 million in fiscal 2007 and $109.7 million in fiscal 2006.

Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Therefore, depending on timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or due to timing of acceptances, sales revenue may exceed shipments.

International sales were $59.3 million for fiscal 2008, representing 76% of total sales during fiscal 2008, $79.6 million for fiscal 2007, representing 69% of total sales during fiscal 2007, and $70.4 million for fiscal 2006, representing 62% of total sales during fiscal 2006. The decrease in fiscal 2008 international sales dollar amount as compared to fiscal 2007 was related to decreases in Europe, and Southeast Asia and Japan of $21.6 million, partially offset by an increase of $1.6 million in Korea. The increase in fiscal 2007 international sales as compared to fiscal 2006 was related to increases in Asia and Europe. Due to its broader customer base, SC products have a higher percentage of international sales than POLARIS system products. See Note 14 of the Notes to Consolidated Financial Statements for additional information regarding our international sales.

We ended fiscal 2008 with a backlog of approximately $5.6 million as compared to $15.2 million at the end of fiscal 2007. Backlog consists of orders with delivery dates within the next 12 months for which a customer purchase order has been received. Because of the timing and relative size of orders and the possibility of cancellations or customer delays, backlog is not necessarily indicative of sales for future periods.

We expect first quarter fiscal 2009 orders to be between $13 million and $15 million.* This assumes the receipt of several follow-on orders that are anticipated late in the quarter.* We expect first quarter fiscal 2009 revenue to be in the range of $13 million to $15 million.* Achieving the revenue range is subject to us receiving purchase orders and obtaining timely acceptance from customers.

Gross Margin

Our gross profit margin fluctuates due to a number of factors, including the mix of products sold; the geographic mix of products sold, with international sales generally having lower gross profit than domestic sales; initial product placement discounts; utilization of manufacturing capacity; sales of POLARIS system product inventory previously written down to zero; and the competitive pricing environment.

Gross margin as a percentage of sales was 42.1% for fiscal 2008 as compared to 40.5% for fiscal 2007 and 46.7% for fiscal 2006. The increase in gross margin from fiscal 2007 to fiscal 2008 related primarily to a change in product mix in which the sale of spare parts and service represented 34% of our total sales in fiscal 2008 as compared to 26% in fiscal 2007, as spare parts and service generally have higher margins. This positive impact was partially offset by a decrease in utilization of manufacturing capacity in fiscal 2008 as compared to fiscal 2007 related to the decline in shipments from $116.9 million in fiscal 2007 to $77.9 million in fiscal 2008. Severance costs included in cost of sales were $142,000 in fiscal 2008 as compared to $300,0000 in fiscal 2007. We had sales of POLARIS system inventory previously written down to zero of $0.9 million in fiscal 2008 and 2007.

The decrease in gross margins from fiscal 2006 to fiscal 2007 related to an increase in the percentage of international sales from 62% of total sales in fiscal 2006 to 69% of total sales in fiscal 2007 and a $1.0 million increase in inventory reserves associated with a decline in bookings. The decrease also related to a decrease in sales of POLARIS system product inventory previously written down to zero from $2.1 million in fiscal 2006 to $0.9 million in fiscal 2007 and $0.3 million of severance costs in fiscal 2007.

We will continue to try to sell the POLARIS system product inventory that had previously been written down to zero to our customers as spares, refurbished systems and upgrades to existing systems. If unsuccessful, some of the items will be disposed. Any material sales of the impaired inventory will be disclosed. The original cost of POLARIS system product inventory available for sale or to be disposed of as of August 30, 2008 that has been written down to zero was approximately $8.9 million.

We expect the gross profit margins for the first quarter of fiscal 2009 to be between 40% to 42% of revenues.* Our factory utilization rate is not expected to change significantly.*

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal 2008 were $29.0 million, or 37.1% of total sales, as compared to $34.5 million, or 29.7% of total sales, in fiscal 2007 and $36.2 million, or 32.0% of total sales, in fiscal 2006. The decrease in selling, general and administrative expense in fiscal 2008 as compared to fiscal 2007 related to the decrease in sales and the cost reduction initiatives associated with reductions in headcount taken in the second half of fiscal 2007, partially offset by realignment expenses of $1.3 million in fiscal 2008 compared to severance costs of $0.9 million in fiscal 2007. The decrease in selling, general and administrative expenses in fiscal 2007 as compared to fiscal 2006 related primarily to savings associated with cost reduction efforts associated with headcount reductions taken in the second half of fiscal 2007, partially offset by $0.9 million of severance costs.

Selling, general and administrative expenses for the first quarter of fiscal 2009 are expected to be in the range of $6.3 million to $6.5 million, reflecting two months of savings related to the September cost reduction actions.*

Research and Development Expenses

Research and development expenses for fiscal 2008 were $19.0 million, or 24.2% of total sales, as compared to $24.1 million, or 20.7% of total sales, in fiscal 2007 and $24.3 million, or 21.5% of total sales, in fiscal 2006. The decrease in fiscal 2008 as compared to fiscal 2007 related primarily to cost reduction efforts associated with headcount reductions taken in the second half of fiscal 2007, partially offset by

$0.5 million of severance costs in fiscal 2008. The decrease in fiscal 2007 as compared to fiscal 2006 related primarily to cost reduction efforts associated with headcount reductions, partially offset by $0.6 million of severance costs.

A significant portion of our fiscal 2008 research and development resources were focused on broadening the applications capabilities of our products and supporting initial product placements with customers. In addition, we continued the development of our ORION® single wafer wet system.

We expect research and development expenses to range from $4.3 million to $4.5 million for the first quarter of fiscal 2009, as we continue to invest in our ZETA® ViPRtm and ORION® single wafer programs while sustaining minimum resources to support our other products.*

Impairment and Loss on Sale of Investment

We recorded $4.1 million of impairment and loss on the sale of investment in fiscal 2007 related to transactions with Apprecia. See further discussion related to the transactions and the impairment at Note 3 of the Notes to Consolidated Financial Statements.

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

Income Tax Expense

We recorded an income tax benefit of $624,000 in fiscal 2008 related to uncertain tax positions that were effectively settled with tax authorities during fiscal 2008, partially offset by state income tax expense and foreign tax expense. We recorded income tax expense of $122,000 in fiscal 2007 and $50,000 in fiscal 2006, primarily as a result of foreign and state taxes. As of August 30, 2008 and August 25, 2007, we had $600,000 and $1.3 million, respectively, of liabilities recorded related to unrecognized tax benefits. Accrued interest and penalties on these unrecognized tax benefits were $0.1 million and $0.2 million as of August 30, 2008 and August 25, 2007, respectively. We recognize potential interest and penalties related to income tax positions, if any, as a component of provision for income taxes on the consolidated statements of operations. Included in the liability balance as of August 30, 2008 are approximately $0.6 million of unrecognized tax benefits that, if recognized, will affect our effective tax rate.

Our deferred tax assets on the balance sheet as of August 30, 2008 have been fully reserved for with a valuation allowance. We do not expect to reduce our valuation allowance until we are consistently profitable on a quarterly basis.*

We have net operating loss carryforwards for federal income tax purposes of approximately $163.5 million at August 30, 2008, which will begin to expire in fiscal 2011 through fiscal 2029 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization, which limits the amount that we can offset taxable income to approximately $1.4 million per year.

Equity in Earnings (Loss) of Affiliate

Equity in earnings (loss) of affiliates was approximately $27,000 for fiscal 2007 and ($274,000) for fiscal 2006. The losses in fiscal 2006 related primarily to a decrease in Apprecia sales, as well as a change in product mix.

After May 15, 2007, we discontinued recording equity in earnings (loss) of affiliate due to transactions with Apprecia. See further discussion of our relationship with Apprecia at Note 3 of the Notes to Consolidated Financial Statements.

Net Loss

Net loss was $13.6 million in fiscal 2008 as compared to a net loss of $14.6 million in fiscal 2007 and a net loss of $7.3 million in fiscal 2006. The decrease in net loss in fiscal 2008 as compared to fiscal 2007 and the increase in net losses in fiscal 2007 as compared to fiscal 2006 are due to the net impact of items discussed above, as well as the impairment and loss on sale of investment of $4.1 million related to transactions with Apprecia in fiscal 2007. The decrease in net loss in fiscal 2008 as compared to fiscal 2007 also related to a net income tax benefit of $624,000 in fiscal 2008 as compared to income tax expense of $122,000 in fiscal 2007.

Based upon achieving anticipated revenue, gross margin and operating expense levels, we expect to record a net loss of $3.5 million to $5.0 million in the first quarter of fiscal 2009.*

Liquidity and Capital Resources

Our cash, restricted cash, cash equivalents and marketable securities were approximately $22.9 million as of August 30, 2008, a decrease of $1.6 million from the end of fiscal 2007. The net decrease was primarily due to $1.7 million in capital expenditures and $0.8 million of principal payments on capital leases. The decreases were net of $1.0 million of cash generated from operating activities and $0.4 million of proceeds from the issuance of common stock.

As of August 30, 2008, we had investments in auction rate securities (“ARS”) reported at a fair value of $7.3 million after reflecting a $0.4 million other than temporary impairment against $7.7 million par value. The other than temporary impairment has been recorded in other expense for fiscal 2008. We value the majority of our ARS using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. However, we value certain ARS based on the price at which the issuer offered to repurchase such ARS in a conditional tender offer we received in October 2008 from the issuer.

The ARS we hold are marketable securities with long-term stated maturities for which the interest rates are reset through a Dutch auction every 28 days. The auctions have historically provided a liquid market for these securities as investors historically could readily sell their investments at auction. Due to the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. During the second quarter of fiscal 2008, we reclassified $8.5 million of ARS from current marketable securities to long-term marketable securities on the condensed consolidated balance sheet due to difficulties encountered at auction and the conditions in the general debt markets, creating uncertainty as to when successful auctions may be reestablished. During the third and fourth quarters of fiscal 2008, $0.8 million of ARS were partially redeemed. An additional $0.7 million were redeemed subsequent to August 30, 2008. The ARS related to these redemptions were reclassified to short-term marketable securities as of August 30, 2008.

All of the ARS held by us continue to carry investment grade ratings and have not experienced any payment defaults. Of the ARS held by us, $6.8 million par value are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education and are classified as long-term. The remaining $0.9 million par value relate to manufactured housing and are collateralized by the principal housing contract trusts associated with the related loans and are insured by third parties and are classified as short-term. ARS that did not successfully auction reset to the maximum interest rate as prescribed in the underlying indenture and all of our holdings continue to be current with their interest payments. If uncertainties in the credit and capital markets continue, these markets deteriorate further or any ARS we hold are downgraded by the rating agencies, the Company may be required to recognize additional impairment charges.

In addition, these ARS may not provide the liquidity to us as we need it, and it could take until the final maturity of the underlying notes (from 5 to 35 years) to realize our investments’ recorded value. Currently, there is a very limited market for any of these securities and future liquidations at this time, if possible, would likely be at a significant discount.

Accounts receivable decreased $8.0 million from the end of fiscal 2007. The decrease in trade accounts receivable related primarily to the decrease in shipments from $21.9 million in the fourth quarter of fiscal 2007 to $13.1 million in the fourth quarter of fiscal 2008. Trade receivables will fluctuate quarter to quarter depending on individual customers’ timing of ship dates, payment terms and cash flow conditions.

Inventory decreased approximately $2.4 million to $27.2 million at the end of fiscal 2008, as compared to $29.6 million at the end of fiscal 2007. The decrease in inventory related to decreases in finished goods, work in process and raw materials inventory attributable to fewer orders, as well as an increase in inventory provisions. Inventory provisions were $15.9 million at August 30, 2008 as compared to provisions of $14.7 million at the end of fiscal 2007. The increase in inventory provisions related to the decrease in bookings and current industry conditions.

Trade accounts payable increased approximately $0.8 million to $4.3 million as of August 30, 2008, as compared to $3.5 million at the end of fiscal 2007, related to the timing of inventory receipts and vendor payments.

Deferred profit was $3.9 million at the end of fiscal 2008 and $3.3 million at the end of fiscal 2007. The increase in deferred profit related primarily to the timing of tool acceptances.

As of August 30, 2008, our current ratio was 3.1 to 1.0, and working capital was $41.4 million.

The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating Lease Obligations	$1,702	$1,042	$627	$33	$—
Capital Lease Obligations	878	878	—	—	—
Purchase Obligations	3,256	3,256	—	—	—
Royalty Obligations	312	312	—	—	—
Other Long-Term Obligations(1)	1,625	125	500	500	500

Total	$7,773	$5,613	$1,127	$533	$500

(1)	Other long-term obligations represent payments related to minimum royalty payments or discounts granted under a license agreement.

The contractual obligations table above does not include $0.6 million accruals for unrecognized tax benefits, as the timing of payments or reversals is uncertain.

Capital expenditures were $1.7 million in fiscal 2008, $1.6 million in fiscal 2007, and $2.2 million in fiscal 2006. We expect capital expenditures to be insignificant in the first quarter of fiscal 2009.* Depreciation and amortization is expected to be between approximately $1.0 million and $1.1 million in the first quarter of fiscal 2009.*

In October 2008, we authorized the use of up to $3 million of our cash to repurchase outstanding shares of our common stock to be effected from time to time in transactions in the public markets or in private purchases. The timing and extent of any repurchases will depend upon market conditions, the trading price of our shares and other factors, subject to the restrictions relating to volume, price and timing of share repurchases under applicable law. The repurchase program may be modified, suspended or terminated at any time by us without notice.

At the expected revenue and expense run rate, we anticipate using $3.5 million to $5.5 million of cash for operations in the first quarter of fiscal 2009.* We believe that with existing cash, cash receipts, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet our currently projected working capital requirements, and to meet other cash requirements through at least fiscal 2009.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies.* We may fund such activities with additional equity or debt financing.* The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.* We currently do not have a line of credit arrangement.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 as of August 26, 2007, the first day of the first quarter of fiscal 2008. The adoption of FIN 48 had no impact on our financial position or results of operation. We, along with our subsidiaries, are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. This statement applies only to fair-value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair-value measures in financial statements. The provisions under SFAS No. 157 are effective for us beginning in the first quarter of fiscal 2009. We do not expect the adoption of this pronouncement to have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and

Equity Securities,” and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for us beginning in the first quarter of fiscal 2009. We do not plan to measure any of our financial instruments at fair value as permitted under SFAS 159.

In December 2007, the FASB issued SFAS 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements, respectively. The provisions of SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2010. We are still evaluating the impact the adoption of these pronouncements will have on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to certain foreign investments. As of August 30, 2008, our investments included a 100% interest in our Europe and Asia sales and service offices and a 20% interest in Apprecia Technology, Inc. (formerly known as m•FSI LTD), which operates in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.

We have direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia-Pacific regions and incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* As of August 30, 2008, we had not entered into any hedging activities and our foreign currency transaction gains and losses for fiscal 2008 were insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.

We do not have significant exposure to changing interest rates as we currently have no material long-term debt. As of the end of fiscal 2008, amortized cost approximated market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $229,000 based on our cash, restricted cash, cash equivalents and marketable securities balances as of August 30, 2008.

As of August 30, 2008, our investment portfolio included ARS reported at a fair value of $7.3 million after reflecting a $0.4 million other than temporary impairment against $7.7 million par value. ARS are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations. The interest rates of our ARS are reset every 28 days through an auction process and at the end of each reset period, investors can sell or continue to hold the securities at par.

Of the ARS held by us, $6.8 million par value are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. The remaining $0.9 million par value relate to manufactured housing and are collateralized by the principal housing contract trusts associated with the related loans and are insured by third parties. All ARS held by us are rated by the major independent rating agencies and carry investment grade ratings and have not experienced any payment defaults.

All of our ARS have experienced failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather reflect a lack of liquidity in the market for these securities. Under the contractual terms, the issuer is obligated to pay penalty interest rates should an auction fail. In the event we need to access funds associated with failed auctions, they are not expected to be accessible until a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured and are paid upon maturity in accordance with their terms.

We determined and recorded an other than temporary impairment of approximately $0.4 million as of August 30, 2008. If the issuers of the ARS are unable to successfully close future auctions or do not redeem the ARS, or the United States government fails to support its guaranty of the obligations, we may be required to record additional impairment charges.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended August 30, 2008, August 25, 2007 and August 26, 2006

	2008	2007	2006
	(In thousands, except per share amounts)

Sales (including sales to affiliates of $0, $5,355, and $5,924, respectively)	$78,256	$116,233	$113,241
Cost of goods sold	45,271	69,110	60,391

Gross margin	32,985	47,123	52,850
Selling, general and administrative expenses	29,012	34,542	36,218
Research and development expenses	18,962	24,086	24,321

Operating loss	(14,989)	(11,505)	(7,689)
Interest expense	(144)	(196)	(43)
Interest income	918	916	1,132
Impairment and/or loss on sale of investments	(353)	(4,088)	(500)
Other income, net	305	382	137

Loss before income taxes	(14,263)	(14,491)	(6,963)
Income tax (benefit) expense	(624)	122	50

Loss before equity in earnings (loss) of affiliate	(13,639)	(14,613)	(7,013)
Equity in earnings (loss) of affiliate	—	27	(274)

Net loss	$(13,639)	$(14,586)	$(7,287)

Loss per share
Basic	$(0.45)	$(0.48)	$(0.24)
Diluted	$(0.45)	$(0.48)	$(0.24)
Weighted average common shares — basic	30,648	30,413	30,042
Weighted average common shares — diluted	30,648	30,413	30,042

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 30,	August 25,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$14,788	$15,040
Restricted cash	275	151
Marketable securities	850	8,800
Trade accounts receivable, less allowance for doubtful accounts of $128 and $196, respectively	9,614	17,609
Inventories, net	27,169	29,625
Other receivables	4,813	4,551
Prepaid expenses and other current assets	3,339	2,951

Total current assets	60,848	78,727

Property, plant and equipment, net	18,266	20,022
Restricted cash	500	500
Long-term marketable securities	6,447	—
Investment	460	460
Intangible assets, net	61	496
Other assets	1,071	1,199

Total assets	$87,653	$101,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$4,305	$3,458
Accrued expenses	10,392	11,365
Current portion of capital lease obligations	841	561
Customer deposits	7	1,306
Deferred profit	3,867	3,332

Total current liabilities	19,412	20,022
Long-term accrued expenses	583	—
Capital lease obligations	—	616
Commitments and contingencies (Notes 4 and 19)
Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized; none issued and outstanding	—	—
Series A Junior Participating Preferred stock, no par value; 300 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 30,839 and 30,545 shares, respectively	226,352	225,974
Accumulated deficit	(159,967)	(146,328)
Accumulated other comprehensive loss	(997)	(575)
Other stockholders’ equity	2,270	1,695

Total stockholders’ equity	67,658	80,766

Total liabilities and stockholders’ equity	$87,653	$101,404

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Years Ended August 30, 2008, August 25, 2007 and August 26, 2006

				Accumulated
	Common Stock			Other	Other
	Number of		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Deficit	(Loss) Income	Equity	Total
	(In thousands)

Balance August 27, 2005	29,874	$223,675	$(124,765)	$226	$—	$99,136
Stock issuance	435	1,494	—	—	—	1,494
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	(444)	—	(444)
Net loss	—	—	(7,287)	—	—	(7,287)

Total comprehensive loss	—	—	—	—	—	(7,731)
Stock compensation expense	—	—	—	—	1,073	1,073

Balance August 26, 2006	30,309	225,169	(132,052)	(218)	1,073	93,972
Cumulative effect adjustment as a result of the adoption of SAB 108	—	—	310	—	—	310
Stock issuance	236	805	—	—	—	805
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	(357)	—	(357)
Net loss	—	—	(14,586)	—	—	(14,586)

Total comprehensive loss	—	—	—	—	—	(14,943)
Stock compensation expense	—	—	—	—	622	622

Balance August 25, 2007	30,545	225,974	(146,328)	(575)	1,695	80,766
Stock issuance	294	378	—	—	—	378
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	(422)	—	(422)
Net loss	—	—	(13,639)	—	—	(13,639)

Total comprehensive loss	—	—	—	—	—	(14,061)
Stock compensation expense	—	—	—	—	575	575

Balance August 30, 2008	30,839	$226,352	$(159,967)	$(997)	$2,270	$67,658

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended August 30, 2008, August 25, 2007 and August 26, 2006

	2008	2007	2006
	(In thousands)

Operating Activities
Net loss	$(13,639)	$(14,586)	$(7,287)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation expense	565	593	1,139
Impairment and/or loss on sale of investments	353	4,088	500
Depreciation	3,818	3,663	3,389
Amortization	436	508	538
Equity in (earnings) loss of affiliate	—	(27)	274
Loss (gain) on sale or disposal of equipment	9	(17)	—
Changes in operating assets and liabilities:
Restricted cash	(124)	(6)	138
Trade accounts receivable	7,995	5,564	2,056
Inventories	2,455	6,057	(10,965)
Prepaid expenses and other current assets	(650)	3,837	(3,226)
Trade accounts payable	846	(5,345)	3,600
Accrued expenses	(307)	(3,520)	2,463
Customer deposits	(1,299)	(4,102)	4,189
Deferred profit	536	(817)	(1,071)

Net cash provided by (used in) operating activities	994	(4,110)	(4,263)
Investing Activities
Capital expenditures	(1,702)	(1,590)	(2,228)
Purchases of marketable securities	(49,650)	(85,850)	(292,250)
Sales of marketable securities	50,800	88,150	301,395
Proceeds from sale of investment	—	1,238	—
Dividend from affiliate	—	2,047	208
Decrease (increase) in deposits and other assets	128	(39)	38
Proceeds from sale of property, plant and equipment	—	17	—

Net cash (used in) provided by investing activities	(424)	3,973	7,163
Financing Activities
Net proceeds from issuance of common stock	378	805	1,494
Increase in restricted cash	—	(500)	—
Principle payments on capital leases	(778)	(511)	—

Net cash (used in) provided by financing activities	(400)	(206)	1,494
Effect of exchange rate on cash	(422)	(289)	(74)

(Decrease) increase in cash and cash equivalents	(252)	(632)	4,320
Cash and cash equivalents at beginning of year	15,040	15,672	11,352

Cash and cash equivalents at end of year	$14,788	$15,040	$15,672

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended August 30, 2008, August 25, 2007 and August 26, 2006

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FSI International, Inc. and its wholly owned subsidiaries, FSI International Asia, Ltd., FSI International Semiconductor Equipment Pte. Ltd., FSI International (France) SARL, FSI International (Germany) GmbH, FSI International (Italy) S.r.l., FSI International (Holding) B.V., FSI International Netherlands B.V., FSI International (UK) Limited, FSI International (Shanghai) Co., Ltd., FSI International (Korea) Co., Ltd., FSI International Israel, Ltd., SCD Mountain View, Inc., and Semiconductor Systems, Inc. All intercompany balances and transactions have been eliminated in consolidation. During fiscal 2007, the Company closed its branch office, FSI Malaysia SDN GHD.

The Company’s fiscal year ends on the last Saturday in August and is comprised of 52 or 53 weeks. Fiscal 2008 consisted of a 53-week period. Fiscal 2007 and 2006 consisted of 52-week periods.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. If the Company’s equipment sales involve sales to its existing customers who have previously accepted the same type(s) of equipment with the same type(s) of specifications, the Company accounts for the product sale as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the residual method. Under the residual method, the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements. The Company recognizes the equipment revenue upon shipment and transfer of title. The other elements may include installation, service contracts and training. Equipment installation revenue is valued based on estimated service person hours to complete installation and quoted service labor rates and is recognized when the labor has been completed and the equipment has been accepted by the customer. Service contract revenue is valued based on estimated service person hours to complete the service and quoted service labor rates and is recognized over the contract period. Training revenue is valued based on quoted training class prices and is recognized when the customers complete the training classes or when a customer-specific training period has expired. The quoted service labor rates and training class prices are rates actually charged and billed to the Company’s customers.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All other product sales with customer specific acceptance provisions are recognized upon customer acceptance. Revenue related to spare parts sales is recognized upon shipment or delivery based on the title transfer terms. Revenue related to maintenance and service contracts are recognized ratably over the duration of the contracts.

Other Comprehensive Loss

Other comprehensive loss pertains to revenues, expenses, gains, and losses that are not included in net loss, but rather are recorded directly in stockholders’ equity. For fiscal 2008, 2007 and 2006, other comprehensive loss consisted of foreign currency translation adjustments.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Marketable Securities

The Company accounts for its marketable securities as available-for-sale and reports them at fair market value. Fair market values, other than for ARS, are based on quoted market prices. Fair market values of the majority of the Company’s ARS are based on a mark-to-model approach. Other ARS are valued based on the price at which the issuer offered to repurchase such ARS in a conditional tender offer the Company received in October 2008 from the issuer. In determining the fair market value of its ARS, the Company has made assumptions related to interest rates, credit worthiness of the issuer and the Company’s ability and intent to hold the investments until recovery of fair value. Unrealized gains and losses on available-for-sale investments are excluded from income, but are included, net of taxes, in other comprehensive income. If an “other-than-temporary” impairment is determined to exist, the difference between the value of the investment recorded in the financial statements and the Company’s current estimate of fair value is recognized as a charge to earnings in the period in which the impairment is determined.

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

A rollforward of the allowance for doubtful accounts for the fiscal years ended August 30, 2008, August 25, 2007 and August 26, 2006 is as follows (in thousands):

	Balance at				Balance at
	Beginning of			Write-	End of
	Year	Recoveries	Adjustments	Offs	Year

Fiscal year ended August 30, 2008	$196	$(68)	$—	$—	$128
Fiscal year ended August 25, 2007	$520	$(55)	$(43)	$(226)	$196
Fiscal year ended August 26, 2006	$922	$(336)	$(29)	$(37)	$520

The Company collected $68,000 of receivables in fiscal 2008, $55,000 in fiscal 2007 and $336,000 in fiscal 2006 that had previously been written down to zero, resulting in credits to selling, general and administrative expenses.

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

The Company routinely considers whether indicators of impairment of its property and equipment assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the asset in question is less than the carrying amount of the asset. If less, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. Fair value is determined by discounted estimated future cash flows, appraisals or other methods deemed appropriate. If the asset determined to be impaired is to be held and used, the Company recognizes an impairment charge to the extent that the carrying amount of the asset exceeds its fair value. Net intangible assets and long-lived assets amounted to $18.3 million as of August 30, 2008.

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including intangible assets, which includes the operating and macroeconomic factors that may affect them. The Company uses historical financial information, internal plans and projections and industry information in making such estimates.

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

As of August 26, 2007, the Company adopted the provisions of the FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The adoption of FIN 48 had no impact on our financial position or results of operations. As of August 30, 2008 and August 25, 2007, the Company had $0.6 million and $1.3 million, respectively, of liabilities recorded related to unrecognized tax benefits. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the next twelve months.

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

Warranty provisions, claims and changes in estimates for the fiscal years ended August 30, 2008, August 25, 2007 and August 26, 2006 were as follows (in thousands):

	August 30,	August 25,	August 26,
	2008	2007	2006

Beginning balance	$3,811	$3,964	$4,117
Warranty provisions	1,153	1,514	2,112
Warranty claims	(2,207)	(1,667)	(2,265)

Ending Balance	$2,757	$3,811	$3,964

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

Loss Per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share for fiscal years 2007, 2006 and 2005 does not include the effect of potential dilutive common shares as their inclusion would be antidilutive. The number of potential dilutive common shares excluded from the computation of diluted loss per share was 3,679,000 for fiscal 2008, 3,578,000 for fiscal 2007 and 3,699,000 for fiscal 2006.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Employee Stock Plans

On August 28, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified-prospective method. As a result, for fiscal 2008, 2007 and 2006, the Company’s results of operations reflect compensation expense for new stock options granted and vested under its stock incentive plan and employees stock purchase plan during the fiscal year and the unvested portion of previous stock option grants which vested during the fiscal year.

New Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) , “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying the financial statement misstatements. SAB No. 108 requires that companies quantify misstatements based on their impact on each of the financial statements and related disclosures. SAB No. 108 is effective as of the end of fiscal year 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of August 27, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of its annual financial statements for the year ended August 25, 2007. The application of SAB 108 resulted in a $310,000 decrease in accrued professional fees and other accrued expenses and a corresponding decrease in accumulated deficit as of August 27, 2006.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. This statement applies only to fair-value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair-value measures in financial statements. The provisions under SFAS No. 157 are effective for the Company beginning in the first quarter of fiscal 2009. The Company does not expect the adoption of this pronouncement to have a significant impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal 2009. The Company does not plan to measure any of its financial instruments at fair value as permitted under SFAS 159.

In December 2007, the FASB issued SFAS 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements, respectively. The provisions of SFAS 141R and SFAS 160 are effective

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the Company beginning in the first quarter of fiscal 2010. The Company is still evaluating the impact the adoption of these pronouncements will have on its consolidated financial statements.

(2)	Concentration of Risk and Financial Instruments

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

The carrying amount of the Company’s financial instruments, which includes cash equivalents, short-term marketable securities, accounts receivable, accounts payable and accrued expenses, approximate fair value at August 30, 2008, due to their short maturities.

As of August 30, 2008 and August 25, 2007, all marketable securities were classified as available-for-sale. The carrying amount of short-term marketable securities was $850,000 as of August 30, 2008 and $8,800,000 as of August 25, 2007. The carrying amount of long-term marketable securities was $6,447,000 as of August 30, 2008 and $0 as of August 25, 2007. The balance as of August 30, 2008 is net of an other-than-temporary impairment of $353,000. See Note 18 of the Notes to Consolidated Financial Statements for further discussion related to the impairment.

Gross unrealized holding gains were immaterial as of August 30, 2008 and August 25, 2007. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available to meet the Company’s current cash requirements.

(3)	Related Party Transactions

Prior to the transaction described below, the Company owned a 49 percent equity interest in Apprecia Technology, Inc. (“Apprecia”), formerly known as m•FSI LTD, a Japanese joint venture company formed in 1991 among the Company, Mitsui & Co., Ltd. (“Mitsui”) and Mitsui’s wholly owned subsidiary, Chlorine Engineers Corp., Ltd. (“CEC”). Apprecia is engaged in the manufacturing and distribution in the Japanese market of semiconductor equipment and products, including certain products of the Company. On May 15, 2007 (the “Closing Date”), the Company, CEC, Mizuho Capital Co., Ltd, (“Mizuho”), The Yasuda Enterprise Development III, Limited Partnership (“Yasuda”) and certain Apprecia managers (“Apprecia Management Group”) entered into a Stock Purchase Agreement (the “Agreement”). The Apprecia Management Group did not include any officers or employees of the Company. Under the Agreement, Apprecia paid on the Closing Date, a $4.2 million dividend to its shareholders prior to the sales contemplated in the Agreement, of which the Company received approximately $2.0 million. Under the Agreement, CEC and MBK Project Holdings Ltd. (“MPH”), a wholly owned subsidiary of Mitsui, sold all of their combined 51 percent equity ownership in Apprecia and the Company sold 28.4 percent of its equity ownership in Apprecia, or a total of 79.4 percent, to Yasuda, Mizuho and the Apprecia Management Group for a total purchase price of $1.8 million. On the Closing Date, the Company received total proceeds of $3.2 million, net of applicable taxes. At the end of fiscal 2007, the Company had a 20% equity ownership in Apprecia. As a result of the transaction, the Company’s ownership and business relationship with Apprecia changed such that the Company no longer had the ability to exercise significant influence over Apprecia. Therefore, the Company began to account for its investment in Apprecia under the cost method after completion of the transaction. Previously, the Company

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounted for its investment in Apprecia under the equity method. On the Closing Date, the Company entered into a Termination and Release Agreement with Mitsui, CEC, MPH and Apprecia, for the termination of the following agreements and any amendments thereto:

(i) the Apprecia Distribution Agreement, dated September 17, 2004, providing the Company with the exclusive rights to distribute Apprecia surface conditioning products outside of Japan,

(ii) the FSI Distribution Agreement, dated June 5, 1991, providing Apprecia with exclusive rights to distribute the Company surface conditioning products in Japan,

(iii) the Apprecia License Agreement, dated September 17, 2004, pursuant to which Apprecia granted to the Company a license to certain Apprecia intellectual property and technology,

(iv) the FSI License Agreement, dated June 5, 1991, pursuant to which the Company granted to Apprecia a license to certain of the Company’s intellectual property and technology, and

(v) the Shareholders Agreement, dated June 5, 1991, among the Company, CEC and MPH related to the establishment of Apprecia.

The Company and Apprecia also entered into a new distribution agreement, with an initial five-year term, providing Apprecia with the exclusive right to sell, lease or otherwise distribute the Company’s SC products in Japan.

The Company sold approximately $5,355,000 in fiscal 2007 and $5,924,000 in fiscal 2006 of its products in the aggregate to Apprecia as an affiliate.

(4)	Lease Commitments

The Company has capital and operating lease agreements for equipment and manufacturing and office facilities. The future net minimum lease payments for all leases with noncancellable lease terms in excess of one year at August 30, 2008 are as follows (in thousands):

	Operating	Capital
	Leases	Leases

Fiscal Year Ending August:
2009	$1,042	$878
2010	395	—
2011	232	—
2012	29	—
2013	4	—

Total minimum lease payments	$1,702	$878

Less imputed interest		37

Total lease obligations		$841

Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended
	August 30,	August 25,	August 26,
	2008	2007	2006

Rent expense for operating leases	$1,578	$1,723	$1,735

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Inventories

Inventories are summarized as follows (in thousands):

	August 30,	August 25,
	2008	2007

Finished goods	$1,999	$3,614
Work in process	9,319	10,961
Subassemblies	4,992	3,480
Raw materials and purchased parts	10,859	11,570

	$27,169	$29,625

(6)	Property, Plant and Equipment

The components of property, plant and equipment are as follows (in thousands):

	August 30,	August 25,
	2008	2007

Land	$224	$224
Building and leasehold improvements	33,185	33,079
Office furniture and equipment	4,240	4,410
Computer hardware and software	17,972	18,727
Manufacturing equipment	1,954	1,955
Lab equipment	20,731	19,948
Tooling	265	265
Capital programs in progress	505	43

	79,076	78,651
Less accumulated depreciation and amortization	(60,810)	(58,629)

	$18,266	$20,022

Capital programs in progress as of August 30, 2008 included $442,000 of assets acquired under a capital lease. Lab equipment as of August 30, 2008 and August 25, 2007 included $1,687,000 of assets acquired under a capital lease.

(7)	Intangible Assets

The Company amortizes intangible assets on a straight-line basis over their estimated economic lives, which range from two to nine years. The estimated aggregate amortization of intangible assets for fiscal 2009 is $61,000.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has no intangible assets with indefinite useful lives. Intangible assets as of August 30, 2008 and August 25, 2007 consist of the following (in thousands):

	As of August 30, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Developed technology	$9,150	$9,150	$—
Patents	4,285	4,224	61
License fees	500	500	—
Other	420	420	—

	$14,355	$14,294	$61

	As of August 25, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Developed technology	$9,150	$9,150	$—
Patents	4,285	3,789	496
License fees	500	500	—
Other	420	420	—

	$14,355	$13,859	$496

(8)	Accrued Expenses

Accrued expenses are summarized as follows (in thousands):

	August 30,	August 25,
	2008	2007

Salaries and benefits	$1,934	$2,123
Vacation	1,582	1,566
Realignment	1,991	660
Product warranty	2,757	3,811
Income taxes	38	1,175
Other	2,090	2,030

	$10,392	$11,365

(9)	Deferred Profit

Deferred profit as of the end of the fiscal year consists of (in thousands):

	August 30,	August 25,
	2008	2007

Deferred revenue	$5,439	$5,826
Deferred cost of goods sold	(1,572)	(2,494)

Deferred profit	$3,867	$3,332

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Income Taxes

Loss before income taxes and equity in earnings (losses) of affiliate was derived from the following sources (in thousands):

	Fiscal Year Ended
	August 30,	August 25,	August 26,
	2008	2007	2006

Domestic	$(14,526)	$(10,574)	$(3,521)
Foreign	263	(3,917)	(3,442)

	$(14,263)	$(14,491)	$(6,963)

Income tax expense is summarized as follows (in thousands):

	Fiscal Year Ended
	August 30,	August 25,	August 26,
	2008	2007	2006

Current:
Foreign	$(598)	$102	$—
State	(26)	20	50

	(624)	122	50
Deferred:
Foreign	—	—	—
State	—	—	—

	—	—	—

	$(624)	$122	$50

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 30, 2008 and August 25, 2007 are as follows (in thousands):

	August 30,	August 25,
	2008	2007

Deferred tax assets:
Inventory	$6,695	$6,460
Deferred profit	833	491
Accounts receivable	48	74
Property, plant and equipment, net	428	195
Credit carryforwards	6,640	5,498
Net operating loss carryforwards	61,050	62,750
Accruals	1,608	2,127

Total gross deferred tax assets	77,302	77,595
Deferred tax liabilities:
Intangibles	23	189
Other, net	371	131
Investment in foreign affiliate	118	118

Total gross deferred tax liabilities	512	438
Less valuation allowance	(76,790)	(77,157)

Net deferred tax assets	$—	$—

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective income tax expense differs from the expected statutory federal income tax as follows (in thousands):

	Fiscal Year Ended
	August 30,	August 25,	August 26,
	2008	2007	2006

Expected federal income tax benefit	$(4,992)	$(5,072)	$(2,437)
State income tax benefit before valuation allowance	(383)	(413)	(185)
Research activities credit	(250)	(390)	(50)
Nondeductable transfer pricing adjustments	809	—	—
Valuation allowance	4,614	5,627	2,261
Stock compensation expense	198	207	—
Foreign withholding tax	48	102	—
Tax contingency	(709)	—	—
Other items, net	41	61	461

	$(624)	$122	$50

We adopted the provisions of FIN 48 on August 26, 2007. Implementation of FIN 48 resulted in no adjustment to the liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows (in thousands):

Balance at August 26, 2007	$1,290
Increase related to prior year tax position	18
Decrease related to prior year tax position	(64)
Increase related to current year tax positions	—
Settlements	(663)

Balance at August 30, 2008	$581

The Company recorded a tax benefit of $624,000 in fiscal 2008 related to tax positions that were effectively settled with tax authorities during fiscal 2008, partially offset by state income tax expense. The Company recorded a tax liability of $122,000 for fiscal 2007 and $50,000 for fiscal 2006, which was the result of foreign and state taxes.

The Company has net operating loss carryforwards for federal income tax purposes of approximately $163.5 million at August 30, 2008, which will begin to expire in fiscal 2011 through fiscal 2029 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year. The Company has net operating loss carryforwards for state purposes of approximately $74.4 million, which will expire at various times, beginning with fiscal year 2009, if not utilized.

The Company maintains a valuation allowance to fully reserve against its net deferred tax assets due to uncertainty over the ability to realize these assets. The change in the valuation allowance during the fiscal year 2008 was $0.4 million. Included in the August 30, 2008 valuation allowance balance of $76.8 million is $3.6 million, which will be recorded as a credit to stockholders’ equity, if it is determined in the future that this portion of the valuation allowance is no longer required.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Retirement Plans

The Company has an Employee 401(k) Retirement Plan, which allows for discretionary profit sharing contributions, covering eligible employees. Contributions under the plans are 3% or at the discretion of the Board of Directors. Beginning in January 2005, the Company contributed 3% of employee salaries to the 401(k). The Company contributed approximately $738,000 in fiscal 2008, $877,000 in fiscal 2007 and $869,000 in fiscal 2006.

In addition, the Company has statutory pension plans in Europe and Asia.

(12)	Stock Options

In fiscal 2008, the Company’s shareholders approved the 2008 Omnibus Stock Plan (the “2008 Plan”), which authorizes stock-based awards (“Awards”) to purchase up to 1,000,000 shares of the Company’s common stock. Under the Plan, the Plan Committee has the power to make Awards, to determine when and to whom Awards will be granted, the form of each Award, the amount of each Award, and any other terms or conditions of each Award consistent with the 2008 Plan. Awards generally vest over a three-year period and expire in ten years.

The Company’s 1997 Omnibus Stock Plan (the “1997 Plan”), which was approved by the Company’s shareholders and subsequently expired in 2007, authorized Awards to purchase up to 5,100,000 shares of the Company’s common stock. The Company has awards outstanding under the 1997 Plan and the 2008 Plan.

On August 28, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified-prospective method. As a result, for the year ended August 26, 2006, the Company’s results of operations reflected compensation expense for new stock options granted and vested under its stock incentive plans and employees stock purchase plan during fiscal 2008, 2007 and 2006 and the unvested portion of previous stock option grants which vested during the fiscal years.

Stock-based compensation expense was reflected in the statements of operations for fiscal 2008, 2007 and 2006 as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	August 30, 2008	August 25, 2007	August 26, 2006

Cost of goods sold	$43	$28	$54
Selling, general and administrative	401	439	743
Research and development	121	126	342

Amount charged against net loss	$565	$593	$1,139

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of an option. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted under the Company’s Plan and the Employees Stock Purchase Plan (“ESPP”) during fiscal 2008, 2007 and 2006 using the Black-Scholes option-pricing model:

	Options			ESPP
Fiscal Year	2008	2007	2006	2008	2007	2006

Annualized dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	69.3%	69.0%	68.5%	69.3%	69.0%	68.2%
Risk free interest rate	3.2%	4.7%	4.5%	2.3%	5.0%	4.8%
Expected life (in years)	5.5	5.5	5.6	0.5	0.5	0.5

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the option activity for fiscal 2008 is as follows (in thousands, except price per share and contractual term):

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average Exercise	Contractual	Aggregate
	Shares	Price per Share	Term	Intrinsic Value

Outstanding at August 25, 2007	3,578	$7.19
Options granted	370	1.59
Options forfeited	(4)	4.41
Options expired	(265)	7.93
Options exercised	—	—

Outstanding at August 30, 2008	3,679	$6.58	4.9	—

Exercisable at August 30, 2008	3,251	$7.12	4.3	—

There was no intrinsic value for options outstanding or exercisable at August 30, 2008 as the closing price of the Company’s stock at the end of fiscal 2008 was less than the exercise price of the options outstanding or exercisable.

The weighted average grant date fair value based on the Black-Scholes option-pricing model for options granted in fiscal 2008 was $0.98 per share, for options granted in fiscal 2007 was $3.32 per share and for options granted in fiscal 2006 was $2.94 per share. There were no options exercised during fiscal 2008. The total intrinsic value of options exercised was $108,000 during fiscal 2007 and $628,000 during fiscal 2006.

A summary of the status of unvested option shares as of August 30, 2008 is as follows (in thousands, except fair value amounts):

	Number of	Weighted-Average
	Shares	Grant-Date Fair Value

Unvested at August 25, 2007	276	$3.07
Options granted	370	0.98
Options forfeited	(4)	2.79
Options vested	(214)	2.58

Unvested at August 30, 2008	428	$1.51

As of August 30, 2008, there was $597,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.0 years. The total fair value of option shares vested was $565,000 during fiscal 2008, $593,000 during fiscal 2007 and $1,139,000 during fiscal 2006.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity under stock option plans of the Company is as follows (in thousands, except per share amounts):

	Number of Shares		Weighted-Average
	Available		Exercise Price
	for Grant	Outstanding	per Share

Activity Description
August 27, 2005	550	4,001	$7.34
Granted	(186)	186	4.91
Exercised	—	(261)	3.32
Canceled	220	(227)	8.58

August 26, 2006	584	3,699	7.42
Granted	(173)	173	5.20
Exercised	—	(54)	3.50
Canceled	41	(240)	10.24
Expired Plan	(452)	—	—

August 25, 2007	—	3,578	7.19
Adoption of the 2008 Omnibus Stock Plan	1,000	—	—
Granted	(370)	370	1.59
Exercised	—	—	—
Canceled	—	(269)	7.87

August 30, 2008	630	3,679	$6.58

The following table summarizes information with respect to options outstanding and exercisable at August 30, 2008 (number of options outstanding and exercisable in thousands):

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number of	Remaining	Average		Average
	Options	Contractual	Exercise		Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 1.44 — $ 5.00	1,443	6.4	$3.13	1,112	$3.59
$ 5.01 — $ 8.50	1,185	4.6	7.15	1,088	7.32
$ 8.51 — $ 12.00	901	2.4	10.19	901	10.19
$12.01 — $ 15.50	135	1.4	13.16	135	13.16
$15.51 — $ 16.81	15	1.0	16.69	15	16.69

$ 1.44 — $ 16.81	3,679	4.6	$6.58	3.251	$7.12

There were 3,302,000 currently exercisable options at a weighted-average exercise price of $7.38 at August 25, 2007, and 3,396,000 currently exercisable options at a weighted-average exercise price of $7.69 at August 26, 2006.

On May 22, 1997, the Company adopted a Shareholder Rights Plan (the “Rights Plan”). Pursuant to the Rights Plan, rights were distributed as a dividend at the rate of one preferred share purchase right (“Right”) for each outstanding share of common stock of the Company. The Rights Plan and related Rights expired on June 10, 2007.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Employees Stock Purchase Plan

The Company’s ESPP enables employees to contribute up to 10% of their wages toward the purchase of the Company’s common stock at 85% of the lower of market value at the beginning or the end of the semiannual purchase period. Stockholders authorized the issuance of 500,000 additional shares of common stock to the ESPP in fiscal 2008.

Shares were issued on the following dates for the following prices (in thousands except per share amounts):

		Price per
Date	Shares	Share

December 31, 2005	88	3.29
June 30, 2006	85	3.91
December 31, 2006	75	4.39
June 30, 2007	106	2.70
December 31, 2007	111	1.53
June 30, 2008	183	1.14

As of August 30, 2008, there were 324,000 shares reserved for future employee purchases of stock under the ESPP.

(14)	Segment and Other Information

Segment information

The Company has two product lines, Surface Conditioning (“SC”) and POLARIS® Microlithography Systems.

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

Geographic Information

International sales were approximately 76% of total sales in fiscal year 2008, approximately 69% of total sales in fiscal year 2007, and approximately 62% of total sales in fiscal 2006. The basis for determining sales by geographic region is the location that the product is shipped to. Included in these percentages and the table below are sales to related parties (see Note 3). Sales by geographic area are summarized as follows (in thousands):

	Fiscal Year Ended
	August 30,	August 25,	August 26,
	2008	2007	2006

Asia	$33,276	$41,779	$36,654
Europe	25,967	37,476	33,704
Other	24	381	9

Total International	59,267	79,636	70,367
Domestic	18,989	36,597	42,874

	$78,256	$116,233	$113,241

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2008, South Korea accounted for 25% of total sales. In fiscal 2007, South Korea accounted for 15% of total sales and Israel accounted for 10% of total sales. In fiscal 2006, the United Kingdom accounted for 11% of total sales and South Korea accounted for 11% of total sales.

Long-lived Assets

The Company does not have significant long-lived assets in foreign countries.

Customer Information

The following summarizes significant customers comprising 10% or more of the Company’s trade accounts receivable as of August 30, 2008 and August 25, 2007 and 10% or more of sales for fiscal 2008, 2007 and 2006, which includes sales through affiliates to end-users:

	% of Trade Accounts
	Receivable as of		% of Sales for the Fiscal Year Ended
	August 30,	August 25,	August 30,	August 25,	August 26,
	2008	2007	2008	2007	2006

Customer A	22%	*	19%	13%	11%
Customer B	17%	*	12%	*	14%
Customer C	*	*	*	11%	*
Customer D	*	*	*	*	13%
Customer E	*	*	*	*	11%
Customer F	*	12%	*	*	*
Customer G	*	11%	*	*	*
Customer H	*	10%	*	*	*
Customer I	21%	*	*	*	*

*	Trade accounts receivable from or sales to respective customer were less than 10% as of the end of or during the fiscal year.

(15)	License Agreements

The Company, in the ordinary course of business, enters into various licensing agreements. These agreements generally provide for technology transfers between the Company and the licensors in exchange for minimum royalty payments and/or a fixed royalty to the licensors. The total accrued royalty license fees included in accrued expenses were $312,000 at August 30, 2008 and $381,000 at August 25, 2007. These agreements can generally be terminated by the Company with appropriate notice to the licensors.

(16)	Supplementary Cash Flow Information

The following summarizes supplementary cash flow items (in thousands):

	Fiscal Year Ended
	August 30,	August 25,	August 26,
	2008	2007	2006

Income taxes paid	$17	$106	$54
Interest paid, net	144	195	43
Assets acquired by a capital lease	$442	$1,687	$—

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17)	Cost Reductions and Realignment

In fiscal 2008, the Company committed to a plan to reduce its headcount by approximately 60 positions, or about 14% of the Company’s global workforce from the end of the third quarter of fiscal 2008. The plan was implemented in September 2008. In conjunction with the staff reductions, the Company’s European and United States sales and service organizations were consolidated to better support the customer base in these regions. Also, the Company refocused its remaining Allen, TX and Chaska, MN based engineering resources toward products which the Company believes will provide the most significant opportunity for near-term revenue and future market share gains. A total of 63 positions were eliminated in September 2008 of which 19 were manufacturing positions, 19 were sales, service and marketing positions, 5 were administration positions and 20 were engineering positions. Severance and outplacement costs recorded in fiscal 2008 were allocated as follows: $1,314,000 to selling, general and administrative expense, $536,000 to research and development expense and $142,000 to cost of goods sold.

The fiscal 2008 severance and outplacement costs are summarized as follows (in thousands):

		Amount Paid
	Amount	Through	Accrual at
	Charged	August 30,	August 30,
	Fiscal 2008	2008	2008

Selling, general and administrative expenses	$1,314	$—	$1,314
Research and development expenses	536	—	536
Cost of goods sold	142	—	142

Total severance and outplacement costs	$1,992	$—	$1,992

The majority of the accruals are expected to be paid in the first half of fiscal 2009.

In fiscal 2007, the Company implemented cost reduction actions including a 25% reduction in headcount to approximately 430 employees and other operating cost initiatives. The cost reduction actions were related to industry conditions in the semiconductor device and thin film head segments that the Company serves, coupled with a delay in certain customer-specific equipment purchases. A total of 136 positions were eliminated in connection with this reduction of which 61 were manufacturing positions, 28 were sales, service and marketing positions, 13 were administration positions and 34 were engineering positions. The terminations all occurred in fiscal 2007. Severance and outplacement costs recorded in fiscal 2007 were allocated as follows: $923,000 to selling, general and administrative expense, $592,000 to research and development expense and $296,000 to cost of goods sold.

The fiscal 2007 severance and outplacement costs are summarized as follows (in thousands):

		Amount Paid
	Amount	Through	Accrual at
	Charged	August 30,	August 30,
	Fiscal 2007	2008	2008

Selling, general and administrative expenses	$923	$923	$—
Research and development expenses	592	592	—
Cost of goods sold	296	296	—

Total severance and outplacement costs	$1,811	$1,811	$—

The accruals were paid in the first quarter of fiscal 2008.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Marketable Securities and Impairment of Investment

As of August 30, 2008, the Company had investments in taxable auction rate securities (“ARS”) reported at a fair value of $7.3 million after reflecting a $0.4 million other than temporary impairment against $7.7 million par value. The other than temporary impairment has been recorded in other expense in fiscal 2008. The Company valued the majority of ARS using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. However, the Company valued certain ARS based on the price at which the issuer offered to repurchase such ARS in a conditional tender offer received by the Company in October 2008 from the issuer.

The ARS held by the Company are marketable securities with long-term stated maturities for which the interest rates are reset through a Dutch auction every 28 days. The auctions have historically provided a liquid market for these securities as investors historically could readily sell their investments at auction. Due to the liquidity issues experienced in global credit and capital markets, the ARS held by the Company have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. During the second quarter of fiscal 2008, the Company reclassified $8.5 million of ARS from current marketable securities to long-term marketable securities on the condensed consolidated balance sheet due to difficulties encountered at auction and the conditions in the general debt markets creating uncertainty as to when successful auctions may be reestablished. During the third and fourth quarters of fiscal 2008, $0.8 million of ARS were partially redeemed. An additional $0.7 million were redeemed subsequent to August 30, 2008. The ARS related to these redemptions were reclassified to short-term marketable securities as of August 30, 2008.

All of the ARS held by the Company continue to carry investment grade ratings and have not experienced any payment defaults. Of the ARS held by the Company, $6.8 million par value are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education and are classified as long-term. The remaining $0.9 million par value relate to manufactured housing and are collateralized by the principal housing contract trusts associated with the related loans and are insured by third parties. These ARS were reclassified to short-term as of August 30, 2008. ARS that did not successfully auction, reset to the maximum interest rate as prescribed in the underlying indenture and all of the Company’s holdings continue to be current with their interest payments. If uncertainties in the credit and capital markets continue, these markets deteriorate further or any ARS the Company holds are downgraded by the rating agencies, the Company may be required to recognize additional impairment charges.

(19)	Contingencies

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

(20)	Share Repurchase Plan

In October 2008, the Company authorized the repurchase of up to $3 million of the Company’s common stock to be effected from time to time in transactions in the public markets or in private purchases. The timing and extent of any repurchases will depend upon market conditions, the trading price of the Company’s shares and other factors, subject to the restrictions relating to volume, price and timing of share repurchases under applicable law. The repurchase program may be modified, suspended or terminated at any time by the Company without notice.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FSI International, Inc.:

We have audited the accompanying consolidated balance sheets of FSI International, Inc. and subsidiaries (the “Company”) as of August 30, 2008 and August 25, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended August 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSI International, Inc. and subsidiaries as of August 30, 2008 and August 25, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended August 30, 2008, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, as of August 27, 2006.

/s/  KPMG LLP

Minneapolis, Minnesota
November 3, 2008

Data for the fiscal quarters of our last two fiscal years is as follows (in thousands, except per share data):

Quarterly Data

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(b),(c)	(b),(c),(d)	(a),(b),(c),(d)	(a),(b),(c),(e)
	(In thousands, except per share data)
	(Unaudited)

2008
Sales	$$22,439	$21,423	$20,331	$14,063
Gross margin	8,603	10,210	10,479	3,694
Operating loss	(2,418)	(1,482)	(1,632)	(9,457)
Net loss	(2,132)	(1,016)	(1,404)	(9,087)
Diluted net loss per common share	$(0.07)	$(0.03)	$(0.05)	$(0.30)
2007
Sales	$37,707	$33,350	$25,227	$19,949
Gross margin	16,194	14,218	9,387	7,324
Operating income (loss)	1,471	(793)	(5,303)	(6,880)
Net income (loss)	1,888	(4,286)	(5,643)	(6,545)
Diluted net income (loss) per common share	$0.06	$(0.14)	$(0.19)	$(0.21)

(a)	During the fourth quarter of fiscal 2008 and the third and fourth quarters of fiscal 2007, the Company recorded severance and outplacement costs as follows:

Fiscal 2008
Fourth
2008	Quarter

Cost of sales	$142
Selling, general and administrative expenses	1,314
Research and development expenses	536

Total	$1,992

	Third	Fourth	Fiscal
2007	Quarter	Quarter	2007

Cost of sales	$142	$154	$296
Selling, general and administrative expenses	216	707	923
Research and development expenses	216	376	592

Total	$574	$1,237	$1,811

(b)	During fiscal 2008 and 2007, the Company recorded stock-based compensation expense as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Fiscal 2008

Cost of sales	$2	$12	$17	$12	$43
Selling, general and administrative expenses	112	91	110	88	401
Research and development expenses	23	33	41	24	121

Total	$137	$136	$168	$124	$565

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	2007

Cost of sales	$15	$2	$6	$5	$28
Selling, general and administrative expenses	131	73	112	123	439
Research and development expenses	68	1	20	37	126

Total	$214	$76	$138	$165	$593

(c)	During fiscal 2008 and 2007, the Company had sales of POLARIS systems product inventory with an original cost that had previously been written down to zero as follows:

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2008	$339	$330	$185	$95	$949
Fiscal 2007	$87	$800	$—	$—	$887

(d)	During the second quarter of fiscal 2007, the Company recorded a $3.6 million impairment of investment and during the third quarter of fiscal 2007, the Company recorded a $0.5 million impairment of investment.

(e)	During the fourth quarter of fiscal 2008, the Company recorded an other than temporary impairment related to its ARS of $0.4 million.

The Company’s fiscal quarters are generally 13 weeks, all ending on a Saturday. The fiscal year ends on the last Saturday in August and consists of 52 or 53 weeks.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act of 1934 (the “Exchange Act”). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chairman and Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of August 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment using the criteria set forth by COSO in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of August 30, 2008. This annual report does not include an attestation report of KPMG LLP (“KPMG”), our independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by KPMG pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference to our definitive proxy statement for the annual meeting of shareholders to be held on January 21, 2009 and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after August 30, 2008.

Except for those portions specifically incorporated in this report by reference to our proxy statement for the annual meeting of shareholders to be held on January 21, 2009, no other portions of the proxy statement are deemed to be filed as part of this Report on Form 10-K.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our directors and our board committees required by this item is incorporated by reference to the information under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934” in our proxy statement for the annual meeting of shareholders to be held on January 21, 2009. For information concerning executive officers, see Item 4A of this Form 10-K Report.

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

The information required by this item is incorporated by reference to the information under the captions “Executive Compensation” and “Compensation of Directors” in our proxy statement for the annual meeting of shareholders to be held on January 21, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our proxy statement for the annual meeting of shareholders to be held on January 21, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the caption “Interests of Management and Others in Certain Transactions” in our proxy statement for the annual meeting of shareholders to be held on January 21, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the captions “Independent Auditors’ Fees” and “Auditor Independence” in our proxy statement for the annual meeting of shareholders to be held on January 21, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page Number
		in this Report

(a)(1)	Index to Financial Statements
	Consolidated Statements of Operations — Years ended August 30, 2008, August 25, 2007 and August 26, 2006	34
	Consolidated Balance Sheets — August 30, 2008 and August 25, 2007	35
	Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income — Years ended August 30, 2008, August 25, 2007 and August 26, 2006	36
	Consolidated Statements of Cash Flows — Years ended August 30, 2008, August 25, 2007 and August 26, 2006	37
	Notes to Consolidated Financial Statements	38
	Report of Independent Registered Public Accounting Firm	57
	Quarterly financial data for fiscal 2008 and 2007 (unaudited)	58
(a)(2)	Financial Statement Schedules
	All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation.(6)
2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc.(1)
2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc.(7)
3.1	Restated Articles of Incorporation of the Company.(2)
3.2	Restated and Amended By-Laws.(14)
3.5	Articles of Amendment of Restated Articles of Incorporation.(8)
10.1	FSI International, Inc. 1997 Omnibus Stock Plan (as amended and restated April 2001).(12)
10.2	Form of Incentive Stock Option Agreement for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(15)
10.3	Form of Incentive Stock Option Agreement for Outside Directors for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(15)
10.4	FSI International, Inc. 2008 Omnibus Stock Plan.(17)
10.5	Amended and Restated Employees Stock Purchase Plan.(17)
10.6	Management Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Donald S. Mitchell. (Identical Management Agreements were entered into on March 28, 2008 between the Company and each of Benno G. Sand, Patricia M. Hollister and John C. Ely. These Management Agreements have been omitted but will be filed if requested in writing by the Commission)(18)
10.7	Severance Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Benno G. Sand.(18)
10.8	Employment Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Donald S. Mitchell.(18)
10.9	Amended and Restated Summary of Terms of Employment entered into as of March 28, 2008 between FSI International and Donald S. Mitchell.(18)

10.10	Severance Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Patricia M. Hollister. (An identical Severance Agreement was entered into on March 28, 2008 between the Company and John C. Ely. This Severance Agreement has been omitted but will be filed if requested in writing by the Commission.)(18)
10.15	License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(3)
10.16	Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(3)
10.17	Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated.(4)
10.18	Amended and Restated Directors’ Nonstatutory Stock Option Plan.(5)
10.19	Management Agreement between FSI International, Inc. and Donald S. Mitchell, effective as of January 2, 2001. (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.)(11)#
10.26	Summary of Employment Arrangement between the Company and Don Mitchell dated December 12, 1999.(10)#
10.30	Employment Agreement entered into as of December 12, 1999 by and between FSI International, Inc. and Donald S. Mitchell.(9)#
10.31	Agreement made and entered into as of March 4, 2001 by and between FSI International, Inc. and Benno G. Sand.(13)#
10.40	Termination and Release Agreement dated as of May 15, 2007 with Mitsui & Co., Ltd., Chlorine engineers Corp., Ltd., MBK Project Holdings Ltd. and Apprecia.(16)
10.41	Stock Purchase Agreement dated as of May 15, 2007 by an among FSI International, Inc., MBK Project Holdings Ltd., Chlorine Engineers Corp. Ltd., Yasuda Enterprise Development III Limited Partnership, Mizuho Capital Co., Ltd., Mr. Hideki Kawai, Mr. Takanori Yoshioka and Mr. Satoshi Shikami. (exhibits omitted)(16)
21.0	Subsidiaries of the Company. (filed herewith)
23.0	Consent of KPMG LLP, independent registered public accounting firm. (filed herewith)
24.0	Powers of Attorney from the Directors of FSI International, Inc. (filed herewith)
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

#	Identified exhibit is a management contract, compensation plan or arrangement.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 24, 2001, SEC File No. 0-17276 and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8, filed by the Company on March 28, 2003, SEC File No. 333-104088 and incorporated by reference.

(13)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 2002, SEC File No. 0-17276 and incorporated by reference.

(14)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on October 20, 2004, SEC File No. 0-17276 and incorporated by reference.

(16)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended May 26, 2007, SEC File No. 0-17276 and incorporated by reference.

(17)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8, filed by the Company on March 21, 2008, SEC File No. 333-149852 and incorporated by reference.

(18)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended March 1, 2008, SEC File No. 0-17276 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC.

By:	/s/ Donald S. Mitchell
Donald S. Mitchell, Chairman and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 4, 2008

By:	/s/ Patricia M. Hollister
Patricia M. Hollister, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, constituting a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated.

James A. Bernards, Director*
Terrence W. Glarner, Director*
Willem D. Maris, Director*
Donald S. Mitchell, Director*
David V. Smith, Director*

*By:	/s/ Patricia M. Hollister
Patricia M. Hollister, Attorney-in-fact

Dated: November 4, 2008

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation.(6)	Incorporated by reference
2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc.(1)	Incorporated by reference
2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc.(7)	Incorporated by reference
3.1	Restated Articles of Incorporation of the Company.(2)	Incorporated by reference
3.2	Restated and Amended By-Laws.(14)	Incorporated by reference
3.5	Articles of Amendment of Restated Articles of Incorporation.(8)	Incorporated by reference
10.1	FSI International, Inc. 1997 Omnibus Stock Plan (as amended and restated April 2001).(12)	Incorporated by reference
10.2	Form of Incentive Stock Option Agreement for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(15)	Incorporated by reference
10.3	Form of Incentive Stock Option Agreement for Outside Directors for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(15)	Incorporated by reference
10.4	FSI International, Inc. 2008 Omnibus Stock Plan.(17)	Incorporated by reference
10.5	Amended and Restated Employees Stock Purchase Plan.(17)	Incorporated by reference
10.6	Management Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Donald S. Mitchell. (Identical Management Agreements were entered into on March 28, 2008 between the Company and each of Benno G. Sand, Patricia M. Hollister and John C. Ely. These Management Agreements have been omitted but will be filed if requested in writing by the Commission)(18)	Incorporated by reference
10.7	Severance Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Benno G. Sand.(18)	Incorporated by reference
10.8	Employment Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Donald S. Mitchell.(18)	Incorporated by reference
10.9	Amended and Restated Summary of Terms of Employment entered into as of March 28, 2008 between FSI International and Donald S. Mitchell.(18)	Incorporated by reference
10.10	Severance Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Patricia M. Hollister. (An identical Severance Agreement was entered into on March 28, 2008 between the Company and John C. Ely. This Severance Agreement has been omitted but will be filed if requested in writing by the Commission.)(18)	Incorporated by reference
10.15	License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(3)	Incorporated by reference
10.16	Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(3)	Incorporated by reference
10.17	Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated.(4)	Incorporated by reference
10.18	Amended and Restated Directors’ Nonstatutory Stock Option Plan.(5)	Incorporated by reference
10.19	Management Agreement between FSI International, Inc. and Donald S. Mitchell, effective as of January 2, 2001. (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.)(11)#	Incorporated by reference

Exhibit	Description	Method of Filing

10.26	Summary of Employment Arrangement between the Company and Don Mitchell dated December 12, 1999.(10)#	Incorporated by reference
10.30	Employment Agreement entered into as of December 12, 1999 by and between FSI International, Inc. and Donald S. Mitchell.(9)#	Incorporated by reference
10.31	Agreement made and entered into as of March 4, 2001 by and between FSI International, Inc. and Benno G. Sand.(13)#	Incorporated by reference
10.40	Termination and Release Agreement dated as of May 15, 2007 with Mitsui & Co., Ltd., Chlorine engineers Corp., Ltd., MBK Project Holdings Ltd. and Apprecia.(16)	Incorporated by reference
10.41	Stock Purchase Agreement dated as of May 15, 2007 by an among FSI International, Inc., MBK Project Holdings Ltd., Chlorine Engineers Corp. Ltd., Yasuda Enterprise Development III Limited Partnership, Mizuho Capital Co., Ltd., Mr. Hideki Kawai, Mr. Takanori Yoshioka and Mr. Satoshi Shikami. (exhibits omitted)(16)	Incorporated by reference
21.0	Subsidiaries of the Company.	Filed herewith
23.0	Consent of KPMG LLP, independent registered public accounting firm.	Filed herewith
24.0	Powers of Attorney from the Directors of FSI International, Inc.	Filed herewith
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Field herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

#	Identified exhibit is a management contract, compensation plan or arrangement.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 24, 2001, SEC File No. 0-17276 and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8, filed by the Company on March 28, 2003, SEC File No. 333-104088 and incorporated by reference.

(13)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 2002, SEC File No. 0-17276 and incorporated by reference.

(14)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on October 20, 2004, SEC File No. 0-17276 and incorporated by reference.

(16)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended May 26, 2007, SEC File No. 0-17276 and incorporated by reference.

(17)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8, filed by the Company on March 21, 2008, SEC File No. 333-149852 and incorporated by reference.

(18)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended March 1, 2008, SEC File No. 0-17276 and incorporated by reference.