Form 10-Q
period 2008-11-29
FSI INTERNATIONAL INC
filed 2009-01-08
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 29, 2008
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
Common Stock, no par value — 31,160,000 shares outstanding as of January 7, 2009

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I.
ITEM 1.
PART I. ITEM 1. FINANCIAL STATEMENTS
FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
NOVEMBER 29, 2008 AND AUGUST 30, 2008
(unaudited)
(in thousands)
ASSETS

	November 29,	August 30,
	2008	2008
Current assets:
Cash and cash equivalents	$11,046	$14,788
Restricted cash	662	275
Marketable securities	75	850
Trade accounts receivable, net of allowance for doubtful accounts of $107 and $128, respectively	6,109	9,614
Inventories	28,356	27,169
Other receivables	4,824	4,813
Prepaid expenses and other current assets	3,318	3,339

Total current assets	54,390	60,848

Property, plant and equipment, at cost	76,260	79,076
Less accumulated depreciation and amortization	(58,926)	(60,810)

Property, plant and equipment, net	17,334	18,266

Restricted cash	—	500
Long-term marketable securities	6,247	6,447
Investment	460	460
Intangible assets, net of accumulated amortization of $14,355 and $14,294, respectively	—	61
Other assets	1,071	1,071

Total assets	$79,502	$87,653

(continued)
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
NOVEMBER 29, 2008 AND AUGUST 30, 2008
(continued)
(unaudited)
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	November 29,	August 30,
	2008	2008
Current liabilities:
Trade accounts payable	$4,610	$4,305
Accrued expenses	8,886	10,392
Current portion of capital lease obligations	618	841
Customer deposits	10	7
Deferred profit	2,358	3,867

Total current liabilities	16,482	19,412

Long-term accrued expenses	489	583

Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized; none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; 30,839 shares issued and outstanding	226,352	226,352
Accumulated deficit	(165,284)	(159,967)
Accumulated other comprehensive loss	(910)	(997)
Other stockholders’ equity	2,373	2,270

Total stockholders’ equity	62,531	67,658

Total liabilities and stockholders’ equity	$79,502	$87,653

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED NOVEMBER 29, 2008 AND NOVEMBER 24, 2007
(unaudited)
(in thousands, except per share amounts)

	November 29,	November 24,
	2008	2007
Sales	$12,244	$22,439
Cost of goods sold	7,617	13,836

Gross margin	4,627	8,603

Selling, general and administrative expenses	5,657	6,735
Research and development expenses	4,393	4,286

Operating loss	(5,423)	(2,418)

Interest expense	(17)	(36)
Interest income	132	300
Other (loss) income, net	(20)	35

Loss before income taxes	(5,328)	(2,119)

Income taxes	(11)	13

Net loss	$(5,317)	$(2,132)

Net loss per common share:
Basic	$(0.17)	$($0.07)
Diluted	$(0.17)	$(0.07)

Weighted average common shares — basic	30,839	30,545

Weighted average common shares — diluted	30,839	30,545
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED NOVEMBER 29, 2008 AND NOVEMBER 24, 2007
(unaudited)
(in thousands)

	November 29,	November 24,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(5,317)	$(2,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	109	137
Depreciation	937	942
Amortization	61	109
Changes in operating assets and liabilities:
Restricted cash	113	(1)
Accounts receivable	3,505	(3,151)
Inventories	(1,187)	4,252
Prepaid expenses and other current assets	10	12
Trade accounts payable	305	277
Accrued expenses	(1,605)	(757)
Customer deposits	3	(1,046)
Deferred profit	(1,510)	168

Net cash used in operating activities	(4,576)	(1,190)

INVESTING ACTIVITIES:
Capital expenditures	(5)	(23)
Purchase of marketable securities	—	(27,925)
Sale of marketable securities	975	28,625

Net cash provided by investing activities	970	677

FINANCING ACTIVITIES:
Principal payments on capital lease	(223)	(136)

Net cash used in financing activities	(223)	(136)

Effect of exchange rates on cash	87	(176)

Decrease in cash and cash equivalents	(3,742)	(825)
Cash and cash equivalents at beginning of period	14,788	15,040

Cash and cash equivalents at end of period	$11,046	$14,215

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
     Condensed Consolidated Financial Statements
     The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments, except as disclosed in the notes) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) but omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2008, previously filed with the SEC.
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
     New Accounting Pronouncements
     In September, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. This statement applies only to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair-value measures in financial statements. The provisions under SFAS No. 157 were adopted by the Company in the first quarter of fiscal 2009. See Note 9 of the Notes to Condensed Consolidated Financial Statements for the disclosure of the impact from the adoption of this pronouncement.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 was adopted by the Company in the first quarter of fiscal 2009. The Company does not measure any of its financial instruments at fair value as permitted under SFAS 159.
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
(2) Inventories
          Inventories are summarized as follows (in thousands):

	November 29,	August 30,
	2008	2008
Finished products	$1,999	$1,999
Work-in-process	11,578	9,319
Subassemblies	4,986	4,992
Raw materials and purchased parts	9,793	10,859

	$28,356	$27,169

(3) Accrued Expenses
     Accrued expenses are summarized as follows (in thousands):

	November 29,	August 30,
	2008	2008
Salaries and benefits	$2,130	$1,934
Vacation	1,526	1,582
Realignment	1,325	1,991
Product warranty	2,442	2,757
Other	1,463	2,128

	$8,886	$10,392

     See Note 8 of the Notes to Condensed Consolidated Financial Statements for discussion related to the realignment accrual.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(4) Supplementary Cash Flow Information
     The following summarizes supplementary cash flow items (in thousands):

	Quarters Ended
	November 29,	November 24,
	2008	2007
Income taxes received	$(17)	$(5)
Interest paid	—	36
(5) Comprehensive Loss
     Other comprehensive loss pertains to revenues, expenses, gains and losses that are not included in the net loss but rather are recorded directly in stockholders’ equity. For the quarters ended November 29, 2008 and November 24, 2007, other comprehensive loss consisted of the foreign currency translation adjustment. The components of comprehensive loss are summarized as follows (in thousands):

	Quarters Ended
	November 29,	November 24,
	2008	2007
Net loss	$(5,317)	$(2,132)
Items of other comprehensive income (loss):
Foreign currency translation	87	(177)

Comprehensive loss	$(5,230)	$(2,309)

(6) Stock-Based Compensation
     Stock-based compensation expense for new stock options granted or vested under the Company’s stock incentive plans and employee stock purchase plan was reflected in the condensed consolidated statements of operations for the first quarter of each of fiscal 2009 and 2008 as follows (in thousands):

	Quarters Ended
	November 29,	November 24,
	2008	2007
Cost of goods sold	$10	$2
Selling, general and administrative	79	112
Research and development	20	23

	$109	$137

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it expect to pay dividends in the foreseeable future. There were no options granted during the first quarter of fiscal 2008 and 5,000 options were granted in the first quarter of fiscal 2009.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The following assumptions were used to estimate the fair value of options granted during the first quarter of fiscal 2009 using the Black-Scholes option-pricing model:

Quarter Ended
November 29,
2008
Stock options:
Volatility	71.0%
Risk-free interest rates	2.2%
Expected option life	5.4
Stock dividend yield	—
A summary of our option activity for the first quarter of fiscal 2009 is as follows (in thousands, except price per share and contractual term):

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
Outstanding as of August 30, 2008	3,679	$6.58
Options granted	5	1.17
Options forfeited	(10)	3.06
Options expired	(14)	6.78
Options exercised	—	—

Outstanding as of November 29, 2008	3,660	$6.58	4.3	—

Exercisable as of November 29, 2008	3,285	$7.07	3.8	—

     The intrinsic value for options outstanding or exercisable as of November 29, 2008 was zero, as the closing price of the Company’s stock at the end of the first quarter of fiscal 2009 was less than the exercise price of the options outstanding or exercisable.
     A summary of the status of our unvested option shares as of November 29, 2008 is as follows (in thousands except fair value amounts):

		Weighted-average
	Number of	Grant-Date Fair
	Shares	Value
Unvested at August 30, 2008	428	$1.51
Options granted	5	0.72
Options forfeited	(10)	1.92
Options vested	(48)	1.94

Unvested at November 29, 2008	375	$1.43

     As of November 29, 2008, there was $450,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 0.9 years. The total fair value of option shares vested during the first quarters of fiscal 2009 and fiscal 2008 was $109,000 and $137,000, respectively.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(7) Product Warranty
     Warranty provisions and claims for the quarters ended November 29, 2008 and November 24, 2007 were as follows (in thousands):

	November 29, 2008	November 24, 2007
Beginning balance — warranty accrual	$2,757	$3,811
Warranty provisions	101	465
Warranty claims	(416)	(443)

Ending balance — warranty accrual	$2,442	$3,833

(8) Cost Reductions and Realignment
     In fiscal 2008, the Company committed to a plan to reduce its headcount by approximately 60 positions, or about 14% of the Company’s global workforce from the end of the third quarter of fiscal 2008. The plan was implemented in September 2008. In conjunction with the staff reductions, the Company’s European and United States sales and service organizations were consolidated to better support the customer base in these regions. Also, the Company refocused its remaining Allen, Texas and Chaska, Minnesota-based engineering resources toward products which the Company believes will provide the most significant opportunity for near-term revenue and future market share gains. A total of 63 positions were eliminated in September 2008 of which 19 were manufacturing positions, 19 were sales, service and marketing positions, five were administration positions and 20 were engineering positions. Severance and outplacement costs recorded in fiscal 2008 were allocated as follows: $1,314,000 to selling, general and administrative expense, $536,000 to research and development expense and $142,000 to cost of goods sold.
     The fiscal 2008 severance and outplacement costs are summarized as follows (in thousands):

		Amount Paid
	Amount	Through	Accrual at
	Charged	November 29,	November 29,
	Fiscal 2008	2008	2008
Selling, general and administrative expenses	$1,314	$269	$1,045
Research and development expenses	536	283	253
Cost of goods sold	142	115	27

Total severance and outplacement costs	$1,992	$667	$1,325

(9) Marketable Securities and Impairment of Investment
     As of November 29, 2008, the Company had investments in taxable auction rate securities (“ARS”) reported at a fair value of $6.3 million after reflecting a $0.4 million other than temporary impairment against $6.7 million par value. The other than temporary impairment has been recorded in other expense in fiscal 2008. The Company valued the majority of ARS using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The ARS held by the Company are marketable securities with long-term stated maturities for which the interest rates are reset through a Dutch auction every 28 days. The auctions have historically provided a liquid market for these securities as investors historically could readily sell their investments at auction. Due to the liquidity issues experienced in global credit and capital markets, the ARS held by the Company have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. During fiscal 2008, $0.8 million of the ARS held by the Company were partially redeemed. An additional $1.0 million were redeemed in the first quarter of fiscal 2009 and an additional $0.3 million were redeemed in December 2008.
     All of the ARS held by the Company continue to carry investment grade ratings and have not experienced any payment defaults. Of the ARS held by the Company, $6.6 million in par value are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education and are classified as long-term. In the first quarter of fiscal 2009, an issuer of certain of these ARS offered to repurchase such ARS in a conditional tender offer received by the Company in October 2008 from the issuer. The tender offer expired December 4, 2008 without meeting the minimum participation requirements. ARS that did not successfully auction, reset to the maximum interest rate as prescribed in the underlying indenture and all of the Company’s holdings continue to be current with their interest payments. If uncertainties in the credit and capital markets continue, these markets deteriorate further or any ARS the Company holds are downgraded by the rating agencies, the Company may be required to recognize additional impairment charges.
     SFAS No. 157 defines and establishes a framework for measuring fair value and expands disclosure about fair value measurements. Furthermore, SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). The Company valued its ARS based on level 3 inputs in which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These level 3 inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.
(10) Contingencies
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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(11) Share Repurchase Plan
     In October 2008, the Company authorized the repurchase of up to $3 million of the Company’s common stock to be effected from time to time in transactions in the public markets or in private purchases. The timing and extent of any repurchases will depend upon market conditions, the trading price of the Company’s shares and other factors, subject to the restrictions relating to volume, price and timing of share repurchases under applicable law. The repurchase program may be modified, suspended or terminated at any time by the Company without notice. The Company did not repurchase any of its common stock during the first quarter of fiscal 2009.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information in this report, except for the historical information, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These forward-looking statements include, but are not limited to, expected orders, expected revenues, expected financial results, expected cash usage and other expected financial performance for the second quarter of fiscal 2009. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include, but are not limited to, changes in industry conditions; order delays or cancellations; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the level of new orders; the timing and success of current and future product and process development programs; the success of our direct distribution organization; legal proceedings; the potential impairment of long-lived assets; and the potential adverse financial impacts resulting from declines in the fair value and liquidity of investments we presently hold; as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors set forth in our Form 10-K for the fiscal year ended August 30, 2008. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.
     This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report.
Industry
     Gartner, Inc. (“Gartner”), a leading equipment industry research group, in December 2008 revised downward its semiconductor demand forecast for calendar 2008 and 2009. Gartner now predicts that demand for semiconductors will decrease approximately 4.4 percent in calendar 2008 from the $274 billion calendar 2007 level. Gartner attributes the decline primarily to lower memory device demand. Quarterly memory system orders have now declined 82 percent from the calendar 2007 first quarter run rate to the calendar 2008 third quarter run rate. Gartner is forecasting a 16.3 percent decrease in demand for semiconductors in calendar 2009 from calendar 2008, as Gartner expects consumer and corporate demand for microelectronics to remain weak.
     Many device producers have announced operation shutdowns with some announcing the possibility of additional shutdown periods in calendar 2009 if conditions do not improve. Some device manufacturers have announced the closing of less productive fabrication facilities. Increasingly, device manufacturers are adopting some form of “fabrication light” manufacturing philosophy by outsourcing a portion of the manufacturing to third parties in an attempt to reduce capital investments and transition their business from a fixed cost to a variable cost model.
     As recently forecasted by Gartner, total wafer fabrication equipment spending in calendar 2008 is expected to decrease approximately 31 percent, when compared to the $36 billion calendar 2007 level. In general, analysts have a mixed view on how significant the calendar 2009 forecasted total equipment spending will decline; however, most are forecasting another significant year-over-year decline as semiconductor manufacturers’ factory utilization rates continue to decline. Gartner is currently forecasting that total wafer fabrication equipment spending will decrease 33 percent in calendar 2009 as compared to calendar 2008.

     We do not expect to see much of an investment in capital spending by device manufacturers in calendar 2009. Indeed, many device manufacturers remain cautious toward placing new orders; in addition, we expect to continue to receive requests from device manufacturers to provide evaluation systems or extended payment terms as they deal with the current credit crunch.
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
     If we determine that the carrying amount of long-lived assets, including intangible assets, may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $17.3 million as of November 29, 2008.
     In fiscal 2008, we had positive cash flows from operations. If we do not continue to yield positive cash flows in excess of the carrying amount of our long-lived assets, we would anticipate possible future impairments of those assets.*
     Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including intangible assets, and the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates.
     We did not recognize any impairment charges for our long-lived assets, including intangible assets, during the first quarters of fiscal 2009 or 2008. We currently believe the fair value of those long-lived assets exceeds the carrying amount.
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
     Since we recorded the POLARIS® system product inventory reserves primarily as a result of the wind-down of our microlithography business in the second quarter of fiscal 2003, we have had sales of POLARIS System product inventory that had previously been written down to zero and reductions in inventory buyback requirements of approximately $10.8 million, have disposed of approximately $6.8 million of POLARIS system product inventory and have recorded additional reserves of $1.8 million. The original cost of POLARIS system product inventory available for sale or to be disposed of as of November 29, 2008 that has been written down to zero was approximately $8.7 million.

Allowance for Doubtful Accounts Estimation
     Management must estimate the uncollectibility of our accounts receivable. The most significant risk is a sudden unexpected deterioration in financial condition of a significant customer who is not considered in the allowance. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Results could be materially impacted if the financial condition of a significant customer deteriorated and related accounts receivable are deemed uncollectible. Accounts receivable are written off after management determines that they are uncollectible. We collected receivables of $21,000 in the first quarter of fiscal 2009 and $67,000 in the first quarter of fiscal 2008 that had previously been written down to zero, resulting in credits to selling, general and administrative expenses.
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
Income Taxes
     Our effective income tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. We have established valuation allowances for all operating losses to reflect the uncertainty of our ability to fully utilize these benefits given the limited carryforward periods permitted by the various jurisdictions. The evaluation of the realizability of our net operating losses requires the use of considerable management judgment to estimate the future taxable income for the various jurisdictions, for which the ultimate amounts and timing of such estimates may differ. The valuation allowance can also be impacted by changes in the tax regulations.
     Significant judgment is required in determining unrecognized tax benefits. We have established accruals for unrecognized tax benefits using management’s best judgment and adjust these accruals as warranted by changing facts and circumstances. A change in our accruals in any given period could have a significant impact on our results of operations for that period.
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN48”) during the first quarter of fiscal 2008, which had no impact on our financial position or results of operation. The accrual for unrecognized benefits decreased by $11,000 for the first quarter of fiscal 2009 and zero for the first quarter of fiscal 2008.

FIRST QUARTER OF FISCAL 2009 COMPARED WITH FIRST QUARTER OF FISCAL 2008
The Company
     The following table sets forth for the fiscal quarter indicated, certain income and expense items as a percent of our total sales.

	Percent of Sales
	November 29,	November 24,
First quarter ended:	2008	2007
Sales	100.0%	100.0%
Cost of goods sold	62.2	61.7

Gross profit	37.8	38.3
Selling, general and administrative	46.2	30.0
Research and development	35.9	19.1

Operating loss	(44.3)	(10.8)
Other income, net	0.8	1.3

Loss before income taxes	(43.5)	(9.5)
Income taxes	(0.1)	—

Net loss	(43.4%)	(9.5%)

Sales Revenues and Shipments
     Sales revenues decreased to $12.2 million for the first quarter of fiscal 2009 as compared to $22.4 million for the first quarter of fiscal 2008. The decrease related primarily to industry and overall global economic conditions. The decreases occurred in all regions with the most significant decrease occurring in European sales where sales decreased 78% in the first quarter of fiscal 2009 from the first quarter of fiscal 2008. International sales were $9.3 million, representing 76% of total sales during the first quarter of fiscal 2009 and $19.1 million, representing 85% of total sales, during the first quarter of fiscal 2008.
     Shipments were $9.6 million in the first quarter of fiscal 2009 as compared to $20.7 million in the first quarter of fiscal 2008.
     Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Therefore, depending on timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or, due to timing of acceptances, sales revenue may exceed shipments.
     We currently expect second quarter of fiscal 2009 revenues to be between $11 and $14 million.* In order to achieve this revenue level, we will need to receive several system orders that can be shipped and recognized as revenue in the second quarter.*
Gross Margin
     Our gross profit margin fluctuates due to a number of factors, including the mix of products sold; the geographic mix of products sold, with international sales generally having lower gross profit than domestic sales; initial product placement discounts; utilization of manufacturing capacity; the sales of inventory previously written down to zero; and the competitive pricing environment.
     Gross margin as a percentage of sales was 37.8% for the first quarter of fiscal 2009 compared to 38.3% for the first quarter of fiscal 2008. The decrease in gross margin was primarily related to a decrease in capacity utilization of manufacturing related to the decline in shipments. This was partially offset by a change in product mix in which the sale of spare parts and service represented 42% of our total sales in the first quarter of fiscal 2009 as compared to 29% of our total sales in the first quarter of fiscal 2008, as spare parts and service generally have higher margins.

     Gross profit margins are expected to be 40% to 42% of revenues for the second quarter of fiscal 2009.* We anticipate improved capacity utilization as a result of expected higher shipments in the second quarter of fiscal 2009 as compared to the first quarter of fiscal 2009.*
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $5.7 million in the first quarter of fiscal 2009 and $6.7 million in the first quarter of fiscal 2008. The decrease related primarily to cost reduction initiatives associated with reductions in headcount taken in the first quarter of fiscal 2009. For additional information regarding these initiatives, see Note 8 of the Notes to Condensed Consolidated Financial Statements.
     We expect selling, general and administrative expenses in the second quarter of fiscal 2009 to be in the range of $5.6 to $5.8 million as we continue to focus on managing costs.*
Research and Development Expenses
     Research and development expenses were $4.4 million for the first quarter of fiscal 2009 and $4.3 million for the first quarter of fiscal 2008. The increase related primarily to new product and process development expenses. The majority of our research and development investment is focused on expanding the application capabilities of our products, supporting customer evaluations and continuous improvement programs for our products and services.
     We expect research and development expenses to range from $4.1 to $4.3 million for the second quarter of fiscal 2009.* This reflects the engineering resources required to support customer demonstrations, evaluation tool placements and our ORION® System introduction initiative.
Income Taxes
     We recorded an income tax benefit of $11,000 in the first quarter of fiscal 2009 and income tax expense of $13,000 in the first quarter of fiscal 2008.
     Our net deferred tax assets on the balance sheet as of November 29, 2008 have been fully reserved for with a valuation allowance. We do not expect to significantly reduce our valuation allowance until we are consistently profitable on a quarterly basis.*
     We have net operating loss carryforwards for federal income tax purposes of approximately $169.2 million, which will begin to expire in fiscal 2011 through fiscal 2029 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year.
Net Loss
     The net loss was $5.3 million in the first quarter of fiscal 2009 as compared to a net loss of $2.1 million in the first quarter of fiscal 2008.
     Assuming that we can achieve the projected revenues, gross margin and operating expense levels, we expect to report a net loss between $4.0 and $5.5 million in the second quarter of fiscal 2009.*

Liquidity and Capital Resources
     Our cash, restricted cash, cash equivalents and marketable securities were approximately $18.0 million as of November 29, 2008, a decrease of $4.8 million from the end of fiscal 2008. The decrease was due primarily to $4.6 million of net cash used for operations.
     As of November 29, 2008, we had investments in auction rate securities (“ARS”) reported at a fair value of $6.3 million after reflecting a $0.4 million other than temporary impairment against $6.7 million par value. The other than temporary impairment was recorded in other expense for fiscal 2008. We value the majority of our ARS using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements.
     The ARS we hold are marketable securities with long-term stated maturities for which the interest rates are reset through a Dutch auction every 28 days. The auctions have historically provided a liquid market for these securities as investors historically could readily sell their investments at auction. Due to the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. During fiscal 2008, $0.8 million of ARS were partially redeemed. An additional $1.0 million were redeemed in the first quarter of fiscal 2009 and an additional $0.3 million were redeemed in December 2008.
     All of the ARS held by us continue to carry investment grade ratings and have not experienced any payment defaults. Of the ARS held by us, $6.6 million par value are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education and are classified as long-term. In the first quarter of fiscal 2009, an issuer of certain of these ARS offered to repurchase such ARS in a conditional tender offer received by us in October 2008 from the issuer. The tender offer expired December 4, 2008 without meeting the minimum participation requirements. ARS that did not successfully auction reset to the maximum interest rate as prescribed in the underlying indenture and all of our holdings continue to be current with their interest payments. If uncertainties in the credit and capital markets continue, these markets deteriorate further or any ARS we hold are downgraded by the rating agencies, we may be required to recognize additional impairment charges.
     In addition, these ARS may not provide the liquidity to us as we need it, and it could take until the final maturity of the underlying notes (from 5 to 35 years) to realize our investments’ recorded value. Currently, there is a very limited market for any of these securities and future liquidations at this time, if possible, would likely be at a significant discount.
     Accounts receivable decreased $3.5 million from the end of fiscal 2008. The decrease in accounts receivable related primarily to the decrease in shipments to $9.6 million in the first quarter of fiscal 2009 as compared to $13.1 million in the fourth quarter of fiscal 2008. Accounts receivable will fluctuate quarter to quarter depending on individual customers’ timing of shipping dates and payment terms.
     Inventory was approximately $28.4 million at November 29, 2008 and $27.2 million at the end of fiscal 2008. The increase in inventory related primarily to an increase in work-in-process inventory associated with anticipated demonstration tool and new product placement orders. Inventory provisions were $15.9 million at the end of fiscal 2008 and remained the same at the end of the first quarter of fiscal 2009.
     Trade accounts payable increased to $4.6 million as of November 29, 2008 as compared to $4.3 million at the end of fiscal 2008. The increase in trade accounts payable related primarily to the timing of inventory receipts and payments to vendors.
     As of November 29, 2008, our current ratio of current assets to current liabilities was 3.3 to 1.0, and working capital was $37.9 million.

     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments due by period
		Less than 1			More than 5
Contractual Obligations:	Total	Year	1-3 years	3-5 years	years
Operating lease obligations	$1,338	$815	$505	$18	$—
Capital lease obligations	640	640		—	—
Purchase obligations	3,161	3,161	—	—	—
Royalty obligations	143	143	—	—	—
Other long-term commitments (1)	1,625	125	500	500	500

Total	$6,907	$4,884	$1,005	$518	$500

(1)	Other long-term commitments represent payments related to minimum royalty payments or discounts granted under a license agreement.
     The contractual obligations table does not include $0.5 million of accruals for unrecognized tax benefits, as the timing of payments or reversals is uncertain.
     Capital expenditures were $5,000 in the first quarter of fiscal 2009, as compared to $23,000 in the first quarter of fiscal 2008. We expect capital expenditures to be less than $300,000 in the second quarter of fiscal 2009.* Depreciation and amortization for the second quarter of fiscal 2009 is expected to be between $0.9 and $1.0 million.*
     In October 2008, we authorized the use of up to $3 million of our cash to repurchase outstanding shares of our common stock to be effected from time to time in transactions in the public markets or in private purchases. The timing and extent of any repurchases will depend upon market conditions, the trading price of our shares and other factors, subject to the restrictions relating to volume, price and timing of share repurchases under applicable law. The repurchase program may be modified, suspended or terminated at any time by us without notice. We did not repurchase any of our common stock during the first quarter of fiscal 2009.
     We anticipate using $5.0 to $6.5 million of net cash for operations in the second quarter of fiscal 2009.* This is dependent upon the timing of shipments, timely accounts receivable collections and successful inventory, accounts payable and capital investment management. We believe that with existing cash, restricted cash, cash equivalents and marketable securities, there will be sufficient funds to meet our projected working capital and cash requirements through at least fiscal 2009.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies. We may fund such activities with additional equity or debt financing. The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders. We currently do not have a line of credit arrangement.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

New Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. This Statement applies only to fair-value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair-value measures in financial statements. The provisions under SFAS No. 157 were effective for us beginning in the first quarter of fiscal 2009. See Note 9 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact on us due to the adoption of this pronouncement.
     In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 was effective for us beginning in the first quarter of fiscal 2009. We do not measure any of our financial instruments at fair value as permitted under SFAS 159.
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
ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based subsidiaries. As of November 29, 2008, our investments included 100% interests in our sales and service offices located in Europe and Asia and a 20% interest in Apprecia Technology, Inc. (formerly known as m•FSI LTD), which operates as a distributor for us in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.
     We have direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region and incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks. As of November 29, 2008, we had not entered into any hedging activities and our foreign currency transaction gains and losses for the first quarter of fiscal 2009 were insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.
     We do not have significant exposure to changing interest rates as we currently have no long-term debt. As of November 29, 2008, amortized cost approximated market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $180,000 based on cash, restricted cash, cash equivalents and marketable securities balances as of November 29, 2008.
     As of November 29, 2008, our investment portfolio included ARS reported at a fair value of $6.3 million after reflecting a $0.4 million other than temporary impairment against $6.7 million par value. ARS are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations. The interest rates of our ARS are reset every 28 days through an auction process and at the end of each reset period, investors can sell or continue to hold the securities at par.
     Of the ARS held by us, $6.6 million par value are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. All ARS held by us are rated by the major independent rating agencies and carry investment grade ratings and have not experienced any payment defaults.

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
     We determined and recorded an other than temporary impairment of approximately $0.4 million in fiscal 2008. If the issuers of the ARS are unable to successfully close future auctions or do not redeem the ARS, or the United States government fails to support its guaranty of the obligations, we may be required to record additional impairment charges.
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
ITEM 1.A. Risk Factors
     There have not been any material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended August 30, 2008.
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

DATE: January 8, 2009

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