Form 10-Q
period 2009-02-28
FSI INTERNATIONAL INC
filed 2009-04-09
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2009
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
Common Stock, No Par Value — 31,160,000 shares outstanding as of April 6, 2009.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I. Item 1. FINANCIAL STATEMENTS
FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2009 AND AUGUST 30, 2008
ASSETS
(unaudited)
(in thousands)

	February 28,	August 30,
	2009	2008
Current assets:
Cash and cash equivalents	$5,401	$14,788
Restricted cash	663	275
Marketable securities	500	850
Trade accounts receivable, net of allowance for doubtful accounts of $116 and $128, respectively	10,226	9,614
Inventories, net	25,920	27,169
Other receivables	2,663	4,813
Prepaid expenses and other current assets	3,219	3,339

Total current assets	48,592	60,848

Property, plant and equipment, at cost	76,231	79,076
Less accumulated depreciation and amortization	(59,756)	(60,810)

	16,475	18,266

Restricted cash	—	500
Long-term marketable securities	4,621	6,447
Investment	460	460
Intangible assets, net of accumulated amortization of $14,355 and $14,294, respectively	—	61
Other assets	1,071	1,071

Total assets	$71,219	$87,653

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2009 AND AUGUST 30, 2008
(continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	February 28,	August 30,
	2009	2008
Current liabilities:
Trade accounts payable	$3,406	$4,305
Accrued expenses	9,512	10,392
Current portion of capital lease obligations	391	841
Customer deposits	46	7
Deferred profit	4,176	3,867

Total current liabilities	17,531	19,412

Long-term accrued expenses	526	583

Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized, none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 31,160 and 30,839 shares, at February 28, 2009 and August 30, 2008, respectively	226,437	226,352
Accumulated deficit	(174,711)	(159,967)
Accumulated other comprehensive loss	(1,049)	(997)
Other stockholders’ equity	2,485	2,270

Total stockholders’ equity	53,162	67,658

Total liabilities and stockholders’ equity	$71,219	$87,653

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED FEBRUARY 28, 2009, AND MARCH 1, 2008
(unaudited)
(in thousands, except per share data)

	February 28,	March 1,
	2009	2008
Sales	$8,640	$21,423
Cost of sales	7,433	11,213

Gross margin	1,207	10,210

Selling, general and administrative expenses	6,071	6,888
Research and development expenses	4,631	4,804

Operating loss	(9,495)	(1,482)

Interest expense	(13)	(40)
Interest income	60	258
Gain on sale of marketable securities	74	—
Other (expense) income, net	(14)	171

Loss before income taxes	(9,388)	(1,093)

Income tax expense (benefit)	39	(77)

Net loss	$(9,427)	$(1,016)

Net loss per common share
Basic	$(0.30)	$(0.03)
Diluted	$(0.30)	$(0.03)

Weighted average common shares — basic	31,050	30,615
Weighted average common shares — diluted	31,050	30,615
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND MARCH 1, 2008
(unaudited)
(in thousands, except per share data)

	February 28,	March 1,
	2009	2008
Sales	$20,884	$43,862
Cost of sales	15,050	25,050

Gross margin	5,834	18,812

Selling, general and administrative expenses	11,728	13,622
Research and development expenses	9,024	9,090

Operating loss	(14,918)	(3,900)

Interest expense	(30)	(77)
Interest income	192	558
Gain on sale of marketable securities	74	—
Other (expense) income, net	(34)	206

Loss before income taxes	(14,716)	(3,213)

Income tax expense (benefit)	28	(65)

Net loss	$(14,744)	$(3,148)

Net loss per common share
Basic	$(0.48)	$(0.10)
Diluted	$(0.48)	$(0.10)

Weighted average common shares — basic	30,945	30,581
Weighted average common shares — diluted	30,945	30,581
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBURARY 28, 2009 AND MARCH 1, 2008
(unaudited)
(in thousands)

	February 28,	March 1,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(14,744)	$(3,148)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock compensation expense	199	273
Gain on sale of marketable securities	(74)	—
Depreciation	1,803	1,867
Amortization	61	218
Changes in operating assets and liabilities:
Restricted cash	112	(3)
Trade accounts receivable	(612)	(3,873)
Inventories	1,249	5,300
Prepaid expenses and other current assets	2,270	(399)
Trade accounts payable	(899)	995
Accrued expenses	(920)	(1,291)
Customer deposits	39	(361)
Deferred profit	308	1,677

Net cash (used in) provided by operating activities	(11,208)	1,255

INVESTING ACTIVITIES:
Capital expenditures	(12)	(892)
Purchases of marketable securities	—	(49,650)
Sales of marketable securities	2,250	49,950

Net cash provided by (used in) investing activities	2,238	(592)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	85	169
Principal payments on capital lease	(450)	(345)

Net cash used in financing activities	(365)	(176)

Effect of exchange rate changes on cash	(52)	(318)

(Decrease) increase in cash and cash equivalents	(9,387)	169

Cash and cash equivalents at beginning of period	14,788	15,040

Cash and cash equivalents at end of period	$5,401	$15,209

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
     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. The Company adjusts such estimates and assumptions when facts and circumstances dictate. These include, among others, the continued recessionary economic conditions, tight credit markets, and a decline in consumer spending and confidence, all of which have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
New Accounting Pronouncements
     In September, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. This statement applies only to fair-value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair-value measures in financial statements. The provisions under SFAS No. 157 were adopted by the Company in the first quarter of fiscal 2009. See Note 9 of the Notes to Condensed Consolidated Financial Statements for the disclosure impact from the adoption of this pronouncement.
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
     In December 2007, the FASB issued SFAS 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements, respectively. The Company will be required to apply the guidance in SFAS 141R and SFAS 160 for any future business combinations beginning in the first quarter of fiscal 2010.
(2) Inventories, Net
     Inventories, net are summarized as follows (in thousands):

	February 28,	August 30,
	2009	2008
Finished products	$77	$1,999
Work-in-process	11,570	9,319
Subassemblies	4,097	4,992
Raw materials and purchased parts	10,176	10,859

	$25,920	$27,169

(3) Accrued Expenses
     Accrued expenses are summarized as follows (in thousands):

	February 28,	August 30,
	2009	2008
Salaries and benefits	$1,341	$1,934
Vacation	1,289	1,582
Realignment	3,323	1,991
Product warranty	2,196	2,757
Other	1,363	2,128

	$9,512	$10,392

     See Note 8 for discussion related to the realignment accrual.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(4) Supplementary Cash Flow Information
     The following summarizes supplementary cash flow items (in thousands):

	Six Months Ended
	February 28,	March 1,
	2009	2008
Income tax (refunds) payments, net	$—	$(5)
Interest paid	30	77
Assets acquired by a capital leases	$—	$442
(5) Comprehensive Loss
     Other comprehensive loss pertains to revenues, expenses, gains and losses that are not included in the net loss but rather are recorded directly in stockholders’ equity. For the quarters and six months ended February 28, 2009 and March 1, 2008, other comprehensive loss consisted of the foreign currency translation adjustment. The components of comprehensive loss are summarized as follows (in thousands):

	February 28,	March 1,
	2009	2008
For the Quarters Ended

Net loss	$(9,427)	$(1,016)
Item of other comprehensive loss:
Foreign currency translation	(139)	(141)

Comprehensive loss	$(9,566)	$(1,157)

For the Six Months Ended

Net loss	$(14,744)	$(3,148)
Item of other comprehensive loss:
Foreign currency translation	(52)	(318)

Comprehensive loss	$(14,796)	$(3,466)

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(6) Stock-Based Compensation
     Stock-based compensation expense for new stock options granted or vested under the Company’s stock incentive plans and employee stock purchase plan (“ESPP”) was reflected in the statements of operations for the second quarter and first six months of each of fiscal 2009 and 2008 as follows (in thousands):

	Quarters Ended		Six Months Ended
	February 28,	March 1,	February 28,	March 1,
	2009	2008	2009	2008
Cost of sales	$8	$12	$18	$14
Selling, general and administrative	69	91	148	202
Research and development	13	33	33	57

	$90	$136	$199	$273

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it expect to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the second quarter and first six months of fiscal 2009 and 2008 using the Black-Scholes option-pricing model:

	Quarters Ended		Six Months Ended
	February 28,	March 1,	February 28,	March 1,
	2009	2008	2009	2008
Stock options:
Volatility	73.3%	68.7%	72.1%	68.7%
Risk-free interest rates	1.4%	3.1%	1.8%	3.1%
Expected option life	5.5	5.5	5.5	5.5
Stock dividend yield	—	—	—	—

ESPP:
Volatility	73.3%	68.7%	73.3%	68.7%
Risk-free interest rates	0.3%	3.3%	0.3%	3.3%
Expected option life	0.5	0.5	0.5	0.5
Stock dividend yield	—	—	—	—

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     A summary of our option activity for the first six months of fiscal 2009 is as follows (in thousands, except price per share and contractual term):

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
Outstanding as of August 30, 2008	3,679	$6.58
Options granted	261	0.37
Options forfeited	(10)	3.06
Options expired	(279)	6.74
Options exercised	—	—

Outstanding as of February 28, 2009	3,651	$6.13	4.8	—

Exercisable as of February 28, 2009	3,099	$6.98	4.0	—

     There was no aggregate intrinsic value for options outstanding or exercisable as of February 28, 2009 as the price of the Company’s stock was less than the exercise prices of options outstanding or exercisable.
     A summary of the status of our unvested options as of February 28, 2009 is as follows (in thousands, except fair value amounts):

		Weighted-average
	Number of	Grant-Date Fair
	Shares	Value
Unvested at August 30, 2008	428	$1.51
Options granted	261	0.23
Options forfeited	(10)	1.92
Options vested	(127)	1.73

Unvested at February 28, 2009	552	$0.85

     As of February 28, 2009, there was $422,000 of total unrecognized compensation cost related to unvested share-based compensation granted under these plans. That cost is expected to be recognized over a weighted-average period of 0.9 years. The total fair value of option shares vested during the second quarter of fiscal 2009 was $90,000, during the first six months of fiscal 2009 was $199,000, during the second quarter of fiscal 2008 was $136,000 and during the first six months of fiscal 2008 was $273,000.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(7) Product Warranty
     Warranty provisions and claims for the quarters and six months ended February 28, 2009 and March 1, 2008 were as follows (in thousands):

	Quarters Ended		Six Months Ended
	February 28,	March 1,	February 28,	March 1,
	2009	2008	2009	2008
Beginning balance — warranty accrual	$2,442	$3,833	$2,757	$3,811
Warranty provisions	211	(11)	312	454
Warranty claims	(457)	(396)	(873)	(839)

Ending balance — warranty accrual	$2,196	$3,426	$2,196	$3,426

(8) Cost Reductions and Realignment
     In the second quarter of fiscal 2009, the Company committed to a plan of additional cost reduction actions, including the reduction of headcount, salary reductions and scheduled plant shutdowns.
     The fiscal 2009 severance and outplacement costs are summarized as follows (in thousands):

		Amount Paid
	Amount	Through	Accrual at
	Charged	February 28,	February 28,
	Fiscal 2009	2009	2009
Selling, general and administrative expenses	$1,168	$53	$1,115
Research and development expenses	967	—	967
Cost of goods sold	698	63	635

Total	$2,833	$116	$2,717

     In fiscal 2008, the Company committed to a plan to reduce its headcount.
     The fiscal 2008 severance and outplacement costs are summarized as follows (in thousands):

		Amount Paid
	Amount	Through	Accrual at
	Charged	February 28,	February 28,
	Fiscal 2008	2009	2009
Selling, general and administrative expenses	$1,314	$728	$586
Research and development expenses	536	516	20
Cost of goods sold	142	142	—

Total	$1,992	$1,386	$606

(9) Marketable Securities and Impairment of Investment
     As of February 28, 2009, the Company had investments in taxable auction rate securities (“ARS”) reported at a fair value of $5.1 million after reflecting a $0.3 million other than temporary impairment against $5.4 million par value. The other than temporary impairment was recorded in other expense in fiscal 2008. The Company valued the majority of ARS using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The ARS held by the Company are marketable securities with long-term stated maturities for which the interest rates are reset through a Dutch auction every 28 days. The auctions have historically provided a liquid market for these securities as investors historically could readily sell their investments at auction. Due to the liquidity issues experienced in global credit and capital markets, the ARS held by the Company have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. During fiscal 2008, $0.8 million of the ARS held by the Company were partially redeemed. An additional $2.3 million were redeemed in the first half of fiscal 2009. In the second quarter of fiscal 2009, the Company redeemed $1.3 million par value of ARS for $1.3 million and the Company recorded a gain of $0.1 million, which reversed the previously recorded impairment related to these securities.
     All of the ARS held by the Company continue to carry investment grade ratings and have not experienced any payment defaults. The ARS held by the Company are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education and are classified as long-term. ARS that did not successfully auction, reset to the maximum interest rate as prescribed in the underlying indenture and all of the Company’s holdings continue to be current with their interest payments. If uncertainties in the credit and capital markets continue, these markets deteriorate further or any ARS the Company holds are downgraded by the rating agencies, the Company may be required to recognize additional impairment charges.
     SFAS No. 157 defines and establishes a framework for measuring fair value and expands disclosure about fair value measurements. Furthermore, SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
     Level 1 — Quoted prices in active markets for identical assets or liabilities.
     Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
     Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     The Company valued its ARS based on level 3 inputs in which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These level 3 inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the ARS.
(10) Income Taxes
          As of August 26, 2007, the Company adopted the provisions of the FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” As of February 28, 2009 and August 30, 2008, the Company had $0.5 million and $0.6 million, respectively, of liabilities recorded related to unrecognized tax benefits. Accrued interest and penalties on these unrecognized tax benefits were $0.1 million as of both February 28, 2009 and August 30, 2008. The Company recognizes potential interest and penalties related to income tax positions, if any, as a component of provision for income taxes on the consolidated statements of operations. Included in the liability balance as of February 28, 2009 are approximately $0.4 million of unrecognized tax benefits that, if recognized, will affect the Company’s effective tax rate. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the next twelve months.

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
(12) Share Repurchase Plan
     In October 2008, the Company authorized the repurchase of up to $3 million of the Company’s common stock to be effected from time to time in transactions in the public markets or in private purchases. The timing and extent of any repurchases will depend upon market conditions, the trading price of the Company’s shares and other factors, subject to the restrictions relating to volume, price and timing of share repurchases under applicable law. The repurchase program may be modified, suspended or terminated at any time by the Company without notice. The Company did not repurchase any of its common stock during the first half of fiscal 2009.
(13) Liquidity
          As of February 28, 2009, the Company had $11.2 million of cash, cash equivalents, restricted cash and marketable securities, of which $4.6 million are classified as long-term due to the lack of liquidity of the ARS as discussed in Note 9. During the first six months of fiscal 2009, the Company used approximately $11.2 million for operations. The Company also liquidated approximately $2.2 million of life insurance investments in the second quarter of fiscal 2009. The cash usage was primarily related to funding the loss from operations.
          If the Company continues to use cash at its current pace, the Company will not have sufficient cash to meet its obligations over the next 12 months. Due to this situation, the Company implemented additional cost reductions in March, 2009, as further discussed in Note 8. The Company’s actions in fiscal 2009 are expected to lower the

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Company’s annual operating expenses by $11 to $12 million, which is expected to reduce the cash flow breakeven revenue level to approximately $12 to $14 million per quarter depending on the gross margins and the timing of shipments and accounts receivable collections. In addition, the Company plans to manage cash flows by reducing capital expenditures to less than $200,000 in fiscal 2009 and to aggressively improve its working capital levels in the second half of fiscal 2009. Management believes that these actions will allow the Company to have sufficient cash to fund its operations for at least 12 months.
          The Company currently does not have any revolving line of credit or other form of debt financing. If the economic environment does not improve in fiscal 2009 or early fiscal 2010, and if available liquidity is not sufficient to meet our operation requirements, the Company may need to take additional cost reduction actions, enter into a sale-leaseback arrangement for its facility in Chaska, Minnesota, enter into an asset-based lending arrangement, liquidate its remaining life insurance investments of $3.7 million and/or sell a portion of its currently illiquid ARS, possibly at a loss, or other cash generating actions. If the Company must engage in any of the foregoing cash generating actions, there is no assurance that any such actions will be available to the Company, particularly those relating to third-party financing arrangements. Further, there is no assurance on the amount of cash that may be generated as a result of these actions, or whether the amount of cash received will be sufficient to cover the Company’s operating expenses at such time.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information in this report, except for the historical information, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These forward-looking statements include but are not limited to expected orders; expected revenues; expected financial results; expected cash usage and other expected financial performance measures for the third quarter of fiscal 2009. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include, but are not limited to changes in industry conditions; order delays or cancellations; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the level of new orders; the financial condition of our customers and their ability to pay; the timing and success of current and future product and process development programs; the success of our direct distribution organization; legal proceedings; the potential impairment of long-lived assets; and the potential adverse financial impacts resulting from declines in the fair value and liquidity of investments we presently hold; as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors set forth in our Form 10-K for the fiscal year ended August 30, 2008. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.
     This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report.
Industry
     Gartner, Inc. (“Gartner”), a leading equipment industry research group, in March 2009 revised downward its semiconductor demand forecast for calendar 2009. Gartner now predicts that demand for semiconductors will decrease approximately 24.1 percent in calendar 2009, from the $256 billion calendar 2008 level. Demand for semiconductors decreased 4.1 percent in calendar 2008. The calendar 2009 decline is expected to occur across all device types as consumer and corporate demand for microelectronics is expected to remain weak.
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
     As recently forecasted by Gartner, total wafer fabrication equipment spending in calendar 2009 is expected to decrease 46 percent from calendar 2008. This decrease follows a 31 percent decline in calendar 2008 from calendar 2007. In general, analysts have a mixed view on forecasted total equipment spending for 2009; however, all are forecasting another significant year-over-year decline as factory utilization rates remain subdued.
          We do not expect device manufacturers to be increasing capacity in the near future.* We expect that any device manufacturer investments will likely be in the area of expanding future technology nodes or productivity improvement.* Manufacturers appear to be remaining cautious toward placing new orders and several are asking equipment manufacturers to provide evaluation systems or extended payment terms as they deal with the current credit crunch.
Overview
     The decline in the value of personal investments, credit availability and increasing unemployment are continuing to adversely impact consumer confidence and technology spending. As a result, most semiconductor manufacturers are experiencing low factory utilization levels and have reduced or delayed making any material capital investments. Even though several device producers have recently reported improved utilization levels, we anticipate that low utilization levels will persist until at least early calendar 2010. According to SEMI, the global industry association for companies that supply manufacturing technology and materials to the world chip makers, total monthly worldwide industry orders for our primary market, surface conditioning equipment, declined nearly 90 percent from January 2007 through February 2009.
     In March, we reduced our headcount, further reduced management salaries, established two shutdown weeks, and implemented other cost reduction initiatives. Since the beginning of fiscal 2009, we have reduced headcount and other costs that are expected to lower the Company’s annual operating cost by $11.0 to $12.0 million, which will reduce our cash flow breakeven revenue level and position us for improved financial performance when the industry recovers.*
Application of Critical Accounting Policies and Estimates
     In accordance with SEC guidance, those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.
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
     If we determine that the carrying amount of long-lived assets, may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net intangible assets and long-lived assets amounted to $16.5 million as of February 28, 2009.
     In fiscal 2008, we had positive cash flows from operations. In the first six months of fiscal 2009, we did not generate positive cash flows from operations. If we do not return to positive cash flows from operations and generate cash flows in excess of the carrying amount of our long-lived assets, future impairments of those assets may occur.*
     Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including intangible assets, and the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates. These estimates are subject to some uncertainty due to the current economic conditions.
     We did not recognize any impairment charges for our long-lived assets, during the second quarters or the first six months of fiscal 2009 or 2008. We currently believe the fair value of those long-lived assets exceeds the carrying amount.
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
     Since we recorded the POLARIS® system product inventory reserves primarily as a result of the wind-down of our microlithography business in the second quarter of fiscal 2003, we have had sales of POLARIS System product inventory that had previously been written down to zero and reductions in inventory buyback requirements of approximately $10.9 million, have disposed of approximately $6.8 million of POLARIS system product inventory and have recorded additional reserves of $1.9 million. The original cost of POLARIS system product inventory available for sale or to be disposed of as of February 28, 2009 that has been written down to zero was approximately $8.1 million.
Allowance for Doubtful Accounts Estimation
     Management must estimate the uncollectibility of our accounts receivable. The most significant risk is a sudden unexpected deterioration in financial condition of a significant customer who is not considered in the allowance. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Results could be materially impacted if the financial condition of a significant customer deteriorated and related accounts receivable are deemed uncollectible. Accounts receivable are written off after management determines that they are uncollectible. As of the end of the second quarter of fiscal 2009, our accounts receivable included $2.0 million attributable to a past due receivable with a customer in Asia. The customer has delayed their payment due to their cash flow issues and lower than expected capacity utilization. We still believe that this receivable is collectible and will continue to monitor the situation closely.*
Stock-Based Compensation
          We utilize the Black-Scholes option-pricing model to estimate fair value of each award on the date of grant. The Black-Scholes model requires the input of certain assumptions that involve management judgment. Key assumptions that affect the calculation of fair value include the expected life of stock-based awards and our stock price volatility. Additionally, we expense only the fair value of those awards expected to vest. The assumptions used in calculating the fair value of stock-based awards and the forfeiture rate of such awards reflect management’s best estimates. However, circumstances may change and additional data may become available over time, which could result in changes to these assumptions that materially impact the fair value determination of their estimated rate of forfeiture.
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
          We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN48”) during the first quarter of fiscal 2008, which had no impact on our financial position or results of operation. There was no change in the accrual for unrecognized tax benefits for the second quarter of fiscal 2009. The accrual for unrecognized tax benefits decreased by $0.1 million for the first six months of fiscal 2009, and $0.1 million for the second quarter and for the first six months of fiscal 2008.
SECOND QUARTER AND FIRST HALF OF FISCAL 2009 COMPARED WITH SECOND QUARTER AND FIRST HALF OF FISCAL 2008
The Company
          The following table sets forth on a consolidated basis, for the fiscal periods indicated, certain income and expense items as a percent of total sales.

	Percent of Sales		Percent of Sales
	Quarter Ended		Six Months Ended
	February 28,	March 1,	February 28,	March 1,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.0	52.3	72.1	57.1

Gross margin	14.0	47.7	27.9	42.9
Selling, general and administrative	70.3	32.2	56.1	31.1
Research and development	53.6	22.4	43.2	20.7

Operating loss	(109.9)	(6.9)	(71.4)	(8.9)
Other income (loss), net	1.2	1.8	0.9	1.6

Loss before income taxes	(108.7)	(5.1)	(70.5)	(7.3)
Income tax expense (benefit)	0.4	(0.4)	0.1	(0.1)

Net loss	(109.1)%	(4.7)%	(70.6)%	(7.2)%

Revenue and Shipments
     Sales revenue decreased to $8.6 million for the second quarter of fiscal 2009 as compared to $21.4 million for the second quarter of fiscal 2008. The decrease related primarily to a decrease in shipments from $23.7 million in the second quarter of fiscal 2008 to $12.7 million in the second quarter of fiscal 2009. Sales revenue decreased to $20.9 million for the first half of fiscal 2009 as compared to $43.9 million for the first half of fiscal 2008. The decrease related primarily to a decrease in shipments from $44.4 million in the first half of fiscal 2008 to $22.3 million in the first half of fiscal 2009. The decreases in shipments in the fiscal 2009 periods as compared to the fiscal 2008 periods related to industry and overall global economic conditions. The fiscal 2009 periods were also impacted by the revenue deferral of a machine demonstration completed in the second quarter of fiscal 2009. Although the demonstration tool had been accepted and paid for by the customer in the second quarter of fiscal 2009, the same customer ordered an expansion module shortly after the demonstration tool was ordered. The accounting guidance requires that the tool and the expansion be viewed as one arrangement and recorded as a single unit of accounting. Therefore, the revenue and costs related to this demonstration tool was included in deferred profit as of the end of the second quarter of fiscal 2009.
     Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Therefore, depending on timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or, due to timing of acceptance, sales revenue may exceed shipments.

     International revenue was $6.3 million, representing 73% of total revenue, during the second quarter of fiscal 2009 and $15.9 million, representing 74% of total revenue, during the second quarter of fiscal 2008. International revenue was $15.6 million, representing 75% of total revenue, during the first half of fiscal 2009 and $34.9 million, representing 80% of total revenue, during the first half of fiscal 2008.
     We currently expect third quarter of fiscal 2009 revenues to be between $13 and $15 million.* In order to achieve this revenue level, we will need to receive several anticipated system orders from customers that can be shipped and recognized as revenue in the third quarter of fiscal 2009 and the acceptance of the demonstration tool and expansion module previously discussed.*
Gross Margin
     Our gross profit margin fluctuates due to a number of factors, including the mix of products sold; the geographic mix of products sold, with international sales generally having lower gross profit than domestic sales; initial product placement discounts; utilization of manufacturing capacity; the sales of inventory previously written down to zero; and the competitive pricing environment.
     Gross margin as a percentage of sales for the second quarter of fiscal 2009 was 14.0% as compared to 47.7% for the second quarter of fiscal 2008. The gross margin in the second quarter of fiscal 2008 was favorably impacted approximately 1.0% by reversals of unused prior period warranty accruals associated with improved warranty claims experience. Gross margin as a percentage of sales for the first half of fiscal 2009 was 27.9% as compared to 42.9% for the first half of fiscal 2008. The decreases in margin in the fiscal 2009 periods were due to an increase in manufacturing variances associated with the lower manufacturing utilization as a result of lower production and shipment levels as well as $0.7 million of severance and $0.5 million increase in the inventory obsolescence reserves recorded in the second quarter of fiscal 2009. For additional information related to these severance charges, see Note 8 of the Notes to Consolidated Financial Statements.
     The change in margins was also impacted by the usage of POLARIS® system product inventory that had previously been written down to zero. During the second quarters of fiscal 2009 and 2008, we had sales of POLARIS® system product inventory with an original cost of $158,000 and $331,000, respectively, that had previously been written down to zero. During the first halves of fiscal 2009 and 2008, we had sales of POLARIS® system product inventory with an original cost of $257,000 and $670,000, respectively, that had previously been written down to zero.
     We will continue to try to sell the impaired inventory to our customers as spares, refurbished systems and upgrades to existing systems. If unsuccessful, some of the items will be disposed. Any significant sales of the impaired inventory will be disclosed. Gross margins will be favorably impacted if inventory carried at a reduced cost is sold.
     Gross margins for the third quarter of fiscal 2009 are expected to be in the range of 32% to 34% of revenues as we do not anticipate any significant improvement in factory utilization and due to lower margins on the initial product placement of the ORION® systems.* We do not anticipate any additional severance expense or significant increases in the inventory obsolescence reserves to impact gross margins for the third quarter of fiscal 2009.*

Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased to $6.1 million in the second quarter of fiscal 2009 as compared to $6.9 million for the second quarter of fiscal 2008. Selling, general and administrative expenses decreased to $11.7 million for the first half of fiscal 2009 as compared to $13.6 million for the same period in fiscal 2008. The decreases in the year-over-year selling, general and administrative expenses related primarily to cost reduction initiatives associated with reductions in headcount and salary reductions taken in the first half of fiscal 2009 and improved service technician utilization rates. The decreases were net of $1.2 million of severance expense recorded in the second quarter of fiscal 2009. For additional information related to these severance charges, see Note 8 of the Notes to Condensed Consolidated Financial Statements.
     We expect selling, general and administrative expenses in the third quarter of fiscal 2009 to be in the range of $4.5 million to $4.7 million as we continue to focus on managing these costs.*
Research and Development Expenses
     Research and development expenses were $4.6 million for the second quarter of fiscal 2009 as compared to $4.8 million for the same period in fiscal 2008. Research and development expenses were $9.0 million for the first six months of fiscal 2009 as compared to $9.1 million for the first half of fiscal 2008. The decreases related primarily to cost reduction initiatives associated with reductions in headcount and salary reductions taken in the first half of fiscal 2009. The decreases were net of $1.0 million of severance expense recorded in the second quarter of fiscal 2009. For additional information related to these severance charges, see Note 8 of the Notes to Condensed Consolidated Financial Statements. During the second quarter of fiscal 2009 we continued investing in the ORION® single wafer wet system while sustaining support for all other products.
     We expect research and development expenses for the third quarter of fiscal 2009 to be in the range of $3.3 to $3.5 million.* This includes the engineering resources required to support customer demonstration tool placements and our ORION® system introduction initiative.
Income Taxes
     We recorded tax expense of $39,000 in the second quarter of fiscal 2009 and $28,000 in the first half of fiscal 2009. The tax expense in the fiscal 2009 periods related primarily to foreign taxes. We recorded a tax benefit of $77,000 in the second quarter of fiscal 2008 and $65,000 in the first half of fiscal 2008. The income tax benefit in fiscal 2008 periods related to a tax position that was effectively settled with taxing authorities during the second quarter of fiscal 2008, which was partially offset by state income tax expense.
     Our deferred tax assets on our balance sheet as of February 28, 2009 have been fully reserved with a valuation allowance. We do not expect to significantly reduce our valuation allowance until we are consistently profitable on a quarterly basis.*
     We have net operating loss carryforwards for federal income tax purposes of approximately $177 million, which will begin to expire in fiscal 2011 through fiscal 2029 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year.
Net Loss
     Net loss was $9.4 million in the second quarter of fiscal 2009 as compared to a net loss of $1.0 million in the second quarter of fiscal 2008. Net loss was $14.7 million for the first half of fiscal 2009 as compared to a net loss of $3.1 million for the first half of fiscal 2008.

     Assuming that we can achieve expected revenues, gross margin, operating expenses and interest income, we expect to report a net loss between $2.0 and $3.0 million in the third quarter of fiscal 2009.*
Liquidity and Capital Resources
     Our cash, restricted cash, cash equivalents and marketable securities were approximately $11.2 million as of February 28, 2009, a decrease of $11.7 million from the end of fiscal 2008. The decrease was due primarily to $11.2 million of cash used in operations primarily attributable to losses, the timing of shipments and to fund severance costs. This decrease was net of $2.2 million of proceeds from the surrender of certain of our life insurance investments.
     As of February 28, 2009, we had investments in auction rate securities (“ARS”) reported at a fair value of $5.1 million after reflecting a $0.3 million other than temporary impairment against $5.4 million par value. The other than temporary impairment was recorded in other expense for fiscal 2008. We value the majority of our ARS using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements.
     The ARS we hold are marketable securities with long-term stated maturities for which the interest rates are reset through a Dutch auction every 28 days. The auctions have historically provided a liquid market for these securities as investors historically could readily sell their investments at auction. Due to the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. During fiscal 2008, $0.8 million of ARS were partially redeemed. An additional $2.3 million were redeemed in the first half of fiscal 2009. In the second quarter of fiscal 2009, we redeemed $1.3 million par value of ARS for $1.3 million and recorded a gain of $0.1 million.
     All of the ARS held by us continue to carry investment grade ratings and have not experienced any payment defaults. The ARS held by us are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education and are classified as long-term. ARS that did not successfully auction, reset to the maximum interest rate as prescribed in the underlying indenture and all of our holdings continue to be current with their interest payments. If uncertainties in the credit and capital markets continue, these markets deteriorate further or any ARS we hold are downgraded by the rating agencies, we may be required to recognize additional impairment charges.
     In addition, these ARS may not provide the liquidity to us as we need it, and it could take until the final maturity of the underlying notes (from 5 to 35 years) to realize our investments’ recorded value. Currently, there is a very limited market for any of these securities and future liquidations at this time, if possible, would likely be at a significant discount.
     Accounts receivable increased $0.6 million from $9.6 million at the end of fiscal 2008 to $10.2 million as of February 28, 2009. The increase in accounts receivable related primarily to a greater percentage of shipments in the last month of the second quarter of fiscal 2009 as compared to the last month of the fourth quarter of fiscal 2008. Shipments made in the final month of a quarter generally are not collected during that quarter. The increase in accounts receivable also related to a delay of payment by an Asian customer. For additional information regarding this payment delay, see our discussion on “Allowance for Doubtful Accounts Estimation.” Accounts receivable will fluctuate quarter to quarter depending on individual customers’ timing of shipping dates and payment terms.
     Inventory was approximately $25.9 million at February 28, 2009 and $27.2 million at the end of fiscal 2008. The decrease in inventory related primarily to a decrease in finished goods inventory and an increase in inventory provisions. Inventory provisions were $16.4 million at February 28, 2009 and $15.9 million at the end of fiscal 2008.

     Trade accounts payable decreased to $3.4 million as of February 28, 2009 as compared to $4.3 million at the end of fiscal 2008. The decrease in trade accounts payable related primarily to the timing of inventory receipts and payments to vendors.
     As of February 28, 2009, our current ratio of current assets to current liabilities was 2.8 to 1.0, and working capital was $31.1 million.
The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments due by period
		Less than			More than 5
	Total	1 Year	1-3 years	3-5 years	years
Contractual Obligations:
Operating lease obligations	$1,155	$609	$479	$67	$—
Capital lease obligations	401	401	—	—	—
Purchase obligations	2,352	2,352	—	—	—
Royalty obligations	162	162	—	—	—
Other long-term commitments (1)	1,605	230	500	500	375

Total	$5,675	$3,754	$979	$567	$375

(1)	Other long-term commitments represent payments related to minimum royalty payments or discounts granted under a license agreement.
     The contractual obligations table does not include $0.5 million of accruals for unrecognized tax benefits, as the timing of payments or reversals is uncertain.
     Capital expenditures were $12,000 in the first half of fiscal 2009 and $0.9 million in the first half of fiscal 2008. We expect capital expenditures to be less than $150,000 in the third quarter of fiscal 2009.* Depreciation and amortization for the third quarter of fiscal 2009 is expected to be between approximately $0.9 and $1.0 million.*
     In October 2008, we authorized the use of up to $3 million of our cash to repurchase outstanding shares of our common stock to be effected from time to time in transactions in the public markets or in private purchases. The timing and extent of any repurchases will depend upon market conditions, the trading price of our shares and other factors, subject to the restrictions relating to volume, price and timing of share repurchases under applicable law. The repurchase program may be modified, suspended or terminated at any time by us without notice. We did not repurchase any of our common stock during the first half of fiscal 2009.
     If we continue to use cash at the current pace, we will not have sufficient cash to meet our obligations over the next 12 months.* Recognizing this and given the current macroenvironment, we have implemented a number of cost reduction steps, as discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements. Our actions in fiscal 2009 are expected to lower our annual operating expenses by $11 to $12 million, which is expected to reduce the cash flow breakeven revenue level to approximately $12 to $14 million per quarter, depending on the gross margins and the timing of shipments and accounts receivable collections.* In addition, we plan to manage cash flows by reducing capital expenditures to less than $200,000 in fiscal 2009 and to aggressively improve our working capital levels in the second half of fiscal 2009.* For the third quarter of fiscal 2009, we anticipate using less than $1.0 million of net cash for operations.* Management believes that these actions will allow us to have sufficient cash to fund our operations for at least 12 months.*
     However, the Company does not have any revolving line of credit or other form of debt financing. If the economic environment does not improve in fiscal 2009 or early fiscal 2010 and, notwithstanding the Company’s cash management initiatives, more cash is needed to fund operations than expected, we may need to take additional actions.* These actions could include additional cost reduction measures and any number of possible cash generating activities, including exploring a sale-leaseback arrangement for our Chaska, Minnesota facility, entering into an asset-based lending arrangement, liquidating some or all of our remaining life insurance investments of $3.7 million, selling some or all of our currently illiquid ARS, possibly at a loss, or selling additional equity.* We can provide no assurance that any of these cash-generating activities will be available to us when needed, or if available, on terms that will be acceptable or in sufficient amounts. The sale of additional equity would likely result in additional dilution to our shareholders.* In addition, without substantial available capital, we may be unable to take advantage of strategic opportunities as they arise, such as investments in or acquisitions of businesses, products or technologies.*
Off-Balance Sheet Arrangements
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
     In December 2007, the FASB issued SFAS 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. We will be required to apply the guidance in SFAS 141R and SFAS 160 for any future business combinations beginning in the first quarter of fiscal 2010.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in our foreign-based affiliates. As of February 28, 2009, our investments included a 100% interest in our sales and service offices located in Europe and Asia and a 20% interest in Apprecia Technology, Inc. (formerly m•FSI LTD), which operates as a distributor for us in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.
     We have direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region and incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* As of February 28, 2009, we had not entered into any hedging activities and our foreign currency transaction gains and losses for the second quarter and first six months of fiscal 2009 were insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.
     We do not have significant exposure to changing interest rates as we currently have no long-term debt. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $112,000 based on our cash and cash equivalents, restricted cash and long-term marketable securities balances as of February 28, 2009.
     As of February 28, 2009, our investment portfolio included ARS reported at a fair value of $5.1 million after reflecting a $0.3 million other than temporary impairment against $5.4 million par value. ARS are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations. The interest rates of our ARS are reset every 28 days through an auction process and at the end of each reset period, investors can sell or continue to hold the securities at par.
     The ARS held by us are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. All ARS held by us are rated by the major independent rating agencies and carry investment grade ratings and have not experienced any payment defaults.
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
     We determined and recorded an other than temporary impairment of approximately $0.4 million in fiscal 2008. During the second quarter of fiscal 2009, $0.1 million of the other-than-temporary impairment was reversed on sales of $1.3 million ARS at par value. If the issuers of the ARS are unable to successfully close future auctions or do not redeem the ARS, or the United States government fails to support its guaranty of the obligations, we may be required to record additional impairment charges.
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
ITEM 1.A. Risk Factors
     There have not been any material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended August 30, 2008, except as set forth below.
Our common stock is at risk for delisting from the NASDAQ Global Market. If it is delisted, our stock price and the liquidity of our common stock may be impacted.
     Our stock price has been below $1.00 since September 2008. The NASDAQ initially waived the minimum $1.00 per share bid price requirement until January 16, 2009 and subsequently extended this waiver until June 30, 2009. If the bid price remains below $1.00 for 30 consecutive business days after June 30, 2009, we could receive notice from the NASDAQ Global Market stating that the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market under Marketplace Rule 4310(c)(4). Under NASDAQ Marketplace Rule 4310(c)(8)(D), we would then have 180 calendar days to regain compliance. If at any time after receiving the notice, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the NASDAQ Global Market would notify us that we have achieved compliance with the minimum bid price rule. However, if we did not regain compliance with the minimum bid price rule within the 180 calendar days, the NASDAQ Global Market would determine whether we met the initial listing criteria for the NASDAQ Capital Market other than the bid price requirement. If we met such criteria, we would be afforded an additional 180 calendar days in order to regain compliance with the minimum bid price rule.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
ITEM 3. Defaults upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Shareholders held on January 21, 2009, the shareholders approved the following:
(1)	Election of two Class I Directors to serve a three-year term. The nominated directors were elected as follows:

Director-Nominees	Votes For	Withheld
Donald S. Mitchell	22,434,148	6,018,338
James A. Bernards	22,734,534	5,717,952
Willem D. Maris, as a Class II Director, and Terrence W. Glarner and David V. Smith, as Class III Directors, continue to serve as our directors.

(2)	Proposal to amend our 2008 Omnibus Stock Plan to increase the aggregate number of shares of our common stock reserved for issuance thereunder by 500,000. The shareholders approved the proposal as follows:

Votes For	Votes Against	Abstained
11,659,582	4,818,859	21,553
(3)	Proposal to amend our Employees Stock Purchase Plan to increase the aggregate number of shares of our Common Stock reserved for issuance thereunder the Plan by 1,000,000. The shareholders approved the proposal as follows:

Votes For	Votes Against	Abstained
15,442,022	1,007,819	50,153
(4)	Proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending August 29, 2009. Our shareholders approved the proposal as follows:

Votes For	Votes Against	Abstained
26,881,429	1,516,091	54,966
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

DATE: April 9, 2009

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