Form 10-Q
period 2009-05-30
FSI INTERNATIONAL INC
filed 2009-07-01
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 30, 2009
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
☑ YES     ☐ NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ YES     ☐ NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES     ☑ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Common Stock, No Par Value — 31,160,000 shares outstanding as of June 29, 2009

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I. ITEM 1. FINANCIAL INFORMATION
FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MAY 30, 2009 AND AUGUST 30, 2008
ASSETS
(unaudited)
(in thousands)

	May 30,	August 30,
	2009	2008
Current assets:
Cash and cash equivalents	$5,261	$14,788
Restricted cash	663	275
Marketable securities	—	850
Trade accounts receivable, net of allowance for doubtful accounts of $116 and $128, respectively	10,819	9,614
Inventories, net	22,655	27,169
Other receivables	2,453	4,813
Prepaid expenses and other current assets	2,956	3,339

Total current assets	44,807	60,848

Property, plant and equipment, at cost	75,540	79,076
Less accumulated depreciation	(59,790)	(60,810)

	15,750	18,266

Restricted cash	—	500
Long-term marketable securities	4,458	6,447
Investment	460	460
Intangibles, net of accumulated amortization of $14,355 and $14,294, respectively	—	61
Other assets	1,071	1,071

Total assets	$66,546	$87,653

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MAY 30, 2009 AND AUGUST 30, 2008
(continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	May 30,	August 30,
	2009	2008

Current liabilities:
Trade accounts payable	$3,061	$4,305
Accrued expenses	8,630	10,392
Capital lease obligations	159	841
Customer deposits	25	7
Deferred profit	3,660	3,867

Total current liabilities	15,535	19,412

Long-term accrued expenses	639	583

Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized; none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 31,160 and 30,839 shares, at May 30, 2009 and August 30, 2008, respectively	226,437	226,352
Accumulated deficit	(177,518)	(159,967)
Accumulated other comprehensive loss	(1,118)	(997)
Other stockholders’ equity	2,571	2,270

Total stockholders’ equity	50,372	67,658

Total liabilities and stockholders’ equity	$66,546	$87,653

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MAY 30, 2009 AND MAY 31, 2008
(unaudited)
(in thousands, except per share data)

	May 30,	May 31,
	2009	2008

Sales	$15,424	$20,331
Cost of sales	11,111	9,852

Gross margin	4,313	10,479

Selling, general and administrative expenses	3,907	7,418
Research and development expenses	3,075	4,693

Operating loss	(2,669)	(1,632)

Interest expense	(8)	(36)
Interest income	36	201
Gain on sale of marketable securities	36	—
Other expense, net	(133)	(35)

Loss before income taxes	(2,738)	(1,502)

Income tax expense (benefit)	70	(98)

Net loss	$(2,808)	$(1,404)

Net loss per common share:
Basic	$(0.09)	$(0.05)
Diluted	$(0.09)	$(0.05)

Weighted average common shares — basic	31,160	30,656
Weighted average common shares — diluted	31,160	30,656
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MAY 30, 2009 AND MAY 31, 2008
(unaudited)
(in thousands, except per share data)

	May 30,	May 31,
	2009	2008

Sales	$36,308	$64,193
Cost of sales	26,161	34,902

Gross margin	10,147	29,291

Selling, general and administrative expenses	15,635	21,040
Research and development expenses	12,099	13,783

Operating loss	(17,587)	(5,532)

Interest expense	(38)	(112)
Interest income	228	759
Gain on sale of marketable securities	110	¯
Other (expense) income, net	(167)	170

Loss before income taxes	(17,454)	(4,715)

Income tax expense (benefit)	98	(163)

Net loss	$(17,552)	$(4,552)

Net loss per common share:
Basic	$(0.57)	$(0.15)
Diluted	$(0.57)	$(0.15)

Weighted average common shares — basic	31,016	30,605
Weighted average common shares — diluted	31,016	30,605
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 30, 2009 AND MAY 31, 2008
(unaudited)
(in thousands)

	May 30,	May 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(17,552)	$(4,552)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock compensation expense	331	441
Gain on sale of marketable securities	(110)	—
Depreciation	2,625	2,841
Amortization	61	327
Loss on disposition of fixed assets	52	—
Changes in operating assets and liabilities:
Restricted cash	112	(3)
Trade accounts receivable	(1,205)	1,722
Inventories	4,514	3,018
Prepaid expenses and other current assets	2,743	(434)
Trade accounts payable	(1,244)	437
Accrued expenses	(1,739)	(1,081)
Customer deposits	17	(993)
Deferred profit	(207)	1,268

Net cash (used in) provided by operating activities	(11,602)	2,991

INVESTING ACTIVITIES:
Capital expenditures	(158)	(1,463)
Purchases of marketable securities	—	(49,650)
Sales of marketable securities	2,950	50,150

Net cash provided by (used in) investing activities	2,792	(963)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	85	169
Principal payments on capital lease	(682)	(559)

Net cash used in financing activities	(597)	(390)

Effect of exchange rate changes on cash and cash equivalents	(120)	(24)

(Decrease) increase in cash and cash equivalents	(9,527)	1,614

Cash and cash equivalents at beginning of period	14,788	15,040

Cash and cash equivalents at end of period	$5,261	$16,654

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Description of business and summary of significant accounting policies
     Description of Business
     FSI International, Inc. (the “Company”) is a global supplier of surface conditioning equipment (process equipment that is used to etch and clean organic and inorganic materials from the surfaces of a silicon wafer), and technology and support services for microelectronics manufacturing. The Company’s broad portfolio of batch and single-wafer cleaning products includes process technologies for immersion (a method used to clean silicon wafers by immersing the wafers in multiple tanks filled with process chemicals), spray (sprays chemical mixtures, water and nitrogen in a variety of sequences on to the microelectronic substrate), vapor (utilizes gas phase chemistries to selectively remove sacrificial surface films) and cryokinetic cleaning (a momentum transfer process used to remove non-chemically bonded particles from the surface of a microelectronic device). The Company’s support services programs provide product and process enhancements to extend the life of installed FSI equipment.
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
     In April 2009, the FASB issued FASB Staff Position (“FSP”), FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which amends current other-than-temporary impairment guidance in generally accepted accounting principles in the United States (“ U.S. GAAP”) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s fiscal year ending August 29, 2009. The Company does not expect the implementation of FSP FAS 115-2 and FAS 124-2 to have an impact on its financial position and results of operations.
(2) Inventories, net
     Inventories, net are summarized as follows (in thousands):

	May 30,	August 30,
	2009	2008

Finished products	$11	$1,999
Work-in-process	9,741	11,314
Raw materials	12,903	13,856

	$22,655	$27,169

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(3) Accrued expenses
     Accrued expenses are summarized as follows (in thousands):

	May 30,	August 30,
	2009	2008

Salaries and benefits	$1,820	$1,934
Vacation	1,343	1,582
Realignment	2,243	1,991
Product warranty	1,959	2,757
Other	1,265	2,128

	$8,630	$10,392

See Note 8 for a discussion related to the realignment accrual.
(4) Supplementary cash flow information
     The following summarizes supplementary cash flow items (in thousands):

	Nine Months Ended
	May 30,	May 31,
	2009	2008

Income tax payments, net	$—	$26
Interest paid	38	112
Assets acquired by a capital lease	—	442
(5) Comprehensive loss
     Other comprehensive loss pertains to revenues, expenses, gains and losses that are not included in the net loss but rather are recorded directly in stockholders’ equity. The components of comprehensive loss are summarized as follows (in thousands):

	Quarters Ended		Nine Months Ended
	May 30,	May 31,	May 30,	May 31,
	2009	2008	2009	2008

Net loss	$(2,808)	$(1,404)	$(17,552)	$(4,552)
Unrealized losses on marketable securities	—	(398)	—	(398)
Foreign currency translation	(69)	294	(121)	(24)

Comprehensive loss	$(2,877)	$(1,508)	$(17,673)	$(4,974)

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(6) Stock-based compensation
     Stock-based compensation expense for stock options granted or vested under the Company’s stock incentive plans and employees stock purchase plan (“ESPP”) was reflected in the statements of operations for the third quarter and first nine months of each of fiscal 2009 and 2008 as follows (in thousands):

	Quarters Ended		Nine Months Ended
	May 30,	May 31,	May 30,	May 31,
	2009	2008	2009	2008

Cost of sales	$13	$17	$32	$31
Selling, general and administrative	84	110	232	312
Research and development	35	41	67	98

	$132	$168	$331	$441

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it expect to pay dividends in the foreseeable future.
     The following assumptions were used to estimate the fair value of options granted during the first nine months of fiscal 2009 and fiscal 2008 using the Black-Scholes option-pricing model:

	Nine Months Ended
	May 30,	May 31,
	2009	2008
Stock options:
Volatility	72.1%	68.7%
Risk-free interest rate	1.8%	3.1%
Expected option life	5.5	5.5
Stock dividend yield	—	—

ESPP:
Volatility	73.3%	68.7%
Risk-free interest rate	0.3%	3.3%
Expected option life	0.5	0.5
Stock dividend yield	—	—
     There were no stock options granted under the Company’s option plan or under the ESPP in the third quarter of fiscal 2009 or 2008.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     A summary of option activity for the first nine months of fiscal 2009 is as follows (in thousands, except price per share and contractual term):

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value

Outstanding as of August 30, 2008	3,679	$6.58
Options granted	261	0.37
Options forfeited	(54)	1.77
Options expired	(354)	6.84
Options exercised	—	—

Outstanding as of May 30, 2009	3,532	$6.16	4.3	—

Exercisable as of May 30, 2009	3,088	$6.88	3.6	—

     There were no options exercised during the third quarter or the first nine months of fiscal 2009 or 2008. The total intrinsic values of options outstanding and exercisable as of May 30, 2009 were insignificant.
     A summary of the status of the Company’s unvested options as of May 30, 2009 is as follows (in thousands, except fair value amounts):

		Weighted-average
	Number of	Grant-Date Fair
	Shares	Value

Unvested at August 30, 2008	428	$1.51
Options granted	261	0.23
Options forfeited	(54)	1.11
Options vested	(191)	1.62

Unvested at May 30, 2009	444	$0.75

     As of May 30, 2009, there was $326,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 0.9 years. The total fair value of option shares vested was $132,000 during the third quarter of fiscal 2009, $331,000 during the first nine months of fiscal 2009, $168,000 during the third quarter of fiscal 2008, and $441,000 during the first nine months of fiscal 2008.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(7) Product Warranty
     Warranty provisions and claims for the quarters and nine months ended May 30, 2009 and May 31, 2008 were as follows (in thousands):

	Quarters Ended		Nine Months Ended
	May 30,	May 31,	May 30,	May 31,
	2009	2008	2009	2008

Beginning balance — warranty accrual	$2,196	$3,426	$2,757	$3,811
Warranty provisions	41	275	353	728
Warranty claims	(278)	(563)	(1,151)	(1,401)

Ending balance — warranty accrual	$1,959	$3,138	$1,959	$3,138

(8) Cost Reductions and Realignment
     In the second quarter of fiscal 2009, the Company committed to a plan of additional cost reduction actions, including the reduction of headcount, salary reductions and scheduled plant shutdowns.
     The fiscal 2009 severance and outplacement costs are summarized as follows (in thousands):

	Amount	Amount Paid
	Charged	Through	Accrual at
	Fiscal 2009	May 30, 2009	May 30, 2009
Selling, general and administrative expenses	$1,168	$371	$797
Research and development expenses	967	230	737
Cost of goods sold	698	182	516

Total	$2,833	$783	$2,050

     In fiscal 2008, the Company committed to a plan to reduce its headcount.
     The fiscal 2008 severance and outplacement costs are summarized as follows (in thousands):

	Amount	Amount Paid
	Charged	Through	Accrual at
	Fiscal 2008	May 30, 2009	May 30, 2009
Selling, general and administrative expenses	$1,314	$1,121	$193
Research and development expenses	536	536	—
Cost of goods sold	142	142	—

Total	$1,992	$1,799	$193

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(9) Marketable Securities and Impairment of Investment
     As of May 30, 2009, the Company had investments in taxable auction rate securities (“ARS”) reported at a fair value of $4.5 million after reflecting a $0.2 million other than temporary impairment against $4.7 million par value. The other than temporary impairment was recorded in other expense in fiscal 2008. The Company valued the majority of ARS using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements.
     The ARS held by the Company are marketable securities with long-term stated maturities for which the interest rates are reset through a Dutch auction every 28 days. The auctions have historically provided a liquid market for these securities as investors historically could readily sell their investments at auction. Due to the liquidity issues experienced in global credit and capital markets, the ARS held by the Company have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. During fiscal 2008, $0.8 million of the ARS held by the Company were partially redeemed. In the third quarter of fiscal 2009, the Company redeemed $0.7 million par value of ARS for $0.7 million and the Company recorded a gain of $36,000, which reversed the previously recorded impairment related to these securities. During the first nine months of fiscal 2009, the Company redeemed $3.0 million par value of ARS at $3.0 million and the Company recorded a gain of $0.1 million, which reversed the previously recorded impairment related to these securities.
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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(10) Income Taxes
     As of August 26, 2007, the Company adopted the provisions of the FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” As of both May 30, 2009 and August 30, 2008, the Company had $0.6 million of liabilities recorded related to unrecognized tax benefits. Included in the liability balance as of May 30, 2009 are approximately $0.5 million of unrecognized tax benefits that, if recognized, will affect the Company’s effective tax rate. Accrued interest and penalties on these unrecognized tax benefits were $0.1 million as of both May 30, 2009 and August 30, 2008. The Company recognizes potential interest and penalties related to income tax positions, if any, as a component of provision for income taxes on the consolidated statements of operations. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the next twelve months.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. The Company is subject to U.S. federal tax, state tax and foreign tax examinations by tax authorities for fiscal years after 2002. Income tax examinations that the Company may be subject to for the various state and foreign taxing authorities vary by jurisdiction. During the third quarter and first nine months of fiscal 2008, the Company effectively settled tax audits in foreign tax jurisdictions which resulted in a $0.1 million and $0.4 million, respectively, decrease in the accrual for unrecognized tax benefits. The benefits were partially offset by state income tax expense.
     The Company recorded income tax expense of $70,000 in the third quarter of fiscal 2009 and $98,000 in the first nine months of fiscal 2009. The income tax expense in the fiscal 2009 periods related primarily to foreign taxes. The Company recorded an income tax benefit of $98,000 in the third quarter of fiscal 2008 and $163,000 in the first nine months of fiscal 2008. The income tax benefits in the fiscal 2008 periods related to tax positions that were effectively settled with tax authorities during the second and third quarters of fiscal 2008, which were partially offset by state income tax expense.
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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(12) Share Repurchase Plan
     In October 2008, the Company authorized the repurchase of up to $3 million of the Company’s common stock to be effected from time to time in transactions in the public markets or in private purchases. The timing and extent of any repurchases will depend upon market conditions, the trading price of the Company’s shares and other factors, subject to the restrictions relating to volume, price and timing of share repurchases under applicable law. The repurchase program may be modified, suspended or terminated at any time by the Company without notice. The Company did not repurchase any of its common stock during the first nine months of fiscal 2009.
(13) Liquidity
     As of May 30, 2009, the Company had $10.4 million of cash, cash equivalents, restricted cash and marketable securities, of which $4.5 million are classified as long-term due to the lack of liquidity of the ARS as discussed in Note 9. During the first nine months of fiscal 2009, the Company used approximately $11.6 million for operations. The Company also liquidated approximately $2.4 million of life insurance investments in the first nine months of fiscal 2009. The cash usage was primarily related to funding the loss from operations.
     In light of its current financial condition, the Company recognized the need to reduce its use of cash and has implemented a number of cost reduction steps, as discussed further in Note 8. The Company’s actions in fiscal 2009 are expected to lower the Company’s annual operating expenses by $11 to $12 million, which is expected to reduce the cash flow breakeven revenue level to approximately $12 to $14 million per quarter, depending on the gross margins and the timing of shipments and accounts receivable collections. In addition, the Company plans to manage cash flows by reducing capital expenditures to less than $300,000 in fiscal 2009 and to aggressively improve its working capital levels in the second half of fiscal 2009. Management believes that these actions will allow the Company to have sufficient cash to fund its operations through at least fiscal 2010.
     The Company currently does not have any revolving line of credit or other form of debt financing. If the economic environment does not improve in fiscal 2009 or early fiscal 2010, and, not withstanding the Company’s cash management initiatives, if more cash is needed to fund the Company than expected, the Company may need to take additional actions. These actions could include entering into a sale-leaseback arrangement for its facility in Chaska, Minnesota, entering into an asset-based lending arrangement, borrowing up to $3.2 against or liquidating its remaining life insurance investments of $3.5 million and/or borrowing up to 50% against or selling some or all of its currently illiquid ARS, possibly at a loss, selling additional equity,or other cash generating actions. If the Company must engage in any of the foregoing cash generating actions, there is no assurance that any such actions will be available to the Company, particularly those relating to third-party financing arrangements. Further, there is no assurance on the amount of cash that may be generated as a result of these actions, or whether the amount of cash received will be sufficient to cover the Company’s operating expenses at such time. The sale of additional equity would likely result in additional dilution to the Company’s shareholders.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information in this report, except for the historical information, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These forward-looking statements include, but are not limited to, expected annual cost savings, expected breakeven revenue level, expected cash flow revenue level, expected orders; expected revenues; expected financial results; expected cash usage and other expected financial performance measures for the fourth quarter of fiscal 2009. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include, but are not limited to, changes in industry conditions; order delays or cancellations; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the level of new orders; the financial condition of our customers and their ability to pay; the timing and success of current and future product and process development programs; the success of our direct distribution organization; legal proceedings; the potential impairment of long-lived assets; and the potential adverse financial impacts resulting from declines in the fair value and liquidity of investments we presently hold; as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors set forth in our Form 10-K for the fiscal year ended August 30, 2008. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.
     This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report.
Industry
     In June 2009, a leading industry analyst, Gartner, Inc. (“Gartner”) revised upward its semiconductor demand forecast for calendar 2009. They now predict that demand for semiconductors will decrease approximately 22.4 percent this year from the $255 billion calendar 2008 level. In March 2009, Gartner was predicting a 24.1 percent decline for calendar 2009. Demand for semiconductors decreased 4.1 percent in calendar 2008 when compared to 2007. Similar to 2008, the calendar 2009 decline is expected to occur across all device types as consumer and corporate demand for microelectronics is expected to remain weak due to high unemployment, continued low housing prices and weak consumer confidence.
     Some semiconductor producers are shutting down less productive factories and consolidation and joint venture partner changes are occurring. These activities are expected to impact the availability of used equipment and modify the wafer fabrication equipment spending level for some customers. Increasingly, chip producers are adopting fabrication light or outsourcing philosophies in an effort to transition from a fixed to a variable manufacturing cost model. Restocking orders are improving for a number of device manufacturers, however, the sustainability of these orders is less certain; therefore, they remain cautious with respect to capacity spending. Another sign of stabilization in the semiconductor industry is improving facility utilization rates, especially for foundries. In June 2009, VSLI Research reported that the worldwide factory utilization rate was 79.8 percent in May 2009 as compared to 59.1 percent in February.
     Total wafer fabrication equipment spending in calendar 2009 is expected to decrease 47 percent, as recently forecasted by Gartner. This is after an approximately 30 percent decline in calendar 2008 from calendar 2007. However, analysts are becoming more optimistic that orders for wafer fabrication equipment will sequentially improve each quarter for the remainder of calendar 2009. In June 2009, Gartner revised its calendar 2010 wafer fabrication equipment forecast, and is now reflecting an increase of 26.4 percent from calendar 2009, as compared to an increase of 17.1 percent when they last released their forecast. The change reflects increasing demand for semiconductors and improved factory utilization for many of the device producers, as well as increased investment in equipment needed for next generation devices.
     In summary, cautious investment patterns remain, however, several device manufacturers are at least discussing capacity increases. The primary investments that are being considered are for leading edge and future technology nodes and productivity improvement. In addition, device producers are asking equipment manufacturers to provide evaluation systems, price concessions or extended payment terms as they deal with the impact that the global economic situation has had on their business.
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
     If we determine that the carrying amount of long-lived assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique. Net long-lived assets amounted to $15.8 million as of May 30, 2009.
     In fiscal 2008, we had positive cash flows from operations. In the first nine months of fiscal 2009, we did not generate positive cash flows from operations. If we do not return to positive cash flows from operations and generate cash flows in excess of the carrying amount of our long-lived assets, future impairments of those assets may occur.*
     Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets and the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates. These estimates are subject to some uncertainty due to the current economic conditions.
     We did not recognize any impairment charges for our long-lived assets during the third quarters or the first nine months of fiscal 2009 or 2008. We currently believe the fair value of those long-lived assets exceeds the carrying amount.
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
     Since we recorded the POLARIS® systems product inventory provisions primarily as a result of the wind-down of our microlithography business in the second quarter of fiscal 2003, we have had cumulative sales of POLARIS systems product inventory that had previously been written down to zero and reductions in inventory buyback requirements of approximately $11.0 million and have disposed of approximately $6.8 million of POLARIS systems product inventory. The original cost of POLARIS systems product inventory available for sale or to be disposed of as of May 30, 2009 that has been written down to zero was approximately $8.7 million.
Allowance for Doubtful Accounts Estimation
     Management must estimate the uncollectibility of our accounts receivable. The most significant risk is a sudden unexpected deterioration in financial condition of a significant customer who is not considered in the allowance. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Results could be materially impacted if the financial condition of a significant customer deteriorated and related accounts receivable are deemed uncollectible. Accounts receivable are written off after management determines that they are uncollectible. As of the end of the third quarter of fiscal 2009, our accounts receivable included $2.0 million attributable to a past due receivable with a customer in Asia. The customer has delayed payment due to their cash flow issues and lower than expected capacity utilization. We still believe that this receivable is collectible and will continue to monitor the situation closely.*
Stock-Based Compensation
     We utilize the Black-Scholes option-pricing model to estimate fair value of each award on the date of grant. The Black-Scholes model requires the input of certain assumptions that involve management judgment. Key assumptions that affect the calculation of fair value include the expected life of stock-based awards and our stock price volatility. Additionally, we expense only the fair value those shares expected to vest. The assumptions used in calculating the fair value of stock-based awards and the forfeiture rate of such awards reflect management’s best estimates. However, circumstances may change and additional data may become available over time, which could result in changes to these assumptions that materially impact the fair value determination of their estimated rate of forfeiture.
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
     We adopted the provisions of FASB Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” during the first quarter of fiscal 2008, which had no impact on our financial position or results of operation. There was no change in the accrual for unrecognized tax benefits for the third quarter and for the first nine months of fiscal 2009. During the third quarter and first nine months of fiscal 2008, we effectively settled tax audits in foreign tax jurisdictions which resulted in a $0.1 million and $0.4 million, respectively, decrease in the accrual for unrecognized tax benefits. The benefits were partially offset by state income tax expense.
THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2009 COMPARED TO THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2008
The Company
     The following table sets forth on a consolidated basis, for the fiscal period indicated, certain income and expense items as a percent of total sales.

	Percent of Sales		Percent of Sales
	Quarter Ended		Nine Months Ended
	May 30,	May 31,	May 30,	May 30,
	2009	2008	2009	2008

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.0	48.5	72.1	54.4

Gross margin	28.0	51.5	27.9	45.6
Selling, general and administrative	25.3	36.4	43.1	32.8
Research and development	20.0	23.1	33.3	21.4

Operating loss	(17.3)	(8.0)	(48.5)	(8.6)
Other (expense) income, net	(0.4)	0.6	0.4	1.3

Loss before income taxes	(17.7)	(7.4)	(48.1)	(7.3)
Income tax expense (benefit)	0.5	(0.5)	0.3	(0.2)

Net loss	(18.2)%	(6.9)%	(48.4)%	(7.1)%

Sales Revenue and Shipments
     Sales revenue decreased to $15.4 million for the third quarter of fiscal 2009 as compared to $20.3 million for the third quarter of fiscal 2008. The decrease in sales revenue related to a decrease in shipments from $20.5 million in the third quarter of fiscal 2008 to $13.0 million in the third quarter of fiscal 2009 associated with industry conditions. Sales revenue decreased to $36.3 million for the first nine months of fiscal 2009 as compared to $64.2 million for the first nine months of fiscal 2008. The decrease in sales revenue related to a decrease in shipments from $64.8 million in the first nine months of fiscal 2008 to $35.3 million in the first nine months of fiscal 2009 associated with industry conditions.
     Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Therefore, depending on the timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or sales revenue may exceed shipments.
     International sales revenues were $9.9 million, representing 64% of total sales, during the third quarter of fiscal 2009 and $14.1 million, representing 70% of total sales, during the third quarter of fiscal 2008. International sales were $25.5 million, representing 70% of total sales, during the first nine months of fiscal 2009 and $49.0 million, representing 76% of total sales, during the first nine months of fiscal 2008.

     We expect fourth quarter of fiscal 2009 revenues to be between $12 and $15 million.* A portion of the expected revenue is subject to obtaining new orders and timely acceptance from our customers for certain shipments. Orders are subject to cancellation.
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
     Gross margin as a percentage of sales for the third quarter of fiscal 2009 was 28.0% as compared to 51.5% for the third quarter of fiscal 2008. Gross margin as a percentage of sales for the first nine months of fiscal 2009 was 27.9% as compared to 45.6% for the first nine months of fiscal 2008. The decreases in gross margin related primarily to product mix with a significant portion of the fiscal 2009 period revenue related to initial placements of our new product and to increases in manufacturing variances associated with the lower manufacturing utilization as a result of lower production and shipment levels. Gross margins were also impacted by higher inventory reserves of $0.8 million in the third quarter of fiscal 2009 and $1.2 million in the first nine months of fiscal 2009, as compared to the prior year periods.
     The change in margins was also impacted by the usage of POLARIS Systems product inventory that had previously been written down to zero. During the third quarters of fiscal 2009 and 2008, we had sales of POLARIS Systems product inventory with an original cost of $90,000 and $185,000, respectively, that had previously been written down to zero. During the first nine months of fiscal 2009 and 2008, we had sales of POLARIS Systems product inventory with an original cost of $347,000 and $854,000, respectively, that had previously been written down to zero.
     We will continue to try to sell the impaired inventory to our customers as spares, refurbished systems and upgrades to existing systems. If unsuccessful, some of the items will be disposed. Any significant sales of the impaired inventory will be disclosed. Gross margins will be favorably impacted if inventory carried at a reduced cost is sold.
     Gross margins for the fourth quarter of fiscal 2009 are expected to be between 35% and 38% of revenues based upon expected product and geographic sales mix and anticipated improved manufacturing utilization.*
Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased to $3.9 million for the third quarter of fiscal 2009 as compared to $7.4 million for the third quarter of fiscal 2008. Selling, general and administrative expenses were $15.6 million for the first nine months of fiscal 2009 as compared to $21.0 million for the same period in fiscal 2008. The decreases in selling, general and administrative expenses for fiscal 2009 periods related primarily to the cost reduction initiatives associated with reductions in headcount and salary reductions taken in fiscal 2009 and improved service technician utilization rates. The decreases were net of $1.2 million of severance expense recorded in the first nine months of fiscal 2009. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a discussion of these actions.
     We expect selling, general and administrative expenses in the fourth quarter of fiscal 2009 to be in the range of $3.8 to $4.0 million.*

Research and Development Expenses
     Research and development expenses were $3.1 million for the third quarter of fiscal 2009 as compared to $4.7 million for the third quarter in fiscal 2008. Research and development expenses were $12.1 million for the first nine months of fiscal 2009 as compared to $13.8 million for the same period in fiscal 2008. The decreases related primarily to the cost reduction initiatives associated with reductions in headcount and salary reductions taken in fiscal 2009. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a discussion of these actions.
     Research and development expenses for the fourth quarter of fiscal 2009 are expected to be in the range of $2.9 to $3.1 million as we continue to invest in new application and product development programs and provide support for product evaluations at customer locations along with laboratory demonstrations.*
Income Taxes
     We recorded income tax expense of $70,000 in the third quarter of fiscal 2009 and $98,000 in the first nine months of fiscal 2009. The income tax expense in the fiscal 2009 periods related primarily to foreign taxes. We recorded an income tax benefit of $98,000 in the third quarter of fiscal 2008 and $163,000 in the first nine months of fiscal 2008. The income tax benefits in the fiscal 2008 periods related to tax positions that were effectively settled with tax authorities during the second and third quarters of fiscal 2008, which were partially offset by state income tax expense.
     Our deferred tax assets on the balance sheet as of May 30, 2009 have been fully reserved with a valuation allowance. We do not expect to reverse our valuation allowance until we are consistently profitable on a quarterly basis.*
     We have net operating loss carryforwards for federal income tax purposes of approximately $179.0 million, which will begin to expire in fiscal year 2011 through fiscal 2029 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year.
Net Loss
     Net loss was $2.8 million in the third quarter of fiscal 2009, as compared to a net loss of $1.4 million in the third quarter of fiscal 2008. Net loss was $17.6 million for the first nine months of fiscal 2009, as compared to a net loss of $4.6 million for the first nine months of fiscal 2008.
     Assuming that we can achieve the projected revenue, gross margin and operating expense levels, we expect to report net loss of $1.0 to $2.0 million for the fourth quarter of fiscal 2009.*
Liquidity and Capital Resources
     Cash and cash equivalents, restricted cash and marketable securities were approximately $10.4 million as of May 30, 2009, a decrease of $12.5 million from the end of fiscal 2008. The decrease was primarily due to $11.6 million of cash used in operations attributable to losses, the timing of shipments and to fund severance costs. This decrease was net of $2.4 million of proceeds from the surrender of certain of our life insurance investments.
     As of May 30, 2009, we had investments in ARS reported at a fair value of $4.5 million after reflecting a $0.2 million other than temporary impairment against $4.7 million par value. The other than temporary impairment was recorded in other expense for fiscal 2008. We value the majority of our ARS using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements.

     The ARS we hold are marketable securities with long-term stated maturities for which the interest rates are reset through a Dutch auction every 28 days. The auctions have historically provided a liquid market for these securities as investors historically could readily sell their investments at auction. Due to the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. During fiscal 2008, $0.8 million of ARS were partially redeemed. An additional $3.0 million were redeemed in the first nine months of fiscal 2009. In the third quarter of fiscal 2009, we redeemed $0.7 million par value of ARS for $0.7 million and recorded a gain of $36,000.
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
     In addition, these ARS may not provide the liquidity to us as we need it, and it could take until the final maturity of the underlying notes (from 5 to 35 years) to realize our investments’ recorded value. Currently, there is a very limited market for any of these securities and any liquidation at this time, if possible, would likely be at a significant discount.
     Accounts receivable increased by $1.2 million from $9.6 million at the end of fiscal 2008 to $10.8 million as of May 30, 2009. The increase in accounts receivable related primarily to a past due receivable with a customer in Asia. Accounts receivable will fluctuate from quarter to quarter, depending on individual customers’ timing of shipment dates and payment terms. In certain situations, extended payment terms may be granted to customers.
     Inventory decreased to $22.7 million at May 30, 2009 as compared to $27.2 million at the end of fiscal 2008. The decrease in inventory was due to decreases in finished goods related to demonstration tool acceptance and raw materials associated with inventory management. Inventory provisions were $16.2 million at May 30, 2009 as compared to provisions of $15.9 million at the end of fiscal 2008. The increase in the inventory provisions related primarily to industry conditions.
     Trade accounts payable decreased to $3.1 million as of May 30, 2009 as compared to $4.3 million at the end of fiscal 2008. The decrease in trade accounts payable related primarily to the timing of inventory receipts and vendor payments.
     As of May 30, 2009, our current ratio of current assets to current liabilities was 2.9 to 1.0 and working capital was $29.3 million.

     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments due by period
		Less than			More than 5
	Total	1 Year	1-3 years	3-5 years	years
Contractual Obligations:
Operating lease obligations	$953	$559	$389	$5	$—
Capital lease obligations	159	159	—	—	—
Purchase obligations	2,506	2,506	—	—	—
Royalty obligations	88	88	—	—	—
Other long-term commitments (1)	1,575	200	500	500	375

Total	$5,281	$3,512	$889	$505	$375

(1)	Other long-term commitments represent payments related to minimum royalty payments or discounts granted under a license agreement.
     The contractual obligations table does not include $0.6 million of accruals for unrecognized tax benefits, as the timing of payments or reversals is uncertain.
     Capital expenditures were approximately $158,000 in the first nine months of fiscal 2009 and $1.5 million in the first nine months of fiscal 2008. We expect total capital expenditures to be less than $150,000 in the fourth quarter of fiscal 2009.* Depreciation and amortization for the fourth quarter of fiscal 2009 is expected to be between approximately $0.8 million to $0.9 million.*
     In October 2008, we authorized the use of up to $3 million of our cash to repurchase outstanding shares of our common stock to be effected from time to time in transactions in the public markets or in private purchases. The timing and extent of any repurchases will depend upon market conditions, the trading price of our shares and other factors, subject to the restrictions relating to volume, price and timing of share repurchases under applicable law. The repurchase program may be modified, suspended or terminated at any time by us without notice. We did not repurchase any of our common stock during the first nine months of fiscal 2009.
     In light of our current financial condition, we have recognized the need to reduce our use of cash and have implemented a number of cost reduction steps, as discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements. Our cost reduction actions in fiscal 2009 are expected to lower our annual operating expenses by $11 to $12 million, which is expected to reduce our cash flow breakeven revenue level to approximately $12 to $14 million per quarter, depending on the gross margins and the timing of shipments and accounts receivable collections.* In addition, we plan to manage cash flows by reducing capital expenditures to less than $300,000 in fiscal 2009 and to aggressively improve our working capital levels in the second half of fiscal 2009.* For the fourth quarter of fiscal 2009, we anticipate using less than $1.0 million of net cash for operations.* Management believes that these actions will allow us to have sufficient cash to fund our operations through at least fiscal 2010.*
     We do not have any revolving line of credit or other form of debt financing. If the economic environment does not improve in fiscal 2009 or early fiscal 2010 and, notwithstanding our cash management initiatives, more cash is needed to fund operations than expected, we may need to take additional actions.* These actions could include additional cost reduction measures and possible cash generating activities, including exploring a sale-leaseback arrangement for our Chaska, Minnesota facility, entering into an asset-based lending arrangement, borrowing up to $3.2 million against or liquidating our remaining life insurance investments of $3.5 million, borrowing up to 50% against or selling some or all of our currently illiquid ARS, possibly at a loss, or selling additional equity.* We can provide no assurance that any of these cash-generating activities will be available to us when needed, or if available, on such terms that will be acceptable or in sufficient amounts to cover our operating expenses at such time. The sale of additional equity would likely result in additional dilution to our shareholders.* In addition, without substantial available capital, we may be unable to take advantage of strategic opportunities as they arise, such as investments in or acquisitions of businesses, products or technologies.*
Off-Balance Sheet Arrangements
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
     In April 2009, the FASB issued FASB Staff Position (“FSP”), FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which amends current other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 AND FAS 124-2 are effective for our fiscal year ending August 29, 2009. We do not expect the implementation of FSP FAS 115-2 and FAS 124-2 to have an impact on our financial position and results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in our foreign-based affiliates. As of May 30, 2009, our investments included a 100% interest in our sales and service offices located in Europe and Asia and a 20% interest in Apprecia Technology, Inc. (formerly m•FSI LTD), which operates as a distributor for us in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.
     We have direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region and incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* As of May 30, 2009, we had not entered into any hedging activities and our foreign currency transaction gains and losses for the third quarter and first nine months of fiscal 2009 were insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.

     We do not have significant exposure to changing interest rates as we currently have no long-term debt. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $104,000 based on our cash and cash equivalents, restricted cash and long-term marketable securities balances as of May 30, 2009.
     As of May 30, 2009, our investment portfolio included ARS reported at a fair value of $4.5 million after reflecting a $0.2 million other than temporary impairment against $4.7 million par value. ARS are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations. The interest rates of our ARS are reset every 28 days through an auction process and at the end of each reset period, investors can sell or continue to hold the securities at par.
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
     We determined and recorded an other than temporary impairment of approximately $0.4 million in fiscal 2008. During the first nine months of fiscal 2009, $0.1 million of the other-than-temporary impairment was reversed on sales of $3.0 million ARS at par value. If the issuers of the ARS are unable to successfully close future auctions or do not redeem the ARS, or the United States government fails to support its guaranty of the obligations, we may be required to record additional impairment charges.
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
     Our stock price has been below $1.00 since September 2008. The NASDAQ initially waived the minimum $1.00 per share bid price requirement until January 16, 2009 and subsequently extended this waiver until July 19, 2009. If the bid price remains below $1.00 for 30 consecutive business days after July 19, 2009, we could receive notice from the NASDAQ Global Market stating that the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market under Marketplace Rule 4310(c)(4). Under NASDAQ Marketplace Rule 4310(c)(8)(D), we would then have 180 calendar days to regain compliance. If at any time after receiving the notice, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the NASDAQ Global Market would notify us that we have achieved compliance with the minimum bid price rule. However, if we did not regain compliance with the minimum bid price rule within the 180 calendar days, the NASDAQ Global Market would determine whether we met the initial listing criteria for the NASDAQ Capital Market other than the bid price requirement. If we met such criteria, we would be afforded an additional 180 calendar days in order to regain compliance with the minimum bid price rule.
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

DATE: July 1, 2009

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