Form 10-K
period 2009-08-29
FSI INTERNATIONAL INC
filed 2009-11-12
CIK 841692

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 29, 2009
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
Common Stock, no par value
Name of Exchange on which registered:
NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐  No ☑

Indicate by a check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐  No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by a checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes ☐  No ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price on February 27, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Market, was approximately $7,700,000. Shares of common stock held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This amount is provided only for purposes of this report on Form 10-K and does not represent an admission by the Registrant or any such person as to the status of such person.

As of October 30, 2009, the Registrant had issued and outstanding 31,636,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on January 20, 2010 and to be filed within 120 days after the Registrant’s fiscal year ended August 29, 2009, are incorporated by reference into Part III of this Form 10-K Report. (The Audit and Finance Committee Report and the Compensation Committee Report of the Registrant’s proxy statement are expressly not incorporated by reference herein.)

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

The Company

FSI International, Inc., a Minnesota corporation organized in 1973 (“FSI”, the “Company”, “we”, “us”), designs, manufactures, markets and supports equipment used in the fabrication of microelectronics, such as advanced semiconductor devices. In fiscal 2009, we provided surface conditioning technology solutions and microlithography systems and support services to worldwide manufacturers of integrated circuits. FSI manufactures, markets and supports surface conditioning equipment that uses wet, cryogenic and other chemistry techniques to clean, strip or etch the surfaces of silicon wafers and supplies refurbished microlithography products that are used to deposit and develop light sensitive films. FSI’s business is supported by service groups that provide finance, human resources, information services, sales and service, marketing and other administrative functions.

FSI directly sells and services our products in North America, Europe, and the Asia Pacific region, except for Japan. In Japan, our products are sold and serviced through Apprecia Technology, Inc. (“Apprecia”) (formerly known as m•FSI LTD), a company in which FSI maintains a 20 percent equity ownership. See Note 3 of the Notes to Consolidated Financial Statements for a discussion of our equity ownership in Apprecia.

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

According to Gartner, Inc., a leading semiconductor equipment industry group, purchases of semiconductor equipment by microelectronics manufacturers totaled $30.7 billion in calendar 2008. Based upon the most recent Gartner Group forecast (made in September 2009), spending on semiconductor equipment is expected to decrease by 48% to $16 billion in calendar 2009 but increase in calendar year 2010 by 39% to $22.2 billion.*

Products

The sales mix between system sales and spare parts and service sales has varied from year to year. The following table sets forth, for the periods indicated, the amount of revenues and approximate percentages of our total revenues for systems and spare parts and service:

	Fiscal Year Ended
	August 29,		August 30,		August 25,
	2009		2008		2007
	(Dollars in thousands)

Systems	$32,879	65.1%	$51,365	65.6%	$85,444	73.5%
Spare parts and service	17,605	34.9%	26,891	34.4%	30,789	26.5%

	$50,484	100.0%	$78,256	100.0%	$116,233	100.0%

Systems

Our surface conditioning (“SC”) systems perform etching and cleaning operations for:

•	front-end-of-line (“FEOL”) fabrication steps, where integrated circuits or transistors are formed in and on the substrate during the manufacturing process;

•	back-end-of-line (“BEOL”) fabrication steps, where metal wiring levels are formed on the surface of the wafer and are connected to the transistors; and

•	wafer-level packaging surface preparation, including cleaning, etching and stripping functions necessary to fabricate solder bumps or other terminal structures needed to connect the chip to the circuit board.

Today’s most advanced integrated circuit (“IC”) manufacturing involves more than 100 surface preparation steps. Many factors are considered when designing and optimizing a surface preparation process to meet a particular application need. These factors can include:

•	cleaning and etching goals, which are related to the removal of wafer contaminants and films;

•	selectivity goals, which are related to leaving desired films and structures intact; and

•	manufacturing goals, which are related to cost, productivity, safety and environmental concerns.

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

The ZETA® System is a fully-automated batch spray processor currently available in configurations for both 200 and 300mm wafers. The advanced process controls, process capability and automation are ideal for leading technology nodes, particularly from 90 nanometers (“nm”) down to 32nm and below. Our ZETA products provide a reliable, automated environment to move wafers to and from the process chamber. This tool’s multi-chemical flow system allows for a wide range of chemical blend ratios. The system is also available in a lower cost semi-automated configuration capable of processing 150 or 200mm wafers.

Introduced in 2006, and offered on ZETA systems, our ViPRtm technology provides the industry with an all-wet non-ashing implanted resist strip process. Ashing is a method of stripping photoresist using an excited gas such as oxygen plasma, ozone or hydrogen-containing plasma. Ashing can cause surface damage and undesired material loss. ViPR provides a non-ashing alternative stripping methodology by raising the process chemistry temperature and reactivity higher than the traditional processes. The ViPR process is accomplished through FSI’s patented steam injection chemistry.

In 2008, our ViPR technology was expanded to include stripping of unreacted metals for metal silicide process steps most notably the nickel platinum silicide process which traditionally used hazardous aqua regia chemistry. Aqua regia (a mixture of nitric acid and hydrochloric acid) is also known to attack nickel platinum silicide degrading 45 and 32nm device performance. ViPR has demonstrated its ability to efficiently strip the unreacted metals without attacking the silicide layer.

The MERCURY® System is a semi-automated batch spray processor designed for wafer sizes up to 200mm in diameter and process technologies through the 90nm node. The system has been widely adopted by the IC manufacturing industry, with nearly 1000 systems shipped to numerous customers since its introduction. Mercury systems offer the benefits of high performance cleans, etches and strips with the added advantage of low capital cost and low cost of ownership and a very small footprint.

Single Wafer Cleaning Systems.  Our newest platform, the ORION® Single Wafer Cleaning System, is for cleaning 300mm semiconductor wafers in a closed chamber, single wafer environment. The ORION platform uses FSI’s core technologies, including ViPR technology, in-line chemical blending, energetic aerosol chemical and water delivery, recipe driven process flexibility and closed chamber environmental control. Its small footprint modular design has the flexibility to enable clustering of different chamber types and the extendibility to add modules to increase maximum throughput. In addition to offering a highly productive and space efficient cleaning solution, the system’s unique closed chamber permits control of the environment in which the wafer is processed. Benefits include elimination of water marks, reduction of oxidation and related material loss, prevention of galvanic corrosion of metal film stacks, and the use of our proprietary ViPRtm Technology to strip implanted photoresist and salicide metal residues.

Since its introduction, ORION systems have proven to enable BEOL copper / low-k interconnect cleans and accepted for 45nm and 32nm manufacturing. ORION systems are also currently being used in 22nm development activities.

CryoKinetic Processing Systems.  Our ANTARES® CryoKinetic Cleaning System is a fully automated, single-wafer cleaning platform designed for 200 and 300mm wafers. CryoKinetic cleaning is a physical energy transfer process used to remove non-chemically bonded particles from the surface of a microelectronic device. These systems offer a field-proven history of removing surface particle defects and improving customer yields. The ANTARES system uses an all-dry non-chemically reactive method for removing defects from all surface types from the beginning to the end of the device manufacturing process. Of particular benefit to our customers is its inherent compatibility with new device materials and increasingly smaller device features.

CryoKinetic clean technology allows our customers to insert particle removal steps in the manufacturing line where previous or traditional wet cleaning and scrubber methods have been phased out due to their incompatibility with new materials and their propensity to cause watermark residue and surface charge defects. Implementing the CryoKinetic clean technology allows our customers to recover yield that would normally be lost where traditional approaches cannot be used, such as after in-line electrical testing of wafers. In-line testing creates debris on the wafer surface that cannot be removed with traditional cleaning methods due to the sensitivity of the exposed materials (copper and low-k dielectrics). The ANTARES clean can eliminate defects created by in-line electrical probing so IC makers can collect electrical test data without scrapping wafers.

We believe the technical capabilities of the ANTARES system are extendable well beyond current technology nodes and may result in increased customer acceptance due to the limitations of scrubbing methods.*

Immersion Processing Systems.  Immersion cleaning systems are used to clean silicon wafers by immersing wafers in multiple tanks filled with process chemicals. These systems enable the implementation of high performance isopropyl alcohol (“IPA”) assisted drying to meet the critical cleaning requirements for 90, 65, and 45nm technology nodes. Our MAGELLAN® Immersion Cleaning System is a fully automated immersion cleaning product designed for either 200 or 300mm wafers at advanced technology nodes and is capable of multiple cleans, including critical clean, resist strip and etch. We believe this system compares favorably to competing systems through its process performance, flexibility, extendibility, and rapid cycle time in a footprint that is smaller than the leading competition when configured for specific applications. The MAGELLAN Immersion Cleaning System incorporates a portfolio of exclusive intellectual property, including our Surface Tension Gradient (STG®) rinse/dry technology, SymFlow® etch technology, ozone oxide re-growth technology, and narrow-gate-compatible MegaLenstm Acoustic Diffuser megasonic cleaning technology. The MAGELLAN System is qualified for several processes including FEOL critical clean, FEOL photoresist strip and post-ash clean, as well as oxide etch and nitride etch.

Resist Processing Systems.  Our POLARIS® Microlithography System is used to deposit polyimide resist and photoresist, light-sensitive, etch-resistant materials used to transfer an image to the surface of a silicon wafer, or similar material wafer, and then bake, chill and develop the deposited material after exposure. We are focused on providing cost effective solutions to our existing base of POLARIS system customers and for specialized markets, including wafer level packaging, MEMS, and thin film media storage devices. Through our POLARIS Refresh Programtm, in which customers can purchase pre-owned, certified POLARIS clusters (an integrated environmentally isolated manufacturing system consisting of process, transport, and cassette modules mechanically linked together) made of both new and/or re-manufactured modules. This allows customers to add capacity for a lower capital investment. The ratio of new to pre-owned modules is based on customer expectations and the availability of used modules. These systems are able to accommodate a variety of processes and can be purchased in a new configuration or a system can be reconfigured and upgraded to match previously installed configurations.

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

Backlog and Seasonality

Our backlog consists of customer purchase orders with delivery dates within the next 12 months. Our backlog was $7.9 million at fiscal 2009 year-end and $5.6 million at fiscal 2008 year-end. Approximately 71% of our backlog at fiscal 2009 year-end was comprised of orders from two customers. Approximately 37% of our backlog at fiscal 2008 year-end was comprised of orders from two other customers. All orders are subject to cancellation by the customer and in some cases a penalty provision could apply to a cancellation.

In fiscal 2009 and 2008, no significant purchase orders were canceled. Because of the timing and relative size of certain orders we received and possible changes in delivery schedules and order cancellations, our backlog can vary from time to time so that backlog as of any particular date is not necessarily indicative of actual sales for any subsequent period. Our business is cyclical but is not seasonal to any significant extent.

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

We maintain an 8,000-square-foot, state-of-the-art demonstration and process development laboratory for our SC business at our Chaska, Minnesota facility. In addition, we lease 6,000 square feet of laboratory and office space in Allen, Texas for process development and demonstration for our POLARIS resist processing products.

Expenditures for research and development, which are expensed as incurred, during fiscal 2009 were approximately $14.7 million, representing 29.1% of total sales. Expenditures for research and development during fiscal 2008 were approximately $19.0 million, representing 24.2% of total sales, and expenditures for research and development during fiscal 2007 were approximately $24.1 million, representing 20.7% of total sales.

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

During fiscal 2009, we directly sold and serviced our products in North America, Europe and the Asia Pacific region, and through Apprecia in Japan.

By providing a full portfolio of direct support services, we are able to develop stronger customer relationships and our customers continue to show greater interest in expanding beyond their current use of our traditional spray cleaning technologies to include new FEOL and BEOL applications for batch and single wafer spray, as well as employing our advanced immersion and CryoKinetic technologies. Our increased responsiveness on the local level has resulted in more shared efforts and joint development programs with IC makers throughout the world for 65nm production and 45nm, 32nm and 22nm development projects.

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

Certain components and subassemblies included in our products are obtained from a single supplier or a limited group of suppliers to ensure overall quality and delivery timeliness. We purchased approximately 25% of our fiscal 2009 and approximately 23% of our fiscal 2008 inventory purchases from two suppliers. We purchased approximately 10% of our fiscal 2007 inventory purchases from one supplier. Although we seek to reduce dependence on sole and limited-source suppliers, disruption or termination of certain of our inventory sources could have a temporary adverse effect on our operations. We believe that alternative sources could be obtained and qualified to supply these products, if necessary, but that production delays would likely occur in some cases.* Further, a prolonged inability to obtain certain components could have an adverse effect on our operating results, delay scheduled deliveries and result in damage to customer relationships.

Competition

The semiconductor equipment industry is very competitive and marked by continuous technological challenges. Significant competitive factors in the equipment market include system price, which encompasses total cost of ownership, quality, process performance, reliability, flexibility, extendibility, process or tool of record, and customer support.

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

Our products compete with, among others, the products of DaiNippon Screen Manufacturing Co. Ltd., Semitool, Inc., Lam Research, SEMES Co. LTD, Tokyo Electron Ltd. and several smaller companies. In addition, we compete with various small equipment refurbishment, equipment maintenance and spare parts providers.

Customers

We sell products from one or more of our product lines to most major microelectronics manufacturers. We have an extensive history of sales to several of the largest IC manufacturers and over 100 active customers worldwide. The following customers accounted for 10% or more of our total sales in fiscal 2009, 2008 and 2007:

	Fiscal	Fiscal	Fiscal
Customer	2009	2008	2007

Samsung Electronics	34%	19%	13%
ST Microelectronics	◆	12%	◆
Intel Corporation	◆	◆	11%

◆	Customer accounted for less than 10% of our total sales during the fiscal year.

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

Under the distribution agreement entered into on May 15, 2007 with Apprecia, Apprecia has exclusive distribution rights for five years with respect to our SC products in Japan. Prior to its expiration, the distribution agreement with Apprecia may be terminated only upon the occurrence of certain events or conditions or as otherwise mutually agreed. Starting in fiscal 2009, Apprecia was subject to a minimum purchase obligation. Apprecia did not achieve the minimum purchase obligation in fiscal 2009, and therefore, we have the right to terminate the agreement in accordance with its terms and conditions. We are not currently electing to terminate the agreement; however, we are reserving the right to do so in the future.

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

We offer our POLARIS system pursuant to a non-exclusive license from Texas Instruments Incorporated (“TI”). We have converted the license to a fully paid-up, worldwide license to sell and manufacture the POLARIS system. We also have the non-exclusive right to manufacture and sell related TI modules. The license agreement with TI continues until terminated by either party upon a breach by the other, and the failure to cure, in accordance with the terms of the agreement.

We offer our ANTARES CX Cleaning System under license agreements from IBM Corporation. The licenses require certain minimum and system-based royalties. Royalties are based on the “royalty portion revenues” of licensed equipment that excludes amounts for freight, taxes, customers’ duties, insurance, discounts, and certain equipment not manufactured by us.

As of August 29, 2009, we had 76 U.S. patents. Expiration dates for these patents range from January 2010 to February 2027. In addition, we have 19 pending U.S. patent applications in various stages of the patent examination process.

Employees

As of August 29, 2009, we had 255 full and part-time employees. Competition for highly skilled employees is intense. We believe that a great part of our future success depends upon our continued ability to retain and attract qualified employees. We are not subject to any collective bargaining agreements in the United States and have never been subject to a work stoppage. We are subject to collective bargaining agreements in Italy and France covering approximately 10 employees. We have never been subject to a work stoppage in Italy or France.

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

International sales accounted for approximately 71% of total sales in fiscal 2009, 76% of total sales in fiscal 2008, and 69% of total sales in fiscal 2007. Additional information on our international sales for each of the last three fiscal years is disclosed in Note 14 to the consolidated financial statements included in Item 8 of this report.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 are available free of charge on our website at www.fsi-intl.com as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, http://www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

If the economic environment does not improve in early fiscal 2010 and, notwithstanding our cash management initiatives, more cash is needed to fund operations than expected, we may need to take additional actions.

In light of our financial condition, we implemented a number of cost reduction steps in fiscal 2009 to reduce our use of cash, as discussed in Note 17 of the Notes to Condensed Consolidated Financial Statements. Our cost reduction actions in fiscal 2009 are expected to lower our annual operating expenses by $11 to $12 million, which is expected to reduce our cash flow breakeven revenue level to approximately $12 to $14 million per quarter, depending on the gross margins and the timing of shipments and accounts receivable collections.* In addition, we plan to manage cash flows by reducing capital expenditures to less than $500,000 in fiscal 2010 and to aggressively improve our working capital levels in the second half of fiscal 2010.* We believe that these actions will allow us to have sufficient cash to fund our operations through at least fiscal 2010.*

We do not have any revolving line of credit or other form of debt financing. If the economic environment does not improve in early fiscal 2010 and, notwithstanding our cash management initiatives, more cash is needed to fund operations than expected, we may need to take additional actions.* These actions could include additional cost reduction measures and possible cash generating activities, including exploring a sale-leaseback arrangement for our Chaska, Minnesota facility, entering into an asset-based lending arrangement, borrowing up to $3.2 million against or liquidating our remaining life insurance investments of $3.5 million, borrowing up to 50% against or selling some or all of our currently illiquid auction rate securities (“ARS”), possibly at a loss, or selling additional equity.* We can provide no assurance that any of these cash-generating activities will be available to us when needed, or if available, on such terms that will be acceptable or in sufficient amounts to cover our operating expenses at such time. The sale of additional equity would likely result in additional dilution to our shareholders.* In addition, without substantial available capital, we may be unable to take advantage of strategic opportunities as they arise, such as investments in or acquisitions of businesses, products or technologies.*

If the worsening of credit market conditions continues or increases, it could have a material adverse impact on our investment portfolio.

The current short-term funding credit issues that began to occur during the second half of calendar 2007, continue to impact liquidity in asset-backed commercial paper and to cause failed auctions in the auction rate market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition.

Our investment portfolio includes ARS. The ARS we currently hold have contractual maturities between 26 to 34 years. ARS are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations. The interest rates of our ARS are reset every 28 days through an auction process and at the end of each reset period, investors can sell or continue to hold the securities at par.

The $4.7 million par value ARS we hold are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all ARS held by us are rated by the major independent rating agencies and carry investment grade ratings and have not experienced any payment defaults.

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

We recorded an other than temporary impairment of approximately $0.4 million as of August 30, 2008 related to our ARS . During fiscal 2009, we redeemed $3.0 million par value of ARS for $3.0 million and we recorded a gain of $0.1 million, which reversed the previously recorded impairment related to these securities.

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

In October 2009, we entered into a settlement agreement with the Office of Export Enforcement for $450,000. We will pay $5,000 per month for ten months beginning in November 2009. The remaining $400,000 owed under the settlement will be suspended for 12 months. If we do not commit any export violations during the 12-month period, we will be released from further payment, including the suspended $400,000.

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

We expect to spend a significant amount of time and resources to develop new systems and enhance existing systems. In light of the long product development cycles inherent in our industry, we will make these expenditures well in advance of the prospect of deriving revenue from the sale of any new systems. Our ability to commercially introduce and successfully market any new systems is subject to a wide variety of challenges during this development cycle, including start-up bugs, design defects and other matters that could delay introduction of these systems to the marketplace. In addition, since our customers are not obligated by long-term contracts to purchase our systems, our anticipated product orders may not materialize or orders that do materialize may be canceled. As a result, if we do not achieve market acceptance of new products, we may not be able to realize sufficient sales of our systems in order to recoup research and development expenditures. The failure of any of our new products, for example the ORION®, to achieve market acceptance would harm our business, financial condition, and results of operations and cash flows.

If we do not continue to develop new products and processes, we will not be able to compete effectively.

Our business and results of operations could decline if we do not develop and successfully introduce new or improved products and processes that the market accepts. The technology used in microelectronics manufacturing equipment and processes changes rapidly. Industry standards change constantly and equipment manufacturers frequently introduce new products and processes. We believe that microelectronics manufacturers increasingly rely on equipment manufacturers like us to:

•	design and develop more efficient manufacturing equipment;

•	design and implement improved processes for microelectronics manufacturers to use; and

•	make their equipment compatible with equipment made by other equipment manufacturers.

To compete, we must continue to develop, manufacture, and market new or improved products and processes that meet changing industry standards. To do this successfully, we must:

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

Our stock price has been volatile in the past and may continue to be so in the future. In fiscal 2009, our stock price ranged from $0.20 to $1.21 per share. In fiscal 2008, our stock price ranged from $1.08 to $2.73 per share and in fiscal 2007, our stock price ranged from $2.13 to $6.90 per share.

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

While our stock price has recently exceeded $1.00 per share, our stock price has traded below $1.00 during fiscal 2009. If, in the future, the bid price falls below $1.00 for 30 consecutive business days, we could receive notice from the NASDAQ Global Market stating that the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market under Marketplace Rule 4310(c)(4). Under NASDAQ Marketplace Rule 4310(c)(8)(D), we would then have 180 calendar days to regain compliance. If at any time after receiving the notice, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the NASDAQ Global

Market would notify us that we have achieved compliance with the minimum bid price rule. However, if we did not regain compliance with the minimum bid price rule within the 180 calendar days, the NASDAQ Global Market would determine whether we met the initial listing criteria for the NASDAQ Capital Market other than the bid price requirement. If we met such criteria, we would be afforded an additional 180 calendar days in order to regain compliance with the minimum bid price rule.

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

Almost all of our direct international sales are denominated in U.S. dollars. Nonetheless, changes in demand caused by fluctuations in interest and currency exchange rates may affect our international sales. We have direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region, and accordingly, we incur labor, service and other expenses in foreign currencies. As of August 29, 2009, we had not entered into any hedging activities and our foreign currency transaction gains and losses for fiscal 2009 were insignificant. We intend to evaluate various hedging activities and other options to minimize fluctuations in foreign currency exchange rates. There is no assurance that we will be successful in minimizing foreign exchange rate risks and such failure may reduce our international sales or negatively impact our operating results.

Because of the need to meet and comply with numerous foreign regulations and policies, the potential for change in the political and economic environments in foreign jurisdictions and the difficulty of managing business overseas, we may not be able to sustain our historical level of international sales.

We operate in a global market.  In fiscal 2009, approximately 71% of our sales revenue derived from sales outside of the United States. In fiscal 2008, approximately 76% of our sales revenue derived from sales outside the United States. In fiscal 2007, approximately 69% of our sales revenue derived from sales outside the United States. We expect that international sales will continue to represent a significant portion of total sales.* Sales to customers outside the United States involve a number of risks, including the following:

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

If our significant customers reduce, delay, or cancel orders, then our operating results could suffer. Our largest customers have changed from year to year, however, sales to our top five customers accounted for approximately 55% of total revenues in fiscal 2009, 51% of total revenues in fiscal 2008 and 42% of total revenues in fiscal 2007. Samsung Electronics accounted for approximately 34% of our total sales in fiscal 2009, 19% of our total sales in fiscal 2008 and 13% of our total sales in fiscal 2007. ST Microelectronics accounted for approximately 12% of our total sales in fiscal 2008. Intel Corporation accounted for approximately 11% of our total sales in fiscal 2007. We currently have no long-term sales commitments with any of our customers. Instead, we generally make sales under purchase orders. All orders are subject to cancellation or delay by the customer.

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

In February 2005, we sold our 162,000 square foot facility in Allen, Texas. We currently have a sublease for approximately 8,000 square feet of space in the facility. The lease expires on September 1, 2011.

We also maintain small leased sales and service offices throughout Europe and Asia near our customer locations.

ITEM 3.	LEGAL PROCEEDINGS

We are not subject to any material pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter ended August 29, 2009.

ITEM 4A.	EXECUTIVE OFFICERS OF THE COMPANY

The executive officers are elected by the board of directors, generally for a term of one year, and serve until their successor is elected and qualified. The following table and discussion contains information regarding our current executive officers.

Name	Age	Position

John C. Ely(1)	50	Vice President, Global Sales and Service
Patricia M. Hollister(2)	49	Chief Financial Officer and Assistant Secretary
Donald S. Mitchell(3)	54	Chairman and Chief Executive Officer
Benno G. Sand(4)	55	Executive Vice President, Business Development and Investor Relations and Secretary

(1)	John Ely was named Vice President of Global Sales, Marketing and Service in March 2009. He previously served as Executive Vice President of Global Sales and Service from May 2003 to March 2009. Mr. Ely was the Executive Vice President; President, of our SC Division from August 2000 to June 2003. Mr. Ely was the SC Division’s Sales/ Marketing/Applications Manager from 1997 to 2000; General Manager from 1995 to 1997; Product Specialist/Product Manager from 1989 to 1995; and in direct sales from 1985 to 1989. Prior to joining FSI, Mr. Ely was in sales and served as the Western Territory Manager of Galtek, a subsidiary of Entegris, Inc. Mr. Ely is a director of SCD Mountain View, Inc., one of our subsidiaries.

(2)	Patricia Hollister has served as Chief Financial Officer since January 1998 and as Assistant Secretary since January 2000. She was our Corporate Controller from March 1995 to January 1998. Prior to joining FSI, Ms. Hollister was employed by KPMG LLP in Minneapolis, Minnesota where she served over 12 years on various audit and consulting engagements, most recently as a Senior Manager. Ms. Hollister is a director of various FSI-owned foreign subsidiaries as well as NVE Corporation.

(3)	Donald Mitchell was named Chief Executive Officer and President of FSI in December 1999, was appointed a director of FSI in March 2000 and became Chairman of the Board of Directors for FSI in January 2002. From its formation in 1998 until December 1999, he was President of Air Products Electronic Chemicals, Inc., a division of Pennsylvania-based Air Products and Chemicals, Inc. From 1991 to 1998, he served as President of Schumacher, a leading global chemical equipment and services supplier to the semiconductor industry. Throughout his career with Schumacher, he held various executive positions, including Vice President of Operations and Vice President of Sales and Marketing. Mr. Mitchell is a director of FSI. Mr. Mitchell served as the 1999/2000 Chairman of the Board of Directors for Semiconductor Equipment and Materials International, a leading global industry trade association and was a member of the Board until July 2005.

(4)	Benno Sand has served as Executive Vice President, Business Development and Investor Relations since January 2000. He has served as Executive Vice President since January 1992 and Secretary since March 2002. Mr. Sand also served as Chief Administrative Officer from January 1998 to December 1999, as Chief Financial Officer from October 1990 to January 1998, and as Vice President of Finance from October 1987 to January 1992. Mr. Sand is a director of various FSI-owned United States and foreign subsidiaries, as well as Apprecia, MathStar, Inc. and Digitiliti, Inc.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ Global Marketsm under the symbol “FSII”. The following table sets forth the highest and lowest daily sale prices, as reported by the NASDAQ Global Market for the fiscal periods indicated:

	2009		2008
	High	Low	High	Low

Fiscal Quarter
First	$1.21	$0.31	$2.73	$1.70
Second	0.54	0.25	2.02	1.52
Third	0.55	0.20	1.82	1.25
Fourth	0.99	0.32	1.74	1.08

There were approximately 475 record holders of our common stock on October 30, 2009.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all earnings for use in our business and do not anticipate paying dividends in the foreseeable future.*

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The table that follows presents portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The Consolidated Statement of Operations data for the years ended August 29, 2009, August 30, 2008 and August 25, 2007, and the Consolidated Balance Sheet data as of August 29, 2009 and August 30, 2008, are derived from our audited consolidated financial statements, which are included elsewhere in this report. The Consolidated Statements of Operations data for the years ended August 26, 2006 and August 27, 2005 and the Consolidated Balance Sheet data as of August 25, 2007, August 26, 2006 and August 27, 2005 are derived from our audited consolidated financial statements which do not appear in this report. We changed our accounting for stock compensation expense effective August 28, 2005 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.”

The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year or fiscal period.

Selected Historical Financial Data

	Fiscal Year Ended
	August 29,	August 30,	August 25,	August 26,	August 27,
	2009(5)(9)	2008(5)(8)	2007(5)(7)	2006(5)	2005
	(In thousands, except per share amounts)

Consolidated Statements of Operations Data:
Sales	$50,484	$78,256	$116,233	$113,241	$86,370
Gross margin(1)	16,427	32,985	47,123	52,850	39,994
Selling, general, and administrative expenses	19,504	29,012	34,542	36,218	35,291
Research and development expenses	14,674	18,962	24,086	24,321	22,078
Gain on sale of facility(2)	—	—	—	—	7,015
Operating loss	(17,751)	(14,989)	(11,505)	(7,689)	(10,360)
Gain on sale of marketable securities/(impairment of investments)(3)(4)(6)(10)	110	(353)	(4,088)	(500)	5,808
Equity in earnings (losses) of affiliates	—	—	27	(274)	450
Net loss	$(17,624)	$(13,639)	$(14,586)	$(7,287)	$(3,302)
Loss per share — diluted	$(0.57)	$(0.45)	$(0.48)	$(0.24)	$(0.11)
Weighted average common shares used in per share calculations — diluted	31,129	30,648	30,413	30,042	29,928
Consolidated Balance Sheets Data:
Total assets	$63,685	$87,653	$101,404	$127,544	$123,461
Total long-term debt	—	—	616	—	—
Stockholders’ equity	50,657	67,658	80,766	93,972	99,136
Dividends	—	—	—	—	—

(1)	We had sales of POLARIS system product inventory that had previously been written down to zero with an original cost of $0.6 million during fiscal 2009, $0.9 million during fiscal 2008 and 2007, $2.1 million during fiscal 2006 and $0.05 million during fiscal 2005.

(2)	During fiscal 2005, we recorded a $7.0 million gain on the sale of the Allen, Texas facility.

(3)	During fiscal 2005, we recorded a gain of $5.8 million on the Nortem (formerly Metron Technology) distributions.

(4)	During fiscal 2006, we recorded an impairment charge of $0.5 million related to an investment in a Malaysian foundry.

(5)	We recorded stock-based compensation expense of $52,000 in cost of goods sold, $301,000 in selling, general and administrative expenses and $129,000 in research and development expenses in fiscal 2009, $43,000 in cost of goods sold, $401,000 in selling, general and administrative expenses and $121,000 in research and development expenses in fiscal 2008, $28,000 in cost of goods sold, $439,000 in selling, general and administrative expenses and $126,000 in research and development expenses during fiscal 2007 and $54,000 in cost of goods sold, $743,000 in selling, general and administrative expenses and $342,000 in research and development expenses during fiscal 2006.

(6)	During fiscal 2007, we recorded an impairment and loss on sale of investment of $4.1 million related to transactions with Apprecia. See Note 3 of the Notes to Consolidated Financial Statements for a discussion of our ownership of Apprecia.

(7)	During fiscal 2007, we recorded severance and outplacement costs of $296,000 to cost of goods sold, $923,000 to selling, general and administrative expense and $592,000 to research and development expense. See Note 17 of the Notes to Consolidated Financial Statements for a discussion of these costs.

(8)	During fiscal 2008, we recorded severance and outplacement costs of $142,000 to cost of goods sold, $1,314,000 to selling, general and administrative expense and $536,000 to research and development expense. See Note 17 of the Notes to Consolidated Financial Statements for a discussion of these costs.

(9)	During fiscal 2009, we recorded severance and outplacement costs of $604,000 to cost of goods sold, $1,133,000 to selling, general and administrative expense and $875,000 to research and development expense. See Note 17 of the Notes to Consolidated Financial Statements for a discussion of these costs.

(10)	During fiscal 2008, we recorded an other than temporary impairment of $353,000 related to our investment in auction rate securities. During fiscal 2009, $110,000 of this other than temporary impairment was recovered through the sale of certain auction rate securities. See Note 18 of the Notes to Consolidated Financial Statements for a discussion of this impairment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

If we determine that the carrying amount of long-lived assets may not be recoverable, we measure any impairment based on the fair value of the long-lived assets. Net long-lived assets amounted to $15.1 million as of August 29, 2009.

In fiscal 2009, we did not generate positive cash flows from operations. If our long-term future plans do not yield positive cash flows in excess of the carrying amount of our long-lived assets, we would anticipate possible future impairments of those assets.*

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including intangible assets, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates.

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

Warranty provisions and claims for the fiscal years ended August 29, 2009, August 30, 2008, and August 27, 2007 were as follows (in thousands):

	August 29,	August 30,	August 25,
	2009	2008	2007

Beginning balance	$2,757	$3,811	$3,964
Warranty provisions	405	1,153	1,514
Warranty claims	(1,460)	(2,207)	(1,667)

Ending balance	$1,702	$2,757	$3,811

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

Since we recorded the POLARIS system product inventory provisions as a result of the wind-down of our Microlithography business in the second quarter of fiscal 2003, we have had sales of POLARIS system product inventory that had previously been written down to zero and reductions in inventory buyback requirements of $11.3 million and have disposed of $13.3 million of POLARIS system product inventory. The original cost of POLARIS system product inventory available for sale or to be disposed of as of August 29, 2009 that has been written down to zero was approximately $1.8 million.

Allowance for Doubtful Accounts

Management must make estimates of the uncollectibility of our accounts receivable. The most significant risk is the risk of sudden unexpected deterioration in the financial condition of a significant customer who is not considered in the allowance. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Results could be materially impacted if the financial condition of a significant customer deteriorated and related accounts receivable are deemed uncollectible. Accounts receivable are determined to be past due based on payment terms and are charged off after management determines that they are uncollectible. As of the end of fiscal 2009, our accounts receivable included $2.0 million attributable to a past due receivable with a customer in Asia. The customer has delayed payment due to their cash flow issues and lower than expected capacity utilization. Management is working on obtaining a letter of credit for the outstanding amount with expected redemption in January 2010.* Management still believes that this receivable is collectible and will continue to monitor the situation closely.*

A rollforward of the allowance for doubtful accounts for the fiscal years ended August 29, 2009, August 30, 2008 and August 25, 2007 is as follows (in thousands):

	Balance at					Balance at
	Beginning of		Bad Debt			End of
	Year	Recoveries	Expense	Adjustments	Write-offs	Year

Fiscal year ended August 29, 2009	$128	$(21)	$18	$—	$—	$125
Fiscal year ended August 30, 2008	$196	$(68)	—	$—	$—	$128
Fiscal year ended August 25, 2007	$520	$(55)	—	$(43)	$(226)	$196

We collected $21,000 of receivables in fiscal 2009, $68,000 of receivables in fiscal 2008 and $55,000 in fiscal 2007 that had previously been written off resulting in credits to selling, general and administrative expenses.

Stock-Based Compensation

We implemented the fair value recognition provisions of SFAS No. 123R effective August 28, 2005 using the modified prospective method. Under this method, we recognize compensation expense for all stock-based awards granted on or after August 28, 2005 and for previously granted awards not yet vested as of August 28, 2005. We recorded stock compensation expense of $482,000 in fiscal 2009, $565,000 in fiscal 2008 and $593,000 in fiscal 2007.

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

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” during the first quarter of fiscal 2008. During fiscal 2009, the accrual for unrecognized tax benefits decreased by $0.1 million as a result of a lapse of the applicable statue of limitations. During fiscal 2008, we effectively settled tax audits in foreign tax jurisdictions which resulted in a $0.6 million decrease in the accrual for unrecognized tax benefits. The benefit was partially offset by state income tax expense and foreign tax expense.

Industry Update

It appears that the global economic conditions that led to one of the worst declines in the history of the microelectronic industry may be slowly subsiding. However, even with the modest improvement in semiconductor and semiconductor equipment industry fundamentals that began in the summer of 2009, Gartner, Inc., a leading equipment industry research group, recently forecasted that calendar 2009 worldwide semiconductor revenue will decrease 17.0 percent and equipment spending will decrease 47.9 percent from the calendar 2008 levels.

Many semiconductor manufacturers are increasing their production capacity as they experience improved factory utilization rates, particularly foundries that provide outsourcing services for logic device producers and microprocessor suppliers. It appears that leading memory device manufacturers are continuing to spend on equipment that enables technology advancement and increased productivity. In general, equipment providers are optimistic that as economic and industry conditions continue to improve, capacity spending by memory manufacturers, driven by higher utilization rates and better device pricing, quarterly spending will begin to increase in 2010.*

As a result of the improving industry conditions, Gartner recently forecasted that semiconductor revenues will grow 10.3 percent, to $233 billion, in calendar 2010, from the expected $212 billion level in calendar 2009. Along with higher chip unit prices, demand for smart phones, personal computers and other consumer electronics are expected to fuel the year-over-year growth. Gartner recently forecasted that equipment revenues will increase 39.1 percent in calendar 2010, to $22.2 billion, from the expected $16.0 billion level in calendar 2009. In addition to continued logic capacity spending, memory capacity additions are expected to contribute to the year-over-year revenue increase.

Overview

Industry conditions began to improve during the fourth quarter of fiscal 2009 as end-use electronic product demand started to improve and semiconductor manufacturers continued to receive restocking orders. Some of the product demand improvement was driven by economic stimulus programs. With many of our customers experiencing higher utilization of their factories, they increased spending for spare parts and services during the fourth quarter as compared to the third quarter of fiscal 2009.

The fiscal 2009 protracted industry downturn led to our implementation of cost reductions in September 2008 and March 2009, including a reduction in our headcount by approximately 150 positions, representing 38 percent of our workforce as of the end of fiscal 2008. In conjunction with the staff reductions, we consolidated our European and U.S. sales and service organizations to better serve our customers. In addition, we transferred some of the activities from our Allen, Texas facility to our Chaska, Minnesota facility and significantly reduced the amount of space being leased in Allen. The salary reductions implemented in January 2009 remain in effect.

Despite the impact that weak economic conditions had upon the industry and the Company during fiscal 2009, we accomplished several key milestones, including:

•	Market share gains — Worldwide revenues for surface conditioning clean and dry equipment as reported by Semiconductor Equipment and Materials Industry, a leading industry organization, declined approximately 50 percent from fiscal 2008 to fiscal 2009 while the Company’s revenue declined only approximately 36 percent over the same period, reflecting a modest market share gain for the Company.

•	Improved earnings leverage — From fiscal 2008 to fiscal 2009, through restructuring and other cost reduction initiatives, the Company reduced its total operating expenses by 28.8 percent, thereby lowering its breakeven levels.

•	ORION® acceptance — The Company gained acceptance for its ORION single wafer cleaning system, for both 45 and 32nm BEOL applications, at a major U.S. semiconductor manufacturer and shipped an evaluation FSI ORION system to a major Korean producer for FEOL applications development, including the Company’s patented ViPRtm technology. Recently, the Company received a follow-on order for an ORION system that will be used for 32nm production and 22nm development.

•	ZETA® market expansion — The Company successfully placed its ZETA ViPR batch spray cleaning system at several new customers and expanded the number of applications and manufacturing lines within customers that are utilizing the ZETA ViPRtm technology.

Going forward, the Company remains focused on aligning its cost structure to support the anticipated revenue run rate increase while funding the programs that provide the most significant opportunity for near-

term revenue and future market share gains.* For a discussion of our limited capital resources, see “Liquidity and Capital Resources” below.

Results of Operations

Sales Revenue and Shipments

Fiscal 2009 sales revenue decreased to $50.5 million as compared to $78.3 million in fiscal 2008. The decrease in sales revenue in fiscal 2009 related to the decline in shipments from $77.9 million in fiscal 2008 to $47.8 million in fiscal 2009 associated with industry and global economic conditions. Fiscal 2008 sales revenue decreased to $78.3 million as compared to $116.2 million in fiscal 2007. The decrease in sales in fiscal 2008 related to the decline in shipments from $116.9 million in fiscal 2007 to $77.9 million in fiscal 2008 associated with industry conditions.

Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Therefore, depending on timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or due to timing of acceptances, sales revenue may exceed shipments.

International sales were $35.8 million for fiscal 2009, representing 71% of total sales during fiscal 2009, $59.3 million for fiscal 2008, representing 76% of total sales during fiscal 2008, and $79.6 million for fiscal 2007, representing 69% of total sales during fiscal 2007. The decrease in fiscal 2009 international sales dollar amount as compared to fiscal 2008 was related to decreases in sales in Europe, Southeast Asia and Japan of $25.9 million, partially offset by an increase of $2.4 million in Korea. The decrease in fiscal 2008 international sales dollar amount as compared to fiscal 2007 was related to decreases in Europe, Southeast Asia and Japan of $21.6 million, partially offset by an increase of $1.6 million in Korea. See Note 14 of the Notes to Consolidated Financial Statements for additional information regarding our international sales.

We ended fiscal 2009 with a backlog of approximately $7.9 million as compared to $5.6 million at the end of fiscal 2008. Backlog consists of orders with delivery dates within the next 12 months for which a customer purchase order has been received. Because of the timing and relative size of orders and the possibility of cancellations or customer delays, backlog is not necessarily indicative of sales for future periods.

We expect first quarter fiscal 2010 orders to be between $15 million and $18 million.* This assumes the receipt of several follow-on orders that are anticipated late in the quarter.* We expect first quarter fiscal 2010 revenue to be in the range of $13 million to $16 million, which assumes continued increases in spares and service revenue along with receipt of the anticipated follow-on orders in the first quarter of fiscal 2010.*

Gross Margin

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

Gross margin as a percentage of sales was 32.5% for fiscal 2009 as compared to 42.1% for fiscal 2008 and 40.5% for fiscal 2007. The decrease in gross margin from fiscal 2008 to fiscal 2009 related primarily to a decrease in utilization of manufacturing capacity in fiscal 2009 as compared to fiscal 2008 related to the decline in shipments from $77.9 million in fiscal 2008 to $47.8 million in fiscal 2009. The increase in gross margin from fiscal 2007 to fiscal 2008 related primarily to a change in product mix in which the sale of spare parts and service represented 34% of our total sales in fiscal 2008 as compared to 26% in fiscal 2007, as spare parts and service generally have higher margins. This positive impact was partially offset by a decrease in utilization of manufacturing capacity in fiscal 2008 as compared to fiscal 2007 related to the decline in shipments from $116.9 million in fiscal 2007 to $77.9 million in fiscal 2008. Severance costs included in cost of sales were $604,000 in fiscal 2009, $142,000 in fiscal 2008 and $296,000 in fiscal 2007. We had sales of POLARIS system inventory previously written down to zero of $0.6 million in fiscal 2009 and $0.9 million in both fiscal 2008 and 2007.

We will continue to try to sell the POLARIS system product inventory that had previously been written down to zero to our customers as spares, refurbished systems and upgrades to existing systems. If unsuccessful, some of the items will be disposed. Any material sales of the impaired inventory will be disclosed. The original cost of POLARIS system product inventory available for sale or to be disposed of as of August 29, 2009 that has been written down to zero was approximately $1.8 million.

Due to an expected change in our product mix, partially offset by improved factory utilization, we expect the gross profit margins for the first quarter of fiscal 2010 to be approximately 38% to 40% of revenues.*

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $19.5 million, or 38.6% of total sales, in fiscal 2009, as compared to $29.0 million, or 37.1% of total sales, in fiscal 2008 and $34.5 million, or 29.7% of total sales, in fiscal 2007. The decrease in selling, general and administrative dollar amount in fiscal 2009 as compared to fiscal 2008 related primarily to the cost reduction initiatives associated with reductions in headcount and salary reductions taken in fiscal 2009 and improved service technician utilization rates. Severance costs included in fiscal 2009 selling, general and administrative expense were $1.1 million. The decrease in selling, general and administrative dollar amount in fiscal 2008 as compared to fiscal 2007 related to the decrease in sales and the cost reduction initiatives associated with reductions in headcount taken in the second half of fiscal 2007, partially offset by realignment expenses of $1.3 million in fiscal 2008 compared to severance costs of $0.9 million in fiscal 2007.

Selling, general and administrative expenses for the first quarter of fiscal 2010 are expected to be in the range of $3.6 million to $3.8 million, as we experience the full benefit of prior year cost reductions.*

Research and Development Expenses

Research and development expenses for fiscal 2009 were $14.7 million, or 29.1% of total sales, as compared to $19.0 million, or 24.2% of total sales, in fiscal 2008, and $24.1 million, or 20.7% of total sales, in fiscal 2007. The decrease in dollar amount in fiscal 2009 as compared to fiscal 2008 related primarily to the cost reduction initiatives associated with reductions in headcount and salary reductions taken in fiscal 2009, partially offset by $0.9 million of severance costs in fiscal 2009 as compared to $0.5 million in fiscal 2008. The decrease in dollar amounts in fiscal 2008 as compared to fiscal 2007 related primarily to cost reduction efforts associated with headcount reductions taken in the second half of fiscal 2007.

A significant portion of our fiscal 2009 research and development resources were focused on broadening the applications capabilities of our products and supporting demonstrations and customer evaluations of our products.

We expect research and development expenses to range from $2.6 million to $2.8 million for the first quarter of fiscal 2010, as we continue to invest in our ORION® single wafer and ZETA® ViPRtm programs and product cost reduction initiatives.*

Gain on Sale of Marketable Securities/(Impairment of Investments)

We recorded a gain on sale of marketable securities of $110,000 associated with ARS redemptions in fiscal 2009. We recorded an other than temporary impairment of $353,000 in fiscal 2008 associated with our ARS. See further discussion related to ARS transactions at Note 18 of Notes to Consolidated Financial Statements. We recorded $4.1 million of impairment and loss on the sale of investment in fiscal 2007 related to transactions with Apprecia. See further discussion related to the transactions and the impairment at Note 3 of the Notes to Consolidated Financial Statements.

Income Tax Expense

We recorded an income tax benefit of $84,000 in fiscal 2009 related primarily to R&D credit utilization in lieu of bonus depreciation and the expiration of uncertain tax positions as a result of a lapse of the applicable statue of limitations. We recorded income tax benefit of $624,000 in fiscal 2008 related to uncertain tax positions that were effectively settled with tax authorities during fiscal 2008, partially offset by state income tax expense and foreign tax expense. We recorded income tax expense of $122,000 in fiscal 2007, primarily as a result of foreign and state taxes. As of August 29, 2009 and August 30, 2008, we had $0.5 million and $0.6 million, respectively, of liabilities recorded related to unrecognized tax benefits. Accrued interest and penalties on these unrecognized tax benefits were $0.1 million as of August 29, 2009 and August 30, 2008. We recognize potential interest and penalties related to income tax positions, if any, as a component of provision for income taxes on the consolidated statements of operations. Included in the liability balance as of August 29, 2009 are approximately $0.4 million of unrecognized tax benefits that, if recognized, will affect our effective tax rate.

Our deferred tax assets on the balance sheet as of August 29, 2009 have been fully reserved for with a valuation allowance. We do not expect to reduce our valuation allowance until we are consistently profitable on a quarterly basis.*

We have net operating loss carryforwards for federal income tax purposes of approximately $188.0 million at August 29, 2009, which will begin to expire in fiscal 2011 through fiscal 2030 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization, which limits the amount that we can offset taxable income to approximately $1.4 million per year.

Net Loss

Net loss was $17.6 million in fiscal 2009 as compared to $13.6 million in fiscal 2008 and $14.6 million in fiscal 2007. The increase in net loss in fiscal 2009 as compared to fiscal 2008 is primarily due to lower sales and gross margin in fiscal 2009 and higher severance costs in fiscal 2009, partially offset by lower operating expenses. The decrease in net loss in fiscal 2008 as compared to fiscal 2007 is primarily due to the impairment and loss on sale of investment of $4.1 million related to transactions with Apprecia in fiscal 2007 offset by lower sales in fiscal 2008. The decrease in net loss in fiscal 2008 as compared to fiscal 2007 also related to a net income tax benefit of $624,000 in fiscal 2008 as compared to income tax expense of $122,000 in fiscal 2007.

Based upon achieving anticipated revenue, gross margin and operating expense levels, we expect to record a net loss of less than $1.0 million in the first quarter of fiscal 2010.*

Liquidity and Capital Resources

Our cash, restricted cash, cash equivalents and marketable securities were approximately $12.0 million as of August 29, 2009, a decrease of $10.8 million from the end of fiscal 2008. The net decrease was primarily due to $10.1 million used in operations, $0.3 million in capital expenditures and $0.8 million of principal payments on capital leases. The decreases were net of $0.2 million of proceeds from the issuance of common stock.

As of August 29, 2009, we had investments in ARS reported at a fair value of $4.5 million after reflecting a $0.2 million other than temporary impairment against $4.7 million par value. The other than temporary impairment was recorded in fiscal 2008. We value the majority of our ARS using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. However, we value certain ARS based on the price at which the issuer offered to repurchase such ARS in a conditional tender offer we received in October 2008 from the issuer.

The ARS we hold are marketable securities with long-term stated maturities for which the interest rates are reset every 28 days through an auction process. The auctions have historically provided a liquid market for these securities as investors historically could readily sell their investments at auction. Due to the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. During the second quarter of fiscal 2008, we reclassified $8.5 million of ARS from current marketable securities to long-term marketable securities on the condensed consolidated balance sheet due to difficulties encountered at auction and the conditions in the general debt markets, creating uncertainty as to when successful auctions may be reestablished. During the third and fourth quarters of fiscal 2008, $0.8 million of ARS were partially redeemed. An additional $3.0 million were redeemed in fiscal 2009.

All of the ARS held by us continue to carry investment grade ratings and have not experienced any payment defaults. The $4.7 million par value ARS held by us are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education and are classified as long-term. ARS that did not successfully auction reset to the maximum interest rate as prescribed in the underlying indenture and all of our holdings continue to be current with their interest payments. If uncertainties in the credit and capital markets continue, these markets deteriorate further or any ARS we hold are downgraded by the rating agencies, the Company may be required to recognize additional impairment charges.

In addition, these ARS may not provide the liquidity to us as we need it, and it could take until the final maturity of the underlying notes (from 26 to 34 years) to realize our investments’ recorded value. Currently, there is a very limited market for any of these securities and future liquidations at this time, if possible, would likely be at a significant discount.

Accounts receivable decreased $0.9 million from the end of fiscal 2008. The decrease in trade accounts receivable related primarily to the decrease in shipments from $13.0 million in the fourth quarter of fiscal 2008 to $12.5 million in the fourth quarter of fiscal 2009. The balance at the end of fiscal 2009 included $2.0 million attributed to a past due receivable with a customer in Asia. The customer has delayed payment due to their cash flow issues and lower than expected capacity utilization. We are working on obtaining a letter of credit for the balance with expected payment in January 2010. Trade receivables will fluctuate quarter to quarter depending on individual customers’ timing of ship dates, payment terms and cash flow conditions. In certain situations, extended payment terms may be granted to customers.

Inventory decreased approximately $6.0 million to $21.2 million at the end of fiscal 2009, as compared to $27.2 million at the end of fiscal 2008. The decrease in inventory related to decreases in work in process and raw materials inventory attributable primarily to inventory initiatives implemented during fiscal 2009. Inventory provisions were $9.2 million at August 29, 2009, as compared to provisions of $15.9 million at the end of fiscal 2008. The decrease in inventory provisions related primarily to the disposal of $8.2 million of excess and obsolete inventory during fiscal 2009.

Trade accounts payable decreased approximately $1.1 million to $3.2 million as of August 29, 2009, as compared to $4.3 million at the end of fiscal 2008, related to the timing of inventory receipts and vendor payments.

Deferred profit was $2.4 million at the end of fiscal 2009 and $3.9 million at the end of fiscal 2008. The decrease in deferred profit related primarily to the timing of tool acceptances.

As of August 29, 2009, our current ratio was 3.3 to 1.0, and working capital was $29.3 million.

The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating Lease Obligations	$1,055	$591	$428	$25	$11
Purchase Obligations	3,653	3,653	—	—	—
Royalty Obligations	226	226	—	—	—
Other Long-Term Obligations(1)	1,368	118	500	500	250

Total	$6,302	$4,588	$928	$525	$261

(1)	Other long-term obligations represent payments related to minimum royalty payments or discounts granted under a license agreement.

The contractual obligations table above does not include $0.5 million accruals for unrecognized tax benefits, as the timing of payments or reversals is uncertain.

Capital expenditures were $0.3 million in fiscal 2009, $1.7 million in fiscal 2008, and $1.6 million in fiscal 2007. We expect capital expenditures to be less than $400,000 in the first quarter of fiscal 2010, primarily associated with the buyout of a lease for laboratory equipment.* Depreciation is expected to be between approximately $0.6 million and $0.7 million in the first quarter of fiscal 2010.*

In October 2008, we authorized the use of up to $3 million of our cash to repurchase outstanding shares of our common stock to be effected from time to time in transactions in the public markets or in private purchases. The timing and extent of any repurchases will depend upon market conditions, the trading price of our shares and other factors, subject to the restrictions relating to volume, price and timing of share repurchases under applicable law. The repurchase program may be modified, suspended or terminated at any time by us without notice. We did not repurchase any of our common stock in fiscal 2009.

In light of our financial condition, we implemented a number of cost reduction steps in fiscal 2009 to reduce our use of cash, as discussed in Note 17 of the Notes to Condensed Consolidated Financial Statements. Our cost reduction actions in fiscal 2009 are expected to lower our annual operating expenses by $11 to $12 million, which is expected to reduce our cash flow breakeven revenue level to approximately $12 to $14 million per quarter, depending on the gross margins and the timing of shipments and accounts receivable collections.* In addition, we plan to manage cash flows by reducing capital expenditures to less than $500,000 in fiscal 2010 and to aggressively improve our working capital levels in the second half of fiscal 2010.* Management believes that these actions will allow us to have sufficient cash to fund our operations through at least fiscal 2010.*

We do not have any revolving line of credit or other form of debt financing. If the economic environment does not improve in early fiscal 2010 and, notwithstanding our cash management initiatives, more cash is needed to fund operations than expected, we may need to take additional actions.* These actions could include additional cost reduction measures and possible cash generating activities, including exploring a sale-leaseback arrangement for our Chaska, Minnesota facility, entering into an asset-based lending arrangement, borrowing up to $3.2 million against or liquidating our remaining life insurance investments of $3.5 million, borrowing up to 50% against or selling some or all of our currently illiquid ARS, possibly at a loss, or selling additional equity.* We can provide no assurance that any of these cash-generating activities will be available to us when needed, or if available, on such terms that will be acceptable or in sufficient amounts to cover our operating expenses at such time. The sale of additional equity would likely result in additional dilution to our shareholders.* In addition, without substantial available capital, we may be unable to take advantage of strategic opportunities as they arise, such as investments in or acquisitions of businesses, products or technologies.*

At the expected revenue and expense run rate, we anticipate using less than $2.0 million of cash for operations in the first quarter of fiscal 2010.* We believe that with existing cash, cash receipts, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet our currently projected working capital requirements, and to meet other cash requirements through at least fiscal 2010.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies. We may fund such activities with additional equity or debt financing.* The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.*

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. This statement applies only to fair-value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair-value measures in financial statements. The provisions under SFAS No. 157 were effective for us beginning in the first quarter of fiscal 2009. The adoption of this pronouncement did not have an impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements, respectively. The provisions of SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2010. We do not expect the adoption of these pronouncements to have an impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”), FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2” and “FAS 124-2”), which amends current other-than-temporary impairment guidance in generally accepted accounting principles in the United States for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for our fiscal year ending August 29, 2009. The implementation of FSP FAS 115-2 and FAS 124-2 did not have an impact on our financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The disclosure requirement under this SFAS is effective for our annual reporting for our fiscal year ending August 29, 2009. We evaluated subsequent events through the date and time the financial statements were issued on November 12, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This SFAS is effective for our fiscal 2010 first quarter. This SFAS is not expected to have a material impact on our consolidated financial statements.

On September 23, 2009, the FASB reached a consensus on two new pronouncements, Emerging Issues Task Force (“EITF”) No. 08-1, “Revenue Arrangements with Multiple Deliverables” (previously titled, “Revenue Recognition for a Single Unit of Accounting”) and EITF No. 09-3, “Applicability of Statement of Position 97-2 to Certain Arrangements That Include Software Elements.” These new pronouncements are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after

June 15, 2010. Early adoption is permitted and we are evaluating the timing of adoption and the impact that adoption of these EITFs will have on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to certain foreign investments. As of August 29, 2009, our investments included a 100% interest in our Europe and Asia sales and service offices and a 20% interest in Apprecia Technology, Inc. (formerly known as m•FSI LTD), which operates in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.

We have direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia-Pacific regions and incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* As of August 29, 2009, we had not entered into any hedging activities and our foreign currency transaction gains and losses for fiscal 2009 were insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.

We do not have significant exposure to changing interest rates as we currently have no material long-term debt. As of the end of fiscal 2009, amortized cost approximated market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $120,000 based on our cash, restricted cash, cash equivalents and marketable securities balances as of August 29, 2009.

As of August 29, 2009, our investment portfolio included ARS reported at a fair value of $4.5 million after reflecting a $0.2 million other than temporary impairment against $4.7 million par value. The other than temporary impairment was recorded in fiscal 2008. The interest rates of our ARS are reset every 28 days through an auction process and at the end of each reset period, investors can sell or continue to hold the securities at par.

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

We determined and recorded an other than temporary impairment of approximately $0.4 million as of August 28, 2008. Approximately $0.1 million of this other than temporary impairment was reversed in fiscal 2009 associated with the redemption of approximately $3.0 million ARS at par. If the issuers of the ARS are unable to successfully close future auctions or do not redeem the ARS, or the United States government fails to support its guaranty of the obligations, we may be required to record additional impairment charges.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended August 29, 2009, August 30, 2008 and August 25, 2007

	2009	2008	2007
	(In thousands, except per share amounts)

Sales (including sales to affiliates of $0, $0, and $5,355, respectively)	$50,484	$78,256	$116,233
Cost of goods sold	34,057	45,271	69,110

Gross margin	16,427	32,985	47,123
Selling, general and administrative expenses	19,504	29,012	34,542
Research and development expenses	14,674	18,962	24,086

Operating loss	(17,751)	(14,989)	(11,505)
Interest expense	(41)	(144)	(196)
Interest income	261	918	916
Gain on sale of marketable securities (impairment of investments)	110	(353)	(4,088)
Other (expense) income, net	(287)	305	382

Loss before income taxes	(17,708)	(14,263)	(14,491)
Income tax (benefit) expense	(84)	(624)	122

Loss before equity in earnings of affiliate	(17,624)	(13,639)	(14,613)
Equity in earnings of affiliate	—	—	27

Net loss	$(17,624)	$(13,639)	$(14,586)

Loss per share
Basic	$(0.57)	$(0.45)	$(0.48)
Diluted	$(0.57)	$(0.45)	$(0.48)
Weighted average common shares — basic	31,129	30,648	30,413
Weighted average common shares — diluted	31,129	30,648	30,413

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 29,	August 30,
	2009	2008
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$6,760	$14,788
Restricted cash	818	275
Marketable securities	—	850
Trade accounts receivable, less allowance for doubtful accounts of $125 and $128, respectively	8,697	9,614
Inventories, net	21,171	27,169
Other receivables	2,624	4,813
Prepaid expenses and other current assets	1,710	3,339

Total current assets	41,780	60,848

Property, plant and equipment, net	15,147	18,266
Restricted cash	—	500
Long-term marketable securities	4,458	6,447
Investment	460	460
Intangible assets, net	—	61
Other assets	1,840	1,071

Total assets	$63,685	$87,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,170	$4,305
Accrued expenses	6,972	10,392
Current portion of capital lease obligations	—	841
Customer deposits	12	7
Deferred profit	2,362	3,867

Total current liabilities	12,516	19,412
Long-term accrued expenses	512	583
Commitments and contingencies (Notes 4 and 19)
Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized; none issued and outstanding	—	—
Series A Junior Participating Preferred stock, no par value; 300 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 31,636 and 30,839 shares, respectively	226,562	226,352
Accumulated deficit	(177,591)	(159,967)
Accumulated other comprehensive loss	(1,027)	(997)
Other stockholders’ equity	2,713	2,270

Total stockholders’ equity	50,657	67,658

Total liabilities and stockholders’ equity	$63,685	$87,653

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Years ended August 29, 2009, August 30, 2008 and August 25, 2007

				Accumulated
	Common Stock			Other	Other
	Number of		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Deficit	(Loss) Income	Equity	Total
	(In thousands)

Balance August 26, 2006	30,309	$225,169	$(132,052)	$(218)	$1,073	$93,972
Cumulative effect adjustment as a result of the adoption of SAB 108	—	—	310	—	—	310
Stock issuance	236	805	—	—	—	805
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	(357)	—	(357)
Net loss	—	—	(14,586)	—	—	(14,586)

Total comprehensive loss	—	—	—	—	—	(14,943)
Stock compensation expense	—	—	—	—	622	622

Balance August 25, 2007	30,545	225,974	(146,328)	(575)	1,695	80,766
Stock issuance	294	378	—	—	—	378
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	(422)	—	(422)
Net loss	—	—	(13,639)	—	—	(13,639)

Total comprehensive loss	—	—	—	—	—	(14,061)
Stock compensation expense	—	—	—	—	575	575

Balance August 30, 2008	30,839	226,352	(159,967)	(997)	2,270	67,658
Stock issuance	797	210	—	—	—	210
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	(30)	—	(30)
Net loss	—	—	(17,624)	—	—	(17,624)

Total comprehensive loss	—	—	—	—	—	(17,654)
Stock compensation expense	—	—	—	—	443	443

Balance August 29, 2009	31,636	$226,562	$(177,591)	$(1,027)	$2,713	$50,657

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended August 29, 2009, August 30, 2008 and August 25, 2007

	2009	2008	2007
	(In thousands)

Operating Activities
Net loss	$(17,624)	$(13,639)	$(14,586)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Stock compensation expense	482	565	593
Gain on sale of marketable securities/impairment of investments	(110)	353	4,088
Depreciation	3,398	3,818	3,663
Amortization	61	436	508
Equity in earnings of affiliate	—	—	(27)
Loss (gain) on sale or disposal of equipment	46	9	(17)
Changes in operating assets and liabilities:
Restricted cash	(43)	(124)	(6)
Trade accounts receivable	916	7,995	5,564
Inventories	5,998	2,455	6,057
Prepaid expenses and other current assets	2,933	(650)	3,837
Trade accounts payable	(1,135)	846	(5,345)
Accrued expenses	(3,530)	(307)	(3,520)
Customer deposits	5	(1,299)	(4,102)
Deferred profit	(1,505)	536	(817)

Net cash (used in) provided by operating activities	(10,108)	994	(4,110)
Investing Activities
Capital expenditures	(325)	(1,702)	(1,590)
Purchases of marketable securities	—	(49,650)	(85,850)
Sales of marketable securities	2,950	50,800	88,150
Proceeds from sale of investment	—	—	1,238
Dividend from affiliate	—	—	2,047
Decrease (increase) in other assets	116	128	(39)
Proceeds from sale of property, plant and equipment	—	—	17

Net cash provided by (used in) investing activities	2,741	(424)	3,973
Financing Activities
Net proceeds from issuance of common stock	210	378	805
Increase in restricted cash	—	—	(500)
Principle payments on capital leases	(841)	(778)	(511)

Net cash used in financing activities	(631)	(400)	(206)
Effect of exchange rate on cash	(30)	(422)	(289)

Decrease in cash and cash equivalents	(8,028)	(252)	(632)
Cash and cash equivalents at beginning of year	14,788	15,040	15,672

Cash and cash equivalents at end of year	$6,760	$14,788	$15,040

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of FSI International, Inc. and its wholly owned subsidiaries, FSI International Asia, Ltd., FSI International Semiconductor Equipment Pte. Ltd., FSI International (France) SARL, FSI International (Germany) GmbH, FSI International (Italy) S.r.l., FSI International (Holding) B.V., FSI International (Netherlands) B.V., FSI International (UK) Limited, FSI International (Shanghai) Co., Ltd., FSI International (Korea) Co., Ltd., FSI International Israel, Ltd., SCD Mountain View, Inc., and Semiconductor Systems, Inc. All intercompany balances and transactions have been eliminated in consolidation. During fiscal 2007, the Company closed its branch office, FSI Malaysia SDN GHD.

The Company’s fiscal year ends on the last Saturday in August and is comprised of 52 or 53 weeks. Fiscal 2009 consisted of a 52-week period. Fiscal 2008 consisted of a 53-week period and fiscal 2007 consisted of a 52-week period.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. This statement applies only to fair-value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair-value measures in financial statements. The provisions under SFAS No. 157 were effective for the Company beginning in the first quarter of fiscal 2009. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 was effective for the Company beginning in the first quarter of fiscal 2009. The Company does not measure any of its financial instruments at fair value as permitted under SFAS 159.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements, respectively. The provisions of SFAS 141R and SFAS 160 are effective for the Company beginning in the first quarter of fiscal 2010. The Company does not expect the adoption of these pronouncements to have an impact on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”), FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which amends current other-than-temporary impairment guidance in generally accepted accounting principles in the United States (“U.S. GAAP”) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s fiscal year ending August 29, 2009. The implementation of FSP FAS 115-2 and FAS 124-2 did not have an impact on the Company’s financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The disclosure requirement under this SFAS is effective for the Company’s annual reporting for its fiscal year ending August 29, 2009. The Company evaluated subsequent events through the date and time the financial statements were issued on November 12, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This SFAS is effective for the Company’s fiscal 2010 first quarter. This SFAS is not expected to have a material impact on the Company’s consolidated financial statements.

On September 23, 2009, the FASB reached a consensus on two new pronouncements, Emerging Issues Task Force (“EITF”) No. 08-1, “Revenue Arrangements with Multiple Deliverables” (previously titled, “Revenue Recognition for a Single Unit of Accounting”) and EITF No. 09-3, “Applicability of Statement of Position 97-2 to Certain Arrangements That Include Software Elements.” These new pronouncements are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted and the Company is evaluating the timing of adoption and the impact that adoption of these EITFs will have on its consolidated financial statements.

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

Other Comprehensive Loss

Other comprehensive loss pertains to revenues, expenses, gains, and losses that are not included in net loss, but rather are recorded directly in stockholders’ equity. For fiscal 2009, 2008 and 2007, other comprehensive loss consisted of foreign currency translation adjustments.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Marketable Securities

The Company accounts for its marketable securities as available-for-sale and reports them at fair market value. Fair market values, other than for auction rate securities (“ARS”), are based on quoted market prices. Fair market values of the majority of the Company’s ARS are based on a mark-to-model approach. Other ARS are valued based on the price at which the issuer offered to repurchase such ARS in a conditional tender offer the Company received in October 2008 from the issuer. In determining the fair market value of its ARS, the Company has made assumptions related to interest rates, credit worthiness of the issuer and the Company’s ability and intent to hold the investments until recovery of fair value. FSP SFAS 115-2 and SFAS 124-2 categorize losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115, FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

Allowance for Doubtful Accounts

The Company makes estimates of the uncollectibility of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Accounts receivable are determined to be past due based on payment terms and are charged off after management determines that they are uncollectible.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of the allowance for doubtful accounts for the fiscal years ended August 29, 2009, August 30, 2008 and August 25, 2007 is as follows (in thousands):

	Balance at					Balance
	Beginning		Bad Debt			at End
	of Year	Recoveries	Expense	Adjustments	Write-offs	of Year

Fiscal year ended August 29, 2009	$128	$(21)	$18	$—	$—	$125
Fiscal year ended August 30, 2008	$196	$(68)	$—	$—	$—	$128
Fiscal year ended August 25, 2007	$520	$(55)	$—	$(43)	$(226)	$196

The Company collected $21,000 of receivables in fiscal 2009, $68,000 of receivables in fiscal 2008 and $55,000 in fiscal 2007 that had previously been written down to zero, resulting in credits to selling, general and administrative expenses.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

The Company routinely considers whether indicators of impairment of its property and equipment assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the asset in question is less than the carrying amount of the asset. If less, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. Fair value is determined by discounted estimated future cash flows, appraisals or other methods deemed

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

appropriate. If the asset determined to be impaired is to be held and used, the Company recognizes an impairment charge to the extent that the carrying amount of the asset exceeds its fair value. Long-lived assets amounted to $15.1 million as of August 29, 2009.

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

As of August 26, 2007, the Company adopted the provisions of the FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The adoption of FIN 48 had no impact on our financial position or results of operations. As of August 29, 2009 and August 30, 2008, the Company had $0.5 million and $0.6 million, respectively, of liabilities recorded related to unrecognized tax benefits. Included in the liability balance as of August 29, 2009 and August 30, 2008 are approximately $0.4 million and $0.5 million, respectively, of unrecognized tax benefits that, if recognized, will affect the Company’s effective tax rate. Accrued interest and penalties on these unrecognized tax benefits were $0.1 million as of both August 29, 2009 and August 30, 2008. The Company recognizes potential interest and penalties related to income tax positions, if any, as a component of provision for income taxes on the consolidated statements of operations. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the next twelve months.

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

Warranty provisions and claims for the fiscal years ended August 29, 2009, August 30, 2008 and August 25, 2007 were as follows (in thousands):

	August 29,	August 30,	August 25,
	2009	2008	2007

Beginning balance	$2,757	$3,811	$3,964
Warranty provisions	405	1,153	1,514
Warranty claims	(1,460)	(2,207)	(1,667)

Ending Balance	$1,702	$2,757	$3,811

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

Loss Per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share for fiscal years 2009, 2008 and 2007 does not include the effect of potential dilutive common shares as their inclusion would be antidilutive. The number of potential dilutive common shares excluded from the computation of diluted loss per share was 3,424,000 for fiscal 2009, 3,679,000 for fiscal 2008 and 3,578,000 for fiscal 2007.

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

Employee Stock Plans

For fiscal 2009, 2008 and 2007, the Company’s results of operations reflect compensation expense for new stock options granted and vested under its stock incentive plan and employees stock purchase plan during the fiscal year and the unvested portion of previous stock option grants which vested during the fiscal year.

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

The carrying amount of the Company’s financial instruments, which includes cash equivalents, short-term marketable securities, accounts receivable, accounts payable and accrued expenses, approximate fair value at August 30, 2008, due to their short maturities. At the end of fiscal 2009, the Company’s accounts receivable included $2.0 million attributable to a past due receivable with a customer in Asia. The customer has delayed payment due to their cash flow issues and lower than expected capacity utilization. The Company is working

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on obtaining a letter of credit for the outstanding amount with expected payment in January 2010. Management still believes that this receivable is collectible and will continue to monitor the situation closely.

As of August 29, 2009 and August 30, 2008, all marketable securities were classified as available-for-sale. The carrying amount of short-term marketable securities was $0 as of August 29, 2009 and $850,000 as of August 30, 2008. The carrying amount of long-term marketable securities was $4,458,000 as of August 29, 2009 and $6,447,000 as of August 30, 2008. The balance is net of an other-than-temporary impairment of $242,000 as of August 29, 2009 and $353,000 as of August 30, 2008. See Note 18 of the Notes to Consolidated Financial Statements for further discussion related to the impairment.

The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available to meet the Company’s current cash requirements.

(3)	Related Party Transactions

Prior to the transaction described below, the Company owned a 49 percent equity interest in Apprecia Technology, Inc. (“Apprecia”), formerly known as m•FSI LTD, a Japanese joint venture company formed in 1991 among the Company, Mitsui & Co., Ltd. (“Mitsui”) and Mitsui’s wholly owned subsidiary, Chlorine Engineers Corp., Ltd. (“CEC”). Apprecia is engaged in the manufacturing and distribution in the Japanese market of semiconductor equipment and products, including certain products of the Company. On May 15, 2007 (the “Closing Date”), the Company, CEC, Mizuho Capital Co., Ltd, (“Mizuho”), The Yasuda Enterprise Development III, Limited Partnership (“Yasuda”) and certain Apprecia managers (“Apprecia Management Group”) entered into a Stock Purchase Agreement (the “Agreement”). The Apprecia Management Group did not include any officers or employees of the Company. Under the Agreement, Apprecia paid on the Closing Date, a $4.2 million dividend to its shareholders prior to the sales contemplated in the Agreement, of which the Company received approximately $2.0 million. Under the Agreement, CEC and MBK Project Holdings Ltd. (“MPH”), a wholly owned subsidiary of Mitsui, sold all of their combined 51 percent equity ownership in Apprecia and the Company sold 28.4 percent of its equity ownership in Apprecia, or a total of 79.4 percent, to Yasuda, Mizuho and the Apprecia Management Group for a total purchase price of $1.8 million. On the Closing Date, the Company received total proceeds of $3.2 million, net of applicable taxes. At the end of fiscal 2007, the Company had a 20% equity ownership in Apprecia. As a result of the transaction, the Company’s ownership and business relationship with Apprecia changed such that the Company no longer had the ability to exercise significant influence over Apprecia. Therefore, the Company began to account for its investment in Apprecia under the cost method after completion of the transaction. Previously, the Company accounted for its investment in Apprecia under the equity method. On the Closing Date, the Company entered into a Termination and Release Agreement with Mitsui, CEC, MPH and Apprecia, for the termination of the following agreements and any amendments thereto:

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company sold approximately $5,355,000 in fiscal 2007 of its products in the aggregate to Apprecia as an affiliate.

(4)	Lease Commitments

The Company has capital and operating lease agreements for equipment and manufacturing and office facilities. The future net minimum lease payments for all leases with noncancellable lease terms in excess of one year at August 29, 2009 are as follows (in thousands):

Operating
Leases

Fiscal Year Ending August:
2010	$591
2011	371
2012	57
2013	15
2014	10
Thereafter	11

Total minimum lease payments	$1,055

Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended
	August 29,	August 30,	August 25,
	2009	2008	2007

Rent expense for operating leases	$1,213	$1,578	$1,723

(5)	Inventories

Inventories are summarized as follows (in thousands):

	August 29,	August 30,
	2009	2008

Finished goods	$3,013	$1,999
Work in process	4,797	11,314
Raw materials and purchased parts	13,361	13,856

	$21,171	$27,169

(6)	Property, Plant and Equipment

The components of property, plant and equipment are as follows (in thousands):

	August 29,	August 30,
	2009	2008

Land	$224	$224
Building and leasehold improvements	33,270	33,185
Office furniture and equipment	4,200	4,240
Computer hardware and software	14,782	17,972
Manufacturing equipment	1,772	1,954
Lab equipment	19,715	20,731
Tooling	248	265
Capital programs in progress	446	505

	74,657	79,076
Less accumulated depreciation and amortization	(59,510)	(60,810)

	$15,147	$18,266

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Intangible Assets

The Company amortizes intangible assets on a straight-line basis over their estimated economic lives, which range from two to nine years. The intangible assets were fully amortized in fiscal 2009.

The Company has no intangible assets with indefinite useful lives. Intangible assets as of August 29, 2009 and August 30, 2008 consist of the following (in thousands):

	As of August 29, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$9,150	$9,150	$—
Patents	4,285	4,285	—
License fees	500	500	—
Other	420	420	—

	$14,355	$14,355	$—

	As of August 30, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$9,150	$9,150	$—
Patents	4,285	4,224	61
License fees	500	500	—
Other	420	420	—

	$14,355	$14,294	$61

(8)	Accrued Expenses

Accrued expenses are summarized as follows (in thousands):

	August 29,	August 30,
	2009	2008

Salaries and benefits	$1,507	$1,934
Vacation	1,157	1,582
Realignment	986	1,992
Product warranty	1,702	2,757
Other	1,620	2,127

	$6,972	$10,392

(9)	Deferred Profit

Deferred profit as of the end of the fiscal year consists of (in thousands):

	August 29,	August 30,
	2009	2008

Deferred revenue	$2,739	$5,439
Deferred cost of goods sold	(377)	(1,572)

Deferred profit	$2,362	$3,867

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Income Taxes

Loss before income taxes and equity in earnings (losses) of affiliate was derived from the following sources (in thousands):

	Fiscal Year Ended
	August 29,	August 20,	August 25,
	2009	2008	2007

Domestic	$(16,984)	$(14,526)	$(10,574)
Foreign	(724)	263	(3,917)

	$(17,708)	$(14,263)	$(14,491)

Income tax expense is summarized as follows (in thousands):

	Fiscal Year Ended
	August 29,	August 30,	August 25,
	2009	2008	2007

Current:
Federal	$(83)	$—	$—
Foreign	(32)	(598)	102
State	31	(26)	20

	(84)	(624)	122
Deferred:
Foreign	—	—	—
State	—	—	—

	—	—	—

	$(84)	$(624)	$122

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 29, 2009 and August 30, 2008 are as follows (in thousands):

	August 29,	August 30,
	2009	2008

Deferred tax assets:
Inventory	$4,180	$6,695
Deferred profit	168	833
Accounts receivable	47	48
Property, plant and equipment, net	922	428
Credit carryforwards	6,725	6,640
Net operating loss carryforwards	70,650	61,050
Accruals	1,147	1,608

Total gross deferred tax assets	83,839	77,302
Deferred tax liabilities:
Intangibles	—	23
Other, net	421	371
Investment in foreign affiliate	118	118

Total gross deferred tax liabilities	539	512
Less valuation allowance	(83,300)	(76,790)

Net deferred tax assets	$—	$—

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective income tax expense differs from the expected statutory federal income tax as follows (in thousands):

	Fiscal Year Ended
	August 29,	August 30,	August 25,
	2009	2008	2007

Expected federal income tax benefit	$(6,198)	$(4,992)	$(5,072)
State income tax benefit before valuation allowance	(496)	(383)	(413)
Research activities credit	(225)	(250)	(390)
Nondeductable transfer pricing adjustments	—	809	—
Valuation allowance	6,660	4,614	5,627
Stock compensation expense	169	198	207
Foreign withholding tax	—	48	102
Tax contingency	(32)	(709)	—
Other items, net	38	41	61

	$(84)	$(624)	$122

We adopted the provisions of FIN 48 on August 26, 2007. Implementation of FIN 48 resulted in no adjustment to the liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	August 29,	August 30,
	2009	2008

Beginning balance	$583	$1,290
Increase related to prior year tax position	—	18
Decrease related to prior year tax position	(139)	(63)
Increase related to current year tax positions	68	—
Settlements	—	(662)

Ending balance	$512	$583

The Company recorded a tax benefit of $84,000, for fiscal 2009 related primarily to R&D credit utilization in lieu of bonus depreciation and the expiration of uncertain tax positions as a result of a lapse of the applicable statute of limitations. The Company recorded a tax benefit of $624,000 in fiscal 2008 related to tax positions that were effectively settled with tax authorities during fiscal 2008, partially offset by state income tax expense. The Company recorded a tax liability of $122,000 for fiscal 2007 which was the result of foreign and state taxes.

The Company has net operating loss carryforwards for federal income tax purposes of approximately $188.0 million at August 29, 2009, which will begin to expire in fiscal 2011 through fiscal 2030 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year. The Company has net operating loss carryforwards for state purposes of approximately $85.2 million, which will expire at various times, beginning with fiscal year 2010, if not utilized.

The Company maintains a valuation allowance to fully reserve against its net deferred tax assets due to uncertainty over the ability to realize these assets. The change in the valuation allowance during the fiscal year 2009 was $6.5 million. Included in the August 29, 2009 valuation allowance balance of $83.3 million is

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.6 million, which will be recorded as a credit to stockholders’ equity, if it is determined in the future that this portion of the valuation allowance is no longer required.

(11)	Retirement Plans

The Company has an Employee 401(k) Retirement Plan, which allows for discretionary contributions, covering eligible employees. Contributions under the plans are 3% or at the discretion of the Board of Directors. Beginning in January 2005, the Company contributed 3% of employee salaries to the 401(k). The Company contributed approximately $537,000 in fiscal 2009, $738,000 in fiscal 2008 and $877,000 in fiscal 2007.

In addition, the Company has statutory pension plans in Europe and Asia and contributed approximately $214,000 in fiscal 2009, $284,000 in fiscal 2008 and $247,000 in fiscal 2007, to such plans in aggregate.

(12)	Stock Options

Stock-based compensation expense for stock options granted or vested under the Company’s stock incentive plans and employees stock purchase plan (“ESPP”) was reflected in the statements of operations for fiscal 2009, 2008 and 2007 as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	August 29, 2009	August 30, 2008	August 25, 2007

Cost of goods sold	$52	$43	$28
Selling, general and administrative	301	401	439
Research and development	129	121	126

Amount charged against net loss	$482	$565	$593

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of an option. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted under the Company’s plan and the ESPP during fiscal 2009, 2008 and 2007 using the Black-Scholes option-pricing model:

	Options			ESPP
Fiscal Year	2009	2008	2007	2009	2008	2007

Annualized dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	74.0%	69.3%	69.0%	75.5%	69.3%	69.0%
Risk free interest rate	1.6%	3.2%	4.7%	0.3%	2.3%	5.0%
Expected life (in years)	5.4	5.5	5.5	0.5	0.5	0.5

A summary of the option activity for the stock option plans for fiscal 2009 is as follows (in thousands, except price per share and contractual term):

		Weighted-Average	Weighted-Average
	Number of	Exercise Price per	Remaining	Aggregate Intrinsic
	Shares	Share	Contractual Term	Value

Outstanding at August 30, 2008	3,679	$6.58
Options granted	362	0.35
Options forfeited	(55)	1.78
Options expired	(562)	6.46
Options exercised	—	—

Outstanding at August 29, 2009	3,424	$6.01	4.4	$178

Exercisable at August 29, 2009	2,932	$6.86	3.7	$18

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There was no intrinsic value for options outstanding or exercisable at August 29, 2009 as the closing price of the Company’s stock at the end of fiscal 2009 was less than the exercise price of the options outstanding or exercisable.

The weighted average grant date fair value based on the Black-Scholes option-pricing model for options granted in fiscal 2009 was $0.22 per share, in fiscal 2008 was $0.98 per share and for options granted in fiscal 2007 was $3.32 per share. There were no options exercised during fiscal 2009 or fiscal 2008. The total intrinsic value of options exercised was $108,000 during fiscal 2007.

A summary of the status of unvested option shares as of August 29, 2009 is as follows (in thousands, except fair value amounts):

	Number of	Weighted-Average Grant-Date
	Shares	Fair Value

Unvested at August 30, 2008	428	$1.51
Options granted	362	0.22
Options forfeited	(55)	1.11
Options vested	(243)	1.52

Unvested at August 29, 2009	492	$0.60

As of August 29, 2009, there was $396,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 0.7 years. The total fair value of option shares vested was $482,000 during fiscal 2009, $565,000 during fiscal 2008 and $593,000 during fiscal 2007.

The activity under stock option plans of the Company is as follows (in thousands, except per share amounts):

	Number of Shares		Weighted-Average
	Available		Exercise Price
	for Grant	Outstanding	per Share

Activity Description
August 26, 2006	584	3,699	$7.42
Granted	(173)	173	5.20
Exercised	—	(54)	3.50
Canceled	41	(240)	10.24
Expired Plan	(452)	—	—

August 25, 2007	—	3,578	7.19
Adoption of the 2008 Omnibus Stock Plan	1,000	—	—
Granted	(370)	370	1.59
Exercised	—	—	—
Canceled	—	(269)	7.87

August 30, 2008	630	3,679	6.58
Additional Shares Authorized	500	—	—
Granted	(362)	362	0.35
Exercised	—	—	—
Canceled	58	(617)	6.05

August 29, 2009	826	3,424	$6.01

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information with respect to options outstanding and exercisable at August 29, 2009 (number of options outstanding and exercisable in thousands):

Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
	Number	Remaining	Average		Average
	of Options	Contractual	Exercise		Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.32 - $5.00	1,558	6.5	$2.50	1,086	$3.26
$5.01 - $8.50	913	4.2	7.18	893	7.22
$8.51 - $12.00	836	1.4	10.24	836	10.24
$12.01 - $15.50	107	0.6	13.09	107	13.09
$15.51 - $16.81	10	0.4	16.81	10	16.81

$0.32 - $16.81	3,424	4.4	$6.01	2,932	$6.86

There were 3,251,000 currently exercisable options at a weighted-average exercise price of $7.12 at August 30, 2008, and 3,302,000 currently exercisable options at a weighted-average exercise price of $7.38 at August 25, 2007.

On May 22, 1997, the Company adopted a Shareholder Rights Plan (the “Rights Plan”). Pursuant to the Rights Plan, rights were distributed as a dividend at the rate of one preferred share purchase right (“Right”) for each outstanding share of common stock of the Company. The Rights Plan and related Rights expired on June 10, 2007.

(13)	Employees Stock Purchase Plan

The Company’s ESPP enables employees to contribute up to 10% of their wages toward the purchase of the Company’s common stock at 85% of the lower of market value at the beginning or the end of the semiannual purchase period. Stockholders authorized the issuance of 1,000,000 additional shares of common stock to the ESPP in fiscal 2009.

Shares were issued on the following dates for the following prices (in thousands except per share amounts):

		Price per
Date	Shares	Share

December 31, 2006	75	4.39
June 30, 2007	106	2.70
December 31, 2007	111	1.53
June 30, 2008	183	1.14
December 31, 2008	314	0.26
June 30, 2009	483	0.26

As of August 29, 2009, there were 527,000 shares reserved for future employee purchases of stock under the ESPP.

(14)	Segment and Other Information

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

Geographic Information

International sales were approximately 71% of total sales in fiscal year 2009, 76% of total sales in fiscal year 2008 and approximately 69% of total sales in fiscal year 2007. The basis for determining sales by geographic region is the location that the product is shipped to. Included in these percentages and the table below are sales to related parties (see Note 3). Sales by geographic area are summarized as follows (in thousands):

	Fiscal Year Ended
	August 29,	August 30,	August 25,
	2009	2008	2007

Asia	$27,869	$33,276	$41,779
Europe	7,926	25,967	37,476
Other	20	24	381

Total International	35,815	59,267	79,636
Domestic	14,669	18,989	36,597

	$50,484	$78,256	$116,233

South Korea accounted for 43% of total sales in fiscal 2009, 25% of total sales in fiscal 2008 and 15% of total sales in fiscal 2007. Israel accounted for 10% of total sales in fiscal 2007.

Long-lived Assets

The Company does not have significant long-lived assets in foreign countries.

Customer Information

The following summarizes significant customers comprising 10% or more of the Company’s trade accounts receivable as of August 29, 2009 and August 30, 2008 and 10% or more of sales for fiscal 2009, 2008 and 2007, which includes sales through affiliates to end-users:

	% of Trade Accounts
	Receivable as of		% of Sales for the Fiscal Year Ended
	August 29,	August 30,	August 29,	August 30,	August 25,
	2009	2008	2009	2008	2007

Customer A	27%	22%	34%	19%	13%
Customer B	*	17%	*	12%	*
Customer C	*	*	*	*	11%
Customer D	*	21%	*	*	*
Customer E	22%	*	*	*	*
Customer F	10%	*	*	*	*

*	Trade accounts receivable from or sales to respective customer were less than 10% as of the end of or during the fiscal year.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	License Agreements

The Company, in the ordinary course of business, enters into various licensing agreements. These agreements generally provide for technology transfers between the Company and the licensors in exchange for minimum royalty payments and/or a fixed royalty to the licensors. The total accrued royalty license fees included in accrued expenses were $226,000 at August 29, 2009 and $312,000 at August 30, 2008. These agreements can generally be terminated by the Company with appropriate notice to the licensors.

(16)	Supplementary Cash Flow Information

The following summarizes supplementary cash flow items (in thousands):

	Fiscal Year Ended
	August 29,	August 30,	August 25,
	2009	2008	2007

Income taxes (received) paid, net	$(76)	$(17)	$106
Interest paid, net	41	144	195
Assets acquired by a capital lease	$—	$442	$1,687

(17)	Cost Reductions and Realignment

In the second quarter of fiscal 2009, the Company committed to a plan of additional cost reduction actions, including the reduction of headcount, salary reductions and scheduled plant shutdowns. The cost reduction actions were due to the Company continuing to be impacted by the global economic slowdown and in particular the reduced demand for the Company’s products. A total of 111 positions were eliminated of which 37 were manufacturing positions, 37 were sales, service and marketing positions, 8 were administrative positions and 29 were engineering positions. Severance and outplacement costs, net of change in estimate, recorded in fiscal 2009 were allocated as follows: $1,133,000 to selling, general and administrative expense, $875,000 to research and development expense and $604,000 to cost of goods sold.

The fiscal 2009 severance and outplacement costs are summarized as follows (in thousands):

		Amount Paid
	Amount	through	Accrual at
	Charged	August 29,	August 29,
	Fiscal 2009	2009	2009

Selling, general and administrative expenses	$1,133	$739	$394
Research and development expenses	875	534	341
Cost of goods sold	604	353	251

Total	$2,612	$1,626	$986

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fiscal 2008 severance and outplacement costs are summarized as follows (in thousands):

		Amount
	Amount	Paid through	Accrual at
	Charged	August 29,	August 29,
	Fiscal 2008	2009	2009

Selling, general and administrative expenses	$1,314	$1,314	$—
Research and development expenses	536	536	—
Cost of goods sold	142	142	—

Total severance and outplacement costs	$1,992	$1,992	$—

The accruals were paid in fiscal 2009.

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

The accruals were paid in fiscal 2008.

(18)	Marketable Securities and Impairment of Investment

As of August 29, 2009, the Company had investments in ARS reported at a fair value of $4.5 million after reflecting a $0.2 million other than temporary impairment against $4.7 million par value. The other than temporary impairment was recorded in fiscal 2008. The Company valued the majority of ARS using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. However, the Company valued certain ARS based on the price at which the issuer offered to repurchase such ARS in a conditional tender offer received by the Company in October 2008 from the issuer.

The ARS held by the Company are marketable securities with long-term stated maturities for which the interest rates are reset every 28 days through an auction process and at the end of each reset period, investors can sell or continue to hold the securities at par. The auctions have historically provided a liquid market for these securities as investors historically could readily sell their investments at auction. Due to the liquidity issues experienced in global credit and capital markets, the ARS held by the Company have experienced

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. During the second quarter of fiscal 2008, the Company reclassified $8.5 million of ARS from current marketable securities to long-term marketable securities on the condensed consolidated balance sheet due to difficulties encountered at auction and the conditions in the general debt markets creating uncertainty as to when successful auctions may be reestablished. During fiscal 2008 $0.8 million of ARS were partially redeemed. An additional $3.0 million were redeemed in fiscal 2009.

The $4.7 million par value ARS held by the Company are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education and are classified as long-term. All of the ARS held by the Company continue to carry investment grade ratings and have not experienced any payment defaults. ARS that did not successfully auction, reset to the maximum interest rate as prescribed in the underlying indenture and all of the Company’s holdings continue to be current with their interest payments. If uncertainties in the credit and capital markets continue, these markets deteriorate further or any ARS the Company holds are downgraded by the rating agencies, the Company may be required to recognize additional impairment charges.

The Company categorizes its assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2009, the Company entered into a settlement agreement with the Office of Export Enforcement for $450,000. The Company will pay $5,000 per month for ten months beginning in November 2009. The remaining $400,000 owed under the settlement will be suspended for 12 months. If the Company does not commit any export violations during the 12-month period, it will be released from further payment, including the suspended $400,000.

(20)	Share Repurchase Plan

In October 2008, the Company authorized the repurchase of up to $3 million of the Company’s common stock to be effected from time to time in transactions in the public markets or in private purchases. The timing and extent of any repurchases will depend upon market conditions, the trading price of the Company’s shares and other factors, subject to the restrictions relating to volume, price and timing of share repurchases under applicable law. The repurchase program may be modified, suspended or terminated at any time by the Company without notice. The Company did not repurchase any of its common stock during fiscal 2009.

(21)	Liquidity

As of August 29, 2009, the Company had $12.0 million of cash, cash equivalents, restricted cash and marketable securities, of which $4.5 million are classified as long-term due to the lack of liquidity of the ARS as discussed in Note 18. During fiscal 2009, the Company used approximately $10.1 million for operations, which included the liquidation of approximately $2.4 million of life insurance investments. The cash usage was primarily related to funding the loss from operations.

In light of its current financial condition, the Company recognized the need to reduce its use of cash and has implemented a number of cost reduction steps, as discussed further in Note 17. The Company’s actions in fiscal 2009 are expected to lower the Company’s annual operating expenses.

The Company currently does not have any revolving line of credit or other form of debt financing. If the economic environment does not improve in early fiscal 2010, and, not withstanding the Company’s cash management initiatives, if more cash is needed to fund the Company than expected, the Company may need to take additional actions. These actions could include entering into a sale-leaseback arrangement for its facility in Chaska, Minnesota, entering into an asset-based lending arrangement, borrowing up to $3.2 against or liquidating its remaining life insurance investments of $3.5 million and/or borrowing up to 50% against or selling some or all of its currently illiquid ARS, possibly at a loss, selling additional equity or other cash generating actions. If the Company must engage in any of the foregoing cash generating actions, there is no assurance that any such actions will be available to the Company, particularly those relating to third-party financing arrangements. Further, there is no assurance on the amount of cash that may be generated as a result of these actions, or whether the amount of cash received will be sufficient to cover the Company’s operating expenses at such time. The sale of additional equity would likely result in additional dilution to the Company’s shareholders.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FSI International, Inc.:

We have audited the accompanying consolidated balance sheets of FSI International, Inc. and subsidiaries (the “Company”) as of August 29, 2009 and August 30, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended August 29, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSI International, Inc. and subsidiaries as of August 29, 2009 and August 30, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended August 29, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Minneapolis, Minnesota
November 12, 2009

Data for the fiscal quarters of our last two fiscal years is as follows (in thousands, except per share data):

Quarterly Data

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(b), (c)	(a), (b), (c), (d)	(b), (c), (d)	(a), (b), (c), (d)
	(Unaudited)

2009
Sales	$12,244	$8,640	$15,424	$14,176
Gross margin	4,627	1,207	4,313	6,280
Operating loss	(5,423)	(9,495)	(2,669)	(164)
Net loss	(5,317)	(9,427)	(2,808)	(73)
Diluted net loss per common share	$(0.17)	$(0.30)	$(0.09)	$0.00
2008
Sales	$22,439	$21,423	$20,331	$14,063
Gross margin	8,603	10,210	10,479	3,694
Operating loss	(2,418)	(1,482)	(1,632)	(9,457)
Net loss	(2,132)	(1,016)	(1,404)	(9,087)
Diluted net loss per common share	$(0.07)	$(0.03)	$(0.05)	$(0.30)

(a)	During fiscal 2009 and 2008, the Company recorded severance and outplacement costs as follows:

	First	Second	Quarter	Quarter	Fiscal
	Quarter	Quarter	Third	Fourth	2009

Cost of sales	$—	$698	$—	$(94)	$604
Selling, general and administrative expenses	—	1,168	—	(35)	1,133
Research and development expenses	—	967	—	(92)	875

Total	$—	$2,833	$—	$(221)	$2,612

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	2008

Cost of sales	$—	$—	$—	$142	$142
Selling, general and administrative expenses	—	—	—	1,314	1,314
Research and development expenses	—	—	—	536	536

Total	$—	$—	$—	$1,992	$1,992

(b)	During fiscal 2009 and 2008, the Company recorded stock-based compensation expense as follows:

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	2009

Cost of sales	$10	$9	$13	$20	$52
Selling, general and administrative expenses	79	69	84	69	301
Research and development expenses	20	13	34	62	129

Total	$109	$91	$131	$151	$482

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	2008

Cost of sales	$2	$12	$17	$12	$43
Selling, general and administrative expenses	112	91	110	88	401
Research and development expenses	23	33	41	24	121

Total	$137	$136	$168	$124	$565

(c)	During fiscal 2009 and 2008, the Company had sales of POLARIS systems product inventory with an original cost that had previously been written down to zero as follows:

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2009	$99	$158	$90	$270	$617
Fiscal 2008	$339	$330	$185	$95	$949

(d)	During the second quarter and third quarter of fiscal 2009, the Company recorded a gain of $74,000 and $36,000, respectively, associated with ARS redemptions. During the fourth quarter of fiscal 2008, the Company recorded an other than temporary impairment related to its ARS of $0.4 million.

The Company’s fiscal quarters are generally 13 weeks, all ending on a Saturday. The fiscal year ends on the last Saturday in August and consists of 52 or 53 weeks.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act of 1934 (the “Exchange Act”). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chairman and Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of August 29, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment using the criteria set forth by COSO in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of August 29, 2009. This annual report does not include an attestation report of KPMG LLP (“KPMG”), our independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by KPMG pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

None.

PART III

Certain information required by Part III is incorporated by reference to our definitive proxy statement for the annual meeting of shareholders to be held on January 20, 2010 and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after August 29, 2009.

Except for those portions specifically incorporated in this report by reference to our proxy statement for the annual meeting of shareholders to be held on January 20, 2010, no other portions of the proxy statement are deemed to be filed as part of this Report on Form 10-K.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our directors and our board committees required by this item is incorporated by reference to the information under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934” in our proxy statement for the annual meeting of shareholders to be held on January 20, 2010. For information concerning executive officers, see Item 4A of this Form 10-K Report.

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

The information required by this item is incorporated by reference to the information under the captions “Election of Directors” and “Compensation of Executive Officers” in our proxy statement for the annual meeting of shareholders to be held on January 20, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our proxy statement for the annual meeting of shareholders to be held on January 20, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the caption “Interests of Management and Others in Certain Transactions” in our proxy statement for the annual meeting of shareholders to be held on January 20, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the captions “Independent Registered Public Accountant Fees” and “Auditor Independence” in our proxy statement for the annual meeting of shareholders to be held on January 20, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page Number
		in this Report

(a)(1)	Index to Financial Statements
	Consolidated Statements of Operations — Years ended August 29, 2009, August 30, 2008 and August 25, 2007	34
	Consolidated Balance Sheets — August 29, 2009 and August 30, 2008	35
	Consolidated Statements of Stockholders’ Equity and Comprehensive Loss — Years ended August 29, 2009, August 30, 2008 and August 25, 2007	36
	Consolidated Statements of Cash Flows — Years ended August 29, 2009, August 30, 2008 and August 25, 2007	37
	Notes to Consolidated Financial Statements	38
	Report of Independent Registered Public Accounting Firm	57
	Quarterly financial data for fiscal 2009 and 2008 (unaudited)	58
(a)(2)	Financial Statement Schedules
	All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto

(a)(3)  Exhibits

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation.(6)
2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc.(1)
2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc.(7)
3.1	Restated Articles of Incorporation of the Company.(2)
3.2	Restated and Amended By-Laws.(14)
3.3	Articles of Amendment of Restated Articles of Incorporation.(8)
10.1	FSI International, Inc. 1997 Omnibus Stock Plan (as amended and restated April 2001).(12)
10.2	Form of Incentive Stock Option Agreement for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(15)
10.3	Form of Incentive Stock Option Agreement for Outside Directors for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(15)
10.4	FSI International, Inc. 2008 Omnibus Stock Plan.(17)
10.5	Amended and Restated Employees Stock Purchase Plan.(17)
10.6	Management Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Donald S. Mitchell. (Identical Management Agreements were entered into on March 28, 2008 between the Company and each of Benno G. Sand, Patricia M. Hollister and John C. Ely. These Management Agreements have been omitted but will be filed if requested in writing by the Commission)(18)
10.7	Severance Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Benno G. Sand.(18)
10.8	Employment Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Donald S. Mitchell.(18)
10.9	Amended and Restated Summary of Terms of Employment entered into as of March 28, 2008 between FSI International and Donald S. Mitchell.(18)

10.10	Severance Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Patricia M. Hollister. (An identical Severance Agreement was entered into on March 28, 2008 between the Company and John C. Ely. This Severance Agreement has been omitted but will be filed if requested in writing by the Commission.)(18)
10.11	License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(3)
10.12	Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(3)
10.13	Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated.(4)
10.14	Amended and Restated Directors’ Nonstatutory Stock Option Plan.(5)
10.15	Management Agreement between FSI International, Inc. and Donald S. Mitchell, effective as of January 2, 2001.(Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.)(11)#
10.16	Summary of Employment Arrangement between the Company and Don Mitchell dated December 12, 1999.(10)#
10.17	Employment Agreement entered into as of December 12, 1999 by and between FSI International, Inc. and Donald S. Mitchell.(9)#
10.18	Agreement made and entered into as of March 4, 2001 by and between FSI International, Inc. and Benno G. Sand.(13)#
10.19	Termination and Release Agreement dated as of May 15, 2007 with Mitsui & Co., Ltd., Chlorine engineers Corp., Ltd., MBK Project Holdings Ltd. and Apprecia.(16)
10.20	Stock Purchase Agreement dated as of May 15, 2007 by an among FSI International, Inc., MBK Project Holdings Ltd., Chlorine Engineers Corp. Ltd., Yasuda Enterprise Development III Limited Partnership, Mizuho Capital Co., Ltd., Mr. Hideki Kawai, Mr. Takanori Yoshioka and Mr. Satoshi Shikami. (exhibits omitted)(16)
21.0	Subsidiaries of the Company. (filed herewith)
23.0	Consent of KPMG LLP, independent registered public accounting firm. (filed herewith)
24.0	Powers of Attorney from the Directors of FSI International, Inc. (filed herewith)
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

#	Identified exhibit is a management contract, compensation plan or arrangement.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 24, 2001, SEC File No. 0-17276 and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8, filed by the Company on March 28, 2003, SEC File No. 333-104088 and incorporated by reference.

(13)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 2002, SEC File No. 0-17276 and incorporated by reference.

(14)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on October 20, 2004, SEC File No. 0-17276 and incorporated by reference.

(16)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended May 26, 2007, SEC File No. 0-17276 and incorporated by reference.

(17)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8, filed by the Company on March 21, 2008, SEC File No. 333-149852 and incorporated by reference.

(18)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended March 1, 2008, SEC File No. 0-17276 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC.

By:	/s/ Donald S. Mitchell
Donald S. Mitchell, Chairman and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2009

By:	/s/ Patricia M. Hollister
Patricia M. Hollister, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, constituting a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated.

James A. Bernards, Director*
Terrence W. Glarner, Director*
Willem D. Maris, Director*
Donald S. Mitchell, Director*
David V. Smith, Director*

*By:	/s/ Patricia M. Hollister
Patricia M. Hollister, Attorney-in-fact

Dated: November 12, 2009

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing

2.1	Agreement and Plan of Reorganization, dated as of January 21, 1999 among FSI International, Inc., BMI International, Inc. and YieldUP International Corporation.(6)	Incorporated by reference
2.2	Agreement and Plan of Reorganization by and Among FSI International, Inc., Spectre Acquisition Corp., and Semiconductor Systems, Inc.(1)	Incorporated by reference
2.3	Asset Purchase Agreement dated as of June 9, 1999 between FSI International, Inc. and The BOC Group, Inc.(7)	Incorporated by reference
3.1	Restated Articles of Incorporation of the Company.(2)	Incorporated by reference
3.2	Restated and Amended By-Laws.(14)	Incorporated by reference
3.3	Articles of Amendment of Restated Articles of Incorporation.(8)	Incorporated by reference
10.1	FSI International, Inc. 1997 Omnibus Stock Plan (as amended and restated April 2001).(12)	Incorporated by reference
10.2	Form of Incentive Stock Option Agreement for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(15)	Incorporated by reference
10.3	Form of Incentive Stock Option Agreement for Outside Directors for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(15)	Incorporated by reference
10.4	FSI International, Inc. 2008 Omnibus Stock Plan.(17)	Incorporated by reference
10.5	Amended and Restated Employees Stock Purchase Plan.(17)	Incorporated by reference
10.6	Management Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Donald S. Mitchell. (Identical Management Agreements were entered into on March 28, 2008 between the Company and each of Benno G. Sand, Patricia M. Hollister and John C. Ely. These Management Agreements have been omitted but will be filed if requested in writing by the Commission)(18)	Incorporated by reference
10.7	Severance Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Benno G. Sand.(18)	Incorporated by reference
10.8	Employment Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Donald S. Mitchell.(18)	Incorporated by reference
10.9	Amended and Restated Summary of Terms of Employment entered into as of March 28, 2008 between FSI International and Donald S. Mitchell.(18)	Incorporated by reference
10.10	Severance Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Patricia M. Hollister. (An identical Severance Agreement was entered into on March 28, 2008 between the Company and John C. Ely. This Severance Agreement has been omitted but will be filed if requested in writing by the Commission.)(18)	Incorporated by reference
10.11	License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(3)	Incorporated by reference
10.12	Amendment No. 1, dated April 10, 1992, to the License Agreement, dated October 15, 1991, between the Company and Texas Instruments Incorporated.(3)	Incorporated by reference
10.13	Amendment effective October 1, 1993 to the License Agreement, dated October 15, 1991 between the Company and Texas Instruments Incorporated.(4)	Incorporated by reference
10.14	Amended and Restated Directors’ Nonstatutory Stock Option Plan.(5)	Incorporated by reference
10.15	Management Agreement between FSI International, Inc. and Donald S. Mitchell, effective as of January 2, 2001. (Similar agreements between the Company and its executive officers have been omitted but will be filed if requested in writing by the commission.)(11)#	Incorporated by reference

Exhibit	Description	Method of Filing

10.16	Summary of Employment Arrangement between the Company and Don Mitchell dated December 12, 1999.(10)#	Incorporated by reference
10.17	Employment Agreement entered into as of December 12, 1999 by and between FSI International, Inc. and Donald S. Mitchell.(9)#	Incorporated by reference
10.18	Agreement made and entered into as of March 4, 2001 by and between FSI International, Inc. and Benno G. Sand.(13)#	Incorporated by reference
10.19	Termination and Release Agreement dated as of May 15, 2007 with Mitsui & Co., Ltd., Chlorine engineers Corp., Ltd., MBK Project Holdings Ltd. and Apprecia.(16)	Incorporated by reference
10.20	Stock Purchase Agreement dated as of May 15, 2007 by an among FSI International, Inc., MBK Project Holdings Ltd., Chlorine Engineers Corp. Ltd., Yasuda Enterprise Development III Limited Partnership, Mizuho Capital Co., Ltd., Mr. Hideki Kawai, Mr. Takanori Yoshioka and Mr. Satoshi Shikami. (exhibits omitted)(16)	Incorporated by reference
21.0	Subsidiaries of the Company.	Filed herewith
23.0	Consent of KPMG LLP, independent registered public accounting firm.	Filed herewith
24.0	Powers of Attorney from the Directors of FSI International, Inc.	Filed herewith
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Field herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

#	Identified exhibit is a management contract, compensation plan or arrangement.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 (as amended) dated March 21, 1996, SEC File No. 333-1509 and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 24, 1990, SEC File No. 0-17276, and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 29, 1992, File No. 0-17276, and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1993, SEC File No. 0-17276, and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 28, 1994, SEC File No. 0-17276, and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on January 27, 1999, SEC File No. 0-17276 and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 8-K, filed by the Company on June 24, 1999, SEC File No. 0-17276 and incorporated by reference.

(8)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 28, 1999, SEC File No. 0-17276, and incorporated by reference.

(9)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(10)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2000, SEC File No. 0-17276 and incorporated by reference.

(11)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 24, 2001, SEC File No. 0-17276 and incorporated by reference.

(12)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8, filed by the Company on March 28, 2003, SEC File No. 333-104088 and incorporated by reference.

(13)	Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 2002, SEC File No. 0-17276 and incorporated by reference.

(14)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on October 20, 2004, SEC File No. 0-17276 and incorporated by reference.

(16)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended May 26, 2007, SEC File No. 0-17276 and incorporated by reference.

(17)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8, filed by the Company on March 21, 2008, SEC File No. 333-149852 and incorporated by reference.

(18)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended March 1, 2008, SEC File No. 0-17276 and incorporated by reference.