Form 10-Q
period 2009-11-28
FSI INTERNATIONAL INC
filed 2010-01-08
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 28, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
☑ YES      ☐ NO
Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Common Stock, no par value — 31,636,000 shares outstanding as of December 30, 2009.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I. ITEM 1. FINANCIAL STATEMENTS
FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
NOVEMBER 28, 2009 AND AUGUST 29, 2009
(unaudited)
(in thousands)
ASSETS

	November 28,	August 29,
	2009	2009
Current assets:
Cash and cash equivalents	$4,877	$6,760
Restricted cash	444	818
Trade accounts receivable, net of allowance for doubtful accounts of $112 and $125, respectively	12,049	8,697
Inventories	22,064	21,171
Other receivables	2,836	2,624
Prepaid expenses and other current assets	1,715	1,710

Total current assets	43,985	41,780

Property, plant and equipment, at cost	73,492	74,657
Less accumulated depreciation and amortization	(58,683)	(59,510)

Property, plant and equipment, net	14,809	15,147

Long-term securities	4,458	4,458
Investment	460	460
Other assets	1,674	1,840

Total assets	$65,386	$63,685

(continued)
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
NOVEMBER 28, 2009 AND AUGUST 29, 2009
(continued)
(unaudited)
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	November 28,	August 29,
	2009	2009
Current liabilities:
Trade accounts payable	$5,129	$3,170
Accrued expenses	6,679	6,972
Customer deposits	—	12
Deferred profit	2,458	2,362

Total current liabilities	14,266	12,516

Long-term accrued expenses	555	512

Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized; none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; 31,636 shares issued and outstanding	226,562	226,562
Accumulated deficit	(177,646)	(177,591)
Accumulated other comprehensive loss	(1,136)	(1,027)
Other stockholders’ equity	2,785	2,713

Total stockholders’ equity	50,565	50,657

Total liabilities and stockholders’ equity	$65,386	$63,685

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED NOVEMBER 28, 2009 AND NOVEMBER 29, 2008
(unaudited)
(in thousands, except per share amounts)

	November 28,	November 29,
	2009	2008
Sales	$14,617	$12,244
Cost of goods sold	8,050	7,617

Gross margin	6,567	4,627

Selling, general and administrative expenses	3,795	5,657
Research and development expenses	2,756	4,393

Operating income (loss)	16	(5,423)

Interest expense	—	(17)
Interest income	28	132
Other (loss, net	(83)	(20)

Loss before income taxes	(39)	(5,328)

Income taxes expense (benefit)	16	(11)

Net loss	$(55)	$(5,317)

Net loss per common share:
Basic	$0.00	$(0.17)
Diluted	$0.00	$(0.17)

Weighted average common shares — basic	31,636	30,839
Weighted average common shares — diluted	31,636	30,839
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED NOVEMBER 28, 2009 AND NOVEMBER 29, 2008
(unaudited)
(in thousands)

	November 28,	November 29,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(55)	$(5,317)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock compensation expense	270	109
Depreciation	691	937
Amortization	—	61
Gain on sales of fixed assets	(57)
Changes in operating assets and liabilities:
Restricted cash	—	113
Accounts receivable	(3,352)	3,505
Inventories	(893)	(1,187)
Prepaid expenses and other assets	(51)	10
Trade accounts payable	1,959	305
Accrued expenses	(448)	(1,605)
Customer deposits	(12)	3
Deferred profit	96	(1,510)

Net cash used in operating activities	(1,852)	(4,576)

INVESTING ACTIVITIES:
Capital expenditures	(353)	(5)
Proceeds from sales of fixed assets	57	—
Decrease in restricted cash	374	—
Sale of marketable securities	—	975

Net cash provided by investing activities	78	970

FINANCING ACTIVITIES:
Principal payments on capital lease	—	(223)

Net cash used in financing activities	—	(223)

Effect of exchange rates on cash	(109)	87

Decrease in cash and cash equivalents	(1,883)	(3,742)
Cash and cash equivalents at beginning of period	6,760	14,788

Cash and cash equivalents at end of period	$4,877	$11,046

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
     Condensed Consolidated Financial Statements
     The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments, except as disclosed in the notes) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) but omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2009, previously filed with the SEC.
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
     New Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Generally Accepted Accounting Principles (ASC Topic 105), which established the FASB Accounting Standards Codification (the Codification or ASC) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification is considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.
     The Codification is not intended to change GAAP, however it changes the way GAAP is organized and presented. The Codification is effective for the Company’s condensed consolidated financial statements as of and for the period ended November 28, 2009 and the principal impact on the financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, the Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.
     In December 2007, the FASB issued SFAS 141 (revised 2007) (“SFAS 141R”), “Business Combinations” (ASC Topic 805), and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (ASC Topic 810), to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements, respectively. The provisions of this guidance were effective for us beginning in the first quarter of fiscal 2010. The adoption did not have an impact on our consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The disclosure requirement under this guidance was effective for our annual reporting for our fiscal year ending August 29, 2009. We evaluated subsequent events through the date and time the financial statements were issued on January 8, 2010.
     In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (ASC Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” This guidance modifies the fair value requirements of ASC subtopic 605-25, “Revenue Recognition — Multiple Element Arrangements” by allowing the use of the “best estimate of selling price” for determining the selling price of a deliverable. Using this guidance, a vendor is required to use its best estimate of the selling price when vendor specific objective evidence or third-party evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted and we adopted this guidance in the first quarter of fiscal 2010. The adoption did not have a material impact on our consolidated financial statements for the first quarter of fiscal 2010. The adoption may have a material impact in future fiscal quarters.
(2) Inventories
          Inventories are summarized as follows (in thousands):

	November 28,	August 29,
	2009	2009
Finished products	$1,960	$3,013
Work-in-process	6,716	4,797
Raw materials and purchased parts	13,388	13,361

	$22,064	$21,171

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(3) Accrued Expenses
          Accrued expenses are summarized as follows (in thousands):

	November 28,	August 29,
	2009	2009
Salaries and benefits	$2,073	$1,507
Vacation	1,193	1,157
Realignment	453	986
Product warranty	1,412	1,702
Other	1,548	1,620

	$6,679	$6,972

(4) Supplementary Cash Flow Information
          The following summarizes supplementary cash flow information (in thousands):

	Quarters Ended
	November 28,	November 29,
	2009	2008
Income taxes received	—	$(17)
(5) Comprehensive Loss
     Other comprehensive loss pertains to revenues, expenses, gains and losses that are not included in the net loss but rather are recorded directly in stockholders’ equity. For the quarters ended November 28, 2009 and November 29, 2008, other comprehensive loss consisted of the foreign currency translation adjustment. The components of comprehensive loss are summarized as follows (in thousands):

	Quarters Ended
	November 28,	November 29,
	2009	2008
Net loss	$(55)	$(5,317)
Items of other comprehensive (loss) income:
Foreign currency translation	(110)	87

Comprehensive loss	$(165)	$(5,230)

(6) Stock-Based Compensation
     Stock-based compensation expense for new stock options granted or vested under the Company’s stock incentive plans and employee stock purchase plan was reflected in the condensed consolidated statements of operations for the first quarter of each of fiscal 2010 and 2009 as follows (in thousands):

	Quarters Ended
	November 28,	November 29,
	2009	2008
Cost of goods sold	$26	$10
Selling, general and administrative	132	79
Research and development	112	20

	$270	$109

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it expect to pay dividends in the foreseeable future. There were no options granted during the first quarter of fiscal 2010 and 5,000 options were granted in the first quarter of fiscal 2009.
     The following assumptions were used to estimate the fair value of options granted during the first quarter of fiscal 2009 using the Black-Scholes option-pricing model:

Quarter Ended
November 29,
2008
Stock options:
Volatility	71.0%
Risk-free interest rate	2.2%
Expected option life	5.4
Stock dividend yield	—
     There were no options granted during the first quarter of fiscal 2010.
     A summary of our option activity for the first quarter of fiscal 2010 is as follows (in thousands, except price per share and contractual term):

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
Outstanding as of August 29, 2009	3,399	$6.05
Options granted	—	—
Options forfeited	(1)	2.24
Options expired	(53)	6.38
Options exercised	—	—

Outstanding as of November 28, 2009	3,345	$6.05	4.2	$277

Exercisable as of November 28, 2009	2,934	$6.78	3.6	$47

     A summary of the status of our unvested option shares as of November 28, 2009 is as follows (in thousands except fair value amounts):

		Weighted-average
	Number of	Grant-Date Fair
	Shares	Value
Unvested at August 29, 2009	471	$0.60
Options granted	—	—
Options forfeited	(1)	1.40
Options vested	(59)	1.05

Unvested at November 28, 2009	411	$0.54

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     As of November 28, 2009, there was $238,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 0.7 years. The total fair value of option shares vested during the first quarters of fiscal 2010 and fiscal 2009 was $270,000 and $109,000, respectively.
(7) Product Warranty
     Warranty provisions and claims for the quarters ended November 28, 2009 and November 29, 2008 were as follows (in thousands):

	November 28,	November 29,
	2009	2008
Beginning balance — warranty accrual	$1,702	$2,757
Warranty provisions	(196)	101
Warranty claims	(94)	(416)

Ending balance — warranty accrual	$1,412	$2,442

     During the first quarter of fiscal 2010, the Company reversed $345,000 of unused prior period warranty accruals associated with improved claims experience.
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
     The fiscal 2009 severance and outplacement costs are summarized as follows (in thousands):

		Amount Paid
	Amount	through	Accrual at
	Charged	November 28,	November 28,
	Fiscal 2009	2009	2009
Selling, general and administrative expenses	$1,133	$995	$138
Research and development expenses	875	706	169
Cost of goods sold	604	458	146

Total	$2,612	$2,159	$453

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(9) Long-term Securities
     As of November 28, 2009, the Company had investments in ARS reported at a fair value of $4.5 million after reflecting a $0.2 million other than temporary impairment against $4.7 million par value. The other than temporary impairment was recorded in fiscal 2008. The Company valued the majority of ARS using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements.
     The ARS held by the Company are marketable securities with long-term stated maturities for which the interest rates are reset every 28 days through an auction process and at the end of each reset period, investors can sell or continue to hold the securities at par. There were no redemptions of the Company’s ARS in the first quarter of fiscal 2010.
     The $4.7 million par value ARS held by the Company are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education and are classified as long-term. All of the ARS held by the Company continue to carry investment grade ratings and have not experienced any payment defaults. ARS that did not successfully auction, reset to the maximum interest rate as prescribed in the underlying indenture and all of the Company’s holdings continue to be current with their interest payments. The Company’s ARS are classified as long-term assets. If uncertainties in the credit and capital markets continue, these markets deteriorate further or any ARS the Company holds are downgraded by the rating agencies, the Company may be required to recognize additional impairment charges.
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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     In October 2009, the Company entered into a settlement agreement with the Office of Export Enforcement for $450,000. The Company began paying $5,000 per month for ten months in November 2009. The remaining $400,000 included in the settlement will be suspended for 12 months. If the Company does not commit any export violations during the 12-month period, it will be released from further payment, including the suspended $400,000. As of November 28, 2009, the Company has accrued $45,000 for payments to be made under the settlement agreement, which is reflected in other accrued expenses.
(11) Share Repurchase Plan
     In October 2008, the Company authorized the repurchase of up to $3 million of the Company’s common stock to be effected from time to time in transactions in the public markets or in private purchases. The timing and extent of any repurchases will depend upon market conditions, the trading price of the Company’s shares and other factors, subject to the restrictions relating to volume, price and timing of share repurchases under applicable law. The repurchase program may be modified, suspended or terminated at any time by the Company without notice. The Company did not repurchase any of its common stock during fiscal 2009 or the first quarter of fiscal 2010.
(12) Liquidity
     As of November 28, 2009, the Company had $9.8 million of cash, cash equivalents, restricted cash and marketable securities, of which $4.5 million are classified as long-term due to the lack of liquidity of the ARS as discussed in Note 8. During the first quarter of fiscal 2010, the Company used approximately $1.9 million for operations. During fiscal 2009, the Company used approximately $10.1 million for operations, which included the liquidation of approximately $2.4 million of life insurance investments. The cash usage in fiscal 2009 and the first quarter of fiscal 2010 was primarily related to funding operations.
     In light of its financial condition, the Company recognized the need to reduce its use of cash and implemented a number of cost reduction steps in fiscal 2009. The Company’s actions in fiscal 2009 are expected to lower the Company’s annual operating expenses.
     The Company currently does not have any revolving line of credit or other form of debt financing. If the economic environment does not improve in fiscal 2010, and, not withstanding the Company’s cash management initiatives, if more cash is needed to fund the Company than expected, the Company may need to take additional actions. These actions could include entering into a sale-leaseback arrangement for its facility in Chaska, Minnesota, entering into an asset-based lending arrangement, borrowing up to $3.5 million against or liquidating its remaining life insurance investments of $3.6 million and/or borrowing up to 50% against or selling some or all of its currently illiquid ARS, possibly at a loss, selling additional

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
equity or other cash generating actions. If the Company must engage in any of the foregoing cash generating actions, there is no assurance that any such actions will be available to the Company, particularly those relating to third-party financing arrangements. Further, there is no assurance on the amount of cash that may be generated as a result of these actions, or whether the amount of cash received will be sufficient to cover the Company’s operating expenses at such time. The sale of additional equity would likely result in additional dilution to the Company’s shareholders.
(13) Income Taxes
     As of November 28, 2009 and August 29, 2009, the Company had $0.6 million and $0.5 million, respectively, of liabilities recorded related to unrecognized tax benefits. Included in the liability balance as of November 28, 2009 and August 29, 2009 are approximately $0.5 million and $0.4 million, respectively, of unrecognized tax benefits that, if recognized, will affect the Company’s effective tax rate. Accrued interest and penalties on these unrecognized tax benefits were $0.1 million as of both November 28, 2009 and August 29, 2009. The Company recognizes potential interest and penalties related to income tax positions, if any, as a component of provision for income taxes on the consolidated statements of operations. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the next twelve months.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. The Company is subject to U.S. federal tax, state tax and foreign tax examinations by tax authorities for fiscal years after 2003. Income tax examinations that the Company may be subject to for the various state and foreign taxing authorities vary by jurisdiction.
     The Company recorded income tax expense of $16,000 in the first quarter of fiscal 2010 related primarily to foreign taxes. The Company recorded an income tax benefit of $11,000 in the first quarter of fiscal 2009. The income tax benefit in fiscal 2009 related primarily to foreign taxes.
(14) Revenue Recognition Change
     As discussed in Note 1, the Company elected early adoption of ASU No. 2009-13. The ASU was adopted on a prospective basis in the first quarter of fiscal 2010. Revenue arrangements entered into prior to the first quarter of fiscal 2010 continue to be accounted for under the Company’s previous revenue recognition policy. As of the first quarter of fiscal 2010, revenue from multiple element arrangements is allocated among the separate accounting units based on the relative selling price of each deliverable. The Company recognizes the equipment revenue upon shipment and transfer of title. The equipment revenue is determined based on the estimated selling price which is determined by management’s judgment. The other multiple elements include installation, service contracts and training. Equipment installation revenue is determined based on estimated service person hours to complete installation and quoted service labor rates and is recognized when the installation has been completed and the equipment has been accepted by the customer. Service contract revenue is determined based on estimated service person hours to complete the service and quoted service labor rates and is recognized over the contract period. Training revenue is determined based on quoted training class prices and is recognized when the customers complete the training classes or when a customer-specific training period has expired. The quoted service labor rates and training class prices are rates actually charged and billed to our customers. All other product sales with customer-specific acceptance provisions are recognized upon customer acceptance.
     The impact of the new revenue recognition policy was not material to the Company’s consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(15) Other Sales Information
     Geographic Information
     International sales were approximately 54% of total sales in the first quarter of fiscal 2010 and approximately 76% of total sales in the first quarter of fiscal 2009. The basis for determining sales by geographic region is the location that the product is shipped to. Included in these percentages and the table below are sales to related parties. Sales by geographic area are summarized as follows (in thousands):

	Quarters Ended
	November 28,	November 29,
	2009	2008
Asia	$5,688	$6,643
Europe	2,162	2,663
Other	—	2

Total International	7,850	9,308
Domestic	6,767	2,936

	$14,617	$12,244

     South Korea accounted for 33% of total sales in the first quarter of fiscal 2010 and in the first quarter of fiscal 2009. In the first quarter of fiscal 2009, China accounted for 16% of total sales and Germany accounted for 11% of total sales.
     Customer Information
     The following summarizes significant customers comprising 10% or more of the Company’s trade accounts receivable as of November 28, 2009 and August 29, 2009 and 10% or more of sales for the first quarters of fiscal 2010 and 2009, which includes sales through affiliates to end-users:

	% of Trade Accounts
	Receivable as of		% of Sales for the Fiscal Quarter Ended
	November 28,	August 29,	November 28,	November 29,
	2009	2009	2009	2008
Customer A	41%	27%	57%	17%
Customer B	16%	22%	*	15%
Customer C	*	10%	*	*
Customer D	*	*	*	16%

*	Trade accounts receivable from or sales to respective customer were less than 10% as of the end of or during the fiscal period.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information in this report, except for the historical information, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These forward-looking statements include, but are not limited to, expected annual cost savings; expected breakeven revenue level; expected cash flow revenue level; expected orders, expected revenues, expected financial results, expected cash usage and other expected financial performance for the second quarter of fiscal 2010. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include, but are not limited to, changes in industry conditions; order delays or cancellations; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the level of new orders; the timing and success of current and future product and process development programs; the success of our direct distribution organization; legal proceedings; the potential impairment of long-lived assets; and the potential adverse financial impacts resulting from declines in the fair value and liquidity of investments we presently hold; as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors set forth in our Form 10-K for the fiscal year ended August 29, 2009. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.
     This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report.
Industry
     Gartner, Inc. (“Gartner”), a leading equipment industry research group, in December 2009 revised its revenue forecasts for the semiconductor industry from that made in September 2009; Gartner now expects calendar 2009 worldwide semiconductor revenue to decrease 11.4 percent and semiconductor capital equipment spending to decrease 46.8 percent from the calendar 2008 levels. The September 2009 Gartner forecast projected calendar 2009 worldwide semiconductor revenue to decrease 17.0 percent and equipment spending to decrease 47.9 percent from the calendar 2008 levels.
     Many semiconductor manufacturers are experiencing improved factory utilization rates. As a result, they are increasing their production capacity through equipment upgrades and technology conversions. The capacity expansions have primarily occurred at foundries that provide outsourcing services for logic device producers and microprocessor suppliers. Memory device manufacturer spending on equipment that enables technology advancement and increased productivity started to accelerate in the second half of calendar 2009 with a sustainable spending increase expected by industry analysts to continue in calendar 2010.*
     As a result of the improving industry conditions Gartner recently forecasted that semiconductor revenues will grow 13.0 percent, to $255 billion, in calendar 2010, from the expected $225 billion level in 2009. Certain industry analysts expect demand for smart cell phones, personal computers and LED’s , along with higher chip unit prices to be key drivers for year-over-year growth. Gartner recently forecasted the equipment revenues will increase 56.3 percent in calendar 2010, to $25.5 billion, from the expected $16.3 billion level in calendar 2009. Certain industry analysts expect both logic and memory capacity additions to contribute to the year-over-year revenue increase.

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
Revenue Recognition
     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. If our equipment sales involve sales to our existing customers who have previously accepted the same type(s) of equipment with the same type(s) of specifications, we account for the product sales as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the relative selling price of each deliverable. We recognize the equipment revenue upon shipment and transfer of title. The equipment revenue is determined based on the estimated selling price which is determined by management’s judgment. The other multiple elements include installation, service contracts and training. Equipment installation revenue is determined based on estimated service person hours to complete installation and quoted service labor rates and is recognized when the installation has been completed and the equipment has been accepted by the customer. Service contract revenue is determined based on estimated service person hours to complete the service and quoted service labor rates and is recognized over the contract period. Training revenue is determined based on quoted training class prices and is recognized when the customers complete the training classes or when a customer-specific training period has expired. The quoted service labor rates and training class prices are rates actually charged and billed to our customers.
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
Impairment of Long-Lived Assets
     We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.
     If we determine that the carrying amount of long-lived assets may not be recoverable, we measure any impairment based on the fair value of the long-lived assets. Net long-lived assets amounted to $14.8 million as of November 28, 2009.
     In the first quarter of fiscal 2010, we did not generate positive cash flows from operations. If our long-term future plans do not yield positive cash flows in excess of the carrying amount of our long-lived assets, we would anticipate possible future impairments of those assets.*
     Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets and the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates.
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
     During the first quarter of fiscal 2010, we reversed $345,000 of unused prior period warranty accruals associated with improved claims experience.
Inventory Provisions Estimation
     We record provisions for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these provisions are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives, forecasted sales demand and recoverability. Results could be materially different if demand for our products decreased because of economic or competitive conditions, length of the industry downturn, or if products become obsolete because of technical advancements in the industry or by us. In the first quarter of fiscal 2010, we recorded approximately $400,000 of additional inventory provisions associated primarily with engineering design changes.
Allowance for Doubtful Accounts Estimation
     Management must estimate the uncollectibility of our accounts receivable. The most significant risk is a sudden unexpected deterioration in financial condition of a significant customer who is not considered in the allowance. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Results could be materially impacted if the financial condition of a significant customer deteriorated and related accounts receivable are deemed uncollectible. Accounts receivable are determined to be past due based on payment terms and are written off after management determines that they are uncollectible.

     As of November 28, 2009, our accounts receivable included $2.0 million attributable to a past due receivable with a customer in Asia. The customer has delayed payment due to their cash flow issues and lower than expected capacity utilization. Management is working on obtaining a letter of credit for the outstanding amount with expected payment in the second quarter of fiscal 2010.* Management still believes that this receivable is collectible and will continue to monitor the situation closely.*
Stock-Based Compensation
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
     Significant judgment is required in determining unrecognized tax benefits. We have established accruals for unrecognized tax benefits using management’s best judgment and adjust these accruals as warranted by changing facts and circumstances. A change in our accruals in any given period could have a significant impact on our results of operations for that period. The accrual for unrecognized benefits increased by $43,000 for the first quarter of fiscal 2010 and decreased by $93,000 for the first quarter of fiscal 2009.

FIRST QUARTER OF FISCAL 2010 COMPARED WITH FIRST QUARTER OF FISCAL 2009
The Company
     The following table sets forth for the fiscal quarter indicated, certain income and expense items as a percent of our total sales.

	Percent of Sales
	November 28,	November 29,
First quarter ended:	2009	2008
Sales	100.0%	100.0%
Cost of goods sold	55.1	62.2

Gross profit	44.9	37.8
Selling, general and administrative	25.9	46.2
Research and development	18.9	35.9

Operating income (loss)	0.1	(44.3)
Other (expense) income, net	(0.4)	0.8

Loss before income taxes	(0.3)	(43.5)
Income taxes expense (benefit)	0.1	(0.1)

Net loss	(0.4%)	(43.4%)

Sales Revenues and Shipments
     Sales revenues increased to $14.6 million for the first quarter of fiscal 2010 as compared to $12.2 million for the first quarter of fiscal 2009. The increase related primarily to improved industry conditions. International sales were $7.8 million, representing 54% of total sales during the first quarter of fiscal 2010 and $9.3 million, representing 76% of total sales, during the first quarter of fiscal 2009.
     Shipments were $14.6 million in the first quarter of fiscal 2010 as compared to $9.6 million in the first quarter of fiscal 2009.
     Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Therefore, depending on timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or, due to timing of acceptances, sales revenue may exceed shipments.
     We currently expect second quarter of fiscal 2010 revenues to be between $18 and $20 million.* In order to achieve this revenue level, we will need to receive several system orders that can be shipped and recognized as revenue in the second quarter.*
Gross Margin
     Our gross profit margin fluctuates due to a number of factors, including the mix of products sold; the geographic mix of products sold, with international sales generally having lower gross profit than domestic sales; initial product placement discounts; utilization of manufacturing capacity; the sales of inventory previously written down to zero; and the competitive pricing environment.
     Gross margin as a percentage of sales was 44.9% for the first quarter of fiscal 2010 compared to 37.8% for the first quarter of fiscal 2009. The increase in gross margin was primarily related to improved manufacturing capacity utilization associated with the increase in shipments from $9.6 million in the first quarter of fiscal 2009 to $14.6 million in the first quarter of fiscal 2010.

     Gross profit margins are expected to be 41% to 43% of revenues for the second quarter of fiscal 2010 due to mix of products sold.* We anticipate improved capacity utilization as a result of expected higher shipments as compared to the first quarter of fiscal 2010 and continued cost control.*
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $3.8 million in the first quarter of fiscal 2010 and $5.7 million in the first quarter of fiscal 2009. The decrease related primarily to cost reduction initiatives associated with reductions in headcount taken in fiscal 2009.
     We expect selling, general and administrative expenses in the second quarter of fiscal 2010 to be in the range of $3.8 to $4.0 million as we continue to focus on managing costs and supporting the expected higher revenue amount.*
Research and Development Expenses
     Research and development expenses were $2.8 million for the first quarter of fiscal 2010 and $4.4 million for the first quarter of fiscal 2009. The decrease related primarily to cost reduction initiatives associated with reductions in headcount taken in fiscal 2009. During the first quarter we continued investing in the introduction of our ORION® Single Wafer Wet System, applications development and cost reduction efforts.
     We expect research and development expenses to range from $2.8 to $3.0 million for the second quarter of fiscal 2010.* This reflects the engineering resources required to support customer demonstrations, evaluation tool placements and the ORION system introduction initiative.
Income Taxes
     We recorded income tax expense of $16,000 in the first quarter of fiscal 2010 and income tax benefit of $11,000 in the first quarter of fiscal 2009, primarily related to foreign taxes in both periods.
     Our net deferred tax assets on the balance sheet as of November 28, 2009 have been fully reserved for with a valuation allowance. We do not expect to significantly reduce our valuation allowance until we are consistently profitable on a quarterly basis.*
     We have net operating loss carryforwards for federal income tax purposes of approximately $188 million, which will begin to expire in fiscal 2011 through fiscal 2030 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year.
Net Loss
     Our net loss was $55,000 in the first quarter of fiscal 2010 as compared to a net loss of $5.3 million in the first quarter of fiscal 2009.
     Assuming that we can achieve the projected revenues, gross margin and operating expense levels, we expect to report net income between $0.5 and $1.5 million in the second quarter of fiscal 2010.*
Liquidity and Capital Resources
     Our cash, restricted cash, cash equivalents and marketable securities were approximately $9.8 million as of November 28, 2009, a decrease of $2.3 million from the end of fiscal 2009. The decrease was primarily due to $1.9 million of net cash used for operations and $0.4 million of capital expenditures.

     As of November 28, 2009, we had investments in ARS reported at a fair value of $4.5 million after reflecting a $0.2 million other than temporary impairment against $4.7 million par value. The other than temporary impairment was recorded in fiscal 2008. The ARS we hold are marketable securities with long-term stated maturities for which the interest rates are reset every 28 days through an auction process. There were no redemptions of our ARS in the first quarter of fiscal 2010.
     These ARS may not provide the liquidity to us as we need it, and it could take until the final maturity of the underlying notes (from 26 to 34 years) to realize our investments’ recorded value. Currently, there is a very limited market for any of these securities and future liquidations at this time, if possible, would likely be at a significant discount.
     Accounts receivable increased $3.4 million from the end of fiscal 2009. The increase in accounts receivable related primarily to an increase in shipments to $14.6 million in the first quarter of fiscal 2010 as compared to $12.5 million in the fourth quarter of fiscal 2009. The balance at the end of fiscal 2009 included $2.0 million attributed to a past due receivable with a customer in Asia. The customer has delayed payment due to their cash flow issues and lower than expected capacity utilization. We are working on obtaining a letter of credit for the balance with expected payment in the second quarter of fiscal 2010. Accounts receivable will fluctuate quarter to quarter depending on individual customers’ timing of shipping dates, payment terms and cash flow conditions. In certain situations, extended payment terms may be granted to customers.
     Inventory was approximately $22.1 million at November 28, 2009 and $21.2 million at the end of fiscal 2009. The increase in inventory related primarily to an increase in work-in-process inventory associated with increased orders and the anticipation of future shipments.
     Trade accounts payable increased to $5.1 million as of November 28, 2009 as compared to $3.2 million at the end of fiscal 2009. The increase in trade accounts payable related primarily to the timing of inventory receipts and payments to vendors.
     As of November 28, 2009, our current ratio of current assets to current liabilities was 3.1 to 1.0, and working capital was $29.7 million.
     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments due by period
		Less than 1			More than 5
Contractual Obligations:	Total	Year	1-3 years	3-5 years	years
Operating lease obligations	$916	$557	$328	$22	$9
Purchase obligations	5,551	5,551	—	—	—
Royalty obligations	163	163	—	—	—
Other long-term commitments (1)	1,375	125	500	500	250

Total	$8,005	$6,396	$828	$522	$259

(1)	Other long-term commitments represent payments related to minimum royalty payments or discounts granted under a license agreement.
     The contractual obligations table does not include $0.6 million of accruals for unrecognized tax benefits, as the timing of payments or reversals is uncertain.

     Capital expenditures were $353,000 in the first quarter of fiscal 2010, as compared to $5,000 in the first quarter of fiscal 2009. We expect capital expenditures to be less than $100,000 in the second quarter of fiscal 2010.* Depreciation for the second quarter of fiscal 2010 is expected to be between $0.6 and $0.7 million.*
     In light of our financial condition, we implemented a number of cost reduction steps in fiscal 2009 to reduce our use of cash. Our cost reduction actions in fiscal 2009 are expected to lower our annual operating expenses by $11 to $12 million, which is expected to reduce our cash flow breakeven revenue level to approximately $12 to $14 million per quarter, depending on the gross margins and the timing of shipments and accounts receivable collections.* In addition, we plan to manage cash flows by reducing capital expenditures to less than $500,000 in fiscal 2010 and to aggressively improve our working capital levels in the second half of fiscal 2010.*
     We do not have any revolving line of credit or other form of debt financing. If the economic environment does not improve in early fiscal 2010 and, notwithstanding our cash management initiatives, more cash is needed to fund operations than expected, we may need to take additional actions.* These actions could include additional cost reduction measures and possible cash generating activities, including exploring a sale-leaseback arrangement for our Chaska, Minnesota facility, entering into an asset-based lending arrangement, borrowing up to $3.5 million against or liquidating our remaining life insurance investments of $3.6 million, borrowing up to 50% against or selling some or all of our currently illiquid ARS, possibly at a loss, or selling additional equity.* We can provide no assurance that any of these cash-generating activities will be available to us when needed, or if available, on such terms that will be acceptable or in sufficient amounts to cover our operating expenses at such time. The sale of additional equity would likely result in additional dilution to our shareholders.* In addition, without substantial available capital, we may be unable to take advantage of strategic opportunities as they arise, such as investments in or acquisitions of businesses, products or technologies.*
     At the expected revenue and expense run rate, we anticipate being cash flow neutral from operations in the second quarter of fiscal 2010.* We believe that with existing cash, cash receipts, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet our currently projected working capital requirements, and to meet other cash requirements through at least fiscal 2010.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies. We may fund such activities with additional equity or debt financing.* The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.*
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
New Accounting Pronouncements
     See Note 1 of the Notes to Condensed Consolidated Financial Statements.

ITEM 3.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based subsidiaries. As of November 28, 2009, our investments included 100% interests in our Europe and Asia sales and service offices and a 20% interest in Apprecia Technology, Inc. (formerly known as m•FSI LTD), which operates as a distributor for us in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.
     We have direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region and incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* As of November 28, 2009, we had not entered into any hedging activities and our foreign currency transaction gains and losses for the first quarter of fiscal 2010 were insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.
     We do not have significant exposure to changing interest rates as we currently have no long-term debt. As of November 28, 2009, amortized cost approximated market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The annual impact on income (loss) before income taxes of a 1% change in short-term interest rates would be approximately $98,000 based on cash, restricted cash, cash equivalents and marketable securities balances as of November 28, 2009.
     As of November 28, 2009, our investment portfolio included ARS reported at a fair value of $4.5 million after reflecting a $0.2 million other than temporary impairment against $4.7 million par value. The other than temporary impairment was recorded in fiscal 2008. The interest rates of our ARS are reset every 28 days through an auction process and at the end of each reset period, investors can sell or continue to hold the securities at par.
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
ITEM 1.A. Risk Factors
     There have not been any material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended August 29, 2009.
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

DATE: January 8, 2010

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