Form 10-Q
period 2010-02-27
FSI INTERNATIONAL INC
filed 2010-04-08
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 27, 2010
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
Common Stock, No Par Value — 32,167,000 shares outstanding as of April 6, 2010.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I.
Item 1. FINANCIAL STATEMENTS
FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
FEBRUARY 27, 2010 AND AUGUST 29, 2009
ASSETS
(unaudited)
(in thousands)

	February 27,	August 29,
	2010	2009
Current assets:
Cash and cash equivalents	$9,790	$6,760
Restricted cash	322	818
Trade accounts receivable, net of allowance for doubtful accounts of $112 and $125, respectively	8,641	8,697
Inventories, net	22,761	21,171
Other receivables	2,870	2,624
Prepaid expenses and other current assets	1,603	1,710

Total current assets	45,987	41,780

Property, plant and equipment, at cost	71,396	74,657
Less accumulated depreciation and amortization	(57,174)	(59,510)

	14,222	15,147

Long-term securities	4,364	4,458
Investment	460	460
Other assets	1,619	1,840

Total assets	$66,652	$63,685

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
FEBRUARY 27, 2010 AND AUGUST 29, 2009
(continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	February 27,	August 29,
	2010	2009
Current liabilities:
Trade accounts payable	$6,390	$3,170
Accrued expenses	4,845	6,972
Customer deposits	315	12
Deferred profit	2,247	2,362

Total current liabilities	13,797	12,516

Long-term accrued expenses	503	512

Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized, none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 32,071 and 31,636 shares, at February 27, 2010 and August 29, 2009, respectively	226,756	226,562
Accumulated deficit	(177,036)	(177,591)
Accumulated other comprehensive loss	(1,282)	(1,027)
Other stockholders’ equity	3,914	2,713

Total stockholders’ equity	52,352	50,657

Total liabilities and stockholders’ equity	$66,652	$63,685

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED FEBRUARY 27, 2010, AND FEBRUARY 28, 2009
(unaudited)
(in thousands, except per share data)

	February 27,	February 28,
	2010	2009
Sales	$18,925	$8,640
Cost of sales	10,882	7,433

Gross margin	8,043	1,207

Selling, general and administrative expenses	4,267	6,071
Research and development expenses	3,263	4,631

Operating income (loss)	513	(9,495)

Interest expense	—	(13)
Interest income	22	60
Gain on sale of marketable securities	6	74
Other income (expense), net	62	(14)

Income (loss) before income taxes	603	(9,388)

Income tax (benefit) expense	(6)	39

Net income (loss)	$609	$(9,427)

Net income (loss) per common share
Basic	$0.02	$(0.30)
Diluted	$0.02	$(0.30)

Weighted average common shares — basic	31,917	31,050
Weighted average common shares — diluted	32,252	31,050
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED FEBRUARY 27, 2010 AND FEBRUARY 28, 2009
(unaudited)
(in thousands, except per share data)

	February 27,	February 28,
	2010	2009
Sales	$33,542	$20,884
Cost of sales	18,932	15,050

Gross margin	14,610	5,834

Selling, general and administrative expenses	8,061	11,728
Research and development expenses	6,019	9,024

Operating income (loss)	530	(14,918)

Interest expense	—	(30)
Interest income	51	192
Gain on sale of marketable securities	6	74
Other expense, net	(22)	(34)

Income (loss) before income taxes	565	(14,716)

Income tax expense	10	28

Net income (loss)	$555	$(14,744)

Net income (loss) per common share
Basic	$0.02	$(0.48)
Diluted	$0.02	$(0.48)

Weighted average common shares — basic	31,777	30,945
Weighted average common shares — diluted	32,017	30,945
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBURARY 27, 2010 AND FEBRUARY 28, 2009
(unaudited)
(in thousands)

	February 27,	February 28,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$555	$(14,744)
Adjustments to reconcile net income (loss) to net cash provided by (used in) provided by operating activities:
Stock compensation expense	1,128	199
Gain on sale of marketable securities	(6)	(74)
Depreciation	1,329	1,803
Amortization	—	61
Gain on sales of fixed assets	(86)	—
Changes in operating assets and liabilities:
Restricted cash	121	112
Trade accounts receivable	56	(612)
Inventories	(1,548)	1,249
Prepaid expenses and other assets	82	2,270
Trade accounts payable	3,220	(899)
Accrued expenses	(2,105)	(920)
Customer deposits	303	39
Deferred profit	(115)	308

Net cash provided by (used in) operating activities	2,934	(11,208)

INVESTING ACTIVITIES:
Capital expenditures	(404)	(12)
Proceeds from sales of fixed assets	86	—
Decrease in restricted cash	375	—
Sales of marketable securities	100	2,250

Net cash provided by investing activities	157	2,238

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	194	85
Principal payments on capital lease	—	(450)

Net cash provided by (used in) financing activities	194	(365)

Effect of exchange rate changes on cash	(255)	(52)

Increase (decrease) in cash and cash equivalents	3,030	(9,387)

Cash and cash equivalents at beginning of period	6,760	14,788

Cash and cash equivalents at end of period	$9,790	$5,401

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
     Condensed Consolidated Financial Statements
     The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments, except as disclosed in the notes) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2009, previously filed with the Securities Exchange Commission (“SEC”).
     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. The Company adjusts such estimates and assumptions when facts and circumstances dictate. These may include, among others, recessionary economic conditions, tight credit markets, and changes in consumer spending and confidence, all of which have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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
     Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.
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
     In December 2007, the FASB issued SFAS 141 (revised 2007) (“SFAS 141R”), “Business Combinations” (ASC Topic 805), and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (ASC Topic 810), to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements, respectively. The provisions of this guidance were effective for the Company beginning in the first quarter of fiscal 2010. The adoption did not have an impact on the Company’s consolidated financial statements.
     In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (ASC Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” This guidance modifies the fair value requirements of ASC subtopic 605-25, “Revenue Recognition — Multiple Element Arrangements” by allowing the use of the “best estimate of selling price” for determining the selling price of a deliverable. Using this guidance, a vendor is required to use its best estimate of the selling price when either vendor specific objective evidence or third-party evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted and the Company adopted this guidance in the first quarter of fiscal 2010. The adoption did not have a material impact on the Company’s consolidated financial statements for the first half of fiscal 2010. The adoption may have a material impact in future fiscal quarters.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(2) Inventories, Net
     Inventories, net are summarized as follows (in thousands):

	February 27,	August 29,
	2010	2009
Finished products	$2,991	$3,013
Work-in-process	6,384	4,797
Raw materials and purchased parts	13,386	13,361

	$22,761	$21,171

(3) Accrued Expenses
     Accrued expenses are summarized as follows (in thousands):

	February 27,	August 29,
	2010	2009
Salaries and benefits	$1,114	$1,507
Vacation	976	1,157
Realignment	246	986
Product warranty	1,152	1,702
Other	1,357	1,620

	$4,845	$6,972

(4) Supplementary Cash Flow Information
     The following summarizes supplementary cash flow item (in thousands):

	Six Months Ended
	February 27,	February 28,
	2010	2009
Interest paid	—	30

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(5) Comprehensive Income (Loss)
     Other comprehensive income (loss) pertains to revenues, expenses, gains and losses that are not included in the net income (loss) but rather are recorded directly in stockholders’ equity. For the quarters and six months ended February 27, 2010 and February 28, 2009, other comprehensive income (loss) consisted of the foreign currency translation adjustment. The components of comprehensive income (loss) are summarized as follows (in thousands):

	February 27,	February 28,
	2010	2009
For the Quarters Ended

Net income (loss)	$609	$(9,427)
Item of other comprehensive income (loss):
Foreign currency translation	(145)	(139)

Comprehensive income (loss)	$464	$(9,566)

For the Six Months Ended

Net income (loss)	$555	$(14,744)
Item of other comprehensive income (loss):
Foreign currency translation	(255)	(52)

Comprehensive income (loss)	$300	$(14,796)

(6) Stock-Based Compensation
Stock-based compensation expense for new stock options granted or vested under the Company’s stock incentive plans and employee stock purchase plan (“ESPP”) was reflected in the statements of operations for the second quarter and first six months of each of fiscal 2010 and 2009 as follows (in thousands):

	Quarters Ended		Six Months Ended
	February 27,	February 28,	February 27,	February 28,
	2010	2009	2010	2009
Cost of sales	$84	$8	$102	$18
Selling, general and administrative	372	69	505	148
Research and development	409	13	521	33

	$865	$90	$1,128	$199

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it expect to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the second quarter and first six months of fiscal 2010 and 2009 using the Black-Scholes option-pricing model:

	Quarters Ended		Six Months Ended
	February 27,	February 28,	February 27,	February 28,
	2010	2009	2010	2009
Stock options:
Volatility	79.9%	73.3%	79.9%	72.1%
Risk-free interest rates	0.3%	1.4%	0.3%	1.8%
Expected option life	5.4	5.5	5.4	5.5
Stock dividend yield	—	—	—	—

ESPP:
Volatility	79.9%	73.3%	79.9%	73.3%
Risk-free interest rates	0.2%	0.3%	0.2%	0.3%
Expected option life	0.5	0.5	0.5	0.5
Stock dividend yield	—	—	—	—
     A summary of our option activity for the first six months of fiscal 2010 is as follows (in thousands, except price per share and contractual term):

		Weighted-average	Weighted-average
		Exercise Price Per	Remaining	Aggregate Intrinsic
	Number of Shares	Share	Contractual Term	Value
Outstanding as of August 29, 2009	3,399	$6.05
Options granted	347	2.10
Options forfeited	(1)	2.24
Options expired	(478)	9.86
Options exercised	(15)	1.06

Outstanding as of February 27, 2010	3,252	$5.10	5.1	$755

Exercisable as of February 27, 2010	2,582	$6.04	4.0	$246

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     A summary of the status of our unvested options as of February 27, 2010 is as follows (in thousands, except fair value amounts):

		Weighted-average
	Number of	Grant-Date Fair
	Shares	Value
Unvested at August 29, 2009	471	$0.60
Options granted	347	1.36
Options forfeited	(1)	1.40
Options vested	(147)	0.89

Unvested at February 27, 2010	670	$0.94

     As of February 27, 2010, there was $640,000 of total unrecognized compensation cost related to unvested share-based compensation granted under these plans. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of option shares vested during the second quarter of fiscal 2010 was $865,000, during the first six months of fiscal 2010 was $1,128,000, during the second quarter of fiscal 2009 was $90,000 and during the first six months of fiscal 2009 was $199,000.
(7) Product Warranty
     Warranty provisions and claims for the quarters and six months ended February 27, 2010 and February 28, 2009 were as follows (in thousands):

	Quarters Ended		Six Months Ended
	February 27,	February 28,	February 27,	February 28,
	2010	2009	2010	2009
Beginning balance — warranty accrual	$1,412	$2,442	$1,702	$2,757
Warranty provisions	(69)	211	(265)	312
Warranty claims	(191)	(457)	(285)	(873)

Ending balance — warranty accrual	$1,152	$2,196	$1,152	$2,196

     During the second quarter of fiscal 2010, the Company reversed $230,000 and during the first six months of fiscal 2010, the Company reversed $611,000 of unused prior period warranty accruals associated with improved claims experience.
(8) Cost Reductions and Realignment
     In the second quarter of fiscal 2009, the Company committed to a plan of additional cost reduction actions, including the reduction of headcount, salary reductions and scheduled plant shutdowns. The cost reduction actions were due to the Company continuing to be impacted by the global economic slowdown and, in particular, the reduced demand for the Company’s products. A total of 111 positions were eliminated of which 37 were manufacturing positions, 37 were sales, service and marketing positions, 8 were administrative positions and 29 were engineering positions. Severance and outplacement costs, net of change in estimate, recorded in fiscal 2009 were allocated as follows: $1,133,000 to selling, general and administrative expense, $875,000 to research and development expense and $604,000 to cost of goods sold.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The fiscal 2009 severance and outplacement costs are summarized as follows (in thousands):

			Accrual at
	Amount Charged	Amount Paid Through	February 27,
	Fiscal 2009	February 27, 2010	2010
Selling, general and administrative expenses	$1,133	$1,009	$124
Research and development expenses	875	805	70
Cost of goods sold	604	552	52

Total	$2,612	$2,366	$246

(9) Long-term Securities
     As of February 27, 2010, the Company had investments in Auction Rate Securities (“ARS”) reported at a fair value of $4.4 million after reflecting a $0.2 million other than temporary impairment against $4.6 million par value. The other than temporary impairment was recorded in fiscal 2008. The Company valued the majority of ARS using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements.
     The ARS held by the Company are marketable securities with long-term stated maturities for which the interest rates are reset every 28 days through an auction process and at the end of each reset period, investors can sell or continue to hold the securities at par. In the second quarter of fiscal 2010, the Company redeemed $0.1 million par value of ARS for $0.1 million and recorded a gain of $6,000.
     The $4.6 million par value ARS held by the Company are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education and are classified as long-term. All of the ARS held by the Company continue to carry investment grade ratings and have not experienced any payment defaults. ARS that did not successfully auction reset to the maximum interest rate as prescribed in the underlying indenture and all of the Company’s holdings continue to be current with their interest payments. If uncertainties in the credit and capital markets continue, these markets deteriorate further or, if any ARS the Company holds are downgraded by the rating agencies, the Company may be required to recognize additional impairment charges.
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
(10) Income Taxes
     As of February 27, 2010 and August 29, 2009, the Company had $0.5 million of liabilities recorded related to unrecognized tax benefits. Included in the liability balance as of February 27, 2010 and as of August 29, 2009 are approximately $0.4 million of unrecognized tax benefits that, if recognized, will affect the Company’s effective tax rate. Accrued interest and penalties on these unrecognized tax benefits were $0.1 million as of both February 27, 2010 and August 29, 2009. The Company recognizes potential interest and penalties related to income tax positions, if any, as a component of provision for income taxes on the consolidated statements of operations. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the next twelve months.
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
     The Company recorded an income tax benefit of $6,000 in the second quarter of fiscal 2010 and an income tax expense of $39,000 in the second quarter of fiscal 2009 related primarily to foreign taxes. The Company recorded an income tax expense of $10,000 for the first half of fiscal 2010 and an income tax expense of $28,000 for the first half of fiscal 2009 related primarily to foreign taxes.
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
     In October 2009, the Company entered into a settlement agreement with the Office of Export Enforcement for $450,000. The Company began paying $5,000 per month for ten months in November 2009. The remaining $400,000 included in the settlement will be suspended for 12 months. If the Company does not commit any export violations during the 12-month period ending in October 2010, it will be released from further payment, including the suspended $400,000. As of February 27, 2010, the Company had $30,000 accrued for remaining payments to be made under the settlement agreement, which is reflected in other accrued expenses.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(12) Share Repurchase Plan
     In October 2008, the Company authorized the repurchase of up to $3 million of the Company’s common stock to be effected from time to time in transactions in the public markets or in private purchases. The timing and extent of any repurchases will depend upon market conditions, the trading price of the Company’s shares and other factors, subject to the restrictions relating to volume, price and timing of share repurchases under applicable law. The repurchase program may be modified, suspended or terminated at any time by the Company without notice. The Company did not repurchase any of its common stock during fiscal 2009 or the first half of fiscal 2010.
(13) Liquidity
     As of February 27, 2010, the Company had $14.5 million of cash, cash equivalents, restricted cash and long-term securities, of which $4.4 million are classified as long-term due to the lack of liquidity of the ARS as discussed in Note 9. During the first six months of fiscal 2010, the Company generated approximately $2.9 million from operations.
     The Company currently does not have any revolving line of credit or other form of debt financing. If the economic environment does not continue to improve in fiscal 2010, and if available liquidity is not sufficient to meet the Company’s operating requirements, the Company may need to take additional cost reduction actions, enter into a sale-leaseback arrangement for its facility in Chaska, Minnesota, enter into an asset-based lending arrangement, borrow up to $3.5 million against or liquidate its remaining life insurance investments of $3.6 million and/or borrow up to 50% against or sell a portion of its currently illiquid ARS, possibly at a loss, sell additional equity or pursue other cash generating actions. If the Company must engage in any of the foregoing cash generating actions, there is no assurance that any such actions will be available to the Company, particularly those relating to third-party financing arrangements. Further, there is no assurance on the amount of cash that may be generated as a result of these actions, or whether the amount of cash received will be sufficient to cover the Company’s operating expenses at such time. The sale of additional equity would likely result in additional dilution to the Company’s shareholders.
     The Company filed a shelf registration statement with the SEC on March 30, 2010 to register an indeterminate number of shares of common stock, preferred stock, warrants and units, the aggregate initial offering price of which is not to exceed $50 million.
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
(15) Other Sales Information
     Geographic Information
     International sales were approximately 49% of total sales in the second quarter of fiscal 2010, approximately 73% of total sales in the second quarter of fiscal 2009, 51% of total sales in the first six months of fiscal 2010 and 75% of total sales in the first six months of fiscal 2009. The basis for determining sales by geographic region is the location that the product is shipped to. Included in these percentages and the table below are sales to related parties. Sales by geographic area are summarized as follows (in thousands):

	Quarters Ended		Six Months Ended
	February 27,	February 28,	February 27,	February 28,
	2010	2009	2010	2009
Asia	$6,860	$4,474	$12,548	$11,116
Europe	2,347	1,809	4,509	4,472
Other	2	4	2	7

Total International	9,209	6,287	17,059	15,595
Domestic	9,716	2,353	16,483	5,289

	$18,925	$8,640	$33,542	$20,884

     South Korea accounted for 21% of total sales in the second quarter of fiscal 2010 and 23% in the second quarter of fiscal 2009, 27% of total sales in the first six months of fiscal 2010 and 29% of total sales for the first six months of fiscal 2009. In the second quarter of fiscal 2010, Singapore accounted for 12% of total sales. In the second quarter of fiscal 2009, Japan accounted for 21% of total sales. In the first six months of fiscal 2009, China accounted for 10% of total sales and Germany accounted for 10% of total sales.
     Customer Information
     The following summarizes significant customers comprising 10% or more of the Company’s trade accounts receivable as of February 27, 2010 and August 29, 2009 and 10% or more of sales for the second quarters and first six months of fiscal 2010 and 2009, which includes sales through related parties to end-users:

	% of Trade Accounts		% of Sales for the Fiscal		% of Sales for the First Six
	Receivable as of		Quarter Ended		Months Ended
	February 27,	August 29,	February 27,	February 28,	February 27,	February 28,
	2010	2009	2010	2009	2010	2009
Customer A	26%	27%	31%	22%	42%	19%
Customer B	*	22%	*	*	*	*
Customer C	*	10%	*	*	*	*
Customer D	*	*	25%	*	15%	*
Customer E	21%	*	10%	*	*	*
Customer F	*	*	*	20%	*	*

*	Trade accounts receivable from or sales to respective customer were less than 10% as of the end of or during the fiscal period.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information in this report, except for the historical information, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These forward-looking statements include but are not limited to expected orders; expected revenues; expected financial results; expected cash usage and other expected financial performance measures for the third quarter of fiscal 2010. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include, but are not limited to changes in industry conditions; order delays or cancellations; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the level of new orders; the timing and success of current and future product and process development programs; the success of our direct distribution organization; legal proceedings; the potential impairment of long-lived assets; and the potential adverse financial impacts resulting from declines in the fair value and liquidity of investments we presently hold; as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors set forth in our Form 10-K for the fiscal year ended August 29, 2009. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.
     The Gartner Report described in this document (the “Gartner Report”) represents data, research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (“Gartner”), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this document) and the opinions expressed in the Gartner Reports are subject to change without notice.
     This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report.
Industry
     In March 2010, Gartner revised its calendar 2009 revenue forecasts for the semiconductor industry from those made in December 2009. In March 2010, Gartner predicted that calendar 2009 worldwide semiconductor revenue will have decreased 9.6 percent and semiconductor capital equipment spending will have declined 45.6 percent from the calendar 2008 levels.
     The semiconductor manufacturers that we regularly interact with are experiencing improved factory utilization rates. As a result, they are increasing their production capacity through equipment upgrades and technology conversions. The capacity expansions that started in foundries, which are producers that primarily provide outsourcing services for logic device and microprocessor suppliers, has spread to NAND (used in mobile devices) memory manufacturers. DRAM (used in personal computers) memory device manufacturers’ spending for equipment that enables technology advancement and increased productivity started to accelerate in the second half of calendar 2009. Based on reports of industry analysts, we believe capacity spending will gain momentum late in calendar 2010 and into 2011.*
     As a result of the improving industry conditions, Gartner recently forecasted that semiconductor revenues will grow 19.5 percent, to $276 billion, in calendar 2010, from the expected $231 billion level in calendar 2009. Based on reports of certain industry analysts, we believe demand for smart cell phones and personal computers, along with higher chip unit prices to be key drivers for the expected year-over-year growth.
     Gartner recently forecasted that it expects equipment revenues will increase 76.1 percent in calendar 2010, to $29.4 billion, from the expected $16.7 billion level in calendar 2009.
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
     If we determine that the carrying amount of long-lived assets may not be recoverable, we measure any impairment based on the fair value of the long-lived assets. Net long-lived assets amounted to $14.2 million as of February 27, 2010.
     In the first six months of fiscal 2010, we generated positive cash flows from operations. If our long-term future plans do not yield positive cash flows in excess of the carrying amount of our long-lived assets, we would anticipate possible future impairments of those assets.*
     Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets and the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates.
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
     During the second quarter of fiscal 2010, we reversed $230,000 and for the first six months of fiscal 2010, we reversed $611,000 of unused prior period warranty accruals associated with improved claims experience.
Inventory Provisions Estimation
     We record provisions for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these provisions are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives, forecasted sales demand and recoverability. Results could be materially different if demand for our products decreased because of economic or competitive conditions, length of the industry downturn, or if products become obsolete because of technical advancements in the industry or by us. In the second quarter of fiscal 2010, we recorded approximately $460,000 and in the first six months of fiscal 2010 we recorded approximately $870,000 of additional inventory provisions associated primarily with engineering design changes.
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
     Significant judgment is required in determining unrecognized tax benefits. We have established accruals for unrecognized tax benefits using management’s best judgment and adjust these accruals as warranted by changing facts and circumstances. A change in our accruals in any given period could have a significant impact on our results of operations for that period. The accrual for unrecognized benefits decreased by $9,000 for the first six months of fiscal 2010 and decreased by $57,000 for the six months of fiscal 2009.

SECOND QUARTER AND FIRST HALF OF FISCAL 2010 COMPARED WITH SECOND QUARTER AND FIRST HALF OF FISCAL 2009
The Company
     The following table sets forth on a consolidated basis, for the fiscal periods indicated, certain income and expense items as a percent of total sales.

	Percent of Sales		Percent of Sales
	Quarter Ended		Six Months Ended
	February 27,	February 28,	February 27,	February 28,
	2010	2009	2010	2009
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.5	86.0	56.4	72.1

Gross margin	42.5	14.0	43.6	27.9
Selling, general and administrative	22.6	70.3	24.0	56.1
Research and development	17.2	53.6	18.0	43.2

Operating income (loss)	2.7	(109.9)	1.6	(71.4)
Other income, net	0.5	1.2	0.1	0.9

Income (loss) before income taxes	3.2	(108.7)	1.7	(70.5)
Income tax (benefit) expense	—	0.4	—	0.1

Net income (loss)	3.2%	(109.1)%	1.7%	(70.6)%

Revenue and Shipments
     Sales revenue increased to $18.9 million for the second quarter of fiscal 2010 as compared to $8.6 million for the second quarter of fiscal 2009. The increase related primarily to an increase in shipments from $12.7 million in the second quarter of fiscal 2009 to $18.6 million in the second quarter of fiscal 2010. Sales revenue increased to $33.5 million for the first half of fiscal 2010 as compared to $20.9 million for the first half of fiscal 2009. The increase related primarily to an increase in shipments from $22.3 million in the first half of fiscal 2009 to $33.2 million in the first half of fiscal 2010. The increases in shipments in the fiscal 2010 periods as compared to the fiscal 2009 periods related to improved industry and overall global economic conditions.
     Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Therefore, depending on timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or, due to timing of acceptance, sales revenue may exceed shipments.
     International revenue was $9.2 million, representing 49% of total revenue, during the second quarter of fiscal 2010 and $6.3 million, representing 73% of total revenue, during the second quarter of fiscal 2009. International revenue was $17.1 million, representing 51% of total revenue, during the first half of fiscal 2010 and $15.6 million, representing 75% of total revenue, during the first half of fiscal 2009.
     We currently expect third quarter of fiscal 2010 revenues to be between $23 and $25 million.* In order to achieve this revenue level, we will need to receive several system orders from customers that can be shipped and recognized as revenue in the third quarter of fiscal 2010.*
Gross Margin
     Our gross profit margin fluctuates due to a number of factors, including the mix of products sold; the geographic mix of products sold, with international sales generally having lower gross profit than domestic sales; initial product placement discounts; utilization of manufacturing capacity; the sales of inventory previously written down to zero; and the competitive pricing environment.

     Gross margin as a percentage of sales for the second quarter of fiscal 2010 was 42.5% as compared to 14.0% for the second quarter of fiscal 2009. Gross margin as a percentage of sales for the first half of fiscal 2010 was 43.6% as compared to 27.9% for the first half of fiscal 2009. The increases in margin in the fiscal 2010 periods were due to improved manufacturing utilization as a result of higher production and shipment levels, reduced warranty claims in the fiscal 2010 periods and $0.7 million of severance expense recorded in the second quarter of fiscal 2009. The increases were partially offset by higher non-cash stock compensation expense of $84,000 in the second quarter of fiscal 2010 compared to $8,000 in the second quarter of fiscal 2009 and $102,000 in the first half of fiscal 2010 as compared to $18,000 in the first half of fiscal 2009. The higher non-cash stock compensation expense in the fiscal 2010 periods was due to vesting under our employee stock purchase plan and the increase in our stock price.
     Gross margins for the third quarter of fiscal 2010 are expected to be in the range of 43% to 45% of revenues.*
Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased to $4.3 million in the second quarter of fiscal 2010 as compared to $6.1 million for the second quarter of fiscal 2009. Selling, general and administrative expenses decreased to $8.1 million for the first half of fiscal 2010 as compared to $11.7 million for the same period in fiscal 2009. The decreases in the year-over-year selling, general and administrative expenses related primarily to cost reduction initiatives associated with reductions in headcount and salary reductions taken in the first half of fiscal 2009 and $1.2 million of severance expense recorded in the second quarter of fiscal 2009. The decreases were partially offset by higher non-cash stock compensation of $372,000 in the second quarter of fiscal 2010 as compared to $69,000 in the second quarter of fiscal 2009 and $505,000 in the first half of fiscal 2010 as compared to $148,000 in the first half of fiscal 2009. The higher non-cash stock compensation expense in the fiscal 2010 periods was due to vesting under our employee stock purchase plan and the increase in our stock price.
     We expect selling, general and administrative expenses in the third quarter of fiscal 2010 to be in the range of $4.1 million to $4.3 million as we continue to focus on managing these costs.*
Research and Development Expenses
     Research and development expenses were $3.3 million for the second quarter of fiscal 2010 as compared to $4.6 million for the same period in fiscal 2009. Research and development expenses were $6.0 million for the first six months of fiscal 2010 as compared to $9.0 million for the first six months of fiscal 2009. The decreases related primarily to cost reduction initiatives associated with reductions in headcount and salary reductions taken in the first half of fiscal 2009 and $1.0 million of severance expense recorded in the second quarter of fiscal 2009. The decreases were partially offset by higher non-cash stock compensation expense of $409,000 in the second quarter of fiscal 2010 as compared to $13,000 in the second quarter of fiscal 2009 and $521,000 in the first half of fiscal 2010 as compared to $33,000 in the first half of fiscal 2009. The higher non-cash stock compensation expense in the fiscal 2010 periods was due to vesting under our employee stock purchase plan and the increase in our stock price.
     We expect research and development expenses for the third quarter of fiscal 2010 to be in the range of $3.1 to $3.3 million.*
Income Taxes
     We recorded an income tax benefit of $6,000 in the second quarter of fiscal 2010 and income tax expense of $10,000 in the first half of fiscal 2010, primarily related to foreign taxes. We recorded income tax expense of $39,000 in the second quarter of fiscal 2009 and $28,000 in the first half of fiscal 2009, primarily related to foreign taxes.

     Our deferred tax assets on our balance sheet as of February 27, 2010 have been fully reserved with a valuation allowance. We do not expect to significantly reduce our valuation allowance until we are consistently profitable on a quarterly basis.*
     We have net operating loss carryforwards for federal income tax purposes of approximately $186.5 million, which will begin to expire in fiscal 2011 through fiscal 2030 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year. We do not anticipate significant income tax expenses or benefits for the foreseeable future, other than for foreign tax purposes.*
Net Income (Loss)
     Net income was $0.6 million in the second quarter of fiscal 2010 as compared to a net loss of $9.4 million in the second quarter of fiscal 2009. Net income was $0.6 million for the first half of fiscal 2010 as compared to a net loss of $14.7 million for the first half of fiscal 2009.
     Assuming that we can achieve expected revenues, gross margin and operating expenses, we expect to report net income between $2.5 and $3.0 million in the third quarter of fiscal 2010.*
Liquidity and Capital Resources
     Our cash, restricted cash, cash equivalents and long-term securities were approximately $14.5 million as of February 27, 2010, an increase of $2.4 million from the end of fiscal 2009. The increase was due primarily to $2.9 million of cash generated by operations primarily attributable to increased sales and our continued management of working capital.
     As of February 27, 2010, we had investments in ARS reported at a fair value of $4.4 million after reflecting a $0.2 million other than temporary impairment against $4.6 million par value. The other than temporary impairment was recorded in fiscal 2008. The ARS we hold are marketable securities with long-term stated maturities for which the interest rates are reset every 28 days through an auction process. In the second quarter of fiscal 2010, we redeemed $0.1 million par value of ARS for $0.1 million and recorded a gain of $6,000.
     These ARS may not provide the liquidity to us as we need it, and it could take until the final maturity of the underlying notes (from 26 to 34 years) to realize our investments’ recorded value. Currently, there is a very limited market for any of these securities and future liquidations at this time, if possible, would likely be at a significant discount.
     Accounts receivable decreased $0.1 million from $8.7 million at the end of fiscal 2009 to $8.6 million as of February 27, 2010. The net decrease in accounts receivable of $0.1 million related to the receipt of payment by an Asian customer of a $2.0 million past due receivable offset by the increase in shipments from $12.5 million in the fourth quarter of fiscal 2009 to $18.6 million in the second quarter of fiscal 2010. Accounts receivable will fluctuate quarter to quarter depending on individual customers’ timing of shipping dates and payment terms.
     Inventory was approximately $22.8 million at February 27, 2010 and $21.2 million at the end of fiscal 2009. The increase in inventory related primarily to an increase in work in process inventory associated with increased orders and the production of additional ORION systems.
     Trade accounts payable increased to $6.4 million as of February 27, 2010 as compared to $3.2 million at the end of fiscal 2009. The increase in trade accounts payable related primarily to the timing of inventory receipts and payments to vendors.

     As of February 27, 2010, our current ratio of current assets to current liabilities was 3.3 to 1.0, and working capital was $32.2 million.
The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments due by period
		Less than			More than 5
Contractual Obligations:	Total	1 Year	1-3 years	3-5 years	years
Operating lease obligations	$830	$556	$236	$32	$6
Purchase obligations	8,708	8,708	—	—	—
Royalty obligations	118	118	—	—	—
Other long-term commitments (1)	1,289	164	500	500	125

Total	$10,945	$9,546	$736	$532	$131

(1)	Other long-term commitments represent payments related to minimum royalty payments or discounts granted under a license agreement.
     The contractual obligations table does not include $0.5 million of accruals for unrecognized tax benefits, as the timing of payments or reversals is uncertain.
     Capital expenditures were $404,000 in the first half of fiscal 2010 and $12,000 in the first half of fiscal 2009. The capital expenditures in the first half of fiscal 2010 related primarily to the lease buyout of laboratory equipment. We expect capital expenditures to be less than $100,000 in the third quarter of fiscal 2010.* Depreciation for the third quarter of fiscal 2010 is expected to be between approximately $0.6 and $0.7 million.*
     We implemented a number of cost reduction steps in fiscal 2009 to reduce our use of cash. Our cost reduction actions in fiscal 2009 are expected to lower our annual operating expenses by $11 to $12 million.* In addition, we plan to manage cash flows by reducing capital expenditures to less than $500,000 in fiscal 2010 and to aggressively improve our working capital levels in the second half of fiscal 2010.*
     We do not have any revolving line of credit or other form of debt financing. If the economic environment does not continue to improve in fiscal 2010 and, notwithstanding our cash management initiatives, more cash is needed to fund operations than expected, we may need to take additional actions.* These actions could include additional cost reduction measures and possible cash generating activities, including exploring a sale-leaseback arrangement for our Chaska, Minnesota facility, entering into an asset-based lending arrangement, borrowing up to $3.5 million against or liquidating our remaining life insurance investments of $3.6 million, borrowing up to 50% against or selling some or all of our currently illiquid ARS, possibly at a loss, or selling additional equity.* We can provide no assurance that any of these cash-generating activities will be available to us when needed, or if available, on such terms that will be acceptable or in sufficient amounts to cover our operating expenses at such time. We filed a shelf registration statement with the SEC on March 30, 2010 to register an indeterminate number of shares of common stock, preferred stock, warrants and units, the aggregate initial offering price of which is not to exceed $50 million. The sale of additional equity would likely result in additional dilution to our shareholders.* In addition, without substantial available capital, we may be unable to take advantage of strategic opportunities as they arise, such as investments in or acquisitions of businesses, products or technologies.*
     At the expected revenue and expense run rate, we anticipate using between $2.0 and $3.0 million from operations in the third quarter of fiscal 2010 as we continue to manage inventory, accounts receivable and capital investments and support the higher third quarter order and revenue levels.* We believe that with existing cash, cash receipts, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet our currently projected working capital requirements, and to meet other cash requirements through at least fiscal 2010.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies. We may fund such activities with additional equity or debt financing.* The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.*
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
New Accounting Pronouncements
     See Note 1 of the Notes to Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in our foreign-based affiliates. As of February 27, 2010, our investments included a 100% interest in our sales and service offices located in Europe and Asia and a 20% interest in Apprecia Technology, Inc. (formerly m•FSI LTD), which operates as our distributor in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.
     We have direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region and incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks. As of February 27, 2010, we had not entered into any hedging activities and our foreign currency transaction gains and losses for the second quarter and first six months of fiscal 2010 were insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.
     We do not have significant exposure to changing interest rates as we currently have no long-term debt. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The annual impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $145,000 based on our cash and cash equivalents, restricted cash and long-term marketable securities balances as of February 27, 2010.
     As of February 27, 2010, our investment portfolio included ARS reported at a fair value of $4.4 million after reflecting a $0.2 million other than temporary impairment against $4.6 million par value. The interest rates of our ARS are reset every 28 days through an auction process and at the end of each reset period, assuming no failed auction, investors can sell or continue to hold the securities at par.
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
     We determined and recorded an other-than-temporary impairment of approximately $0.4 million in fiscal 2008. Approximately $0.1 million of this other-than-temporary impairment was reversed in fiscal 2009 due to the redemption of approximately $3.0 million ARS at par value, and approximately $6,000 of this other-than-temporary impairment was reversed in the second quarter of fiscal 2010 due to the redemption of approximately $0.1 million ARS at par value. If the issuers of our ARS are unable to successfully close future auctions or do not redeem the ARS, or the United States government fails to support its guaranty of the obligations, we may be required to record additional impairment charges.

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
ITEM 3. Defaults upon Senior Securities
     None
ITEM 4. Other Information
     At our Annual Meeting of Shareholders held on January 20, 2010, the shareholders approved the following:
(1)	Election of one Class II Director to serve a three-year term. The nominated director was elected as follows:

			Broker
Director-Nominees	Votes For	Withheld	Non-Votes
Willem D. Maris	10,089,505	1,865,066	12,411,104
Donald S. Mitchell and James A. Bernards, as Class I Directors, and Terrence W. Glarner and David V. Smith, as Class III Directors, continue to serve as our directors.
(2)	Proposal to amend our 2008 Omnibus Stock Plan, as amended and restated, to increase the aggregate number of shares of our common stock reserved for issuance thereunder by 500,000. The shareholders approved the proposal as follows:

Votes For	Votes Against	Abstained
17,576,761	6,552,853	236,061

(3)	Proposal to amend our Employees Stock Purchase Plan, as amended and restated, to increase the aggregate number of shares of our Common Stock reserved for issuance thereunder the Plan by 1,000,000. The shareholders approved the proposal as follows:

			Broker
Votes For	Votes Against	Abstained	Non-Votes
10,185,239	1,738,132	31,200	12,411,104
(4)	Proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending August 28, 2010. Our shareholders approved the proposal as follows:

Votes For	Votes Against	Abstained
23,211,944	1,085,595	68,136

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 5. Exhibits
     (a) Exhibits

3.1	Restated Articles of Incorporation of the Company. (1)

3.2	Restated By-Laws. (1)

3.3	Articles of Amendment of Restated Articles of Incorporation (1)

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(filed herewith)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed with the SEC on March 30, 2010 and incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC. [Registrant]
By:	/s/ Patricia M. Hollister
Patricia M. Hollister
Chief Financial Officer on behalf of the Registrant and as Principal Financial and Accounting Officer

DATE: April 8, 2010

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing
3.1	Restated Articles of Incorporation of the Company. (1)	Incorporated by reference.

3.2	Restated By-Laws. (1)	Incorporated by reference.

3.3	Articles of Amendment of Restated Articles of Incorporation (1)	Incorporated by reference.

31.1	Certification by Principal Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed with the SEC on March 30, 2010 and incorporated by reference.