Form 10-Q
period 2010-05-29
FSI INTERNATIONAL INC
filed 2010-07-01
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 29, 2010
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
Common Stock, No Par Value – 38,468,000 shares outstanding as of June 29, 2010

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I. ITEM 1. FINANCIAL INFORMATION
FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MAY 29, 2010 AND AUGUST 29, 2009
ASSETS
(unaudited)
(in thousands)

	May 29,	August 29,
	2010	2009
Current assets:
Cash and cash equivalents	$7,352	$6,760
Restricted cash	322	818
Trade accounts receivable, net of allowance for doubtful accounts of $112 and $125, respectively	19,015	8,697
Inventories, net	24,676	21,171
Other receivables	2,905	2,624
Prepaid expenses and other current assets	1,951	1,710

Total current assets	56,221	41,780

Property, plant and equipment, at cost	71,444	74,657
Less accumulated depreciation	(57,717)	(59,510)

	13,727	15,147

Long-term securities	4,364	4,458
Investment	460	460
Other assets	1,564	1,840

Total assets	$76,336	$63,685

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MAY 29, 2010 AND AUGUST 29, 2009
(continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	May 29,	August 29,
	2010	2009
Current liabilities:
Trade accounts payable	$7,814	$3,170
Accrued expenses	6,896	6,972
Customer deposits	222	12
Deferred profit	2,473	2,362

Total current liabilities	17,405	12,516

Long-term accrued expenses	567	512

Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized; none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 32,243 and 31,636 shares, at May 29, 2010 and August 29, 2009, respectively	226,946	226,562
Accumulated deficit	(171,172)	(177,591)
Accumulated other comprehensive loss	(1,403)	(1,027)
Other stockholders’ equity	3,993	2,713

Total stockholders’ equity	58,364	50,657

Total liabilities and stockholders’ equity	$76,336	$63,685

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MAY 29, 2010 AND MAY 30, 2009
(unaudited)
(in thousands, except per share data)

	May 29,	May 30,
	2010	2009
Sales	$28,653	$15,424
Cost of sales	14,930	11,111

Gross margin	13,723	4,313

Selling, general and administrative expenses	4,716	3,907
Research and development expenses	3,398	3,075

Operating income (loss)	5,609	(2,669)

Interest expense	—	(8)
Interest income	22	36
Gain on sale of securities	—	36
Other income (expense), net	323	(133)

Income (loss) before income taxes	5,954	(2,738)

Income tax expense	90	70

Net income (loss)	$5,864	$(2,808)

Net income (loss) per common share:
Basic	$0.18	$(0.09)
Diluted	$0.18	$(0.09)

Weighted average common shares – basic	32,160	31,160
Weighted average common shares – diluted	32,606	31,160
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MAY 29, 2010 AND MAY 30, 2009
(unaudited)
(in thousands, except per share data)

	May 29,	May 30,
	2010	2009
Sales	$62,195	$36,308
Cost of sales	33,863	26,161

Gross margin	28,332	10,147

Selling, general and administrative expenses	12,777	15,635
Research and development expenses	9,417	12,099

Operating income (loss)	6,138	(17,587)

Interest expense	—	(38)
Interest income	73	228
Gain on sale of securities	6	110
Other income (expense), net	302	(167)

Income (loss) before income taxes	6,519	(17,454)

Income tax expense	100	98

Net income (loss)	$6,419	$(17,552)

Net income (loss) per common share:
Basic	$0.20	$(0.57)
Diluted	$0.20	$(0.57)

Weighted average common shares – basic	31,905	31,016
Weighted average common shares – diluted	32,211	31,016
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 29, 2010 AND MAY 30, 2009
(unaudited)
(in thousands)

	May 29,	May 30,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$6,419	$(17,552)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock compensation expense	1,271	331
Gain on sale of securities	(6)	(110)
Depreciation	1,961	2,625
Amortization	—	61
(Gain) loss on disposition of fixed assets	(88)	52
Changes in operating assets and liabilities:
Restricted cash	121	112
Trade accounts receivable	(10,318)	(1,205)
Inventories	(3,463)	4,514
Prepaid expenses and other assets	(246)	2,743
Trade accounts payable	4,645	(1,244)
Accrued expenses	(54)	(1,739)
Customer deposits	210	17
Deferred profit	111	(207)

Net cash provided by (used in) operating activities	563	(11,602)

INVESTING ACTIVITIES:
Capital expenditures	(541)	(158)
Proceeds from sales of property, plant and equipment	88	—
Decrease in restricted cash	375	—
Sales of securities	100	2,950

Net cash provided by investing activities	22	2,792

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	383	85
Principal payments on capital lease	—	(682)

Net cash provided by (used in) financing activities	383	(597)

Effect of exchange rate changes on cash and cash equivalents	(376)	(120)

Increase (decrease) in cash and cash equivalents	592	(9,527)

Cash and cash equivalents at beginning of period	6,760	14,788

Cash and cash equivalents at end of period	$7,352	$5,261

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Description of Business and Summary of Significant Accounting Policies
     Description of Business
     FSI International, Inc. (“FSI” or the “Company”) is a global supplier of surface conditioning equipment (process equipment that is used to etch and clean organic and inorganic materials from the surfaces of a silicon wafer), and technology and support services for microelectronics manufacturing. The Company’s broad portfolio of batch and single-wafer cleaning products includes process technologies for immersion (a method used to clean silicon wafers by immersing the wafers in multiple tanks filled with process chemicals), spray (sprays chemical mixtures, water and nitrogen in a variety of sequences on to the microelectronic substrate), vapor (utilizes gas phase chemistries to selectively remove sacrificial surface films) and cryogenic (a momentum transfer process used to remove non-chemically bonded particles from the surface of a microelectronic device). The Company’s support services programs provide product and process enhancements to extend the life of installed FSI equipment.
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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
New Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Generally Accepted Accounting Principles (ASC Topic 105), which established the FASB Accounting Standards Codification™ (the “Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification is considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.
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
     In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” This guidance modifies the fair value requirements of ASC subtopic 605-25, “Revenue Recognition – Multiple Element Arrangements” by allowing the use of the “best estimate of selling price” for determining the selling price of a deliverable. Using this guidance, a vendor is required to use its best estimate of the selling price when either vendor specific objective evidence or third-party evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted and the Company adopted this guidance in the first quarter of fiscal 2010. The adoption did not have a material impact on the Company’s consolidated financial statements for the first nine months of fiscal 2010. The adoption may have a material impact in future fiscal quarters.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(2) Inventories, Net
          Inventories are valued at the lower of cost or market, determined by the first-in, first-out method, or net realizable value. The Company records provisions for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these provisions are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives, forecasted sales demand and recoverability. Inventories, net are summarized as follows (in thousands):

	May 29,	August 29,
	2010	2009
Finished products	$4,216	$3,013
Work-in-process	7,394	4,797
Raw materials	13,066	13,361

	$24,676	$21,171

(3) Accrued Expenses
     Accrued expenses are summarized as follows (in thousands):

	May 29,	August 29,
	2010	2009
Salaries and benefits	$1,670	$1,507
Discretionary compensation	1,200	—
Vacation	1,115	1,157
Realignment	170	986
Product warranty	1,044	1,702
Other	1,697	1,620

	$6,896	$6,972

(4) Supplementary Cash Flow Information
     The following summarizes supplementary cash flow items (in thousands):

	Nine Months Ended
	May 29,	May 30,
	2010	2009
Interest paid	$—	$38

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(5) Comprehensive Income (Loss)
     Other comprehensive income (loss) pertains to revenues, expenses, gains and losses that are not included in the net income (loss) but rather are recorded directly in stockholders’ equity. The components of comprehensive income (loss) are summarized as follows (in thousands):

	Quarters Ended		Nine Months Ended
	May 29,	May 30,	May 29,	May 30,
	2010	2009	2010	2009
Net income (loss)	$5,864	$(2,808)	$6,419	$(17,552)
Foreign currency translation	(121)	(69)	(376)	(121)

Comprehensive income (loss)	$5,743	$(2,877)	6,043	$(17,673)

(6) Stock-Based Compensation
     Stock-based compensation expense for stock options granted or vested under the Company’s stock incentive plans and employees stock purchase plan (“ESPP”) was reflected in the condensed consolidated statements of operations for the third quarter and first nine months of each of fiscal 2010 and 2009 as follows (in thousands):

	Quarters Ended		Nine Months Ended
	May 29,	May 30,	May 29,	May 30,
	2010	2009	2010	2009
Cost of sales	$16	$13	$117	$32
Selling, general and administrative	82	84	587	232
Research and development	46	35	567	67

	$144	$132	$1,271	$331

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it expect to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the first nine months of fiscal 2010 and fiscal 2009 using the Black-Scholes option-pricing model:

	Nine Months Ended
	May 29,	May 30,
	2010	2009
Stock options:
Volatility	79.9%	72.1%
Risk-free interest rate	0.3%	1.8%
Expected option life	5.4	5.5
Stock dividend yield	—	—

ESPP:
Volatility	79.9%	73.3%
Risk-free interest rate	0.2%	0.3%
Expected option life	0.5	0.5
Stock dividend yield	—	—

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     There were no stock options granted under the Company’s option plan or under the ESPP in the third quarter of fiscal 2010 or fiscal 2009.
     A summary of option activity for the first nine months of fiscal 2010 is as follows (in thousands, except price per share and contractual term):

		Weighted-average	Weighted-average
		Exercise Price Per	Remaining	Aggregate Intrinsic
	Number of Shares	Share	Contractual Term	Value
Outstanding as of August 29, 2009	3,399	$6.05
Options granted	347	2.10
Options forfeited	(10)	1.81
Options expired	(584)	10.35
Options exercised	(187)	1.10

Outstanding as of May 29, 2010	2,965	$5.07	4.8	$2,641

Exercisable as of May 29, 2010	2,379	$5.96	3.7	$1,447

     The intrinsic value of options exercised during the third quarter of fiscal 2010 was $483,000 and during the first nine months of fiscal 2010 was $516,000. There were no options exercised during the third quarter or the first nine months of fiscal 2009.
     A summary of the status of the Company’s unvested options as of May 29, 2010 is as follows (in thousands, except fair value amounts):

	Number of	Weighted-average
	Shares	Grant-Date Fair Value
Unvested at August 29, 2009	471	$0.61
Options granted	347	1.36
Options forfeited	(10)	1.16
Options vested	(222)	0.88

Unvested at May 29, 2010	586	$0.95

     As of May 29, 2010, there was $510,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of option shares vested was $144,000 during the third quarter of fiscal 2010, $1,271,000 during the first nine months of fiscal 2010, $132,000 during the third quarter of fiscal 2009, and $331,000 during the first nine months of fiscal 2009.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(7) Product Warranty
     Warranty provisions and claims for the quarters and nine months ended May 29, 2010 and May 30, 2009 were as follows (in thousands):

	Quarters Ended		Nine Months Ended
	May 29,	May 30,	May 29,	May 30,
	2010	2009	2010	2009
Beginning balance — warranty accrual	$1,152	$2,196	$1,702	$2,757
Warranty provisions	153	41	(111)	353
Warranty claims	(261)	(278)	(547)	(1,151)

Ending balance — warranty accrual	$1,044	$1,959	$1,044	$1,959

     During the first nine months of fiscal 2010, the Company reversed $611,000 of unused prior period warranty accruals associated with improved claims experience.
(8) Cost Reductions and Realignment
     In the second quarter of fiscal 2009, the Company committed to a plan of additional cost reduction actions, including the reduction of headcount, salary reductions and scheduled plant shutdowns. The cost reduction actions were due to the Company continuing to be impacted by the global economic slowdown and, in particular, the reduced demand for the Company’s products. A total of 111 positions were eliminated of which 37 were manufacturing positions, 37 were sales, service and marketing positions, eight were administrative positions and 29 were engineering positions. Severance and outplacement costs, net of change in estimate, recorded in fiscal 2009 were allocated as follows: $1,133,000 to selling, general and administrative expense, $875,000 to research and development expense and $604,000 to cost of goods sold.
     The fiscal 2009 severance and outplacement costs are summarized as follows (in thousands):

	Amount Charged	Amount Paid Through	Accrual at
	Fiscal 2009	May 29, 2010	May 29, 2010
Selling, general and administrative expenses	$1,133	$1,022	$111
Research and development expenses	875	868	7
Cost of goods sold	604	552	52

Total	$2,612	$2,442	$170

(9) Long-Term Securities
     As of May 29, 2010, the Company had investments in Auction Rate Securities (“ARS”) reported at a fair value of $4.4 million after reflecting a $0.2 million other than temporary impairment against $4.6 million par value. The other than temporary impairment was recorded in fiscal 2008.
     The ARS held by the Company have long-term stated maturities for which the interest rates are reset every 28 days through an auction process and at the end of each reset period. In the second quarter of fiscal 2010, the Company redeemed $0.1 million par value of ARS for $0.1 million and recorded a gain of $6,000.
     The $4.6 million par value ARS held by the Company are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education and are classified as long-term. All of the ARS held by the Company continue to carry investment grade ratings and have not experienced any payment

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
(10) Income Taxes
     As of May 29, 2010 and August 29, 2009, the Company had $0.5 million of liabilities recorded related to unrecognized tax benefits. Included in the liability balance as of May 29, 2010 and as of August 29, 2009 are approximately $0.4 million of unrecognized tax benefits that, if recognized, will affect the Company’s effective tax rate. Accrued interest and penalties on these unrecognized tax benefits were $0.1 million as of both May 29, 2010 and August 29, 2009. The Company recognizes potential interest and penalties related to income tax positions, if any, as a component of provision for income taxes on the consolidated statements of operations. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the next twelve months.
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
     The Company recorded an income tax expense of $90,000 in the third quarter of fiscal 2010 and an income tax expense of $70,000 in the third quarter of fiscal 2009 related primarily to foreign income taxes. The Company recorded an income tax expense of $100,000 for the first nine months of fiscal 2010 and an income tax expense of $98,000 for the first nine months of fiscal 2009 related primarily to foreign income taxes.

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
     In October 2009, the Company entered into a settlement agreement with the Bureau of Industry and Security, U.S. Department of Commerce for $450,000. The Company began paying $5,000 per month for ten months in November 2009. The remaining $400,000 included in the settlement will be suspended for 12 months. If the Company does not commit any export violations during the 12-month period ending in October 2010, it will be released from further payment, including the suspended $400,000. As of May 29, 2010, the Company had $15,000 accrued for remaining payments to be made under the settlement agreement, which is reflected in other accrued expenses.
(12) Share Repurchase Plan
     In October 2008, the Company authorized the repurchase of up to $3 million of the Company’s common stock to be effected from time to time in transactions in the public markets or in private purchases. The timing and extent of any repurchases will depend upon market conditions, the trading price of the Company’s shares and other factors, subject to the restrictions relating to volume, price and timing of share repurchases under applicable law. The repurchase program may be modified, suspended or terminated at any time by the Company without notice. The Company did not repurchase any of its common stock during fiscal 2009 or the first nine months of fiscal 2010.
(13) Liquidity
     As of May 29, 2010, the Company had $12.0 million of cash, cash equivalents, restricted cash and long-term securities, of which $4.4 million are classified as long-term due to the lack of liquidity of the ARS as discussed in Note 9. During the first nine months of fiscal 2010, the Company generated approximately $0.6 million from operations.
     Subsequent to the end of the third quarter of fiscal 2010, on June 14, 2010, the Company closed on a public offering of 6.2 million shares of its common stock at a public offering price of $3.05 per share. Net proceeds from the sale of the shares, after underwriter discounts and commissions and other offering expenses, were approximately $17.6 million. The Company intends to use the net proceeds from the offering for general corporate and working capital purposes.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
(15) Other Sales Information
     Geographic Information
     International sales were approximately 63% of total sales in the third quarter of fiscal 2010, approximately 64% of total sales in the third quarter of fiscal 2009, 56% of total sales in the first nine months of fiscal 2010 and 70% of total sales in the first nine months of fiscal 2009. The basis for determining sales by geographic region is the location that the product is shipped to. Included in these percentages and the table below are sales to related parties. Sales by geographic area are summarized as follows (in thousands):

	Quarters Ended		Nine Months Ended
	May 29,	May 30,	May 29,	May 30,
	2010	2009	2010	2009
Asia	$14,852	$8,377	$27,400	$19,494
Europe	3,118	1,482	7,626	5,954
Other	1	5	4	12

Total International	17,971	9,864	35,030	25,460
Domestic	10,682	5,560	27,165	10,848

	$28,653	$15,424	$62,195	$36,308

     South Korea accounted for 41% of total sales in the third quarter of fiscal 2010 and 52% in the third quarter of fiscal 2009, 33% of total sales in the first nine months of fiscal 2010 and 39% of total sales for the first nine months of fiscal 2009.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Customer Information
     The following summarizes significant customers comprising 10% or more of the Company’s trade accounts receivable as of May 29, 2010 and August 29, 2009 and 10% or more of sales for the third quarters and first nine months of fiscal 2010 and 2009, which includes sales through related parties to end-users:

	% of Trade Accounts		% of Sales for the Fiscal			% of Sales for the First
	Receivable as of		Quarter Ended			Nine Months Ended
	May 29,	August 29,	May 29,		May 30,	May 29,		May 30,
	2010	2009	2010		2009	2010		2009
Customer A	40%	27%	44%		38%	43%		27%
Customer B	*	22%		*	*		*		*
Customer C	12%	10%	16%		14%		*		*
Customer D	11%	*		*	*		*		*
Customer E	*	*		*	27%		*	12%

*	Trade accounts receivable from or sales to respective customer were less than 10% as of the end of or during the fiscal period.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information in this report, except for the historical information, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include, but are not limited to, changes in industry conditions; order delays or cancellations; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the level of new orders; the timing and success of current and future product and process development programs; the success of our direct distribution organization; legal proceedings; the potential impairment of long-lived assets; and the potential adverse financial impacts resulting from declines in the fair value and liquidity of investments we presently hold; as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors set forth in Item 1A herein. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.
     The Gartner Reports described in this document (the “Gartner Report”) represent data, research opinions or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (“Gartner”), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this document) and the opinions expressed in the Gartner Reports are subject to change without notice.
     This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report.
Industry
     Gartner reported in June 2010 that calendar 2009 worldwide semiconductor revenue decreased 10.5 percent and semiconductor capital equipment spending declined 45.8 percent from the calendar 2008 levels. In June 2010, Gartner revised its revenue forecasts for the semiconductor industry from those made in the first quarter of calendar 2010. As a result of the improving industry conditions, Gartner forecasted in June 2010 that semiconductor revenues are expected to grow 27 percent, to $290 billion in calendar 2010 from $228 billion in calendar 2009. Industry analysts expect demand for smart cell phones, personal computers and LEDs to be key drivers for year-over-year growth.
     The semiconductor manufacturers that we regularly interact with are generally experiencing higher factory utilization rates. As a result, they are increasing their production capacity through equipment upgrades and technology conversions. Many of the leading semiconductor manufacturers, including Samsung, Taiwan Semiconductor Manufacturing Company, Globalfoundries, Toshiba, and others have recently announced significant capacity expansion plans, with the equipping of this increased capacity expected to begin in late calendar year 2010 through 2011. In addition, spending levels by manufacturers of lower technology devices have generally increased during the last quarter.
     In its June 2010 report, Gartner is forecasting that equipment revenues will increase 113 percent in calendar 2010 to $35 billion, from the $17 billion level in calendar 2009. In March 2010, Gartner forecasted 76 percent year-over-year growth.

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

     If we determine that the carrying amount of long-lived assets may not be recoverable, we measure any impairment based on the fair value of the long-lived assets. Net long-lived assets amounted to $13.7 million as of May 29, 2010.
     In the first nine months of fiscal 2010, we generated positive cash flows from operations. If our long-term future plans do not yield positive cash flows in excess of the carrying amount of our long-lived assets, we would anticipate possible future impairments of those assets.*
     Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets and the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates.
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
     During the first nine months of fiscal 2010, we reversed $611,000 of unused prior period warranty accruals associated with improved claims experience.
Inventory Provisions Estimation
     We record provisions for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these provisions are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives, forecasted sales demand and recoverability. Results could be materially different if demand for our products decreased because of economic or competitive conditions, length of the industry downturn, or if products become obsolete because of technical advancements in the industry or by us. In the first nine months of fiscal 2010 we recorded approximately $1.5 million of additional inventory provisions associated primarily with engineering design changes.
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
     Significant judgment is required in determining unrecognized tax benefits. We have established accruals for unrecognized tax benefits using management’s best judgment and adjust these accruals as warranted by changing facts and circumstances. A change in our accruals in any given period could have a significant impact on our results of operations for that period. The accrual for unrecognized benefits increased by $55,000 for the first nine months of fiscal 2010 and increased by $56,000 for the nine months of fiscal 2009.
THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2010 COMPARED TO THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2009
The Company
     The following table sets forth on a consolidated basis, for the fiscal period indicated, certain income and expense items as a percent of total sales.

	Percent of Sales		Percent of Sales
	Quarter Ended		Nine Months Ended
	May 29,	May 30,	May 29,	May 30,
	2010	2009	2010	2009
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.1	72.0	54.4	72.1

Gross margin	47.9	28.0	45.6	27.9
Selling, general and administrative	16.4	25.3	20.6	43.1
Research and development	11.9	20.0	15.1	33.3

Operating income (loss)	19.6	(17.3)	9.9	(48.5)
Other income (expense), net	1.2	(0.4)	0.6	0.4

Income (loss) before income taxes	20.8	(17.7)	10.5	(48.1)
Income tax expense	0.3	0.5	0.2	0.3

Net income (loss)	20.5%	(18.2)%	10.3%	(48.4)%

Sales Revenue and Shipments
     Sales revenue increased to $28.7 million for the third quarter of fiscal 2010 as compared to $15.4 million for the third quarter of fiscal 2009. The increase in sales revenue related to an increase in shipments from $13.0 million in the third quarter of fiscal 2009 to $28.9 million in the third quarter of fiscal 2010. Sales revenue increased to $62.2 million for the first nine months of fiscal 2010 as compared to $36.3 million for the first nine months of fiscal 2009. The increase in sales revenue related to an increase in shipments from $35.3 million in the first nine months of fiscal 2009 to $62.1 million in the first nine months of fiscal 2010. The increases in shipments in the fiscal 2010 periods as compared to the fiscal 2009 periods related to improved industry and overall global economic conditions.
     Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Therefore, depending on the timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or sales revenue may exceed shipments.
     International sales revenues were $18.0 million, representing 63% of total sales, during the third quarter of fiscal 2010 and $9.9 million, representing 64% of total sales, during the third quarter of fiscal 2009. International sales were $35.0 million, representing 56% of total sales, during the first nine months of fiscal 2010 and $25.5 million, representing 70% of total sales, during the first nine months of fiscal 2009.
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
     Gross margin as a percentage of sales for the third quarter of fiscal 2010 was 47.9% as compared to 28.0% for the third quarter of fiscal 2009. Gross margin as a percentage of sales for the first nine months of fiscal 2010 was 45.6% as compared to 27.9% for the first nine months of fiscal 2009. The increases in gross margins for fiscal 2010 periods were due to improved manufacturing utilization as a result of higher production and shipment levels and reduced warranty claims, partially offset by a discretionary incentive compensation accrual of $0.2 million in the third quarter of fiscal 2010. The increase in gross margin for the first nine months of fiscal 2010 was also impacted by $0.7 million of severance expense recorded in the second quarter of fiscal 2009, partially offset by higher non-cash stock compensation expense of $117,000 in the first nine months of fiscal 2010 compared to $32,000 in the first nine months of fiscal 2009.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $4.7 million for the third quarter of fiscal 2010 as compared to $3.9 million for the third quarter of fiscal 2009. The increase in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 related to increased sales-related costs and to a discretionary incentive compensation accrual of $0.6 million in the third quarter of fiscal 2010. Selling, general and administrative expenses were $12.8 million for the first nine months of fiscal 2010 as compared to $15.6 million for the same period in fiscal 2009. The decrease in the first nine months of fiscal 2010 as compared to the fiscal 2009 period in selling, general and administrative expenses related primarily to cost reduction initiatives associated with reductions in headcount and salary reductions taken in the first half of fiscal 2009 and $1.2 million of severance expense recorded in the second quarter of fiscal 2009. The decrease in the first nine months of fiscal 2010 as compared to the fiscal 2009 period was partially offset by the discretionary compensation accrual of $0.6 million in the third quarter of fiscal 2010 and higher non-cash stock compensation of $587,000 in the first nine months of fiscal 2010 as compared to $232,000 in the first nine months of fiscal 2009. The higher non-cash stock compensation expense in the fiscal 2010 period was due to vesting under our employees stock purchase plan and the increase in our stock price.

Research and Development Expenses
     Research and development expenses were $3.4 million for the third quarter of fiscal 2010 as compared to $3.1 million for the third quarter of fiscal 2009. The increase in the third quarter of fiscal 2010 as compared to the fiscal 2009 period related primarily to a discretionary incentive compensation accrual of $0.4 million in the third quarter of fiscal 2010. Research and development expenses were $9.4 million for the first nine months of fiscal 2010 as compared to $12.1 million for the same period in fiscal 2009. The decrease in the first nine months of fiscal 2010 as compared to the fiscal 2009 period related primarily to the cost reduction initiatives associated with reductions in headcount and salary reductions taken in the first half of fiscal 2009 and $1.0 million of severance expense recorded in the second quarter of fiscal 2009. The decrease in the first nine months of fiscal 2010 as compared to the fiscal 2009 period was partially offset by the discretionary compensation accrual of $0.4 million in the third quarter of fiscal 2010 and higher non-cash stock compensation expense of $567,000 in the first nine months of fiscal 2010 as compared to $67,000 in the first nine months of fiscal 2009. The higher non-cash stock compensation expense in the fiscal 2010 period was due to vesting under our employees stock purchase plan and the increase in our stock price. The majority of our research and development resources are focused on broadening the applications capabilities of, and supporting demonstrations and evaluations for, our products as well as product cost reduction efforts.
Income Taxes
     We recorded income tax expense of $90,000 in the third quarter of fiscal 2010 and $100,000 in the first nine months of fiscal 2010, primarily related to foreign income taxes. We recorded income tax expenses of $70,000 in the third quarter of fiscal 2009 and $98,000 in the first nine months of fiscal 2009, primarily related to foreign taxes.
     Our deferred tax assets on the balance sheet as of May 29, 2010 have been fully reserved with a valuation allowance. We do not expect to reverse our valuation allowance until we are consistently profitable on a quarterly basis.*
     We have net operating loss carryforwards for federal income tax purposes of approximately $179.9 million, which will begin to expire in fiscal year 2011 through fiscal 2030 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year. We do not anticipate significant income tax expenses or benefits for the foreseeable future, other than for alternative minimum taxes or foreign tax purposes.*
Net Income (Loss)
     Net income was $5.9 million in the third quarter of fiscal 2010, as compared to a net loss of $2.8 million in the third quarter of fiscal 2009. Net income was $6.4 million for the first nine months of fiscal 2010, as compared to a net loss of $17.6 million for the first nine months of fiscal 2009.
Liquidity and Capital Resources
     Cash and cash equivalents, restricted cash and long-term securities were approximately $12.0 million as of May 29, 2010, and as of the end of fiscal 2009.
     As of May 29, 2010, we had investments in ARS reported at a fair value of $4.4 million after reflecting a $0.2 million other than temporary impairment against $4.6 million par value. These ARS may not provide the liquidity to us as we need it, and it could take until the final maturity of the underlying notes (from 25 to 33 years) to realize our investments’ recorded value. Currently, there is a very limited market for any of these securities and any liquidation at this time, if possible, would likely be at a significant discount.

     Accounts receivable increased by $10.3 million from $8.7 million at the end of fiscal 2009 to $19.0 million as of May 29, 2010. The increase in accounts receivable related primarily to an increase in shipments from $12.5 million in the fourth quarter of fiscal 2009 to $28.9 million in the third quarter of fiscal 2010. Accounts receivable will fluctuate from quarter to quarter, depending on individual customers’ timing of shipment dates and payment terms. In certain situations, extended payment terms may be granted to customers.
     Inventory increased to $24.7 million at May 29, 2010 as compared to $21.2 million at the end of fiscal 2009. The increase in inventory was due primarily to an increase in work-in-process and finished goods inventory associated with increased orders and the placement of tools at customer sites for evaluation. Inventory provisions were $9.1 million at May 29, 2010 as compared to provisions of $9.2 million at the end of fiscal 2009.
     Trade accounts payable increased to $7.8 million as of May 29, 2010 as compared to $3.2 million at the end of fiscal 2009. The increase in trade accounts payable related primarily to the timing of inventory receipts and vendor payments.
     As of May 29, 2010, our current ratio of current assets to current liabilities was 3.2 to 1.0 and working capital was $38.8 million.
     The following table provides aggregate information about our contractual payment obligations as of May 29, 2010 and the periods in which payments are due (in thousands):

	Payments due by period
Contractual Obligations:	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$821	$556	$215	$50	$—
Purchase obligations	8,203	8,203	—	—	—
Royalty obligations	376	376	—	—	—
Other long-term commitments (1)	1,250	125	500	500	125

Total	$10,650	$9,260	$715	$550	$125

(1)	Other long-term commitments represent payments related to minimum royalty payments or discounts granted under a license agreement.
     The contractual obligations table does not include $0.5 million of accruals for unrecognized tax benefits, as the timing of payments or reversals is uncertain.
     Capital expenditures were approximately $541,000 in the first nine months of fiscal 2010 and $158,000 in the first nine months of fiscal 2009.
     We filed a shelf registration statement with the SEC on March 30, 2010 to register an indeterminate number of shares of common stock, preferred stock, warrants and units, the aggregate initial offering price of which is not to exceed $50 million. Subsequent to the end of the third quarter of fiscal 2010, on June 14, 2010, we closed on a public offering of 6.2 million shares of our common stock at a public offering price of $3.05 per share. Net proceeds from the sale of the shares, after underwriter discounts and commissions and other offering expenses, were approximately $17.6 million. We intend to use the net proceeds from the offering for general corporate and working capital purposes.
     We believe that with existing cash, cash receipts, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet our currently projected working capital requirements, and to meet other cash requirements through at least fiscal 2011.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies. We may fund such activities with additional equity or debt financing.* The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.*
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
New Accounting Pronouncements
     See Note 1 of the Notes to Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in our foreign-based affiliates. As of May 29, 2010, our investments included a 100% interest in our sales and service offices located in Europe and Asia and a 20% interest in Apprecia Technology, Inc. (formerly m•FSI LTD), which operates as our distributor in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.
     We have direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region and incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks. As of May 29, 2010, we had not entered into any hedging activities and our foreign currency transaction gains and losses for the third quarter and first nine months of fiscal 2010 were insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.
     We do not have significant exposure to changing interest rates as we currently have no long-term debt. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The annual impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $120,000 based on our cash and cash equivalents, restricted cash and long-term marketable securities balances as of May 29, 2010.
     As of May 29, 2010, our investment portfolio included ARS reported at a fair value of $4.4 million after reflecting a $0.2 million other than temporary impairment against $4.6 million par value. The interest rates of our ARS are reset every 28 days through an auction process and at the end of each reset period. If the issuers of our ARS are unable to successfully close future auctions or do not redeem the ARS, or the United States government fails to support its guaranty of the obligations, we may be required to record additional impairment charges.

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
     The risk factors previously disclosed in our Form 10-K for the fiscal year ended August 29, 2009 have been amended and restated in their entirety as follows:
Volatility in the global economy could adversely affect our business and operating results.
     Financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. These conditions have had a significant adverse impact on our industry and financial condition and results of operations. There may be further changes in the global economy, which could lead to further challenges in our business and negatively impact our financial condition and results of operations. A tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions and the effects they may have on our business and financial condition. If the current uncertain economic conditions continue or further deteriorate, our business, financial condition and results of operations could be further materially and adversely affected.
Because our business depends on the amount that manufacturers of microelectronics spend on capital equipment, downturns in the microelectronics industry may adversely affect our business and operating results.
     The microelectronics industry experiences periodic downturns, which may have a negative effect on our business and our sales and other operating results. Our business depends on the amounts that manufacturers of microelectronics spend on capital equipment. The amounts they spend on capital equipment depend on the existing and expected demand for semiconductor devices and products that use semiconductor devices. When a downturn occurs, some semiconductor manufacturers experience lower demand and increased pricing pressure for their products. As a result, they are likely to purchase less semiconductor processing equipment and have sometimes delayed making decisions to purchase capital equipment. In some cases, semiconductor manufacturers have canceled or delayed orders for our products. Historically, the semiconductor equipment industry has experienced more pronounced decreases in net sales than the semiconductor industry as a whole.

     We have in the past experienced downturns in orders for new equipment as well as delays in or cancellations of existing orders. We cannot predict the extent and length of any future softening in the industry.
If cash requirements exceed expenditures, we may not have sufficient resources to conduct our business and operations as currently planned.
     We do not have any revolving line of credit or other form of debt financing. If more cash is needed to fund operations than expected, we may need to take additional actions. These actions could include additional cost reduction measures and possible cash generating activities, including exploring a sale-leaseback arrangement for our Chaska, Minnesota facility, entering into an asset-based lending arrangement, borrowing up to $2.7 million against or liquidating our remaining life insurance investments of $3.2 million, borrowing up to 50% against or selling some or all of our currently illiquid ARS, possibly at a loss, or selling additional equity. We can provide no assurance that any of these cash-generating activities will be available to us when needed, or if available, on such terms that will be acceptable or in sufficient amounts to cover our operating expenses at such time. The sale of additional equity would likely result in additional dilution to our shareholders. In addition, without substantial available capital, we may be unable to take advantage of strategic opportunities as they arise, such as investments in or acquisitions of businesses, products or technologies.
Our actual results may vary from the guidance we provide investors, which could cause our stock price to decline and subject us to lawsuits from investors.
     We provide earnings guidance from time to time. For a variety of reasons, our results of operations are difficult to predict and may vary significantly from quarter to quarter. Our ability to achieve forecasted results depends on a number of factors, including our assumptions regarding future performance, many of which are entirely outside of our control. Due to the uncertainties relating to assumptions that management makes in calculating our expected financial results, actual results may vary from the guidance we provide investors and may vary materially. Investors are cautioned not to place undue reliance on our earnings guidance. In addition, because we provide earnings guidance from time to time, our common stock may be subject to increased volatility and we may be subject to lawsuits by investors. Our stock price may decline following an announcement of disappointing earnings or earnings guidance or if we revise our earnings guidance downward as the estimates and assumptions we make in calculating guidance become more certain. Also, some companies that have made downward revisions to their earnings guidance or did not meet the guidance provided have been subject to lawsuits by investors. Such lawsuits may have merit and result in adverse settlements or judgments. Even if such lawsuits are dismissed or have no merit, they may be costly and may divert management attention and other resources away from our business, which could harm our business and the price of our common stock.
We have incurred significant net losses in the past, our future revenues are inherently unpredictable, and we may be unable to maintain profitability.
     We have incurred significant net losses in the past. Our operating results for future periods are subject to numerous uncertainties, and we cannot assure that we will be able to maintain profitability. It is possible that in future quarters our operating results will decrease from the previous quarter or fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could significantly decline. Further, exacerbated or continuing declines in net income or increases in net losses could affect our operating results, liquidity or financial condition.
The current economic environment and the fact that we derive a significant percentage of our quarterly revenues from bookings received during the quarter and from shipments made in the final weeks of the quarter make our quarterly revenues difficult to predict.
     Our quarterly revenues and operating results are affected, both positively and negatively, by fluctuations in general economic conditions and in the specific economic conditions affecting the semiconductor industry. Although we believe overall conditions in the worldwide economy and financial markets in general, and in the semiconductor industry in particular, have improved recently, our visibility continues to be limited and forecasting remains extremely difficult. We derive a significant percentage of our quarterly revenues from bookings received during the quarter and from shipments made in the final weeks of the quarter, making quarterly revenues difficult to predict. We generate a significant percentage of our quarterly revenues from orders received during the quarter and “turned” for shipment within the quarter. Any shortfall in expected “turns” orders will adversely affect quarterly revenues. There are many factors that can cause a shortfall in turns orders, including declines in general economic conditions or the businesses of our customers. In addition, we sometimes book a disproportionately large percentage of turns orders during the final weeks of the quarter. Any failure to receive, or delay in receiving, expected turns orders would adversely (and perhaps materially) affect quarterly revenues. We sometimes ship a disproportionately large percentage of our quarterly revenues during the final weeks of the quarter, and any delays in making those shipments are more likely to cause them to slip into the following quarter. Any failure to effect scheduled shipments by the end of a quarter would adversely affect quarterly revenues.
We derive our revenues primarily from a relatively small number of high-priced systems, sales of which significantly affect our quarterly operating results.
     System sales constitute a significant portion of our total revenue. Our systems are priced from approximately $500,000 to up to $6 million per unit, and our revenues in any given quarter are dependent upon a rather limited number of such systems. As a result, the inability to recognize revenue on even a few systems can cause a significant adverse impact on our revenues for that quarter.
We have a limited number of key customers, which may subject us to unpredictable revenue swings.
     Sales to a limited number of large customers constitute a significant portion of our overall revenue, new orders and profitability. As a result, the actions of even one customer may subject us to revenue swings that are difficult to predict. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers, so that the failure of even one of these key customers to pay its obligations to us could significantly impact our cash flow and operating results.
Failure of our products to gain market acceptance would adversely affect our business, operating results and financial condition.
     We believe that our growth prospects depend upon our ability to gain customer acceptance of our products and technology, particularly newly developed products, such as our ORION® Single Water Cleaning System. Market acceptance of products depends upon numerous factors, including:
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
     We expect to spend a significant amount of time and resources to develop new systems and enhance existing systems. In light of the long product development cycles inherent in our industry, we will make these expenditures well in advance of the prospect of deriving revenue from the sale of any new systems. Our ability to commercially introduce and successfully market any new systems is subject to a wide variety of challenges during this development cycle, including start-up bugs, design defects and other matters that could delay introduction of these systems to the marketplace. In addition, since our customers are not obligated by long-term contracts to purchase our systems, our anticipated product orders may not materialize or orders that do materialize may be canceled. As a result, if we do not achieve market acceptance of new products, we may not be able to realize sufficient sales of our systems in order to recoup research and development expenditures. The failure of any of our new products, for example the ORION®, to achieve market acceptance would harm our business, operating results and financial condition.
If we do not continue to develop new products and processes, we will not be able to compete effectively.
     Our business and results of operations could decline if we do not develop and successfully introduce new or improved products and processes that the market accepts. The technology used in microelectronics manufacturing equipment and processes changes rapidly. For example, the industry has started to shift towards single wafer processes from batch processes. If this trend occurs more rapidly than anticipated, it could negatively impact our operating results. Industry standards change constantly and equipment manufacturers frequently introduce new products and processes. We believe that microelectronics manufacturers increasingly rely on equipment manufacturers like us to:
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
Because we do not have long-term sales commitments with our customers, our operating results will be adversely affected if customers decide to reduce, delay or cancel orders or choose to buy from our competitors.
     We depend and expect to continue to depend on a limited number of customers for a large portion of our business and if our significant customers reduce, delay, or cancel orders, then our operating results could suffer. Our largest customers have changed from year to year, however, sales to our top five customers accounted for approximately 70% of total revenue for the first nine months of fiscal 2010, 55% of total revenues in fiscal 2009, 51% of total revenues in fiscal 2008 and 42% of total revenues in fiscal 2007. Samsung Electronics accounted for approximately 43% of our total revenues in the first nine months of fiscal 2010, 34% of our total revenues in fiscal 2009, 19% of our total revenues in fiscal 2008 and 13% of our total revenues in fiscal 2007. ST Microelectronics accounted for approximately 12% of our total revenues in fiscal 2008. Intel Corporation accounted for approximately 11% of our total revenues in fiscal 2007. We currently have no long-term sales commitments with any of our customers. Instead, we generally make sales under purchase orders. All orders are subject to cancellation or delay by the customer.
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
     The applicable export licensing regulations frequently change. Moreover, the types and categories of products that are subject to export licensing are often described in the regulations in general terms and could be subject to differing interpretations. If we do not maintain the appropriate export licenses, our business and results of operations could be adversely affected and we could be subjected to significant fines.
     In the second quarter of fiscal 2007, we made a voluntary disclosure to the United States Department of Commerce to clarify our licensing practices and to review our practices with respect to prior sales of certain replacement valves, pumps and heaters to customers in several controlled countries as defined in the licensing regulations.
     In October 2009, we entered into a settlement agreement with the Bureau of Industry and Security, U.S. Department of Commerce for $450,000. We will pay $5,000 per month for ten months beginning in November 2009. The remaining $400,000 owed under the settlement will be suspended for 12 months. If we do not commit any export violations during the 12-month period, we will be released from further payment, including the suspended $400,000.
Product or process development problems could harm our results of operations.
     Our products are complex, and from time to time have defects or bugs that are difficult and costly to fix. This can harm our results of operations in the following ways:
•	we may incur substantial costs to ensure the functionality and reliability of products early in their life cycle;

•	repeated defects or bugs can reduce orders, increase manufacturing costs, adversely impact working capital and increase service and warranty expenses;

•	we may require significant lead times between product introduction and commercialization;

•	harm our credibility with existing customers; and

•	lead to commercial and/or product liability as a result of lawsuits.
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

     The short-term funding credit issues that began during the second half of calendar 2007 continue to impact liquidity in asset-backed commercial paper and to cause failed auctions in the auction rate securities market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition.
     Our investment portfolio includes ARS. The ARS we currently hold have contractual maturities between 25 to 33 years. ARS are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations. The interest rates of our ARS are reset every 28 days through an auction process and at the end of each reset period, investors can sell or continue to hold the securities at par.
     The $4.6 million par value ARS we hold are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all ARS held by us are rated by the major independent rating agencies and carry investment grade ratings and have not experienced any payment defaults.
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
     Almost all of our direct international sales are denominated in U.S. dollars. Nonetheless, changes in demand caused by fluctuations in interest and currency exchange rates may affect our international sales. We have direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region, and accordingly, we incur labor, service and other expenses in foreign currencies. As of May 29, 2010, we had not entered into any hedging activities and our foreign currency transaction gains and losses for fiscal 2009 and through the third quarter of fiscal 2010 were insignificant. We intend to evaluate various hedging activities and other options to minimize fluctuations in foreign currency exchange rates. There is no assurance that we will be successful in minimizing foreign exchange rate risks and such failure may reduce our international sales or negatively impact our operating results.

Because of the need to meet and comply with numerous foreign regulations and policies, the potential for change in the political and economic environments in foreign jurisdictions and the difficulty of managing business overseas, we may not be able to sustain our historical level of international sales.
     We operate in a global market. In the first nine months of fiscal 2010, approximately 56% of our sales revenue derived from sales outside the United States. In fiscal 2009, approximately 71% of our sales revenue derived from sales outside of the United States. In fiscal 2008, approximately 76% of our sales revenue derived from sales outside the United States. In fiscal 2007, approximately 69% of our sales revenue derived from sales outside the United States. We expect that international sales will continue to represent a significant portion of total sales. Sales to customers outside the United States involve a number of risks, including the following:
•	imposition of government controls;

•	compliance with U.S. export laws, the Foreign Corrupt Practices Act of 1977, as amended and foreign laws;

•	political and economic instability;

•	trade restrictions;

•	changes in taxes and tariffs;

•	longer payment cycles;

•	difficulty of administering business overseas;

•	outbreak of hostilities, particularly in Korea, Taiwan or China;

•	the need for technical support resources in different locations;

•	our ability to secure and retain qualified people in all necessary locations for the successful operation of our business; and

•	general economic conditions.
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
     The microelectronics equipment industry is highly competitive. We face substantial competition throughout the world. We believe that to remain competitive, we will need significant financial resources to offer a broad range of products, to maintain customer service and support, and to invest in research and development. We believe that the microelectronics industry is becoming increasingly dominated by large manufacturers who have the resources to support customers on a worldwide basis. In the past several years, we have seen a trend toward consolidation in the microelectronics equipment industry. We expect the trend toward consolidation to continue as companies seek to strengthen or maintain their market positions in a rapidly changing industry. This could lead to larger, stronger competitors. Some of our competitors have substantially greater financial, marketing, and customer-support capabilities than us. Large equipment manufacturers have or may enter the market areas in which we compete. In addition, smaller, emerging microelectronics equipment companies provide innovative technology. We expect that our competitors will continue to improve the design and performance of their existing products and processes. We also expect them to introduce new products and processes with better performance and pricing. We cannot guarantee that we will continue to compete effectively in the United States or elsewhere. We may be unable to continue to invest in marketing, research and development and engineering at the levels we believe necessary to maintain our competitive position. Our failure to make these investments could have a significant negative impact on our business, operating results and financial condition.
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
     Our business depends on our ability to supply equipment, services and related products that meet the rapidly changing requirements of our customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers. Significant interruptions of manufacturing operations or the delivery of services could result in delayed deliveries to our customers, manufacturing inefficiencies, increased costs or order cancellations as a result of:
•	the failure or inability of suppliers to timely deliver quality parts;

•	the inability to hire and retain technically skilled labor;

•	volatility in the availability and cost of materials;

•	difficulties or delays in obtaining required export approvals;

•	information technology or infrastructure failures;

•	difficulties related to planning or effecting business process changes;

•	natural disasters (such as earthquakes, floods or storms); or

•	other causes (such as regional economic downturns, pandemics, political instability, terrorism or acts of war).
     Moreover, if actual demand for our products is different than expected, we may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. Any or all of these factors could materially and adversely affect our business, financial condition and results of operations.
Our backlog may not result in future net sales.
     We schedule the production of our systems based in part upon order backlog. Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. In addition, while we evaluate each customer order on a case by case basis to determine qualification for inclusion in backlog, there can be no assurance that amounts included in backlog ultimately will result in future sales. A reduction in backlog during any particular period, or the failure of our backlog to result in future sales, could harm our business and operating results.

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
     Our operating expense levels are based in significant part on our headcount, which generally is driven by longer-term revenue goals. For a variety of reasons, particularly the high cost and disruption of lay-offs and the costs of recruiting and training, our headcount in the short-term is, to a large extent, fixed. Accordingly, we may be unable to reduce employment costs in a timely manner to compensate for any unexpected shortfall in revenue or gross margin, which could have a material adverse effect on our operating results.
Because the development and protection of our intellectual property is important to our success, the loss or diminution of our intellectual property rights could adversely affect our business.
     We attempt to protect our intellectual property rights through patents, copyrights, trade secrets, and other measures. However, we believe that our financial performance will depend more upon the innovation, technological expertise, and marketing abilities of our employees than on such protection. In connection with our intellectual property rights, we face the following risks:
•	our pending patent applications may not be issued or may be issued with more narrow claims;

•	patents issued to us may be challenged, invalidated, or circumvented;

•	rights granted under issued patents may not provide competitive advantages to us;

•	foreign laws may not protect our intellectual property rights;

•	others may independently develop similar products, duplicate our products, or design around our patents; and

•	employees and others with whom we have confidentiality agreements may breach these agreements and we may not have adequate remedies in connection with any such breach.
     As is typical in the semiconductor industry, we occasionally receive notices from others alleging infringement claims and we also consider seeking claims against others. We have been involved in patent infringement litigation in the past and we could become involved in similar lawsuits or other patent infringement claims in the future. We cannot guarantee the outcome of such lawsuits or claims, which may have a significant negative effect on our business or operating results.
We are exposed to various risks related to legal proceedings or claims.
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

     There has and continues to be substantial litigation regarding patent and other intellectual property rights in the microelectronics industry. Commercialization of new products or further commercialization of our products could provoke claims of infringement by third parties. In the future, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to defend us against claimed infringement of the rights of others and to determine the scope and validity of our proprietary rights. Any such litigation could result in substantial costs and diversion of our effort, which alone could have a material adverse impact on our financial condition and operating results. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling one or more products, any of which could have a material adverse effect on our financial condition and results of operations.
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
We may raise additional capital in the future through the issuance of equity securities, which may result in dilution to existing shareholders.
     In order to expand our business, we may consider offering and issuing additional equity or equity-based securities. Holders of our securities may experience a dilution in the net tangible book value per share held by them and a reduction in their percentage of ownership if this occurs.

Future acquisitions may dilute our shareholders’ ownership interests and have other adverse consequences.
     Because of consolidations in the semiconductor equipment industry we serve and other competitive factors, our management may seek to acquire additional product lines, technologies, and businesses if suitable opportunities develop. Acquisitions may result in the issuance of our stock, which may dilute our shareholders’ ownership interests and reduce earnings per share. Acquisitions also may increase debt levels and the related goodwill and other intangible assets, which could have a significant negative effect on our financial condition and operating results. In addition, acquisitions involve numerous risks, including:
•	difficulties in absorbing the new business, product line, or technology;

•	diversion of management’s attention from other business concerns;

•	entering new markets in which we have little or no experience; and

•	ssible loss of key employees of the acquired business. Inser
Because of the volatility of our stock price, the ability to trade shares of our common stock may be adversely affected and our ability to raise capital through future equity financing may be reduced.
     Our stock price has been volatile in the past and may continue to be so in the future. In the first nine months of fiscal 2010, our stock price ranged from $0.83 to $4.56 per share. In fiscal 2009, our stock price ranged from $0.20 to $1.21 per share. In fiscal 2008, our stock price ranged from $1.08 to $2.73 per share and in fiscal 2007, our stock price ranged from $2.13 to $6.90 per share.
     The trading price of our common shares is subject to wide fluctuations in response to various factors, some of which are beyond our control, including, but not limited to, factors discussed elsewhere in this prospectus supplement, and the following:
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
     While our stock price has recently exceeded $3.00 per share, our stock price traded below $1.00 during fiscal 2009. If, in the future, the bid price falls below $1.00 for 30 consecutive business days, we could receive notice from the NASDAQ Global Market stating that the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market under Marketplace Rule 4310(c)(4). Under NASDAQ Marketplace Rule 4310(c)(8)(D), we would then have 180 calendar days to regain compliance. If at any time after receiving the notice, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the NASDAQ Global Market would notify us that we have achieved compliance with the minimum bid price rule. However, if we did not regain compliance with the minimum bid price rule within the 180 calendar days, the NASDAQ Global Market would determine whether we met the initial listing criteria for the NASDAQ Global Market other than the bid price requirement. If we met such criteria, we would be afforded an additional 180 calendar days in order to regain compliance with the minimum bid price rule.
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
     In the past, our operating results have fluctuated from quarter to quarter and are likely to do so in the future. These fluctuations may have a significant impact on our stock price. The reasons for the fluctuations in our operating results, such as sales, gross profits, and net loss, include:
•	The Timing of Significant Customer Orders and Customer Spending Patterns. Our customers may ask us to delay or even cancel the shipment of equipment orders. Delays and cancellations may adversely affect our operating results in any particular quarter if we are unable to recognize revenue for particular sales in the quarter in which we expected the revenue on those sales to be recognized.

•	The Timing of Customer Acceptances. Based on our revenue recognition policy, revenue related to certain shipments to customers is not recognized until customer acceptance. Delays of customer acceptances may adversely affect our operating results in any particular quarter if we are unable to recognize revenue for particular sales in the quarter in which we expected those sales.

•	The Timing of New Product and Service Announcements By Us or Our Competitors. New product announcements by us or our competitors could cause our customers to delay a purchase or to decide to purchase products of one of our competitors which would adversely affect our revenue and, therefore, our results of operations. New product announcements by others may make it necessary for us to reduce prices on our products or offer more service options, which could adversely impact operating margins and net income.

•	The Mix of Products Sold and the Market Acceptance of Our New Product Lines. The mix of products we sell varies from period to period, and because margins vary among or within different product lines, this can adversely affect our results of operations. If we fail to sell products that generate higher margins, our average gross margins may be lower than expected. If we fail to sell our new product lines, our revenue may be lower than expected.

•	General Global Economic Conditions or Economic Conditions in a Particular Region. When economic conditions in a region or worldwide worsen, customers may delay or cancel their orders. There also may be an increase in the time it takes to collect payment from our customers or even outright payment defaults. This can negatively affect our cash flow from operations and our operating results.
     As a result of these factors, our future operating results are difficult to predict. Further, we base our current and future expense plans in significant part on our expectations of our longer-term future revenue. We expect our expense levels to be relatively fixed in the short-term. An unanticipated decline in revenue for a particular quarter may disproportionately affect our net income in that quarter. If our revenue is below our projections, then our operating results will also be below expectations. Any one of the factors we list above, or a combination of them, could adversely affect our quarterly results of operations, and consequently may cause a decline in our stock price.
Our restated articles of incorporation, as amended, our restated by-laws and Minnesota law make a takeover of our company more difficult and expensive, which may prevent certain changes in control and limit the market price of our common stock.
     Our restated articles of incorporation, as amended, our restated by-laws and Minnesota law make a takeover of our company more difficult and expensive, which may prevent certain changes in control and limit the market price of our common stock. Our restated articles of incorporation, as amended, our restated by-laws and Section 302A.673 of the Minnesota Business Corporation Act contain provisions that might enable our management to resist a takeover of our company. Provisions in our amended and restated articles of incorporation, as amended, and restated by-laws may discourage, delay or prevent a merger or acquisition involving us that our shareholders may consider favorable. For example, our authorized but unissued shares of common stock and preferred stock are available for future issuances without shareholder approval, subject to any limitations imposed by the NASDAQ Global Market. Our board of directors may set the rights, preferences and terms of new preferred stock, without shareholder approval. With these rights and preferences, it could be more difficult for a third party to acquire us. In addition, our restated articles of incorporation, as amended, provide for a staggered board of directors, with directors serving for three-year terms, with approximately one-third of the directors coming up for re-election each year. Having a staggered board will make it more difficult for a third party to obtain control of our board of directors through a proxy contest, which may be a necessary step in any acquisition of us that is not favored by our board of directors.
Our management has broad discretion in allocating any net proceeds from the sale of securities.
     We reserve the right to use any funds obtained from the sale of our securities in any manner which our management deems to be in our best interests and in the best interests of our shareholders in order to address changed circumstances or seek out new opportunities. As a result of the foregoing, our success will be substantially dependent upon the discretion and judgment of management with respect to the application and allocation of the net proceeds from any offering of our securities. Investors in any equity securities offered will be entrusting their funds to our management, upon whose judgment and discretion the investors must depend.

We do not intend to pay dividends.
     We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
                  None

ITEM 3.	Defaults upon Senior Securities
                  None

ITEM 5.	Other Information
                  None.

ITEM 6.	Exhibits
     (a) Exhibits

3.1	Restated Articles of Incorporation of the Company. (1)

3.2	Restated By-Laws. (1)

3.3	Articles of Amendment of Restated Articles of Incorporation. (1)

10.1	Incentive Compensation Plan. (filed herewith)

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed with the SEC on March 30, 2010 and incorporated by reference.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FSI INTERNATIONAL, INC. [Registrant]
By:	/s/ Patricia M. Hollister
Patricia M. Hollister
Chief Financial Officer on behalf of the Registrant and as Principal Financial and Accounting Officer

DATE: July 1, 2010

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing
3.1	Restated Articles of Incorporation of the Company. (1)	Incorporated by reference.

3.2	Restated By-Laws. (1)	Incorporated by reference.

3.3	Articles of Amendment of Restated Articles of Incorporation. (1)	Incorporated by reference.

10.1	Incentive Compensation Plan.	Filed herewith.

31.1	Certification by Principal Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed with the SEC on March 30, 2010 and incorporated by reference.