Form 10-K
period 2010-08-28
FSI INTERNATIONAL INC
filed 2010-11-03
CIK 841692

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 28, 2010
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
None

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐     No ☑

Indicate by a check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by a checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of theAct).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price on February 26, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Market, was approximately $89,808,000. Shares of common stock held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This amount is provided only for purposes of this report on Form 10-K and does not represent an admission by the Registrant or any such person as to the status of such person.

As of October 28, 2010, the Registrant had issued and outstanding 38,544,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on January 19, 2011 and to be filed within 120 days after the Registrant’s fiscal year ended August 28, 2010, are incorporated by reference into Part III of this Form 10-K Report. (The Audit and Finance Committee Report and the Compensation Committee Report of the Registrant’s proxy statement are expressly not incorporated by reference herein.)

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

The Gartner Reports described in this document (the “Gartner Reports”) represent data, research opinions or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (“Gartner”), a leading semiconductor equipment industry group, and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this document) and the opinions expressed in the Gartner Reports are subject to change without notice.

ITEM 1.	BUSINESS

The Company

FSI International, Inc., a Minnesota corporation organized in 1973 (“FSI”, the “Company”, “we”, “us”), designs, manufactures, markets and supports equipment used in the fabrication of microelectronics, such as advanced semiconductor devices. In fiscal 2010, we provided surface conditioning technology solutions and microlithography systems and support services to worldwide manufacturers of integrated circuits. FSI manufactures, markets and supports surface conditioning equipment that uses wet, cryogenic and other chemistry techniques to clean, strip or etch the surfaces of silicon wafers and supplies refurbished microlithography products that are used to deposit and develop light sensitive films. FSI’s business is supported by service groups that provide finance, human resources, information services, sales and service, marketing and other administrative functions.

FSI directly sells and services its products in North America, Europe, and the Asia Pacific region, except for Japan. In Japan, FSI products are sold and serviced through Apprecia Technology, Inc. (“Apprecia”) (formerly known as m•FSI LTD), a company in which FSI maintains a 20 percent equity ownership.

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

Our business depends upon the microelectronics manufacturers’ capital equipment expenditures. Manufacturers’ expenditures in turn depend on the current and anticipated market demand for products that use microelectronic devices. The microelectronics industry is cyclical in nature and experiences periodic downturns. Microelectronics manufacturers require equipment suppliers to take an increasingly active role in meeting the manufacturers’ technology development and capital productivity requirements. Equipment suppliers satisfy this requirement by developing and supporting products and processes required to address the new trends in microelectronics manufacturing. These trends include development of smaller geometries, transition to new materials, migration to larger wafers and wafer level packaging (the technology of packaging an integrated circuit at wafer level).

As estimated by Gartner in September 2010, purchases of semiconductor equipment by microelectronics manufacturers totaled $17 billion in calendar 2009. Based upon the Gartner forecast in September 2010, spending on semiconductor equipment is expected to increase by 122% to $37 billion in calendar 2010 and by 5% from calendar 2010 to $39 billion in calendar 2011.*

Products

The sales mix between system sales and spare parts and service sales has varied from year to year. The following table sets forth, for the periods indicated, the amount of revenues and approximate percentages of our total revenues for systems and spare parts and service:

	Fiscal Year Ended
	August 28,		August 29,		August 30,
	2010		2009		2008
	(Dollars in thousands)

Systems	$63,557	69.9%	$32,879	65.1%	$51,365	65.6%
Spare parts and service	27,428	30.1%	17,605	34.9%	26,891	34.4%

	$90,985	100.0%	$50,484	100.0%	$78,256	100.0%

Systems

FSI surface conditioning (“SC”) systems perform etching and cleaning operations for:

•	front-end-of-line (“FEOL”) fabrication steps, where integrated circuits or transistors are formed in and on the substrate during the manufacturing process;

•	back-end-of-line (“BEOL”) fabrication steps, where metal wiring levels are formed on the surface of the wafer and are connected to the transistors; and

•	wafer-level packaging surface preparation, including cleaning, etching and stripping functions necessary to fabricate solder bumps or other terminal structures needed to connect the chip to the circuit board.

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

Our batch spray systems achieve state-of-the-art performance and are well suited for applications that require removal of high levels of contamination, such as implanted photoresist and unreacted salicide metal. Through efficient mixing and use of chemicals and water packaged in a small product footprint, customers may realize lower operational costs using our batch spray systems than with competing systems. ZETA systems are differentiated from our competition in that they dispense fresh chemicals during wafer processing as compared to wet bench systems that may use recirculated chemicals. Fresh chemical dispense leads to the lowest possible surface contamination levels, which is critical in the fabrication of advanced devices.

The ZETA System is a fully-automated batch spray processor currently available in configurations for both 200 and 300mm wafers. The ZETA system’s advanced process controls, process capability and automation are ideal for leading technology nodes, particularly from 90 nanometers (“nm”) to 32nm and below. Our ZETA products provide a reliable, automated environment to move wafers to and from the process chamber. This tool’s multi-chemical flow system allows for a wide range of chemical blend ratios. The system is also available in a lower cost semi-automated configuration capable of processing 150 or 200mm wafers.

Offered on ZETA and ORION® systems, our ViPRtm technology provides the industry with an all-wet non-ashing implanted resist strip process. Ashing is a method of stripping photoresist using an excited gas such as oxygen plasma, ozone or hydrogen-containing plasma. Ashing can cause surface damage and undesired material loss. ViPR provides a non-ashing alternative stripping methodology by raising the process chemistry temperature and reactivity higher than the traditional processes. The ViPR process is accomplished through FSI’s patented steam injection chemistry.

In 2008, ViPR technology was expanded to include stripping of unreacted metals for metal silicide process steps, most notably the nickel platinum silicide process which traditionally used hazardous aqua regia chemistry. Aqua regia (a mixture of nitric acid and hydrochloric acid) is also known to attack nickel platinum silicide degrading 45 and 32nm device performance. ViPR has demonstrated its ability to efficiently strip the unreacted metals without attacking the silicide layer.

The MERCURY® System is a semi-automated batch spray processor designed for wafer sizes up to 200mm in diameter and process technologies through the 90nm node. The system has been widely adopted by the IC manufacturing industry, with nearly 1,000 systems shipped to customers since its introduction in 1989. MERCURY systems provide the benefits of high performance cleaning, etching and stripping with the added advantage of low capital cost and low cost of ownership and a small footprint.

Single Wafer Cleaning Systems.  Our newest platform, the ORION Single Wafer Cleaning System, is for cleaning 300mm semiconductor wafers in a closed chamber, single wafer environment. The ORION platform uses FSI’s core technologies, including ViPRtm technology, in-line chemical blending, energetic aerosol chemical and water delivery, recipe driven process flexibility and closed chamber environmental control. Its small footprint modular design has the flexibility to enable clustering of different chamber types and the extendibility to add modules to increase maximum throughput. In addition to offering a highly productive and space efficient cleaning solution, the system’s unique closed chamber permits control of the environment in which the wafer is processed. Benefits include elimination of water marks, reduction of oxidation and related material loss, prevention of galvanic corrosion of metal film stacks, and the use of our proprietary ViPR technology to strip implanted photoresist and salicide metal residues.

Since its introduction in 2008, ORION systems have proven their ability to enable BEOL copper / low-k interconnect cleans and have been accepted for 45nm and 32nm manufacturing. ORION systems are also currently being used in 22nm development activities.

CryoKinetic Processing Systems.  Our ANTARES® CryoKinetic Cleaning System is a fully automated, single wafer cleaning platform designed for 200 and 300mm wafers. CryoKinetic cleaning is a physical energy transfer process used to remove non- chemically bonded particles from the surface of a microelectronic device. These systems offer a field-proven history of removing surface particle defects and improving customer yields. The ANTARES system uses an all-dry non-chemically reactive method for removing defects from all surface types from the beginning to the end of the device manufacturing process. Of particular benefit to our customers is its inherent compatibility with new device materials and increasingly smaller device features.

CryoKinetic clean technology allows our customers to insert particle removal steps in the manufacturing line where previous or traditional wet cleaning and scrubber methods have been phased out due to their incompatibility with new materials and their propensity to cause watermark residue and surface charge defects. Implementing the CryoKinetic clean technology allows our customers to recover yield that would normally be lost where traditional approaches cannot be used, such as after in-line electrical testing of wafers. In-line testing creates debris on the wafer surface that cannot be removed with traditional cleaning methods due to the sensitivity of the exposed materials (copper and low-k dielectrics). The ANTARES system can eliminate defects created by in-line electrical probing so IC makers can collect electrical test data without scrapping wafers.

We believe the technical capabilities of the ANTARES system extend beyond current technology nodes and may result in increased customer acceptance due to the limitations of wet scrubbing methods.*

Immersion Processing Systems.  Immersion cleaning systems are used to clean silicon wafers by immersing wafers in multiple tanks filled with process chemicals. These systems enable the implementation of high performance isopropyl alcohol (“IPA”) assisted drying to meet the critical cleaning requirements for 90, 65, and 45nm technology nodes. Our MAGELLAN® Immersion Cleaning System is a fully automated immersion cleaning product designed for either 200 or 300mm wafers at advanced technology nodes and is capable of multiple cleans, including critical clean, resist strip and etch. We believe this system compares favorably to competing systems through its process performance, flexibility, extendibility, and rapid cycle time in a footprint that is smaller than the leading competition when configured for specific applications. The MAGELLAN Immersion Cleaning System incorporates a portfolio of exclusive intellectual property, including our Surface Tension Gradient (STG®) rinse/dry technology, SymFlow® etch technology, ozone oxide re-growth technology, and narrow-gate-compatible MegaLenstm Acoustic Diffuser megasonic cleaning technology. The MAGELLAN System is qualified for several processes including FEOL critical clean, FEOL photoresist strip and post-ash clean, as well as oxide etch and nitride etch.

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

Backlog and Seasonality

Our backlog consists of customer purchase orders with delivery dates within the next 12 months. Our backlog was $16.0 million at fiscal 2010 year-end and $7.9 million at fiscal 2009 year-end. Approximately 46% of our backlog at fiscal 2010 year-end was comprised of orders from two customers. Approximately 71% of our backlog at fiscal 2009 year-end was comprised of orders from two other customers. All orders are subject to cancellation by the customer and in some cases a penalty provision could apply to a cancellation.

In fiscal 2010 and 2009, no significant purchase orders were canceled. Because of the timing and relative size of certain orders we receive and possible changes in delivery schedules and order cancellations, our backlog can vary from time to time so that backlog as of any particular date is not necessarily indicative of actual sales for any subsequent period. Our business is cyclical but is not seasonal to any significant extent.

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

We maintain an 8,000-square-foot, state-of-the-art demonstration and process development laboratory for our SC business at our Chaska, Minnesota facility. In addition, we lease 6,000 square feet of laboratory and office space in Allen, Texas for demonstration of our POLARIS resist processing products.

Expenditures for research and development, which are expensed as incurred, during fiscal 2010 were approximately $12.7 million, representing 14.0% of total sales. Expenditures for research and development during fiscal 2009 were approximately $14.7 million, representing 29.1% of total sales, and expenditures for research and development during fiscal 2008 were approximately $19.0 million, representing 24.2% of total sales.

We expect to continue to make substantial investments in research and development.* We also recognize the importance of managing product transitions successfully, as the introduction of new products could adversely affect sales of existing products.

Marketing, Sales and Support

We market our products worldwide to manufacturers of microelectronic devices. Our marketing and sales efforts are focused on building long-term collaborative relationships with our customers. These efforts are supported by marketing, sales, and service personnel, along with applications engineers. Our worldwide teams work collaboratively with individual IC manufacturers, in FSI process laboratories and at customer sites, to integrate FSI developed products and process innovations into customer process flows and optimize them according to customer priorities.

During fiscal 2010, we directly sold and serviced our products in North America, Europe and the Asia Pacific region, and through Apprecia in Japan.

By providing a full portfolio of direct support services, we are able to develop stronger customer relationships and our customers continue to show greater interest in expanding beyond their current use of our traditional spray cleaning technologies to include new FEOL and BEOL applications for batch and single wafer spray, as well as employing our advanced immersion and CryoKinetic technologies. Our increased responsiveness on the local level has resulted in closer working relationships with IC makers throughout the world for 65nm production and 45nm, 32nm and 22nm development projects.

Manufacturing, Raw Materials and Suppliers

We maintain manufacturing facilities in Chaska, Minnesota and Allen, Texas. We typically assemble our products and systems from components and prefabricated parts manufactured and supplied by others, including process controllers, robots, integrated circuits, power supplies, stainless steel pressure vessels, chamber bowls, valves and relays. Certain items manufactured by third parties are custom-made to our specifications. Typically, final assembly and systems tests are performed by our manufacturing personnel. Quality control is maintained through quality assurance programs with suppliers, incoming inspection of components, in-process inspection during equipment assembly, and final inspection and operation of manufactured equipment prior to shipment. We have a company-wide quality program in place, utilizing many of the key processes developed when we received ISO 9001 certification in 1994, ISO 9000:2000 certification in 2003 and ISO 14001:2004 certification in 2003 (which certifications expired in November 2008 with respect to ISO 9001 and ISO 9000:2000, and April 2009 with respect to ISO 14001:2004, when we decided to stop paying the required maintenance fee).

Certain components and subassemblies included in our products are obtained from a single supplier or a limited group of suppliers to ensure overall quality and delivery timeliness. We purchased approximately 23% of our fiscal 2010, approximately 25% of our fiscal 2009 and approximately 23% of our fiscal 2008 inventory purchases from two suppliers. Although we seek to reduce dependence on sole and limited-source suppliers, disruption or termination of certain of our inventory sources could have a temporary adverse effect on our operations. We believe that alternative sources could be obtained and qualified to supply these products, if necessary, but that production delays would likely occur in some cases.* Further, a prolonged inability to obtain certain components could have an adverse effect on our operating results, delay scheduled deliveries and damage our customer relationships.*

Competition

The semiconductor equipment industry is very competitive and marked by continuous technological challenges. Significant competitive factors in the equipment market include system price, which encompasses total cost of ownership, quality, process performance, reliability, flexibility, extendibility, process or tool of record, and customer support.

Many of our established competitors have greater financial, engineering, research, development, manufacturing, marketing, service and support resources. To remain competitive, we must invest in research and development, marketing, customer service and support programs, and also manage our operating expenses. We cannot ensure that we will have sufficient resources to continue to make these investments or that our products will continue to be viewed as competitive as a result of technological advances by existing or new competitors or due to changes in semiconductor technology.

Our products compete with, among others, the products of DaiNippon Screen Manufacturing Co. Ltd., Lam Research, SEMES Co. LTD, Tokyo Electron Ltd. and several smaller companies. In addition, we compete with various small equipment refurbishment, equipment maintenance and spare parts providers.

Customers

We sell products from one or more of our product lines to most major microelectronics manufacturers. We have an extensive history of sales to several of the largest IC manufacturers and over 100 active customers worldwide. The following customers each accounted for 10% or more of our total sales in one or more of fiscal 2010, 2009 and 2008:

Customer	Fiscal 2010	Fiscal 2009	Fiscal 2008

Samsung Electronics	32%	34%	19%
Hynix Semiconductor, Inc.	11%	◆	◆
ST Microelectronics	◆	◆	12%

◆	Customer accounted for less than 10% of our total sales during the fiscal year.

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

Under the distribution agreement entered into on May 15, 2007 with Apprecia, Apprecia has exclusive distribution rights for five years with respect to our SC products in Japan. Prior to its expiration, the distribution agreement with Apprecia may be terminated only upon the occurrence of certain events or conditions or as otherwise mutually agreed. Starting in fiscal 2009, Apprecia was subject to a minimum purchase obligation. Apprecia did not achieve the minimum purchase obligation in fiscal 2010 or fiscal 2009, and therefore, we have the right to terminate the agreement in accordance with its terms and conditions. We are not currently electing to terminate the agreement; however, we may elect to do so in the future if subsequent purchase obligations are not met.

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

In the normal course of business, we occasionally receive and make inquiries about possible patent infringement. In dealing with such inquiries, it may be necessary or useful for us to obtain or grant licenses or other rights. However, we cannot ensure that such license rights will be available to us on commercially reasonable terms, or even at all. The inability to obtain certain license or other rights, or to obtain such licenses or rights on favorable terms, or the need to engage in litigation could have a material adverse effect on us.

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

As of August 28, 2010, we had 65 U.S. patents. Expiration dates for these patents range from September 2012 to February 2027. In addition, we have 17 pending U.S. patent applications in various stages of the patent examination process.

Employees

As of August 29, 2010, we had 293 full and part-time employees. Competition for highly skilled employees is intense. We believe that our future success depends upon our continued ability to retain and attract qualified employees. We are not subject to any collective bargaining agreements in the United States and have never been subject to a work stoppage. We are subject to collective bargaining agreements in Italy and France covering approximately 12 employees. We have never been subject to a work stoppage in Italy or France.

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

International sales accounted for approximately 64% of total sales in fiscal 2010, 71% of total sales in fiscal 2009, and 76% of total sales in fiscal 2008. Additional information on our international sales for each of the last three fiscal years is disclosed in Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

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

Financial markets in the United States, Europe and Asia have experienced extreme disruption in the past, including, among other things, volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. These conditions have had a significant adverse impact on our industry and financial condition and results of operations. Further changes in the global economy could lead to challenges in our business and negatively impact our financial condition and results of operations. A tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likely duration and severity of any disruption in financial markets and adverse economic conditions and the effects they may have on our business and financial condition. Uncertain economic conditions could materially and adversely affect our business, financial condition and results of operations.

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

We have, and expect to continue to have, significant working capital needs.

We have and expect to continue to have substantial capital expenditure and working capital needs. We do not have any revolving line of credit or other form of debt financing. In the future, if more cash is needed to fund operations than expected, we encounter unanticipated problems or expenses in our business, or we decide to make an investment in, or acquire, businesses, products or technologies, we may need to take additional cash-generating actions. Such actions may include the establishment of a financing facility or the sale of equity or debt securities. Depending on market conditions, it could be difficult for us to raise the additional cash needed without incurring significant dilution to our existing shareholders or agreeing to significant restrictions on our ability to operate as currently planned.

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

System sales constitute a significant portion of our total revenue. Our systems are priced from approximately $500,000 to up to $5 million per unit, and our revenues in any given quarter are dependent upon a rather limited number of such systems. As a result, the inability to recognize revenue on even a few systems can cause a significant adverse impact on our revenues for that quarter.

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

We believe that our growth prospects depend upon our ability to gain customer acceptance of our products and technology, particularly newly developed products, such as our ORION® Single Wafer Cleaning System. Market acceptance of products depends upon numerous factors, including:

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

We depend and expect to continue to depend on a limited number of customers for a large portion of our business, and if our significant customers reduce, delay, or cancel orders, then our operating results could suffer. Our largest customers have changed from year to year, however, sales to our top five customers accounted for approximately 63% of total revenues in fiscal 2010, 55% of total revenues in fiscal 2009 and 51% of total revenues in fiscal 2008. Samsung Electronics accounted for approximately 32% of our total revenues in fiscal 2010, approximately 34% of our total revenues in fiscal 2009 and 19% of our total revenues in fiscal 2008. Hynix accounted for approximately 11% of our total revenues in fiscal 2010. ST Microelectronics accounted for approximately 12% of our total revenues in fiscal 2008. We currently have no long-term sales commitments with any of our customers. Instead, we generally make sales under purchase orders. All orders are subject to cancellation or delay by the customer.

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

In October 2009, we entered into a settlement agreement with the Office of Export Enforcement, for $450,000. We paid $5,000 per month for ten months beginning in November 2009. The remaining $400,000 owed under the settlement was suspended for 12 months. The 12-month suspension period expired October 29, 2010, and we expect to be released from further payments, including the suspended $400,000.

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

Our investment portfolio includes auction rate securities (“ARS”). The ARS we currently hold have contractual maturities between 25 to 33 years. ARS are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations. The interest rates of our ARS are reset every 28 days through an auction process and at the end of each reset period, investors can sell or continue to hold the securities at par.

The $3.8 million par value ARS we hold are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all ARS held by us are rated by the major independent rating agencies and carry investment grade ratings and have not experienced any payment defaults.

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

Almost all of our direct international sales are denominated in U.S. dollars. Nonetheless, changes in demand caused by fluctuations in interest and currency exchange rates may affect our international sales. We have direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region, and accordingly, we incur labor, service and other expenses in foreign currencies. As of August 28, 2010, we had not entered into any hedging activities and our foreign currency transaction gains and losses for fiscal 2010 were insignificant. We intend to evaluate various hedging activities and other options to minimize fluctuations in foreign currency exchange rates. There is no assurance that we will be successful in minimizing foreign exchange rate risks and such failure may reduce our international sales or negatively impact our operating results.

Because of the need to meet and comply with numerous foreign regulations and policies, the potential for change in the political and economic environments in foreign jurisdictions and the difficulty of managing business overseas, we may not be able to sustain our historical level of international sales.

We operate in a global market. In fiscal 2010, approximately 64% of our sales revenue derived from sales outside of the United States. In fiscal 2009, approximately 71% of our sales revenue derived from sales outside the United States. In fiscal 2008, approximately 76% of our sales revenue derived from sales outside the United States. We expect that international sales will continue to represent a significant portion of total sales.* Sales to customers outside the United States involve a number of risks, including the following:

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

As is typical in the semiconductor industry, we occasionally receive notices from others alleging infringement claims, and we also consider seeking claims against others. We have been involved in patent infringement litigation in the past and we could become involved in similar lawsuits or other patent infringement claims in the future. We cannot guarantee the outcome of such lawsuits or claims, which may have a significant negative effect on our business or operating results.

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

Our stock price has been volatile in the past and may continue to be so in the future. In fiscal 2010, our stock price ranged from $0.83 to $5.17 per share. In fiscal 2009, our stock price ranged from $0.20 to $1.21 per share and in fiscal 2008, our stock price ranged from $1.08 to $2.73 per share.

The trading price of our common shares is subject to wide fluctuations in response to various factors, some of which are beyond our control, including, but not limited to, factors discussed elsewhere in this report, and the following:

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

While our stock price has exceeded $1.00 per share during fiscal 2010, our stock price traded below $1.00 during fiscal 2009. If, in the future, the bid price falls below $1.00 for 30 consecutive business days, we could receive notice from the NASDAQ Global Market stating that the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market under Marketplace Rule 4310(c)(4). Under NASDAQ Marketplace Rule 4310(c)(8)(D), we would then have 180 calendar days to regain compliance. If at any time after receiving the notice, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the NASDAQ Global Market would notify us that we have achieved compliance with the minimum bid price rule. However, if we did not regain compliance with the minimum bid price rule within the 180 calendar days, the NASDAQ Global Market would determine whether we met the initial listing criteria for the NASDAQ Global Market other than the bid price requirement. If we met such criteria, we would be afforded an additional 180 calendar days in order to regain compliance with the minimum bid price rule.

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

As a result of these factors, our future operating results are difficult to predict. Further, we base our current and future expense plans in significant part on our expectations of our longer-term future revenue. We expect our expense levels to be relatively fixed in the short term. An unanticipated decline in revenue for a particular quarter may disproportionately affect our net income in that quarter. If our revenue is below our projections, then our operating results will also be below expectations. Any one of the factors we list above, or a combination of them, could adversely affect our quarterly results of operations, and consequently may cause a decline in our stock price.

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

We also maintain small leased sales and service offices throughout Europe and Asia near our customer locations.

ITEM 3.	LEGAL PROCEEDINGS

We are not subject to any material pending legal proceedings.

ITEM 4.	REMOVED AND RESERVED

ITEM 4A.	EXECUTIVE OFFICERS OF THE COMPANY

The executive officers are elected by the board of directors, generally for a term of one year, and serve until their successor is elected and qualified. The following table and discussion contains information regarding our current executive officers.

Name	Age	Position

John C. Ely(1)	51	Vice President, Global Sales, Marketing and Service
Patricia M. Hollister(2)	50	Chief Financial Officer and Assistant Secretary
Donald S. Mitchell(3)	55	Chairman and Chief Executive Officer
Benno G. Sand(4)	56	Executive Vice President, Business Development and Investor Relations and Secretary

(1)	John Ely was named Vice President of Global Sales, Marketing and Service in March 2009. He previously served as Executive Vice President of Global Sales and Service from May 2003 to March 2009. Mr. Ely was the Executive Vice President; President, of our SC Division from August 2000 to June 2003. Mr. Ely was the SC Division’s Sales/ Marketing/Applications Manager from 1997 to 2000; General Manager from 1995 to 1997; Product Specialist/Product Manager from 1989 to 1995; and in direct sales from 1985 to 1989. Prior to joining FSI, Mr. Ely was in sales and served as the Western Territory Manager of Galtek, a subsidiary of Entegris, Inc. Mr. Ely is a director of SCD Mountain View, Inc., one of our subsidiaries.

(2)	Patricia Hollister has served as Chief Financial Officer since January 1998 and as Assistant Secretary since January 2000. She was our Corporate Controller from March 1995 to January 1998. Prior to joining FSI, Ms. Hollister was employed by KPMG LLP in Minneapolis, Minnesota where she served for over 12 years on various audit and consulting engagements, most recently as a Senior Manager. Ms. Hollister is a director of various FSI-owned foreign subsidiaries as well as NVE Corporation.

(3)	Donald Mitchell was named Chief Executive Officer and President of FSI in December 1999, was appointed a director of FSI in March 2000 and became Chairman of the Board of Directors for FSI in January 2002. From its formation in 1998 until December 1999, he was President of Air Products Electronic Chemicals, Inc., a division of Pennsylvania-based Air Products and Chemicals, Inc. From 1991 to 1998, he served as President of Schumacher, a leading global chemical equipment and services supplier to the semiconductor industry. Throughout his career with Schumacher, he held various executive positions, including Vice President of Operations and Vice President of Sales and Marketing. Mr. Mitchell is a director of FSI. Mr. Mitchell served as the 1999/2000 Chairman of the Board of Directors for Semiconductor Equipment and Materials International, a leading global industry trade association and was a member of the Board until July 2005.

(4)	Benno Sand has served as Executive Vice President, Business Development and Investor Relations since January 2000. He has served as Executive Vice President since January 1992 and Secretary since March 2002. Mr. Sand also served as Chief Administrative Officer from January 1998 to December 1999, as Chief Financial Officer from October 1990 to January 1998, and as Vice President of Finance from October 1987 to January 1992. Mr. Sand is a director of various FSI-owned United States and foreign subsidiaries, as well as Apprecia, Sajan, Inc. and Digitiliti, Inc.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Marketsm under the symbol “FSII”. The following table sets forth the highest and lowest daily sale prices, as reported by the NASDAQ Global Market for the fiscal periods indicated:

	2010		2009
	High	Low	High	Low

Fiscal Quarter
First	$2.40	$0.83	$1.21	$0.31
Second	3.47	1.13	0.54	0.25
Third	4.56	2.31	0.55	0.20
Fourth	5.17	2.65	0.99	0.32

There were approximately 450 record holders of our common stock on October 25, 2010.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all earnings for use in our business and do not anticipate paying dividends in the foreseeable future.* Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as are deemed relevant by our board of directors.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The table that follows presents portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The Consolidated Statement of Operations data for the years ended August 28, 2010, August 29, 2009 and August 30, 2008, and the Consolidated Balance Sheet data as of August 28, 2010 and August 29, 2009, are derived from our audited consolidated financial statements, which are included elsewhere in this report. The Consolidated Statements of Operations data for the years ended August 25, 2007 and August 26, 2006 and the Consolidated Balance Sheet data as of August 30, 2008, August 25, 2007 and August 26, 2006 are derived from our audited consolidated financial statements which do not appear in this report.

The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year or fiscal period.

Selected Historical Financial Data

	Fiscal Year Ended
	August 28,	August 29,	August 30,	August 25,	August 26,
	2010(4)	2009(3)	2008(3)	2007(2)(3)	2006(1)
	(In thousands, except per share amounts)

Consolidated Statements of Operations Data:
Sales	$90,985	$50,484	$78,256	$116,233	$113,241
Gross margin	42,918	16,427	32,985	47,123	52,850
Selling, general, and administrative expenses	17,684	19,504	29,012	34,542	36,218
Research and development expenses	12,703	14,674	18,962	24,086	24,321
Operating income (loss)	12,531	(17,751)	(14,989)	(11,505)	(7,689)
Gain on sale of marketable securities/(impairment of investments)	54	110	(353)	(4,088)	(500)
Equity in earnings (losses) of affiliates	—	—	—	27	(274)
Net income (loss)	$13,021	$(17,624)	$(13,639)	$(14,586)	$(7,287)
Income (loss) per share — basic and diluted	$0.39	$(0.57)	$(0.45)	$(0.48)	$(0.24)
Weighted average common shares used in per share calculations — basic	33,301	31,129	30,648	30,413	30,042
Weighted average common shares used in per share calculations — diluted	33,628	31,129	30,648	30,413	30,042
Consolidated Balance Sheets Data:
Total assets	$102,298	$63,685	$87,653	$101,404	$127,544
Total long-term debt	—	—	—	616	—
Stockholders’ equity	82,803	50,657	67,658	80,766	93,972
Dividends	—	—	—	—	—

(1)	During fiscal 2006, we recorded an impairment charge of $0.5 million related to an investment in a Malaysian foundry.

(2)	During fiscal 2007, we recorded an impairment and loss on sale of investment of $4.1 million related to transactions with Apprecia.

(3)	During fiscal 2009, we recorded severance and outplacement costs of $604,000 to cost of goods sold, $1,133,000 to selling, general and administrative expense and $875,000 to research and development expense. During fiscal 2008, we recorded severance and outplacement costs of $142,000 to cost of goods sold, $1,314,000 to selling, general and administrative expense and $536,000 to research and development expense. During fiscal 2007, we recorded severance and outplacement costs of $296,000 to cost of goods sold, $923,000 to selling, general and administrative expense and $592,000 to research and development expense. See Note 15 of the Notes to Consolidated Financial Statements for a discussion of the fiscal 2009 and 2008 severance and outplacement costs.

(4)	During fiscal 2010, we recorded discretionary incentive compensation of $375,000 to cost of goods sold, $1,250,000 to selling, general and administrative expense and $875,000 to research and development expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. If our equipment sales involve sales to our existing customers who have previously accepted the same type(s) of equipment with the same type(s) of specifications, we account for the product sales as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the relative selling price of each deliverable. We recognize the equipment revenue upon shipment and transfer of title. The other multiple elements include installation, service contracts and training. Equipment installation revenue is valued based on estimated service person hours to complete installation and quoted service labor rates and is recognized when the installation has been completed and the equipment has been accepted by the customer. Service contract revenue is determined based on estimated service person hours to complete the service and published or quoted service labor rates and is recognized over the contract period. Training revenue is determined based on quoted training class prices and is recognized when the customers complete the training classes or when a customer-specific training period has expired. The quoted service labor rates and training class prices are rates actually charged and billed to our customers.

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

If we determine that the carrying amount of long-lived assets may not be recoverable, we measure any impairment based on the fair value of the long-lived assets. Net long-lived assets amounted to $13.2 million as of August 28, 2010.

In fiscal 2010, we generated positive cash flows from operations. If our long-term future plans do not yield positive cash flows in excess of the carrying amount of our long-lived assets, we would anticipate possible future impairments of those assets.*

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, and the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates.

Product Warranty

We record a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, releases of new products and other factors. The warranty periods for new equipment manufactured by us generally ranges from six months to two years. Special warranty provisions are also accrued for major rework campaigns. Although management believes the likelihood to be relatively low, claims experience could be materially different from actual results because of the introduction of new, more complex products; competition or other external forces; manufacturing changes that could impact product quality; or as of yet unrecognized defects in products sold.

Warranty provisions and claims for the fiscal years ended August 28, 2010, August 29, 2009, and August 30, 2008 were as follows (in thousands):

	August 28,	August 29,	August 30,
	2010	2009	2008

Beginning balance	$1,702	$2,757	$3,811
Warranty provisions	295	405	1,153
Warranty claims	(870)	(1,460)	(2,207)

Ending balance	$1,127	$1,702	$2,757

During fiscal 2010, we reversed $480,000 of unused prior period warranty accruals associated with improved claims experience.

Inventory Provisions

We record provisions for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these provisions are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives, forecasted sales demand and recoverability. Results could be materially different if demand for our products decreases because of economic or competitive conditions, length of the industry downturn, or if products become obsolete because of technical advancements in the industry or by us. In fiscal 2010 we recorded approximately $2.5 million of additional inventory reserves associated primarily with engineering design changes.

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

A rollforward of the allowance for doubtful accounts for the fiscal years ended August 28, 2010, August 29, 2009 and August 30, 2008 is as follows (in thousands):

	Balance at				Balance
	Beginning		Bad Debt		at End
	of Year	Recoveries	Expense	Write-Offs	of Year

Fiscal year ended August 28, 2010	$125	$(13)	$—	$—	$112
Fiscal year ended August 29, 2009	$128	$(21)	$18	$—	$125
Fiscal year ended August 30, 2008	$196	$(68)	—	$—	$128

We collected $13,000 of receivables in fiscal 2010, $21,000 of receivables in fiscal 2009 and $68,000 of receivables in fiscal 2008 that had previously been written off resulting in credits to selling, general and administrative expenses.

Stock-Based Compensation

We recognize compensation expense for all stock options granted under our stock incentive plan and employee stock purchase plan. We recorded stock compensation expense of $1,444,000 in fiscal 2010, $482,000 in fiscal 2009 and $565,000 in fiscal 2008.

We utilize a Black-Scholes option-pricing model to estimate fair value of each award on the date of grant. The Black-Scholes model requires the input of certain assumptions that involve management judgment. Key assumptions that affect the calculation of fair value include the expected life of stock-based awards and our stock price volatility. Additionally, we expense for only those shares expected to vest. The assumptions used in calculating the fair value of stock-based awards and the forfeiture rate of such awards reflect management’s best estimates. However, circumstances may change and additional data may become available over time, which could result in changes to these assumptions that materially impact the fair value determination of future awards or their estimated rate of forfeiture. If factors change and we use different assumptions in future periods, the compensation expense recorded may differ significantly from the expense recorded in the current period. See Note 10 of Notes to Consolidated Financial Statements for additional information on stock-based compensation.

Income Taxes

Our effective income tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. We have established valuation allowances against the U.S. and non-U.S. net operating losses to reflect the uncertainty of our ability to fully utilize these benefits given the limited carryforward periods permitted by the various jurisdictions. The evaluation of the realizability of our net operating losses requires the use of considerable management judgment to estimate the future taxable income for the various jurisdictions, for which the ultimate amounts and timing of such estimates may differ. The valuation allowance can also be impacted by changes in the tax regulations.

Significant judgment is required in determining our unrecognized tax benefits. We have established accruals using management’s best judgment and adjust these accruals as warranted by changing facts and circumstances. A change in our tax liabilities in any given period could have a significant impact on our results of operations and cash flows for that period.

Industry Update

Based on discussions with many of our manufacturing customers, we believe that the industry factory utilization rates during the first nine months of calendar 2010 remained relatively high, resulting in the need for increased production capacity through equipment upgrades, expansions and technology conversions.

Many of the leading semiconductor manufacturers, including Samsung, TSMC, UMC, Global Foundries, Toshiba, and others are in the process of significant capacity expansion plans, primarily related to an expected increase in unit demand and the requirement for devices that perform at higher technology levels. Several of these customers have stated that the equipping of this capacity will begin during calendar 2011. In addition, we have experienced an increase in the spending levels by manufacturers of lower technology devices during the last two fiscal quarters.

In September 2010, Gartner forecasted that semiconductor revenues would grow 32%, to $300 billion, in calendar 2010, from $228 billion estimated by Gartner for calendar 2009.* Industry analysts, including Gartner, generally expect demand for smart cellular phones, media tablets and LED’s to be key contributors to the expected year-over-year growth. As stated in its September 2010 report, Gartner expects semiconductor revenue to increase 5% to $314 billion in calendar 2011.*

In its September 2010 report, Gartner forecasted that capital equipment spending will increase 122% in calendar 2010 to $37 billion, from the $17 billion level in calendar 2009.* As a comparison, in Gartner’s March 2010 report, they were forecasting 76% year-over-year growth. In its September 2010 report, Gartner stated that it expects capital equipment spending to increase 5% to $39 billion in calendar 2011 and approach $43 billion in calendar 2012.*

Overview

We began fiscal 2010 with a focused list of strategic goals, which included the following:

•	Improving our operating margins through revenue growth and several product cost reduction and efficiency initiatives;

•	Expanding our working capital;

•	Targeting our investments to expand the ORION® single wafer installed base, and

•	Continuing to offer customers our complete portfolio of established surface conditioning products, including ZETA®, and ANTARES® and resist processing systems and support services.

Through fiscal 2009 restructuring and fiscal 2010 cost management, we reduced our annual operating expenses by 11% from the fiscal 2009 level while growing revenues 80%.

In June 2010, we raised $17.6 million in net proceeds from a registered public offering of our common stock. Also, during fiscal 2010, we generated over $9.0 million in cash from operations. As a result, we began fiscal 2011 with approximately $38 million in cash, cash equivalents, restricted cash and marketable securities and no debt.

As of October 2010, we have successfully placed ORION® single wafer cleaning systems at two Asian foundries, one for evaluation and another under a contingent sale contract. Also, we expanded the applications for an evaluation system at an Asian memory producer and gained acceptance for a second ORION system delivered during the year to a U.S. logic supplier. As a result of successful laboratory demonstrations during fiscal 2010, we anticipate placing ORION® systems and several additional customers in fiscal 2011.* In addition, we realized significant year-over-year revenue growth from our established products, including the ZETA® batch cleaning system and ANTARES® single-wafer cryokinetic system, along with spare parts and services.

Results of Operations

Sales Revenue and Shipments

Fiscal 2010 sales revenue increased to $91.0 million as compared to $50.5 million in fiscal 2009. The increase in sales revenue in fiscal 2010 related to an increase in shipments from $47.8 million in fiscal 2009 to $91.1 million in fiscal 2010 associated with improved industry and overall global economic conditions. Fiscal 2009 sales revenue decreased to $50.5 million as compared to $78.3 million in fiscal 2008. The decrease in sales revenue in fiscal 2009 related to the decline in shipments from $77.9 million in fiscal 2008 to $47.8 million in fiscal 2009 associated with industry and global economic conditions.

Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Therefore, depending on timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or due to timing of acceptances, sales revenue may exceed shipments.

International sales were $58.1 million for fiscal 2010, representing 64% of total sales during fiscal 2010, $35.8 million for fiscal 2009, representing 71% of total sales during fiscal 2008, and $59.3 million for fiscal 2008, representing 76% of total sales during fiscal 2008. The increase in fiscal 2010 international sales as compared to fiscal 2009 related to increases in all regions associated with improved industry conditions. The decrease in fiscal 2009 international sales as compared to fiscal 2008 was related to decreases in sales in Europe, Southeast Asia and Japan of $25.9 million, partially offset by an increase of $2.4 million in Korea. See Note 12 of the Notes to Consolidated Financial Statements for additional information regarding our international sales.

We ended fiscal 2010 with a backlog of approximately $16.0 million as compared to $7.9 million at the end of fiscal 2009. Backlog consists of orders with delivery dates within the next 12 months for which a customer purchase order has been received. Because of the timing and relative size of orders and the possibility of cancellations or customer delays, backlog is not necessarily indicative of sales for future periods.

Gross Margin

Our gross profit margin fluctuates due to a number of factors, including the mix of products sold; initial product placement discounts; utilization of manufacturing capacity; and the competitive pricing environment.

Gross margin as a percentage of sales was 47.2% for fiscal 2010 as compared to 32.5% for fiscal 2009 and 42.1% for fiscal 2008. The increase in gross margin from fiscal 2009 to fiscal 2010 was due primarily to improved manufacturing utilization as a result of higher production and shipment levels. The increase was also due to product mix, reduced warranty claims in fiscal 2010 and $0.6 million of severance expense recorded in fiscal 2009. The improvements were partially offset by $375,000 of discretionary incentive compensation expense in fiscal 2010. There was no discretionary incentive compensation expense in fiscal 2009 or fiscal 2008. The decrease in gross margin from fiscal 2008 to fiscal 2009 related primarily to a decrease in utilization of manufacturing capacity in fiscal 2009 as compared to fiscal 2008 related to the decline in shipments from $77.9 million in fiscal 2008 to $47.8 million in fiscal 2009. Severance costs included in cost of sales were $604,000 in fiscal 2009 and $142,000 in fiscal 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $17.7 million, or 19.4% of total sales, in fiscal 2010, as compared to $19.5 million, or 38.6% of total sales, in fiscal 2009 and $29.0 million, or 37.1% of total sales, in fiscal 2008. The decrease in selling, general and administrative expenses in fiscal 2010 as compared to fiscal 2009 and fiscal 2009 as compared to fiscal 2008 related primarily to the cost reduction initiatives associated with reductions in headcount and salary reductions taken in fiscal 2009 and improved service technician utilization rates. Severance costs included in selling, general and administrative expense were $1.1 million in fiscal 2009 and $1.3 million in fiscal 2008. The decrease of selling, general and administrative expenses in fiscal 2010 as compared to fiscal 2009 was partially offset by discretionary incentive compensation expense of $1,250,000 in fiscal 2010 and higher non-cash stock compensation expense of $703,000 in fiscal 2010 compared to $301,000 in fiscal 2009. The higher non-cash stock compensation expense in fiscal 2010 was due to vesting under our employees stock purchase plan and the increase in our stock price. There was no discretionary compensation expense in fiscal 2009 or fiscal 2008.

Research and Development Expenses

Research and development expenses for fiscal 2010 were $12.7 million, or 14.0% of total sales, as compared to $14.7 million, or 29.1% of total sales, in fiscal 2009 and $19.0 million, or 24.2% of total sales, in fiscal 2008. The decrease in fiscal 2010 as compared to fiscal 2009 related primarily to the cost reduction initiatives associated with reductions in headcount and salary reductions taken in fiscal 2009 and $0.9 million of severance cost in fiscal 2009. The decrease was partially offset by discretionary incentive compensation expense of $875,000 in fiscal 2010 and higher non-cash stock compensation expense of $604,000 in fiscal

2010 as compared to $129,000 in fiscal 2009. The higher non-cash stock compensation expense in fiscal 2010 was due to vesting under our employees stock purchase plan and the increase in our stock price. The decrease in fiscal 2009 as compared to fiscal 2008 related primarily to the cost reduction initiatives associated with reductions in headcount and salary reductions taken in fiscal 2009, partially offset by $0.9 million of severance costs in fiscal 2009 as compared to $0.5 million in fiscal 2008. There was no discretionary incentive compensation expense in fiscal 2009 or fiscal 2008. The majority of our research and development resources are focused on broadening the applications capabilities of, and supporting demonstrations and evaluations for, our products, in particular, in our ORION® single wafer and ZETA® ViPRtm programs and product cost reduction efforts.

Gain on Sale of Marketable Securities/(Impairment of Investments)

We recorded a gain on sale of marketable securities of $54,000 in fiscal 2010 and $110,000 in fiscal 2009 associated with ARS redemptions. We recorded an other than temporary impairment of $353,000 in fiscal 2008 associated with our ARS. See further discussion related to ARS transactions at Note 16 of Notes to Consolidated Financial Statements.

Income Tax (Benefit) Expense

We recorded income tax benefit of $63,000 in fiscal 2010, primarily related to the reversal of uncertain tax positions as a result of a lapse of the applicable statue of limitations. We recorded an income tax benefit of $84,000 in fiscal 2009 related primarily to research and development credit utilization in lieu of bonus depreciation and the reversal of uncertain tax positions as a result of a lapse of the applicable statue of limitations. We recorded income tax benefit of $624,000 in fiscal 2008 related to uncertain tax positions that were effectively settled with tax authorities during fiscal 2008, partially offset by state income tax expense and foreign tax expense. As of August 28, 2010 and August 29, 2009, we had $0.4 million and $0.5 million, respectively, of liabilities recorded related to unrecognized tax benefits. Accrued interest and penalties on these unrecognized tax benefits were $0.1 million as of August 28, 2010 and August 29, 2009. We recognize potential interest and penalties related to income tax positions, if any, as a component of provision for income taxes on the Consolidated Statements of Operations. Included in the liability balance as of August 28, 2010 are approximately $0.3 million of unrecognized tax benefits that, if recognized, will affect our effective tax rate.

Our deferred tax assets on the balance sheet as of August 28, 2010 have been fully reserved for with a valuation allowance. We do not expect to reduce our valuation allowance until we are consistently profitable on a quarterly basis.*

We are utilizing approximately $15.6 million of net operating loss for fiscal 2010 federal income tax purposes. We had approximately $171.5 million of net operating losses at August 28, 2010 to be carried forward, which will begin to expire in fiscal 2011 through fiscal 2030, if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization, which limits the amount that we can offset taxable income to approximately $1.4 million per year.

Net Income (Loss)

Net income was $13.0 million in fiscal 2010 as compared to net losses of $17.6 million in fiscal 2009 and $13.6 million in fiscal 2008. Net income in fiscal 2010 as compared to net loss in fiscal 2009 related to increased sales associated with improved industry conditions and cost reduction initiatives. The increase in net loss in fiscal 2009 as compared to fiscal 2008 was primarily due to lower sales and gross margin in fiscal 2009 and higher severance costs in fiscal 2009, partially offset by lower operating expenses.

Liquidity and Capital Resources

Our cash, restricted cash, cash equivalents and marketable securities were approximately $38.3 million as of August 28, 2010, an increase of $26.3 million from the end of fiscal 2009. The net increase was primarily due to $17.6 million net proceeds from a public offering in June 2010 of 6.2 million shares of our common stock, $9.2 million generated from operations and $0.6 million of proceeds from the issuance of other common stock under our stock plans. The increase was net of $0.6 million in capital expenditures.

As of August 28, 2010, we had investments in ARS reported at a fair value of $3.6 million after reflecting a $0.2 million other than temporary impairment against $3.8 million par value. The other than temporary impairment was recorded in fiscal 2008. We value the majority of our ARS using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. However, we value certain ARS based on the price at which the issuer offered to repurchase such ARS in a conditional tender offer we received in October 2008 from the issuer.

The ARS we hold are marketable securities with long-term stated maturities for which the interest rates are reset every 28 days through an auction process. The auctions have historically provided a liquid market for these securities as investors historically could readily sell their investments at auction. Due to the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. During the second quarter of fiscal 2008, we reclassified $8.5 million of ARS from current marketable securities to long-term marketable securities on the Consolidated Balance Sheet due to difficulties encountered at auction and the conditions in the general debt markets, creating uncertainty as to when successful auctions may be reestablished. During the third and fourth quarters of fiscal 2008, $0.8 million of ARS were partially redeemed. An additional $3.0 million were redeemed in fiscal 2009 and $0.9 million were redeemed in fiscal 2010.

All of the ARS held by us continue to carry investment grade ratings and have not experienced any payment defaults. The $3.8 million par value ARS held by us are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education and are classified as long-term. ARS that did not successfully auction reset to the maximum interest rate as prescribed in the underlying indenture and the issuers of all of our holdings continue to be current with their interest payments. If uncertainties in the credit and capital markets continue, these markets deteriorate further or any ARS we hold are downgraded by the rating agencies, the Company may be required to recognize additional impairment charges.

In addition, these ARS may not provide the liquidity to us as we need it, and it could take until the final maturity of the underlying notes (from 25 to 33 years) to realize our investments’ recorded value. Currently, there is a very limited market for any of these securities and future liquidations at this time, if possible, would likely be at a significant discount.

Accounts receivable increased by $10.2 million from the end of fiscal 2009. The increase in trade accounts receivable related primarily to the increase in shipments from $12.5 million in the fourth quarter of fiscal 2009 to $29.1 million in the fourth quarter of fiscal 2010. Trade receivables will fluctuate quarter to quarter depending on individual customers’ timing of ship dates, payment terms and cash flow conditions. In certain situations, extended payment terms may be granted to customers.

Inventory increased approximately $4.9 million to $26.1 million at the end of fiscal 2010, as compared to $21.2 million at the end of fiscal 2009. The increase in inventory related to increases in work in process and finished goods inventory related to anticipated fiscal 2011 first quarter shipments and an increase in demonstration tools. Inventory provisions were $9.4 million at August 28, 2010, as compared to provisions of $9.2 million at the end of fiscal 2009.

Trade accounts payable increased approximately $5.2 million to $8.4 million as of August 28, 2010, as compared to $3.2 million at the end of fiscal 2009, related to the timing of inventory receipts and vendor payments.

Deferred profit was $2.7 million at the end of fiscal 2010 and $2.4 million at the end of fiscal 2009.

As of August 28, 2010, our current ratio was 4.4 to 1.0, and working capital was $64.4 million.

The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating Lease Obligations	$747	$530	$172	$44	$1
Purchase Obligations(1)	11,454	11,454	—	—	—
Royalty Obligations	608	608	—	—	—
Other Long-Term Obligations(2)	1,125	125	500	500	—

Total	$13,934	$12,717	$672	$544	$1

(1)	Purchase obligations include purchase orders entered into in the ordinary course of business.

(2)	Other long-term obligations represent payments related to minimum royalty payments or discounts granted under a license agreement.

The contractual obligations table above does not include $0.4 million accrued for unrecognized tax benefits, as the timing of payments or reversals is uncertain.

Capital expenditures were $0.6 million in fiscal 2010, $0.3 million in fiscal 2009 and $1.7 million in fiscal 2008.

In October 2008, we authorized the use of up to $3 million of our cash to repurchase outstanding shares of our common stock to be effected from time to time in transactions in the public markets or in private purchases. The timing and extent of any repurchases will depend upon market conditions, the trading price of our shares and other factors, subject to the restrictions relating to volume, price and timing of share repurchases under applicable law. The repurchase program may be modified, suspended or terminated at any time by us without notice. We did not repurchase any of our common stock in fiscal 2009 or fiscal 2010.

We filed a shelf registration statement with the SEC on March 30, 2010 to register an indeterminate number of shares of common stock, preferred stock, warrants and units, the aggregate initial offering price of which is not to exceed $50 million. On June 14, 2010, we closed on a public offering of 6.2 million shares of our common stock at a public offering price of $3.05 per share. Net proceeds from the sale of the shares, after underwriter discounts and commissions and other offering expenses, were approximately $17.6 million. We intend to use the net proceeds from the offering for general corporate and working capital purposes. Following the June 2010 stock offering, we have registered under the shelf registration statement an indeterminate number of shares of common stock, preferred stock, warrants and units with an aggregate initial offering price not to exceed $31 million.

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

Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to certain foreign investments. As of August 28, 2010, our investments included a 100% interest in our Europe and Asia sales and service offices and a 20% interest in Apprecia Technology, Inc. (formerly known as m•FSI LTD), which operates in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.

We have direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia-Pacific regions and incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks.* As of August 28, 2010, we had not entered into any hedging activities and our foreign currency transaction gains and losses for fiscal 2009 were insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.

We do not have significant exposure to changing interest rates as we currently have no material long-term debt. As of the end of fiscal 2010, amortized cost approximated market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $383,000 based on our cash, restricted cash, cash equivalents and marketable securities balances as of August 28, 2010.

As of August 28, 2010, our investment portfolio included ARS reported at a fair value of $3.6 million after reflecting a $0.2 million other than temporary impairment against $3.8 million par value. The other than temporary impairment was recorded in fiscal 2008. The interest rates of our ARS are reset every 28 days through an auction process and at the end of each reset period, investors can sell or continue to hold the securities at par.

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

We determined and recorded an other than temporary impairment of approximately $0.4 million as of August 28, 2008. Approximately $0.1 million of this other than temporary impairment was reversed in fiscal 2010 associated with the redemption of approximately $0.9 million ARS at par. Approximately $0.1 million of this other than temporary impairment was reversed in fiscal 2009 associated with the redemption of approximately $3.0 million ARS at par. If the issuers of the ARS are unable to successfully close future auctions or do not redeem the ARS, or the United States government fails to support its guaranty of the obligations, we may be required to record additional impairment charges.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended August 28, 2010, August 29, 2009 and August 30, 2008

	2010	2009	2008
	(In thousands, except per share amounts)

Sales	$90,985	$50,484	$78,256
Cost of goods sold	48,067	34,057	45,271

Gross margin	42,918	16,427	32,985
Selling, general and administrative expenses	17,684	19,504	29,012
Research and development expenses	12,703	14,674	18,962

Operating income (loss)	12,531	(17,751)	(14,989)
Interest expense	—	(41)	(144)
Interest income	103	261	918
Gain on sale of marketable securities (impairment of investments)	54	110	(353)
Other income (expense), net	270	(287)	305

Income (loss) before income taxes	12,958	(17,708)	(14,263)
Income tax benefit	(63)	(84)	(624)

Net income (loss)	$13,021	$(17,624)	$(13,639)

Income (loss) per share
Basic	$0.39	$(0.57)	$(0.45)
Diluted	$0.39	$(0.57)	$(0.45)
Weighted average common shares — basic	33,301	31,129	30,648
Weighted average common shares — diluted	33,628	31,129	30,648

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 28,	August 29,
	2010	2009
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$34,365	$6,760
Restricted cash	322	818
Trade accounts receivable, less allowance for doubtful accounts of $112 and $125, respectively	18,935	8,697
Inventories, net	26,145	21,171
Other receivables	2,489	2,624
Prepaid expenses and other current assets	1,184	1,710

Total current assets	83,440	41,780

Property, plant and equipment, net	13,204	15,147
Long-term marketable securities	3,612	4,458
Investment	460	460
Other assets	1,582	1,840

Total assets	$102,298	$63,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$8,396	$3,170
Accrued expenses	8,020	6,972
Customer deposits	—	12
Deferred profit	2,669	2,362

Total current liabilities	19,085	12,516
Long-term accrued expenses	410	512
Commitments and contingencies (Notes 3 and 17)
Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized; none issued and outstanding	—	—
Series A Junior Participating Preferred stock, no par value; 300 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 38,544 and 31,636 shares, respectively	244,796	226,562
Accumulated deficit	(164,570)	(177,591)
Accumulated other comprehensive loss	(1,649)	(1,027)
Other stockholders’ equity	4,226	2,713

Total stockholders’ equity	82,803	50,657

Total liabilities and stockholders’ equity	$102,298	$63,685

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Years ended August 28, 2010, August 29, 2009 and August 30, 2008

				Accumulated
	Common Stock			Other	Other
	Number of		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Deficit	(Loss) Income	Equity	Total
	(In thousands)

Balance August 25, 2007	30,545	$225,974	$(146,328)	$(575)	$1,695	$80,766
Stock issuance	294	378	—	—	—	378
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	(422)	—	(422)
Net loss	—	—	(13,639)	—	—	(13,639)

Total comprehensive loss	—	—	—	—	—	(14,061)
Stock compensation expense	—	—	—	—	575	575

Balance August 30, 2008	30,839	226,352	(159,967)	(997)	2,270	67,658
Stock issuance	797	210	—	—	—	210
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	(30)	—	(30)
Net loss	—	—	(17,624)	—	—	(17,624)

Total comprehensive loss	—	—	—	—	—	(17,654)
Stock compensation expense	—	—	—	—	443	443

Balance August 29, 2009	31,636	226,562	(177,591)	(1,027)	2,713	50,657
Net proceeds from public offering of common stock	6,210	17,605	—	—	—	17,605
Stock issuance	698	629	—	—	—	629
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(622)	—	(622)
Net income	—	—	13,021	—	—	13,021

Total comprehensive income	—	—	—	—	—	12,399
Stock compensation expense	—	—	—	—	1,513	1,513

Balance August 28, 2010	38,544	$244,796	$(164,570)	$(1,649)	$4,226	$82,803

The accompanying notes are an integral part of the consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended August 28, 2010, August 29, 2009 and August 30, 2008

	2010	2009	2008
	(In thousands)

Operating Activities
Net income (loss)	$13,021	$(17,624)	$(13,639)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock compensation expense	1,444	482	565
(Gain on sale of marketable securities)/impairment of investments	(54)	(110)	353
Depreciation	2,561	3,398	3,818
Amortization	—	61	436
(Gain) loss on sale or disposal of equipment	(88)	46	9
Changes in operating assets and liabilities:
Restricted cash	121	(43)	(124)
Trade accounts receivable	(10,237)	916	7,995
Inventories	(4,932)	5,998	2,455
Prepaid expenses and other assets	918	2,933	(650)
Trade accounts payable	5,226	(1,135)	846
Accrued expenses	973	(3,530)	(307)
Customer deposits	(12)	5	(1,299)
Deferred profit	307	(1,505)	536

Net cash provided by (used in) operating activities	9,248	(10,108)	994
Investing Activities
Capital expenditures	(618)	(325)	(1,702)
Purchases of marketable securities	—	—	(49,650)
Sales of marketable securities	900	2,950	50,800
Proceeds from sale of equipment	88	—	—
Decrease in restricted cash	375	—	—
Decrease in other assets	—	116	128

Net cash provided by (used in) investing activities	745	2,741	(424)
Financing Activities
Net proceeds from public offering of common stock	17,605	—	—
Net proceeds from issuance of common stock	629	210	378
Principle payments on capital leases	—	(841)	(778)

Net cash provided by (used in) financing activities	18,234	(631)	(400)
Effect of exchange rate on cash	(622)	(30)	(422)

Increase (decrease) in cash and cash equivalents	27,605	(8,028)	(252)
Cash and cash equivalents at beginning of year	6,760	14,788	15,040

Cash and cash equivalents at end of year	$34,365	$6,760	$14,788

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

The Company’s fiscal year ends on the last Saturday in August and is comprised of 52 or 53 weeks. Fiscal 2010 and 2009 each consisted of a 52-week period. Fiscal 2008 consisted of a 53-week period.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Generally Accepted Accounting Principles (ASC Topic 105), which established the FASB Accounting Standards Codificationtm (the “Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification is considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (ASC Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” This guidance modifies the fair value requirements of ASC subtopic 605-25, “Revenue Recognition — Multiple Element Arrangements” by allowing the use of the “best estimate of selling price” for determining the selling price of a deliverable. Using this guidance, a vendor is required to use its best estimate of the selling price when either vendor specific objective evidence or third-party evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted and the Company adopted this guidance in the first quarter of fiscal 2010. The adoption did not have a material impact on the Company’s consolidated financial statements for fiscal 2010. The adoption may have a material impact in future fiscal quarters.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectibility is reasonably assured. If the Company’s equipment sales involve sales to its existing customers who have previously accepted the same type(s) of equipment with the same type(s) of specifications, the Company accounts for the product sale as a multiple element arrangement. Revenue from multiple element arrangements is allocated among the separate accounting units based on the relative selling price of each deliverable. The Company recognizes the equipment revenue upon shipment and transfer of title. The other elements include installation, service contracts and training. Equipment installation revenue is valued based on estimated service person hours to complete installation and quoted service labor rates and is recognized when the labor has been completed and the equipment has been accepted by the customer. Service contract revenue is determined based on estimated service person hours to complete the service and quoted service labor rates and is recognized over the contract period. Training revenue is determined based on quoted training class prices and is recognized when the customers complete the training classes or when a customer-specific training period has expired. The quoted service labor rates and training class prices are rates actually charged and billed to the Company’s customers.

All other product sales with customer specific acceptance provisions are recognized upon customer acceptance. Revenue related to spare parts sales is recognized upon shipment or delivery based on the title transfer terms. Revenue related to maintenance and service contracts are recognized ratably over the duration of the contracts.

Other Comprehensive Loss

Other comprehensive loss pertains to revenues, expenses, gains, and losses that are not included in net loss, but rather are recorded directly in stockholders’ equity. For fiscal 2010, 2009 and 2008, other comprehensive loss consisted of foreign currency translation adjustments.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of three months or less and are valued at cost, which approximates fair values. The Company utilizes a cash

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

management system under which a book cash overdraft may exist for its primary disbursement account. This overdraft represents uncleared checks in excess of cash balances in the bank account at the end of the reporting period and has been reclassified to current liabilities on the Consolidated Balance Sheets and is reflected in cash provided by (used in) operating activities in the Consolidated Statements of Cash Flows. The Company transfers cash on an as-needed basis to fund clearing checks.

Marketable Securities

The Company accounts for its marketable securities as available-for-sale and reports them at fair market value. Fair market values of the majority of the Company’s auction rate securities (“ARS”) are based on a mark-to-model approach. Other ARS are valued based on the price at which the issuer offered to repurchase such ARS in a conditional tender offer the Company received in October 2008 from the issuer. In determining the fair market value of its ARS, the Company has made assumptions related to interest rates, credit worthiness of the issuer and the Company’s ability and intent to hold the investments until recovery of fair value. The Company categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (“OTTI”) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income.

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

A rollforward of the allowance for doubtful accounts for the fiscal years ended August 28, 2010, August 29, 2009 and August 30, 2008 is as follows (in thousands):

	Balance at				Balance
	Beginning		Bad Debt	Write-	at End
	of Year	Recoveries	Expense	offs	of Year

Fiscal year ended August 28, 2010	$125	$(13)	$—	$—	$112
Fiscal year ended August 29, 2009	$128	$(21)	$18	$—	$125
Fiscal year ended August 30, 2008	$196	$(68)	$—	$—	$128

The Company collected $13,000 of receivables in fiscal 2010, $21,000 of receivables in fiscal 2009 and $68,000 of receivables in fiscal 2008 that had previously been written down to zero, resulting in credits to selling, general and administrative expenses.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Property, Plant and Equipment

Building and related costs are carried at cost and depreciated on a straight-line basis over a 5 to 30-year period. Leasehold improvements are carried at cost and depreciated over a three- to fifteen-year period or the term of the underlying lease, whichever is shorter. All other property, plant and equipment assets are carried at cost and depreciated on a straight-line basis over their estimated economic lives. Principal economic lives for these assets are one to seven years. Software developed for internal use is depreciated over three to five years beginning when the system is placed in service. Maintenance and repairs are expensed as incurred; significant renewals and improvements are capitalized.

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

Warranty provisions and claims for the fiscal years ended August 28, 2010, August 29, 2009 and August 30, 2008 were as follows (in thousands):

	August 28,	August 29,	August 30,
	2010	2009	2008

Beginning balance	$1,702	$2,757	$3,811
Warranty provisions	295	405	1,153
Warranty claims	(870)	(1,460)	(2,207)

Ending Balance	$1,127	$1,702	$2,757

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

During fiscal 2010, the Company reversed $480,000 of unused prior period warranty accruals associated with improved claims experience.

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

Income (Loss) Per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the period. The number of common stock equivalents excluded from diluted income per share was 2,818,000 for fiscal 2010. Diluted loss per common share for fiscal years 2009 and 2008 does not include the effect of potential dilutive common stock equivalents as their inclusion would be antidilutive. The number of potential dilutive common stock equivalents excluded from the computation of diluted loss per share was 3,399,000 for fiscal 2009, and 3,679,000 for fiscal 2008.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales revenue and expenses during the reporting period. Actual results could differ from those estimates.

Employee Stock Plans

For fiscal 2010, 2009 and 2008, the Company’s results of operations reflect compensation expense for new stock options granted and vested under its stock incentive plan and employees stock purchase plan during the fiscal year and the unvested portion of previous stock option grants which vested during the fiscal year.

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

The Company invests in a variety of financial instruments such as auction-rate securities and money market fund shares. The Company, by policy, limits the amount of credit exposure with any one financial or commercial issuer.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The carrying amount of the Company’s financial instruments, which includes cash equivalents, short-term marketable securities, accounts receivable, accounts payable and accrued expenses, approximate fair value at August 28, 2010, due to their short maturities.

As of August 28, 2010 and August 29, 2009, all marketable securities were classified as available-for-sale. There were no short-term marketable securities as of August 28, 2010 and August 29, 2009. The carrying amount of long-term marketable securities was $3,612,000 as of August 28, 2010 and $4,458,000 as of August 29, 2009. The balance is net of an other-than-temporary impairment of $188,000 as of August 28, 2010 and $242,000 as of August 29, 2009. See Note 16 of the Notes to Consolidated Financial Statements for further discussion related to the impairment.

The Company manages its cash equivalents as a single portfolio of highly marketable securities, all of which are intended to be available to meet the Company’s current cash requirements.

(3)	Lease Commitments

The Company has operating lease agreements for equipment and manufacturing and office facilities. The future net minimum lease payments for all leases with noncancellable lease terms in excess of one year at August 28, 2010 are as follows (in thousands):

Operating
Leases

Fiscal Year Ending August:
2011	$530
2012	124
2013	48
2014	35
2015	9
Thereafter	1

Total minimum lease payments	$747

Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended
	August 28,	August 29,	August 30,
	2010	2009	2008

Rent expense for operating leases	$786	$1,213	$1,578

(4)	Inventories

Inventories are summarized as follows (in thousands):

	August 28,	August 29,
	2010	2009

Finished goods	$4,238	$3,013
Work in process	9,453	4,797
Raw materials and purchased parts	12,454	13,361

	$26,145	$21,171

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(5) Property, Plant and Equipment

The components of property, plant and equipment are as follows (in thousands):

	August 28,	August 29,
	2010	2009

Land	$224	$224
Building and leasehold improvements	33,242	33,270
Office furniture and equipment	3,893	4,200
Computer hardware and software	14,666	14,782
Manufacturing equipment	1,717	1,772
Lab equipment	17,085	19,715
Tooling	233	248
Capital programs in progress	442	446

	71,502	74,657
Less accumulated depreciation and amortization	(58,298)	(59,510)

	$13,204	$15,147

(6)	Accrued Expenses

Accrued expenses are summarized as follows (in thousands):

	August 28,	August 29,
	2010	2009

Salaries and benefits	$1,028	$1,416
Discretionary compensation and bonus	2,964	91
Vacation	1,055	1,157
Realignment	60	986
Product warranty	1,127	1,702
Other	1,786	1,620

	$8,020	$6,972

(7)	Deferred Profit

Deferred profit as of the end of the fiscal year consists of (in thousands):

	August 28,	August 29,
	2010	2009

Deferred revenue	$2,865	$2,739
Deferred cost of goods sold	(196)	(377)

Deferred profit	$2,669	$2,362

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(8)	Income Taxes

Income (loss) before income taxes was derived from the following sources (in thousands):

	Fiscal Year Ended
	August 28,	August 29,	August 30,
	2010	2009	2008

Domestic	$12,399	$(16,984)	$(14,526)
Foreign	559	(724)	263

	$12,958	$(17,708)	$(14,263)

Income tax benefit is summarized as follows (in thousands):

	Fiscal Year Ended
	August 28,	August 29,	August 30,
	2010	2009	2008

Current:
Federal	$(8)	$(83)	$—
Foreign	(65)	(32)	(598)
State	10	31	(26)

	(63)	(84)	(624)
Deferred:
Foreign	—	—	—
State	—	—	—

	—	—	—

	$(63)	$(84)	$(624)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 28, 2010 and August 29, 2009 are as follows (in thousands):

	August 28,	August 29,
	2010	2009

Deferred tax assets:
Inventory	$4,601	$4,180
Deferred profit	82	168
Accounts receivable	42	47
Property, plant and equipment, net	1,150	922
Credit carryforwards	6,616	6,725
Net operating loss carryforwards	64,250	70,650
Accruals	1,817	1,147

Total gross deferred tax assets	78,558	83,839
Deferred tax liabilities:
Other, net	445	421
Investment in foreign affiliate	118	118

Total gross deferred tax liabilities	563	539
Less valuation allowance	(77,995)	(83,300)

Net deferred tax assets	$—	$—

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The effective income tax expense (benefit) differs from the expected statutory federal income tax as follows (in thousands):

	Fiscal Year Ended
	August 28,	August 29,	August 30,
	2010	2009	2008

Expected federal income tax expense (benefit)	$4,535	$(6,198)	$(4,992)
State income tax benefit before valuation allowance	337	(496)	(383)
Research activities credit	(50)	(225)	(250)
Nondeductible transfer pricing adjustments	—	—	809
Valuation allowance	(5,221)	6,660	4,614
Stock compensation expense	520	169	198
Foreign withholding tax	—	—	48
Change in unrecognized tax benefits	(68)	(32)	(709)
Other items, net	(116)	38	41

	$(63)	$(84)	$(624)

A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	August 28,	August 29,	August 30,
	2010	2009	2008

Beginning balance	$512	$583	$1,290
Increase related to prior year tax position	—	—	18
Decrease related to prior year tax position	(174)	(139)	(63)
Increase related to current year tax positions	72	68	—
Settlements	—	—	(662)

Ending balance	$410	$512	$583

The Company recorded a tax benefit of $63,000 for fiscal 2010 related primarily to the reversal of uncertain tax positions as a result of the lapse of the applicable statute of limitations. The Company recorded a tax benefit of $84,000 for fiscal 2009 related primarily to research and development credit utilization in lieu of bonus depreciation and the reversal of uncertain tax positions as a result of a lapse of the applicable statute of limitations. The Company recorded a tax benefit of $624,000 in fiscal 2008 related to tax positions that were effectively settled with tax authorities during fiscal 2008, partially offset by state income tax expense.

The Company is utilizing approximately $15.6 million of net operating loss for fiscal 2010 federal income tax purposes. The Company had approximately $171.5 million of net operating loss at August 28, 2010 to be carried forward, which will begin to expire in fiscal 2011 through 2030, if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year. The Company has net operating loss carryforwards for state purposes of approximately $68.3 million, which will expire at various times, beginning with fiscal year 2011, if not utilized.

The Company maintains a valuation allowance to fully reserve against its net deferred tax assets due to uncertainty over the ability to realize these assets. The change in the valuation allowance during the fiscal year 2010 was $5.3 million. Included in the August 28, 2010 valuation allowance balance of $78.0 million is

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

$3.8 million, which will be recorded as a credit to stockholders’ equity, if it is determined in the future that this portion of the valuation allowance is no longer required.

As of August 28, 2010 and August 29, 2009, the Company had $0.4 million and $0.5 million, respectively, of liabilities recorded related to unrecognized tax benefits. Included in the liability balance as of August 28, 2010 and August 29, 2009 are approximately $0.3 million and $0.4 million, respectively, of unrecognized tax benefits that, if recognized, will affect the Company’s effective tax rate. Accrued interest and penalties on these unrecognized tax benefits were $0.1 million as of both August 28, 2010 and August 29, 2009. The Company recognizes potential interest and penalties related to income tax positions, if any, as a component of provision for income taxes on the Consolidated Statements of Operations. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the next twelve months.

(9)	Retirement Plans

The Company has an Employee 401(k) Retirement Plan, which allows matching contributions for eligible employees equal to 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. The Company contributed approximately $479,000 in fiscal 2010, $537,000 in fiscal 2009 and $738,000 in fiscal 2008.

In addition, the Company has statutory pension plans in Europe and Asia and contributed approximately $146,000 in fiscal 2010, $214,000 in fiscal 2009, and $284,000 in fiscal 2008.

(10)	Stock Options

Stock-based compensation expense for stock options granted or vested under the Company’s stock incentive plans and employees stock purchase plan (“ESPP”) was reflected in the Consolidated Statements of Operations for fiscal 2010, 2009 and 2008 as follows (in thousands):

	Fiscal Year Ended
	August 28,	August 29,	August 30,
	2010	2009	2008

Cost of goods sold	$137	$52	$43
Selling, general and administrative	703	301	401
Research and development	604	129	121

Amount charged against net income (loss)	$1,444	$482	$565

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of an option. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted under the Company’s plan and the ESPP during fiscal 2010, 2009 and 2008 using the Black-Scholes option-pricing model:

	Options			ESPP
Fiscal Year	2010	2009	2008	2010	2009	2008

Annualized dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	80.3%	74.0%	69.3%	80.3%	75.5%	69.3%
Risk free interest rate	0.2%	1.6%	3.2%	0.2%	0.3%	2.3%
Expected life (in years)	5.5	5.4	5.5	0.5	0.5	0.5

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

A summary of the option activity for the stock option plans for fiscal 2010 is as follows (in thousands, except price per share and contractual term):

		Weighted-Average	Weighted-Average
		Exercise Price Per	Remaining	Aggregate Intrinsic
	Number of Shares	Share	Contractual Term	Value

Outstanding at August 29, 2009	3,399	$6.05
Options granted	566	3.00
Options forfeited	(10)	1.81
Options expired	(604)	10.29
Options exercised	(205)	1.26

Outstanding at August 28, 2010	3,146	$5.02	5.0	$571

Exercisable at August 28, 2010	2,416	$5.82	3.7	$185

There was no intrinsic value for options outstanding or exercisable at August 29, 2009 as the closing price of the Company’s stock at the end of fiscal 2009 was less than the exercise price of the options outstanding or exercisable.

The weighted average grant date fair value based on the Black-Scholes option-pricing model for options granted in fiscal 2010 was $1.96 per share, for options granted in fiscal 2009 was $0.22 per share and for options granted in fiscal 2008 was $0.98 per share. There were no options exercised during fiscal 2009 or fiscal 2008.

A summary of the status of unvested option shares as of August 28, 2010 is as follows (in thousands, except fair value amounts):

	Number of	Weighted-Average Grant-Date
	Shares	Fair Value

Unvested at August 29, 2009	471	$0.61
Options granted	566	1.96
Options forfeited	(10)	1.16
Options vested	(297)	0.87

Unvested at August 28, 2010	730	$1.55

As of August 28, 2010, there was $1,062,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of option shares vested was $1,444,000 during fiscal 2010, $482,000 during fiscal 2009 and $565,000 during fiscal 2008.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The activity under stock option plans of the Company is as follows (in thousands, except per share amounts):

	Number of Shares		Weighted-Average
	Available		Exercise Price
	for Grant	Outstanding	Per Share

Activity Description
August 25, 2007	—	3,578	$7.19
Adoption of the 2008 Omnibus Stock Plan	1,000	—	—
Granted	(370)	370	1.59
Exercised	—	—	—
Canceled	—	(269)	7.87

August 30, 2008	630	3,679	6.58
Additional shares authorized	500	—	—
Granted	(337)	337	0.35
Exercised	—	—	—
Canceled	58	(617)	6.05

August 29, 2009	851	3,399	6.05
Additional shares authorized	500	—	—
Granted	(566)	566	3.00
Exercised	—	(205)	1.26
Canceled	12	(614)	10.14

August 28, 2010	797	3,146	$5.01

The following table summarizes information with respect to options outstanding and exercisable at August 28, 2010 (number of options outstanding and exercisable in thousands):

Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average		Average
Exercise	of Options	Contractual	Exercise		Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.32 — $2.50	767	8.5	$1.37	285	$1.33
$2.51 — $5.00	1,081	5.1	3.83	833	3.70
$5.01 — $7.50	231	5.8	5.26	231	5.26
$7.51 — $9.00	727	2.2	7.93	727	7.93
$9.01 — $11.00	340	1.5	10.63	340	10.63

$0.32 — $11.00	3,146	4.9	$5.01	2,416	$5.82

There were 2,932,000 currently exercisable options at a weighted-average exercise price of $6.86 at August 29, 2009, and 3,251,000 currently exercisable options at a weighted-average exercise price of $7.12 at August 30, 2008.

(11)	Employees Stock Purchase Plan

The Company’s ESPP enables employees to contribute up to 10% of their wages toward the purchase of the Company’s common stock at 85% of the lower of market value at the beginning or the end of the

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

semiannual purchase period. Stockholders authorized the issuance of 1,000,000 additional shares of common stock to the ESPP in fiscal 2010.

Shares were issued on the following dates for the following prices (in thousands except per share amounts):

		Price per
Date	Shares	Share

December 31, 2007	111	1.53
June 30, 2008	183	1.14
December 31, 2008	314	0.26
June 30, 2009	483	0.26
December 31, 2009	420	0.43
June 30, 2010	73	2.63

As of August 28, 2010, there were 1,034,000 shares reserved for future employee purchases of stock under the ESPP.

(12)	Segment and Other Information

Segment Information

The Company sells Surface Conditioning (“SC”) and POLARIS® Microlithography (“PSS”) Systems.

The Company’s chief operating decision-maker has been identified as the President and Chief Executive Officer. Due to the level of integration of SC and PSS, the Company’s chief operating decision-maker reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. SC and PSS are a part of one segment for the manufacture, marketing and servicing of equipment for the microelectronics industry.

Geographic Information

International sales were approximately 64% of total sales in fiscal year 2010, 71% of total sales in fiscal year 2009 and approximately 76% of total sales in fiscal year 2008. The basis for determining sales by geographic region is the location that the product is shipped to. Sales by geographic area are summarized as follows (in thousands):

	Fiscal Year Ended
	August 28,	August 29,	August 30,
	2010	2009	2008

Asia	$45,136	$27,869	$33,276
Europe	12,848	7,926	25,967
Other	104	20	24

Total International	58,088	35,815	59,267
Domestic	32,897	14,669	18,989

	$90,985	$50,484	$78,256

South Korea accounted for 28% of total sales in fiscal 2010, 43% of total sales in fiscal 2009 and 25% of total sales in fiscal 2008.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Long-lived Assets

The Company does not have significant long-lived assets in foreign countries.

Customer Information

The following summarizes significant customers comprising 10% or more of the Company’s trade accounts receivable as of August 28, 2010 and August 29, 2009 and 10% or more of sales for fiscal 2010, 2009 and 2008, which includes sales through affiliates to end-users:

	% of Trade Accounts
	Receivable as of		% of Sales for the Fiscal Year Ended
	August 28,	August 29,	August 28,	August 29,	August 30,
	2010	2009	2010	2009	2008

Customer A	*	27%	32%	34%	19%
Customer B	17%	*	*	*	12%
Customer C	*	22%	*	*	*
Customer D	14%	10%	11%	*	*
Customer E	19%	*	*	*	*
Customer F	11%	*	*	*	*

*	Trade accounts receivable from or sales to respective customer were less than 10% as of the end of or during the fiscal year.

(13)	License Agreements

The Company, in the ordinary course of business, enters into various licensing agreements. These agreements generally provide for technology transfers between the Company and the licensors in exchange for minimum royalty payments and/or a fixed royalty to the licensors. The total accrued royalty license fees included in accrued expenses were $608,000 at August 28, 2010 and $226,000 at August 29, 2009. These agreements can generally be terminated by the Company with appropriate notice to the licensors.

(14)	Supplementary Cash Flow Information

The following summarizes supplementary cash flow items (in thousands):

	Fiscal Year Ended
	August 30,	August 29,	August 30,
	2010	2009	2008

Income taxes (received) paid, net	$19	$(76)	$(17)
Interest paid, net	—	41	144
Assets acquired by a capital lease	$—	$—	$442

(15)	Cost Reductions and Realignment

In fiscal 2008, the Company committed to a plan to reduce its headcount by approximately 60 positions, or about 14% of the Company’s global workforce from the end of the third quarter of fiscal 2008. The plan was implemented in September 2008. In conjunction with the staff reductions, the Company’s European and United States sales and service organizations were consolidated to better support the customer base in these regions. Also, the Company refocused its remaining Allen, TX and Chaska, MN based engineering resources toward products which the Company believed would provide the most significant opportunity for near-term revenue and future market share gains. A total of 63 positions were eliminated in September 2008 of which 19 were manufacturing positions, 19 were sales, service and marketing positions, five were administration

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

positions and 20 were engineering positions. Severance and outplacement costs recorded in fiscal 2008 were allocated as follows: $1,314,000 to selling, general and administrative expense, $536,000 to research and development expense and $142,000 to cost of goods sold.

The fiscal 2008 severance and outplacement costs are summarized as follows (in thousands):

	Amount Charged	Amount Paid through	Accrual at
	Fiscal 2008	August 29, 2009	August 29, 2009

Selling, general and administrative expenses	$1,314	$1,314	$—
Research and development expenses	536	536	—
Cost of goods sold	142	142	—

Total severance and outplacement costs	$1,992	$1,992	$—

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

The fiscal 2009 severance and outplacement costs are summarized as follows (in thousands):

	Amount Charged	Amount Paid through	Accrual at
	Fiscal 2009	August 28, 2010	August 28, 2010

Selling, general and administrative expenses	$1,133	$1,094	$39
Research and development expenses	875	870	5
Cost of goods sold	604	588	16

Total	$2,612	$2,552	$60

(16)	Marketable Securities and Fair Value Measurements

As of August 28, 2010, the Company had investments in ARS reported at a fair value of $3.6 million after reflecting a $0.2 million other than temporary impairment against $3.8 million par value. The other than temporary impairment was recorded in fiscal 2008. The Company valued the majority of ARS using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. However, the Company valued certain ARS based on the price at which the issuer offered to repurchase such ARS in a conditional tender offer received by the Company in October 2008 from the issuer.

The ARS held by the Company are marketable securities with long-term stated maturities for which the interest rates are reset every 28 days through an auction process and at the end of each reset period, investors can sell or continue to hold the securities at par. The auctions have historically provided a liquid market for these securities as investors historically could readily sell their investments at auction. Due to the liquidity issues experienced in global credit and capital markets, the ARS held by the Company have experienced

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. During the second quarter of fiscal 2008, the Company reclassified $8.5 million of ARS from current marketable securities to long-term marketable securities on the Consolidated Balance Sheet due to difficulties encountered at auction and the conditions in the general debt markets creating uncertainty as to when successful auctions may be reestablished. During fiscal 2008 $0.8 million of ARS were partially redeemed. An additional $3.0 million were redeemed in fiscal 2009 and $0.9 million were redeemed in fiscal 2010.

The $3.8 million par value ARS held by the Company are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education and are classified as long-term. All of the ARS held by the Company continue to carry investment grade ratings and have not experienced any payment defaults. ARS that did not successfully auction, reset to the maximum interest rate as prescribed in the underlying indenture and all of the Company’s holdings continue to be current with their interest payments. If uncertainties in the credit and capital markets continue, these markets deteriorate further or any ARS the Company holds are downgraded by the rating agencies, the Company may be required to recognize additional impairment charges.

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

The Company valued its cash and cash equivalents and restricted cash based on level 1 inputs.

The Company valued its ARS based on level 3 inputs in which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These level 3 inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the ARS.

The fair value measurements as of August 28, 2010 of cash and cash equivalents, restricted cash and marketable securities are summarized below (in thousands):

	Fair Value	Level 1	Level 2	Level 3

Cash and cash equivalents	$34,365	$34,365	—	—
Restricted cash	322	322	—	—
Marketable securities	3,612	—	—	$3,612

(17)	Contingencies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

In October 2009, the Company entered into a settlement agreement with the Office of Export Enforcement for $450,000. The Company paid $5,000 per month for ten months beginning in November 2009. The remaining $400,000 owed under the settlement was suspended for 12 months. The 12-month suspension period expired October 29, 2010, and we expect to be released from further payments, including the suspended $400,000.

(18)	Share Repurchase Plan

In October 2008, the Company authorized the repurchase of up to $3 million of the Company’s common stock to be effected from time to time in transactions in the public markets or in private purchases. The timing and extent of any repurchases will depend upon market conditions, the trading price of the Company’s shares and other factors, subject to the restrictions relating to volume, price and timing of share repurchases under applicable law. The repurchase program may be modified, suspended or terminated at any time by the Company without notice. The Company did not repurchase any of its common stock during fiscal 2009 or fiscal 2010

(19)	Stock Offering

The Company filed a shelf registration statement with the SEC on March 30, 2010 to register an indeterminate number of shares of common stock, preferred stock, warrants and units, the aggregate initial offering price of which is not to exceed $50 million. On June 14, 2010, the Company closed on a public offering of 6.2 million shares of its common stock at a public offering price of $3.05 per share. Net proceeds from the sale of the shares, after underwriter discounts and commissions and other offering expenses, were approximately $17.6 million. The Company intends to use the net proceeds from the offering for general corporate and working capital purposes. Following the June 2010 stock offering, the Company has registered under its shelf registration statement an indeterminate number of shares of common stock, preferred stock, warrants and units with an aggregate initial offering price not to exceed $31 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FSI International, Inc.

We have audited the accompanying consolidated balance sheets of FSI International, Inc. and subsidiaries (the “Company”) as of August 28, 2010 and August 29, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended August 28, 2010. We also have audited the Company’s internal control over financial reporting as of August 28, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSI International, Inc. and subsidiaries as of August 28, 2010 and August 29, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended August 28, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 28, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

Minneapolis, Minnesota
November 3, 2010

Data for the fiscal quarters of our last two fiscal years is as follows (in thousands, except per share data):

Quarterly Data

		Second	Third	Fourth
	First	Quarter	Quarter	Quarter
	Quarter	(a), (b)	(b), (c)	(a), (b), (c)
	(Unaudited)

2010
Sales	$14,617	$18,925	$28,653	$28,790
Gross margin	6,567	8,043	13,723	14,585
Operating income	16	513	5,609	6,393
Net (loss) income	(55)	610	5,864	6,602
Diluted net (loss) income per common share	$(0.00)	$0.02	$0.18	$0.17
2009
Sales	$12,244	$8,640	$15,424	$14,176
Gross margin	4,627	1,207	4,313	6,280
Operating loss	(5,423)	(9,495)	(2,669)	(164)
Net loss	(5,317)	(9,427)	(2,808)	(72)
Diluted net loss per common share	$(0.17)	$(0.30)	$(0.09)	$0.00

(a)	During fiscal 2009, the Company recorded severance and outplacement costs as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Fiscal 2009

Cost of sales	$—	$698	$—	$(94)	$604
Selling, general and administrative expenses	—	1,168	—	(35)	1,133
Research and development expenses	—	967	—	(92)	875

Total	$—	$2,833	$—	$(221)	$2,612

(b)	During the second and fourth quarters of fiscal 2010, the Company recorded a gain of $6,000 and $48,000, respectively, associated with ARS redemptions. During the second and third quarters of fiscal 2009, the Company recorded a gain of $74,000 and $36,000, respectively, associated with ARS redemptions.

(c)	During fiscal 2010, the Company recorded discretionary incentive compensation as follows:

	Third	Fourth
	Quarter	Quarter	Fiscal 2010

Cost of sales	$180	$195	$375
Selling, general and administrative expenses	600	650	1,250
Research and development expenses	420	455	875

Total	$1,200	$1,300	$2,500

The Company’s fiscal quarters are generally 13 weeks, all ending on a Saturday. The fiscal year ends on the last Saturday in August and consists of 52 or 53 weeks.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our principal financial and accounting officer, have evaluated the effectiveness of our disclosure controls and procedures for the period ended August 28, 2010 (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief executive officer and our principal financial and accounting officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of August 28, 2010.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of this audit, has issued their report, included in Item 8, on the effectiveness of our internal control over financial reporting.

/s/  Donald S. Mitchell
Donald S. Mitchell
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/  Patricia M. Hollister
Patricia M. Hollister
Chief Financial Officer
(Principal Financial and Accounting Officer)

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under this item is contained in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference to our definitive proxy statement for the annual meeting of shareholders to be held on January 19, 2011 and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after August 28, 2010.

Except for those portions specifically incorporated in this report by reference to our proxy statement for the annual meeting of shareholders to be held on January 19, 2011, no other portions of the proxy statement are deemed to be filed as part of this Report on Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information concerning our directors and our board committees required by this item is incorporated by reference to the information under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934” in our proxy statement for the annual meeting of shareholders to be held on January 19, 2011. For information concerning executive officers, see Item 4A of this Form 10-K Report.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics applicable to all of our directors and employees, including our principal executive officer, principal financial and accounting officer, controller and other employees performing similar functions. A copy of this code of business conduct and ethics is available on our website at www.fsi-intl.com.

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

The information required by this item is incorporated by reference to the information under the captions “Election of Directors” and “Compensation of Executive Officers” in our proxy statement for the annual meeting of shareholders to be held on January 19, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our proxy statement for the annual meeting of shareholders to be held on January 19, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information under the captions “Interests of Management and Others in Certain Transactions” and “Information Concerning the Board of Directors” in our proxy statement for the annual meeting of shareholders to be held on January 19, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the captions “Independent Registered Public Accountant Fees” and “Auditor Independence” in our proxy statement for the annual meeting of shareholders to be held on January 19, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page Number
in this Report

(a)(1) Index to Financial Statements
Consolidated Statements of Operations — Years ended August 28, 2010, August 29, 2009 and August 30, 2008	34
Consolidated Balance Sheets — August 28, 2010 and August 29, 2009	35
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss — Years ended August 28, 2010, August 29, 2009 and August 30, 2008	36
Consolidated Statements of Cash Flows — Years ended August 28, 2010, August 29, 2009 and August 30, 2008	37
Notes to Consolidated Financial Statements	38
Report of Independent Registered Public Accounting Firm	55
Quarterly financial data for fiscal 2010 and 2009 (unaudited)	56
(a)(2) Financial Statement Schedules
EX-21.0
EX-23.0
EX-24.0
EX-31.1
EX-31.2
EX-32.1

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

3.1	Restated Articles of Incorporation of the Company.(1)
3.2	Restated By-Laws.(1)
3.3	Articles of Amendment of Restated Articles of Incorporation.(1)
10.1	FSI International, Inc. 1997 Omnibus Stock Plan (as amended and restated April 2001).(2)
10.2	Form of Incentive Stock Option Agreement for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(3)
10.3	Form of Incentive Stock Option Agreement for Outside Directors for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(3)
10.4	FSI International, Inc. 2008 Omnibus Stock Plan (as amended and restated January 2010).(5)
10.5	FSI International, Inc. Employees Stock Purchase Plan (as amended and restated January 2010).(5)
10.6	Management Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Donald S. Mitchell. (Identical Management Agreements were entered into on March 28, 2008 between the Company and each of Benno G. Sand, Patricia M. Hollister and John C. Ely. These Management Agreements have been omitted but will be filed if requested in writing by the Commission)(6)#

10.7	Severance Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Benno G. Sand.(6)#
10.8	Employment Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Donald S. Mitchell.(6)#
10.9	Amended and Restated Summary of Terms of Employment entered into as of March 28, 2008 between FSI International and Donald S. Mitchell.(6)#
10.10	Severance Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Patricia M. Hollister. (An identical Severance Agreement was entered into on March 28, 2008 between the Company and John C. Ely. This Severance Agreement has been omitted but will be filed if requested in writing by the Commission.)(6)#
10.11	Stock Purchase Agreement dated as of May 15, 2007 by an among FSI International, Inc., MBK Project Holdings Ltd., Chlorine Engineers Corp. Ltd., Yasuda Enterprise Development III Limited Partnership, Mizuho Capital Co., Ltd., Mr. Hideki Kawai, Mr. Takanori Yoshioka and Mr. Satoshi Shikami. (exhibits omitted)(4)
10.12	Incentive Compensation Plan.(7)#
21.0	Subsidiaries of the Company. (filed herewith)
23.0	Consent of KPMG LLP, independent registered public accounting firm. (filed herewith)
24.0	Powers of Attorney from the Directors of FSI International, Inc. (filed herewith)
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

#	Identified exhibit is a management contract, compensation plan or arrangement.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed with the SEC on March 30, 2010, SEC File No. 333-165785, and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8, filed by the Company on March 28, 2003, SEC File No. 333-104088 and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended February 23, 2002, SEC File No. 0-17276 and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended May 26, 2007, SEC File No. 0-17276 and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8, filed by the Company on April 8, 2008, SEC File No. 333-165955 and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended March 1, 2008, SEC File No. 0-17276 and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 29, 2010, SEC File No. 0-17276 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC.

By:	/s/ Donald S. Mitchell
 Donald S. Mitchell, Chairman and
 Chief Executive Officer
(Principal Executive Officer)

Dated: November 3, 2010

By:	/s/ Patricia M. Hollister
 Patricia M. Hollister, Chief Financial Officer
 (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, constituting a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated.

James A. Bernards, Director*
Terrence W. Glarner, Director*
Willem D. Maris, Director*
Donald S. Mitchell, Director*
David V. Smith, Director*

*By:	/s/ Patricia M. Hollister
 Patricia M. Hollister, Attorney-in-fact

Dated: November 3, 2010

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing

3.1	Restated Articles of Incorporation of the Company.(1)	Incorporated by reference
3.2	Restated By-Laws.(1)	Incorporated by reference
3.3	Articles of Amendment of Restated Articles of Incorporation.(1)	Incorporated by reference
10.1	FSI International, Inc. 1997 Omnibus Stock Plan (as amended and restated April 2001).(2)	Incorporated by reference
10.2	Form of Incentive Stock Option Agreement for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(3)	Incorporated by reference
10.3	Form of Incentive Stock Option Agreement for Outside Directors for the FSI International, Inc. 1997 Omnibus Stock Plan, as amended.(3)	Incorporated by reference
10.4	FSI International, Inc. 2008 Omnibus Stock Plan (as amended and restated January 2010).(5)	Incorporated by reference
10.5	FSI International, Inc. Employees Stock Purchase Plan (as amended and restated January 2010).(5)	Incorporated by reference
10.6	Management Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Donald S. Mitchell. (Identical Management Agreements were entered into on March 28, 2008 between the Company and each of Benno G. Sand, Patricia M. Hollister and John C. Ely. These Management Agreements have been omitted but will be filed if requested in writing by the Commission)(6)#	Incorporated by reference
10.7	Severance Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Benno G. Sand.(6)#	Incorporated by reference
10.8	Employment Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Donald S. Mitchell.(6)#	Incorporated by reference
10.9	Amended and Restated Summary of Terms of Employment entered into as of March 28, 2008 between FSI International and Donald S. Mitchell.(6)#	Incorporated by reference
10.10	Severance Agreement entered into as of March 28, 2008, by and between FSI International, Inc. and Patricia M. Hollister. (An identical Severance Agreement was entered into on March 28, 2008 between the Company and John C. Ely. This Severance Agreement has been omitted but will be filed if requested in writing by the Commission.)(6)#	Incorporated by reference
10.11	Stock Purchase Agreement dated as of May 15, 2007 by an among FSI International, Inc., MBK Project Holdings Ltd., Chlorine Engineers Corp. Ltd., Yasuda Enterprise Development III Limited Partnership, Mizuho Capital Co., Ltd., Mr. Hideki Kawai, Mr. Takanori Yoshioka and Mr. Satoshi Shikami. (exhibits omitted)(4)	Incorporated by reference
10.12	Incentive Compensation Plan.(7)#	Incorporated by reference
21.0	Subsidiaries of the Company.	Filed herewith
23.0	Consent of KPMG LLP, independent registered public accounting firm.	Filed herewith
24.0	Powers of Attorney from the Directors of FSI International, Inc.	Filed herewith
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Field herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

#	Identified exhibit is a management contract, compensation plan or arrangement.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed with the SEC on March 30, 2010, SEC File No. 333-165785, and incorporated by reference.

(2)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8, filed by the Company on March 28, 2003, SEC File No. 333-104088 and incorporated by reference.

(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed by the Company on October 20, 2004, SEC File No. 0-17276 and incorporated by reference.

(4)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended May 26, 2007, SEC File No. 0-17276 and incorporated by reference.

(5)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8, filed by the Company on April 8, 2010, SEC File No. 333-165955 and incorporated by reference.

(6)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended March 1, 2008, SEC File No. 0-17276 and incorporated by reference.

(7)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the fiscal quarter ended May 29, 2010, SEC File No. 0-17276 and incorporated by reference.