Form 10-Q
period 2010-11-27
FSI INTERNATIONAL INC
filed 2011-01-04
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 27, 2010
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
☐ YES     ☐ NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES     ☑ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Common Stock, no par value — 38,554,000 shares outstanding as of December 30, 2010.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I. ITEM 1. FINANCIAL STATEMENTS
FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
NOVEMBER 27, 2010 AND AUGUST 28, 2010
(unaudited)
(in thousands)
ASSETS

	November 27,	August 28,
	2010	2010

Current assets:
Cash and cash equivalents	$30,481	$34,365
Restricted cash	322	322
Trade accounts receivable, net of allowance for doubtful accounts of $112	14,370	18,935
Inventories	36,206	26,145
Other receivables	2,525	2,489
Prepaid expenses and other current assets	1,628	1,184

Total current assets	85,532	83,440

Property, plant and equipment, at cost	71,946	71,502
Less accumulated depreciation and amortization	(58,852)	(58,298)

Property, plant and equipment, net	13,094	13,204

Long-term securities	3,612	3,612
Investment	460	460
Other assets	1,613	1,582

Total assets	$104,311	$102,298

(continued)
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
NOVEMBER 27, 2010 AND AUGUST 28, 2010
(continued)
(unaudited)
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	November 27,	August 28,
	2010	2010

Current liabilities:
Trade accounts payable	$11,201	$8,396
Accrued expenses	5,366	8,020
Customer deposits	2,196	—
Deferred profit	4,281	2,669

Total current liabilities	23,044	19,085

Long-term accrued expenses	421	410

Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized; none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; 38,544 shares issued and outstanding	244,741	244,796
Accumulated deficit	(167,072)	(164,570)
Accumulated other comprehensive loss	(1,187)	(1,649)
Other stockholders’ equity	4,364	4,226

Total stockholders’ equity	80,846	82,803

Total liabilities and stockholders’ equity	$104,311	$102,298

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED NOVEMBER 27, 2010 AND NOVEMBER 28, 2009
(unaudited)
(in thousands, except per share amounts)

	November 27,	November 28,
	2010	2009

Sales	$10,880	$14,617
Cost of goods sold	5,709	8,050

Gross margin	5,171	6,567

Selling, general and administrative expenses	4,671	3,795
Research and development expenses	3,000	2,756

Operating (loss) income	(2,500)	16

Interest income	30	28
Other income (expense), net	(38)	(83)

Loss before income taxes	(2,508)	(39)

Income tax (benefit) expense	(6)	16

Net loss	$(2,502)	$(55)

Net loss per common share:
Basic	($0.06)	($0.00)
Diluted	($0.06)	($0.00)

Weighted average common shares — basic	38,544	31,636
Weighted average common shares — diluted	38,544	31,636
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED NOVEMBER 27, 2010 AND NOVEMBER 28, 2009
(unaudited)
(in thousands)

	November 27,	November 28,
	2010	2009
OPERATING ACTIVITIES:
Net loss	($2,502)	($55)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	187	263
Depreciation	585	691
Gain on sales of fixed assets	—	(57)
Changes in operating assets and liabilities:
Accounts receivable	4,565	(3,352)
Inventories	(10,061)	(886)
Prepaid expenses and other assets	(511)	(51)
Trade accounts payable	2,806	1,959
Accrued expenses	(2,692)	(448)
Customer deposits	2,196	(12)
Deferred profit	1,612	96

Net cash used in operating activities	(3,815)	(1,852)

INVESTING ACTIVITIES:
Capital expenditures	(476)	(353)
Proceeds from sales of fixed assets	—	57
Decrease in restricted cash	—	374

Net cash (used in) provided by investing activities	(476)	78

FINANCING ACTIVITIES:
Change in common stock	(55)	—

Net cash used in financing activities	(55)	—

Effect of exchange rate changes on cash and cash equivalents	462	(109)

Decrease in cash and cash equivalents	(3,884)	(1,883)
Cash and cash equivalents at beginning of period	34,365	6,760

Cash and cash equivalents at end of period	$30,481	$4,877

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
     Condensed Consolidated Financial Statements
     The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments, except as disclosed in the notes) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) but omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2010, previously filed with the SEC.
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
(2) Inventories
          Inventories are summarized as follows (in thousands):

	November 27,	August 28,
	2010	2010

Finished products, including evaluation systems	$7,117	$4,238
Work-in-process	14,436	9,453
Raw materials and purchased parts	14,653	12,454

	$36,206	$26,145

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(3) Accrued Expenses
     Accrued expenses are summarized as follows (in thousands):

	November 27,	August 28,
	2010	2010

Salaries and benefits	$1,759	$1,028
Discretionary compensation and bonus	100	2,964
Vacation	1,117	1,055
Product warranty	1,121	1,127
Other	1,269	1,846

	$5,366	$8,020

(4) Comprehensive Loss
     Other comprehensive loss pertains to revenues, expenses, gains and losses that are not included in the net loss but rather are recorded directly in stockholders’ equity. For the quarters ended November 27, 2010 and November 28, 2009, other comprehensive loss consisted of foreign currency translation adjustments. The components of comprehensive loss are summarized as follows (in thousands):

	Quarters Ended
	November 27, 2010	November 28, 2009
Net loss	($2,502)	($55)
Items of other comprehensive income (loss):
Foreign currency translation	462	(110)

Comprehensive loss	($2,040)	($165)

(5) Stock-Based Compensation
     Stock-based compensation expense for new stock options granted or vested under the Company’s stock incentive plans and employee stock purchase plan was reflected in the condensed consolidated statements of operations for the first quarter of each of fiscal 2011 and 2010 as follows (in thousands):

	Quarters Ended
	November 27,	November 28,
	2010	2009
Cost of goods sold	$22	$18
Selling, general and administrative	122	133
Research and development	43	112

	$187	$263

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it expect to pay dividends in the foreseeable future. There were no options granted during the first quarters of fiscal 2011 and 2010.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     A summary of our option activity for the first quarter of fiscal 2011 is as follows (in thousands, except price per share and contractual term):

		Weighted-average	Weighted-average
		Exercise Price Per	Remaining	Aggregate Intrinsic
	Number of Shares	Share	Contractual Term	Value
Outstanding as of August 28, 2010	3,146	$5.02
Options granted	—	—
Options forfeited	—	—
Options expired	(1)	$8.56
Options exercised	—	—

Outstanding as of November 27, 2010	3,145	$5.02	4.7	$1,037

Exercisable as of November 27, 2010	2,508	$5.67	3.6	$529

     A summary of the status of our unvested option shares as of November 27, 2010 is as follows (in thousands, except fair value amounts):

	Number of	Weighted-average
	Shares	Grant-Date Fair Value
Unvested at August 28, 2010	730	$1.55
Options granted	—	—
Options forfeited	—	—
Options vested	(93)	1.25

Unvested at November 27, 2010	637	$1.59

     As of November 27, 2010, there was $864,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of option shares vested during the first quarters of fiscal 2011 and fiscal 2010 was $187,000 and $263,000, respectively.
(6) Product Warranty
     Warranty provisions and claims for the quarters ended November 27, 2010 and November 28, 2009 were as follows (in thousands):

	November 27,	November 28,
	2010	2009
Beginning balance — warranty accrual	$1,127	$1,702
Warranty provisions	384	(196)
Warranty claims	(390)	(94)

Ending balance — warranty accrual	$1,121	$1,412

     During the first quarter of fiscal 2010, the Company reversed $345,000 of unused prior period warranty accruals associated with improved claims experience.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(7) Marketable Securities and Fair Value Measurements
     As of November 27, 2010, the Company had investments in auction rate securities (“ARS”) reported at a fair value of $3.6 million after reflecting a $0.2 million other than temporary impairment against $3.8 million par value. The other than temporary impairment was recorded in fiscal 2008. The Company valued the majority of its ARS using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. However, the Company valued certain ARS based on the price at which the issuer offered to repurchase such ARS in a conditional tender offer received by the Company in October 2008 from the issuer.
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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The fair value measurements as of November 27, 2010 of cash and cash equivalents, restricted cash and marketable securities are summarized below (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$30,481	$30,481	—	—
Restricted cash	322	322	—	—
Marketable securities	3,612	—	—	$3,612
(8) Contingencies
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
     In October 2009, the Company entered into a settlement agreement with the Office of Export Enforcement for $450,000. The Company paid $5,000 per month for ten months beginning in November 2009. The remaining $400,000 owed under the settlement was suspended for 12 months. The 12 month suspension period expired October 29, 2010. The Company believes it has maintained compliance with all export laws during the suspension period and does not anticipate any additional payments.
(9) Share Repurchase Plan
     In October 2008, the Company authorized the repurchase of up to $3 million of the Company’s common stock to be effected from time to time in transactions in the public markets or in private purchases. The timing and extent of any repurchases will depend upon market conditions, the trading price of the Company’s shares and other factors, subject to the restrictions relating to volume, price and timing of share repurchases under applicable law. The repurchase program may be modified, suspended or terminated at any time by the Company without notice. The Company did not repurchase any of its common stock during fiscal 2010 or the first quarter of fiscal 2011.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(10) Income Taxes
     As of November 27, 2010 and August 28, 2010, the Company had $421,000 and $410,000, respectively, of liabilities recorded related to unrecognized tax benefits. Included in the liability balance as of November 27, 2010 and August 28, 2010 are approximately $376,000 and $360,000, respectively, of unrecognized tax benefits that, if recognized, will affect the Company’s effective tax rate. Accrued interest and penalties on these unrecognized tax benefits were $44,000 as of November 27, 2010 and $49,000 as of August 28, 2010. The Company recognizes potential interest and penalties related to income tax positions, if any, as a component of provision for income taxes on the consolidated statements of operations. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the next twelve months.
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
     The Company recorded income tax benefit of $6,000 in the first quarter of fiscal 2011 related primarily to foreign taxes. The Company recorded an income tax expense of $16,000 in the first quarter of fiscal 2010, primarily related to foreign taxes.
(11) Stock Offering
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
(12) Other Sales Information
     Geographic Information
     International sales were approximately 77% of total sales in the first quarter of fiscal 2011 and approximately 54% of total sales in the first quarter of fiscal 2010. The basis for determining sales by geographic region is the location that the product is shipped to. Included in these percentages and the table below are sales to related parties. Sales by geographic area are summarized as follows (in thousands):

	Quarters Ended
	November 27,	November 28,
	2010	2009
Asia	$3,034	$5,688
Europe	5,298	2,162
Other	6	—

Total International	8,338	7,850
Domestic	2,542	6,767

	$10,880	$14,617

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Singapore accounted for 20%, France accounted for 18%, Germany accounted for 13% and Italy accounted for 10% of total sales in the first quarter of fiscal 2011. South Korea accounted for 33% of total sales in the first quarter of fiscal 2010.
     Customer Information
     The following summarizes significant customers comprising 10% or more of the Company’s trade accounts receivable as of November 27, 2010 and August 28, 2010 and 10% or more of sales for the first quarters of fiscal 2011 and 2010, which includes sales through affiliates to end-users:

	% of Trade Accounts		% of Sales for the Fiscal
	Receivable as of		Quarter Ended
	November 27,	August 28,	November 27,	November 28,
	2010	2010	2010	2009
Customer A	*	*	*	57%
Customer B	11%	17%	28%	*
Customer C	*	14%	*	*
Customer D	37%	19%	*	*
Customer E	*	11%	*	*
Customer F	16%	*	17%	*
Customer G	*	*	11%	*

*	Trade accounts receivable from or sales to respective customer were less than 10% as of the end of or during the fiscal period.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information in this report, except for the historical information, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include, but are not limited to, changes in industry conditions; order delays or cancellations; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the level of new orders; the timing and success of current and future product and process development programs; the success of our direct distribution organization; legal proceedings; the potential impairment of long-lived assets; and the potential adverse financial impacts resulting from declines in the fair value and liquidity of investments we presently hold; as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors set forth in our Form 10-K for the fiscal year ended August 28, 2010. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.
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
Industry
     In December 2010, Gartner forecasted that semiconductor revenues will grow 32 percent, to $300 billion, in calendar 2010, from $228 billion in calendar 2009.*
     Industry analysts, including Gartner, expect demand for smart cell phones, media tablets and LED’s to be key contributors to the expected calendar 2010 and calendar 2011 year-over-year growth. In its December 2010 forecast, Gartner expects semiconductor revenue to increase 5 percent to $314 billion in calendar 2011.*
     Gartner forecasted in December 2010 that capital equipment spending will increase 131 percent in calendar 2010 to $38 billion, from the $17 billion level in calendar 2009.* Gartner expects capital equipment spending to remain relatively flat at $38 billion in calendar 2011.*
Application of Critical Accounting Policies and Estimates
     In accordance with SEC guidance, those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

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
Inventory Provisions Estimation
     We record provisions for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these provisions are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives, forecasted sales demand and recoverability. Results could be materially different if demand for our products decreased because of economic or competitive conditions, length of the industry downturn, or if products become obsolete because of technical advancements in the industry or by us. We recorded approximately $300,000 in the first quarter of fiscal 2011 and $400,000 in the first quarter of fiscal 2010 of additional inventory provisions associated primarily with engineering design changes.
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

     Significant judgment is required in determining unrecognized tax benefits. We have established accruals for unrecognized tax benefits using management’s best judgment and adjust these accruals as warranted by changing facts and circumstances. A change in our accruals in any given period could have a significant impact on our results of operations for that period. The accrual for unrecognized benefits increased by $11,000 for the first quarter of fiscal 2011 and $43,000 for the first quarter of fiscal 2010.

FIRST QUARTER OF FISCAL 2011 COMPARED WITH FIRST QUARTER OF FISCAL 2010
The Company
     The following table sets forth for the fiscal quarter indicated, certain income and expense items as a percent of our total sales.

	Percent of Sales
	November 27,	November 28,
First quarter ended:	2010	2009
Sales	100.0%	100.0%
Cost of goods sold	52.5	55.1

Gross profit	47.5	44.9
Selling, general and administrative	42.9	25.9
Research and development	27.6	18.9

Operating income (loss)	(23.0)	0.1
Other (expense) income, net	(0.1)	(0.4)

Loss before income taxes	(23.1)	(0.3)
Income taxes expense (benefit)	(0.1)	0.1

Net loss	(23.0%)	(0.4%)

Sales Revenues and Shipments
     Sales revenues decreased to $10.9 million for the first quarter of fiscal 2011 as compared to $14.6 million for the first quarter of fiscal 2010. The decrease related primarily to the timing of requested shipments by several of our major customers. International sales were $8.3 million, representing 77% of total sales during the first quarter of fiscal 2011 and $7.8 million, representing 54% of total sales, during the first quarter of fiscal 2010.
     Shipments were $15.6 million in the first quarter of fiscal 2011 as compared to $14.6 million in the first quarter of fiscal 2010.
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
     Gross margin as a percentage of sales was 47.5% for the first quarter of fiscal 2011 compared to 44.9% for the first quarter of fiscal 2010. The increase in gross margin was related to the mix of products sold and the improved manufacturing capacity utilization as a result of higher production levels.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $4.7 million in the first quarter of fiscal 2011 and $3.8 million in the first quarter of fiscal 2010. The increase in selling, general and administrative expenses related primarily to an increase in the number of service employees to support the increase in unit installations and support for product evaluations.

Research and Development Expenses
     Research and development expenses were $3.0 million for the first quarter of fiscal 2011 and $2.8 million for the first quarter of fiscal 2010. The increase related primarily to investments in our ORION® Single Wafer Wet System, applications development and cost reduction efforts.
Income Taxes
     We recorded income tax benefit of $6,000 in the first quarter of fiscal 2011 and income tax expense of $16,000 in the first quarter of fiscal 2010, primarily related to foreign taxes in both periods.
     Our net deferred tax assets on the balance sheet as of November 27, 2010 have been fully reserved for with a valuation allowance. We do not expect to significantly reduce our valuation allowance until we are consistently profitable on a quarterly basis.*
     We have net operating loss carryforwards for federal income tax purposes of approximately $171.0 million, which will begin to expire in fiscal 2011 through fiscal 2030 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year.
Net Loss
     Our net loss was $2.5 million in the first quarter of fiscal 2011 as compared to a net loss of $55,000 in the first quarter of fiscal 2010.
Liquidity and Capital Resources
     Our cash, restricted cash, cash equivalents and marketable securities were approximately $34.4 million as of November 27, 2010, a decrease of $3.9 million from the end of fiscal 2010. The decrease was primarily due to $3.8 million of net cash used for operations and $0.5 million of capital expenditures.
     As of November 27, 2010, we had investments in ARS reported at a fair value of $3.6 million after reflecting a $0.2 million other than temporary impairment against $3.8 million par value. The other than temporary impairment was recorded in fiscal 2008. The ARS we hold are marketable securities with long-term stated maturities for which the interest rates are reset every 28 days through an auction process. There were no redemptions of our ARS in the first quarter of fiscal 2011.
     These ARS may not provide the liquidity to us as we need it, and it could take until the final maturity of the underlying notes (from 25 to 33 years) to realize our investments’ recorded value. Currently, there is a very limited market for any of these securities and future liquidations at this time, if possible, would likely be at a significant discount.
     Accounts receivable decreased $4.6 million from the end of fiscal 2010. The decrease in accounts receivable related primarily to a decrease in shipments to $15.6 million in the first quarter of fiscal 2011 as compared to $29.1 million in the fourth quarter of fiscal 2010. Accounts receivable will fluctuate quarter to quarter depending on individual customers’ timing of shipping dates, payment terms and cash flow conditions. In certain situations, extended payment terms may be granted to customers.
     Inventory was approximately $36.2 million at November 27, 2010 and $26.1 million at the end of fiscal 2010. The increase in inventory related primarily to increases in all inventory categories associated with the shipment of demonstration tools and the building of product in anticipation of future shipments.

     Trade accounts payable increased to $11.2 million as of November 27, 2010 as compared to $8.4 million at the end of fiscal 2010. The increase in trade accounts payable related primarily to the increase in inventory.
     As of November 27, 2010, our current ratio of current assets to current liabilities was 3.7 to 1.0, and working capital was $62.5 million.
     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments due by period
		Less than 1			More than 5
Contractual Obligations:	Total	Year	1-3 years	3-5 years	years
Operating lease obligations	$598	$413	$150	$35	$
Purchase obligations (1)	12,502	12,502	—	—	—
Royalty obligations	193	193	—	—	—
Other long-term commitments (2)	1,125	125	500	500	—

Total	$14,418	$13,233	$650	$535	$—

(1)	Purchase obligations include purchase orders entered into in the ordinary course of business.

(2)	Other long-term commitments represent payments related to minimum royalty payments or discounts granted under a license agreement.
     The contractual obligations table does not include $0.4 million of accruals for unrecognized tax benefits, as the timing of payments or reversals is uncertain.
     Capital expenditures were $476,000 in the first quarter of fiscal 2011, as compared to $353,000 in the first quarter of fiscal 2010.
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
     Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based subsidiaries. As of November 27, 2010, our investments included 100% interests in our Europe and Asia sales and service offices and a 20% interest in Apprecia Technology, Inc., which operates as a distributor for us in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.
     We have direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region and incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks. As of November 27, 2010, we had not entered into any hedging activities and our foreign currency transaction gains and losses for the first quarter of fiscal 2011 were insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.
     We do not have significant exposure to changing interest rates as we currently have no long-term debt. As of November 27, 2010, amortized cost approximated market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The annual impact on income (loss) before income taxes of a 1% change in short-term interest rates would be approximately $344,000 based on cash, restricted cash, cash equivalents and marketable securities balances as of November 27, 2010.
     As of November 27, 2010, our investment portfolio included ARS reported at a fair value of $3.6 million after reflecting a $0.2 million other than temporary impairment against $3.8 million par value. The other than temporary impairment was recorded in fiscal 2008. The interest rates of our ARS are reset every 28 days through an auction process and at the end of each reset period, investors can sell or continue to hold the securities at par.
     The ARS held by us are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. All ARS held by us are rated by the major independent rating agencies and carry investment grade ratings and have not experienced any payment defaults.
     All of our ARS have experienced failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather reflect a lack of liquidity in the market for these securities. Under the contractual terms, the issuer is obligated to pay penalty interest rates should an auction fail. In the event we need to access funds associated with failed auctions, they are not expected to be accessible until a successful auction occurs, the issuer redeems the ARS, a buyer is found outside of the auction process or the underlying securities have matured and are paid upon maturity in accordance with their terms.
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
     There have not been any material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended August 28, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None

ITEM 3.	Defaults upon Senior Securities
     None

ITEM 5.	Other Information
     None

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

FSI INTERNATIONAL, INC.

[Registrant]

DATE: January 4, 2011

By:	/s/ Patricia M. Hollister
Patricia M. Hollister,
Chief Financial Officer on behalf of the Registrant and as Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing
3.1	Restated Articles of Incorporation of the Company. (1)	Incorporated by reference.
3.2	Restated and amended By-Laws. (1)	Incorporated by reference.
3.5	Articles of Amendment of Restated Articles of Incorporation (1)	Incorporated by reference.
31.1	Certification by Principal Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 field with the SEC on March 30, 2010 and incorporated by reference.