Form 10-Q
period 2011-02-26
FSI INTERNATIONAL INC
filed 2011-04-05
CIK 841692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 26, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES ☑ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Common Stock, No Par Value — 38,699,000 shares outstanding as of March 31, 2011.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I. Item 1. FINANCIAL STATEMENTS
FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
FEBRUARY 26, 2011 AND AUGUST 28, 2010
ASSETS
(unaudited)
(in thousands)

	February 26,	August 28,
	2011	2010
Current assets:
Cash and cash equivalents	$31,767	$34,365
Restricted cash	322	322
Trade accounts receivable, net of allowance for doubtful accounts of $112	16,971	18,935
Inventories, net	36,933	26,145
Other receivables	2,560	2,489
Prepaid expenses and other current assets	1,691	1,184

Total current assets	90,244	83,440

Property, plant and equipment, at cost	72,340	71,502
Less accumulated depreciation and amortization	(59,245)	(58,298)

	13,095	13,204

Long-term securities	2,766	3,612
Investment	460	460
Other assets	1,642	1,582

Total assets	$108,207	$102,298

		(continued)
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
FEBRUARY 26, 2011 AND AUGUST 28, 2010
(continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	February 26,	August 28,
	2011	2010
Current liabilities:
Trade accounts payable	$9,372	$8,396
Accrued expenses	5,946	8,020
Deferred profit	5,770	2,669

Total current liabilities	21,088	19,085

Long-term accrued expenses	459	410

Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized, none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 38,699 and 38,554 shares, at February 26, 2011 and August 28, 2010, respectively	245,102	244,796
Accumulated deficit	(162,931)	(165,349)
Accumulated other comprehensive loss	(143)	(870)
Other stockholders’ equity	4,632	4,226

Total stockholders’ equity	86,660	82,803

Total liabilities and stockholders’ equity	$108,207	$102,298

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED FEBRUARY 26, 2011, AND FEBRUARY 27, 2010
(unaudited)
(in thousands, except per share data)

	February 26,	February 27,
	2011	2010
Sales	$30,752	$18,925
Cost of sales	17,703	10,882

Gross margin	13,049	8,043

Selling, general and administrative expenses	4,957	4,267
Research and development expenses	3,172	3,263

Operating income	4,920	513

Interest income	25	22
Gain on sale of marketable securities	—	6
Other (expense) income, net	(26)	62

Income before income taxes	4,919	603

Income tax benefit	(1)	(6)

Net income	$4,920	$609

Net income per common share
Basic	$0.13	$0.02
Diluted	$0.13	$0.02

Weighted average common shares — basic	38,635	31,917
Weighted average common shares — diluted	39,176	32,252
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED FEBRUARY 26, 2011 AND FEBRUARY 27, 2010
(unaudited)
(in thousands, except per share data)

	February 26,	February 27,
	2011	2010
Sales	$41,633	$33,542
Cost of sales	23,413	18,932

Gross margin	18,220	14,610

Selling, general and administrative expenses	9,628	8,061
Research and development expenses	6,172	6,019

Operating income	2,420	530

Interest income	54	51
Gain on sale of marketable securities	—	6
Other expense, net	(63)	(22)

Income before income taxes	2,411	565

Income tax (benefit) expense	(7)	10

Net income	$2,418	$555

Net income per common share
Basic	$0.06	$0.02
Diluted	$0.06	$0.02

Weighted average common shares — basic	38,589	31,777
Weighted average common shares — diluted	38,995	32,017
See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBURARY 26, 2011 AND FEBRUARY 27, 2010
(unaudited)
(in thousands)

	February 26,	February 27,
	2011	2010
OPERATING ACTIVITIES:
Net income	$2,418	$555
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock compensation expense	403	1,128
Gain on sale of marketable securities	—	(6)
Depreciation	1,097	1,329
Loss (gain) on sales of fixed assets	16	(86)
Changes in operating assets and liabilities:
Restricted cash	—	121
Trade accounts receivable	1,964	56
Inventories	(10,788)	(1,548)
Prepaid expenses and other assets	(638)	82
Trade accounts payable	976	3,220
Accrued expenses	(2,022)	(2,105)
Customer deposits	—	303
Deferred profit	3,101	(115)

Net cash (used in) provided by operating activities	(3,473)	2,934

INVESTING ACTIVITIES:
Capital expenditures	(1,004)	(404)
Proceeds from sales of fixed assets	—	86
Decrease in restricted cash	—	375
Sales of marketable securities	846	100

Net cash (used in) provided by investing activities	(158)	157

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	306	194

Net cash provided by financing activities	306	194

Effect of exchange rate changes on cash	727	(255)

(Decrease) increase in cash and cash equivalents	(2,598)	3,030

Cash and cash equivalents at beginning of period	34,365	6,760

Cash and cash equivalents at end of period	$31,767	$9,790

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
     Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments, except as disclosed in the notes) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2010, previously filed with the Securities Exchange Commission (“SEC”). The Company’s fiscal year ends on the last Saturday in August and is comprised of 52 or 53 weeks.
     The Company determined that certain expenses were understated as a result of intercompany transactions being recorded improperly. The error was discovered prior to filing the first quarter fiscal 2011 Form 10-Q and was thought to be limited in nature. During the second quarter of fiscal 2011, additional analysis was performed. The Company corrected the error to properly present its condensed consolidated financial statements as of and for the three and six months ended February 26, 2011 in accordance with generally accepted accounting principles. The Company adjusted beginning accumulated deficit by an immaterial amount of $778,000 to reflect the correction of the cumulative understatement of expenses for periods through August 30, 2008. The Company corrected the remaining understatement of $341,000 related to the fiscal year 2010 within the three months ended November 27, 2010 and $222,000 related to the fiscal year 2009 within the three months ended February 26, 2011.
     As a result of recording the correcting adjustment for the cumulative understatement of expenses for periods though August 30, 2008, the condensed consolidated balance sheet as presented for August 28, 2010 was adjusted. The Company increased accumulated deficit by $778,000 to $165.3 million from $164.6 million. The Company decreased accumulated other comprehensive loss from $1.6 million to $0.9 million.
     As a result of recording the correcting adjustment for the cumulative understatement of expenses for periods subsequent to August 30, 2008, the condensed consolidated statement of operations presented for the three months and six months ended February 26, 2011 was adjusted. Net income for the three months ended February 26, 2011 was reduced by $222,000. Net income for the six months ended February 26, 2011 was reduced by $563,000. The correction had no impact on diluted earnings per share for the three months ended February 26, 2011, and reduced diluted earnings per share by $0.02 to $0.06 for the six months ended February 26, 2011.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The Company has concluded that the impact of this error is not material to any one period within its previously issued financial statements. The Company determined that reflecting the cumulative correction within the financial statements as an immaterial revision to beginning accumulated deficit and as an adjustment to the condensed consolidated statements of operations for the three and six months ended February 26, 2011 is also not material. The Company will reflect the revision to its beginning accumulated deficit for previously issued financial statements in its prospective filings with the SEC.
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
(2)	Inventories, Net
     Inventories, net are summarized as follows (in thousands):

	February 26,	August 28,
	2011	2010
Finished products, including evaluation systems	$6,334	$4,238
Work-in-process	16,198	9,453
Raw materials and purchased parts	14,401	12,454

	$36,933	$26,145

(3)	Accrued Expenses
     Accrued expenses are summarized as follows (in thousands):

	February 26,	August 28,
	2011	2010
Salaries and benefits	$1,247	$1,028
Discretionary compensation and bonus	717	2,964
Vacation	971	1,055
Product warranty	1,208	1,127
Other	1,803	1,846

	$5,946	$8,020

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(4)	Comprehensive Income (Loss)
     Other comprehensive income (loss) pertains to revenues, expenses, gains and losses that are not included in the net income (loss) but rather are recorded directly in stockholders’ equity. For the quarters and six months ended February 26, 2011 and February 27, 2010, other comprehensive income (loss) consisted of the foreign currency translation adjustment. The components of comprehensive income (loss) are summarized as follows (in thousands):

	February 26,	February 27,
	2011	2010
For the Quarters Ended

Net income	$4,920	$609
Item of other comprehensive income (loss):
Foreign currency translation	265	(145)

Comprehensive income	$5,185	$464

For the Six Months Ended

Net income	$2,418	$555
Item of other comprehensive income (loss):
Foreign currency translation	727	(255)

Comprehensive income	$3,145	$300

(5)	Stock-Based Compensation
     Stock-based compensation expense for new stock options granted or vested under the Company’s stock incentive plans and employee stock purchase plan (“ESPP”) was reflected in the statements of operations for the second quarter and first six months of each of fiscal 2011 and 2010 as follows (in thousands):

	Quarters Ended		Six Months Ended
	February 26,	February 27,	February 26,	February 27,
	2011	2010	2011	2010
Cost of sales	$29	$84	$51	$102
Selling, general and administrative	132	372	254	505
Research and development	55	409	98	521

	$216	$865	$403	$1,128

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The following assumptions were used to estimate the fair value of options granted during the second quarter and first six months of fiscal 2011 and 2010 using the Black-Scholes option-pricing model:

	Quarters Ended		Six Months Ended
	February 26,	February 27,	February 26,	February 27,
	2011	2010	2011	2010
Stock options:
Volatility	80.4%	79.9%	80.4%	79.9%
Risk-free interest rates	2.0%	2.4%	2.0%	2.4%
Expected option life	5.5	5.4	5.5	5.4
Stock dividend yield	—	—	—	—

ESPP:
Volatility	80.4%	79.9%	80.4%	79.9%
Risk-free interest rates	0.2%	0.2%	0.2%	0.2%
Expected option life	0.5	0.5	0.5	0.5
Stock dividend yield	—	—	—	—
     A summary of the option activity for the first six months of fiscal 2011 is as follows (in thousands, except price per share and contractual term):

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
Outstanding as of August 28, 2010	3,146	$5.02
Options granted	404	4.62
Options forfeited	—	—
Options expired	(47)	9.63
Options exercised	(85)	1.38

Outstanding as of February 26, 2011	3,418	5.00	5.1	$2,125

Exercisable as of February 26, 2011	2,500	$5.58	3.6	$1,255

     A summary of the status of the unvested options as of February 26, 2011 is as follows (in thousands, except fair value amounts):

		Weighted-average
	Number of	Grant-Date Fair
	Shares	Value
Unvested at August 28, 2010	730	$1.55
Options granted	404	3.11
Options forfeited	—	—
Options vested	(216)	1.36

Unvested at February 26, 2011	918	$2.28

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     As of February 26, 2011, there was $1.9 million of total unrecognized compensation cost related to unvested share-based compensation granted under these plans. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of option shares vested during the second quarter of fiscal 2011 was $216,000, during the first six months of fiscal 2011 was $403,000, during the second quarter of fiscal 2010 was $865,000 and during the first six months of fiscal 2010 was $1,128,000.
(6) Product Warranty
     Warranty provisions and claims for the quarters and six months ended February 26, 2011 and February 27, 2010 were as follows (in thousands):

	Quarters Ended		Six Months Ended
	February 26,	February 27,	February 26,	February 27,
	2011	2010	2011	2010
Beginning balance — warranty accrual	$1,121	$1,412	$1,127	$1,702
Warranty provisions	482	161	519	346
Warranty claims	(268)	(191)	(658)	(285)
Change in estimates	(127)	(230)	220	(611)

Ending balance — warranty accrual	$1,208	$1,152	$1,208	$1,152

(7)	Marketable Securities and Fair Value Measurements
     During the second quarter of fiscal 2011, the Company sold $0.9 million par value of auction rate securities (“ARS) for the book value of $0.8 million.
     As of February 26, 2011, the Company had investments in ARS reported at a fair value of $2.8 million after reflecting a $0.1 million other-than-temporary impairment against $2.9 million par value. The other-than-temporary impairment was recorded in fiscal 2008. The Company valued the majority of its ARS using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements.
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
     The remaining $2.9 million par value ARS held by the Company as of February 26, 2011 are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education and are classified as long-term. All of the ARS held by the Company continue to carry investment grade ratings and have not experienced any payment defaults. ARS that did not successfully auction, reset to the maximum interest rate as prescribed in the underlying indenture and all of the Company’s holdings continue to be current with their interest payments. If uncertainties in the credit and capital markets continue, these markets deteriorate further or any ARS the Company holds are downgraded by the rating agencies, the Company may be required to recognize additional impairment charges.

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
     The fair value measurements as of February 26, 2011 of cash and cash equivalents, restricted cash and marketable securities are summarized below (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$31,767	$31,767	—	—
Restricted cash	322	322	—	—
Marketable securities	2,766	—	—	$2,766
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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
(9) Share Repurchase Plan
     In October 2008, the Company authorized the repurchase of up to $3 million of the Company’s common stock to be effected from time to time in transactions in the public markets or in private purchases. The timing and extent of any repurchases will depend upon market conditions, the trading price of the Company’s shares and other factors, subject to the restrictions relating to volume, price and timing of share repurchases under applicable law. The repurchase program may be modified, suspended or terminated at any time by the Company without notice. The Company did not repurchase any of its common stock during fiscal 2010 or the first half of fiscal 2011.
(10) Income Taxes
     As of February 26, 2011 and August 28, 2010, the Company had $459,000 and $410,000, respectively, of liabilities recorded related to unrecognized tax benefits. Included in the liability balance as of February 26, 2011 and as of August 28, 2010 are approximately $416,000 and $360,000, respectively, of unrecognized tax benefits that, if recognized, will affect the Company’s effective tax rate. Accrued interest and penalties on these unrecognized tax benefits as of February 26, 2011 and August 28, 2010 were $43,000 and $50,000, respectively. The Company recognizes potential interest and penalties related to income tax positions, if any, as a component of the provision for income taxes on the consolidated statements of operations. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the next twelve months.
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
     The Company recorded an income tax benefit of $1,000 in the second quarter of fiscal 2011 and an income tax benefit of $7,000 in the first half of fiscal 2011 related primarily to foreign taxes and a refundable Minnesota research and development credit. The Company recorded an income tax benefit of $6,000 in the second quarter fiscal 2010 and income tax expense of $10,000 in the first half fiscal 2010 related primarily to foreign taxes.
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
(12) Other Sales Information

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Geographic Information
     International sales were approximately 46% of total sales in the second quarter of fiscal 2011, approximately 49% of total sales in the second quarter of fiscal 2010, 54% of total sales in the first six months of fiscal 2011 and 51% of total sales in the first six months of fiscal 2010. The basis for determining sales by geographic region is the location that the product is shipped to. Included in these percentages and the table below are sales to related parties. Sales by geographic area are summarized as follows (in thousands):

	Quarters Ended		Six Months Ended
	February 26,	February 27,	February 26,	February 27,
	2011	2010	2011	2010
Asia	$7,002	$6,860	$10,036	$12,548
Europe	7,043	2,347	12,341	4,509
Other	16	2	22	2

Total International	14,061	9,209	22,399	17,059
Domestic	16,691	9,716	19,234	16,483

	$30,752	$18,925	$41,633	$33,542

     South Korea accounted for 14% of total sales in the second quarter of fiscal 2011, 21% of total sales in the second quarter of fiscal 2010, 11% of total sales in the first six months of fiscal 2011 and 27% of total sales in the first six months of fiscal 2010. France accounted for 10% of total sales in the second quarter of fiscal 2011 and 12% of total sales in the first six months of fiscal 2011. Singapore accounted for 12% of total sales in the second quarter of fiscal 2010.
     Customer Information
     The following summarizes significant customers comprising 10% or more of the Company’s trade accounts receivable as of February 26, 2011 and August 28, 2010 and 10% or more of sales for the second quarters and first six months of fiscal 2011 and 2010, which includes sales through related parties to end-users:

	% of Trade Accounts		% of Sales for the Fiscal Quarter		% of Sales for the First Six
	Receivable as of		Ended		Months Ended
	February 26,	August 28,	February 26,	February 27,	February 26,	February 27,
	2011	2010	2011	2010	2011	2010
Customer A	27%	*	51%	31%	38%	42%
Customer B	*	*	*	25%	*	15%
Customer C	*	*	*	10%	*	*
Customer D	*	17%	12%	*	16%	*
Customer E	*	14%	*	*	*	*
Customer F	31%	19%	*	*	*	*
Customer G	*	11%	*	*	*	*

*	Trade accounts receivable from or sales to respective customer were less than 10% as of the end of or during the fiscal period.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information in this report, except for the historical information, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include, but are not limited to changes in industry conditions; order delays or cancellations; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the level of new orders; the timing and success of current and future product and process development programs; the success of our direct distribution organization; legal proceedings; the potential impairment of long-lived assets; and the potential adverse financial impacts resulting from declines in the fair value and liquidity of investments we presently hold; the impact of natural disasters on parts and consumables supply and demand for products; as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors set forth in our Form 10-K for the fiscal year ended August 28, 2010. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.
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
Industry
     In March 2011, Gartner reported that calendar 2010 semiconductor revenue grew 32 percent, to $300 billion, from $228 billion in calendar 2009. In March 2011, Gartner also forecasted that semiconductor revenues would grow 6.2 percent to $319 billion in calendar 2011.* The calendar 2011 year-over-year increase is expected to be led by NAND flash and foundry revenue growth.
     Industry analysts, including Gartner, expect demand for smart cell phones, media tablets and automotive electronics to be key contributors to the calendar 2010 growth and the expected growth in semiconductor revenue in calendar 2011.
     In March 2011, Gartner reported that capital equipment spending grew 137 percent in calendar 2010 and raised its calendar 2011 spending forecast to 12.4 percent growth from a 1.0 percent decrease forecasted in December 2010.
     With the projected growth in the demand for semiconductor devices (and the expected growth in the number of transistors per unit), we expect that the semiconductor manufacturers will need to increase production capacity. Some foundry and NAND producers have announced or begun construction projects to increase capacity. Since silicon wafer and equipment suppliers have not completed development activities, we do not believe that device manufacturers will, in the near term, be able to increase production through a wafer size increase from 300mm to 450mm diameter silicon wafers.
     Therefore, we believe device manufacturers currently are focused on smaller feature sizes, such as transitioning from 45nm to 28nm manufacturing technology, and yield improvements (the number of devices that can be sold divided by the total number of wafers that fit on a silicon wafer). Therefore, we believe that both of these factors are contributing to increased interest in our ORION® and ANTARES® products.
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
     We collect various sales and value-added taxes on certain product and service sales. These product and service sales are accounted for on a net basis.
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
     During the second quarter of fiscal 2011, we reversed $127,000, during the second quarter of fiscal 2010, we reversed $230,000 and during the first six months of fiscal 2010, we reversed $611,000 of unused prior period warranty accruals associated with improved claims experience.
Inventory Provisions Estimation
     We record provisions for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these provisions are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives, forecasted sales demand and recoverability. Results could be materially different if demand for our products decreased because of economic or competitive conditions, length of the industry downturn, or if products become obsolete because of technical advancements in the industry or by us. In the second quarter of fiscal 2011, we recorded approximately $425,000, in the first six months of fiscal 2011, we recorded approximately $725,000, in the second quarter of fiscal 2010, we recorded approximately $460,000 and in the first six months of fiscal 2010 we recorded approximately $870,000 of additional inventory provisions associated primarily with engineering design changes.
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
Stock-Based Compensation

     We utilize the Black-Scholes option-pricing model to estimate the fair value of each award on the date of grant. The Black-Scholes model requires the input of certain assumptions that involve management judgment. Key assumptions that affect the calculation of fair value include the expected life of stock-based awards and our stock price volatility. Additionally, we expense only those shares expected to vest. The assumptions used in calculating the fair value of stock-based awards and the forfeiture rate of such awards reflect management’s best estimates. However, circumstances may change and additional data may become available over time, which could result in changes to these assumptions that materially impact the fair value determination of future awards or their estimated rate of forfeiture.
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
     Significant judgment is required in determining unrecognized tax benefits. We have established accruals for unrecognized tax benefits using management’s best judgment and adjust these accruals as warranted by changing facts and circumstances. A change in our accruals in any given period could have a significant impact on our results of operations for that period. The accrual for unrecognized benefits increased by $49,000 for the first six months of fiscal 2011 and decreased by $9,000 for the six months of fiscal 2010.
SECOND QUARTER AND FIRST HALF OF FISCAL 2011 COMPARED WITH SECOND QUARTER AND FIRST HALF OF FISCAL 2010
The Company
     The following table sets forth on a consolidated basis, for the fiscal periods indicated, certain income and expense items as a percent of total sales.

	Percent of Sales		Percent of Sales
	Quarter Ended		Six Months Ended
	February 26,	February 27,	February 26,	February 27,
	2011	2010	2011	2010
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.6	57.5	56.3	56.4

Gross margin	42.4	42.5	43.7	43.6
Selling, general and administrative	16.1	22.6	23.1	24.0
Research and development	10.3	17.2	14.8	18.0

Operating income	16.0	2.7	5.8	1.6
Other income, net	—	0.5	—	0.1

Income before income taxes	16.0	3.2	5.8	1.7
Income tax (benefit) expense	—	—	—	—

Net income	16.0%	3.2%	5.8%	1.7%

Revenue and Shipments
     Sales revenue increased to $30.8 million for the second quarter of fiscal 2011 as compared to $18.9 million for the second quarter of fiscal 2010. The increase related primarily to an increase in shipments from $18.6 million in the second quarter of fiscal 2010 to $33.4 million in the second quarter of fiscal 2011. Sales revenue increased to $41.6 million for the first half of fiscal 2011 as compared to $33.5 million for the first half of fiscal 2010. The increase related primarily to an increase in shipments from $33.2 million in the first half of fiscal 2010 to $49.1 million in the first half of fiscal 2011. The increases in the fiscal 2011 periods as compared to the fiscal 2010 periods were primarily in shipments to Europe and domestic shipments. The increases in shipments to Europe related to improved spares and service and legacy products activity, and the increases in domestic shipments related to improved ANTARES system activity. Overall, the increases were associated with industry and overall global economic conditions.
     Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Therefore, depending on timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or, due to timing of acceptance, sales revenue may exceed shipments.
     International revenue was $14.1 million, representing 46% of total revenue, during the second quarter of fiscal 2011 and $9.2 million, representing 49% of total revenue, during the second quarter of fiscal 2010. International revenue was $22.4 million, representing 54% of total revenue, during the first half of fiscal 2011 and $17.1 million, representing 51% of total revenue, during the first half of fiscal 2010.
Gross Margin
     Our gross profit margin fluctuates due to a number of factors, including the mix of products sold; initial product placement discounts; utilization of manufacturing capacity; and the competitive pricing environment.
     Gross margin as a percentage of sales for the second quarter of fiscal 2011 was relatively flat at 42.4% as compared to 42.5% for the second quarter of fiscal 2010. Gross margin as a percentage of sales for the first half of fiscal 2011 was also relatively flat at 43.7% as compared to 43.6% for the first half of fiscal 2010.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $5.0 million in the second quarter of fiscal 2011 as compared to $4.3 million for the second quarter of fiscal 2010. Selling, general and administrative expenses were $9.6 million for the first half of fiscal 2011 as compared to $8.1 million for the same period in fiscal 2010. The increases in the year-over-year selling, general and administrative expenses related primarily to an increase in the number of service employees needed to support the increase in unit installations and support for product evaluations, resulting in higher salary and travel expenses. The increases in the fiscal 2011 periods also related to discretionary compensation expense recorded in the second quarter of fiscal 2011. There was no discretionary compensation expense recorded in the fiscal 2010 periods. The increases were partially offset by lower non-cash stock compensation of $132,000 in the second quarter of fiscal 2011 as compared to $372,000 in the second quarter of fiscal 2010 and $254,000 in the first half of fiscal 2011 as compared to $505,000 in the first half of fiscal 2010. The higher non-cash stock compensation expense in the fiscal 2010 periods was due to vesting under our employee stock purchase plan and the increase in our stock price.
Research and Development Expenses
     Research and development expenses were $3.2 million for the second quarter of fiscal 2011 as compared to $3.3 million for the same period in fiscal 2010. Research and development expenses were $6.2 million for the first six months of fiscal 2011 as compared to $6.0 million for the first six months of fiscal 2010. The amounts were impacted by lower non-cash stock compensation expense of $55,000 in the second quarter of fiscal 2011 as compared to $409,000 in the second quarter of fiscal 2010 and $98,000 in the first half of fiscal 2011 as compared to $521,000 in the first half of fiscal 2010. The higher non-cash stock compensation expense in the fiscal 2010 periods was due to vesting under our employee stock purchase plan and the increase in our stock price. The net increase in the first half of fiscal 2011 as compared to the first half of fiscal 2010 related primarily to investments in our ORION Single Wafer Wet System.
Income Taxes
     We recorded an income tax benefit of $1,000 in the second quarter of fiscal 2011 and an income tax benefit of $7,000 in the first half of fiscal 2011 related primarily to foreign taxes and a refundable Minnesota research and development credit. We recorded an income tax benefit of $6,000 in the second quarter of fiscal 2010 and an income tax expense of $10,000 in the first half of fiscal 2010 related primarily to foreign taxes.
     Our deferred tax assets on our balance sheet as of February 26, 2011 have been fully reserved with a valuation allowance. We do not expect to significantly reduce our valuation allowance until we are consistently profitable on a quarterly basis.*
     We have net operating loss carryforwards for federal income tax purposes of approximately $164.5 million, which will begin to expire in fiscal 2011 through fiscal 2030 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year. We do not anticipate significant income tax expenses or benefits for the foreseeable future, other than for foreign tax purposes.*
Net Income
     Net income was $4.9 million in the second quarter of fiscal 2011 as compared to a net income of $0.6 million in the second quarter of fiscal 2010. Net income was $2.4 million for the first half of fiscal 2011 as compared to a net income of $0.6 million for the first half of fiscal 2010.
Liquidity and Capital Resources
     Our cash, restricted cash, cash equivalents and long-term securities were approximately $34.9 million as of February 26, 2011, a decrease of $3.4 million from the end of fiscal 2010. The decrease was due primarily to $3.5 million of cash used for operations and $1.0 million of capital expenditures. The decrease was partially offset by proceeds from the issuance of common stock of $0.3 million.
     As of February 26, 2011, we had investments in ARS reported at a fair value of $2.8 million after reflecting a $0.1 million other-than-temporary impairment against $2.9 million par value. The other-than-temporary impairment was recorded in fiscal 2008. The ARS we hold are marketable securities with long-term stated maturities for which the interest rates are reset every 28 days through an auction process. During the second quarter of fiscal 2011, we sold $0.9 million par value of ARS for the book value of $0.8 million.
     These ARS may not provide the liquidity to us as we need it, and it could take until the final maturity of the underlying notes (from 25 to 33 years) to realize our investments’ recorded value. Currently, there is a very limited market for any of these securities and future liquidations at this time, if possible, would likely be at a significant discount.
     Accounts receivable decreased $2.0 million from $18.9 million at the end of fiscal 2010. The decrease in accounts receivable related primarily to the timing of shipments within the second quarter of fiscal 2011 in which a greater portion shipped at the beginning of the quarter than in the fourth quarter of fiscal 2010. Accounts receivable will fluctuate quarter to quarter depending on individual customers’ timing of shipping dates and payment terms.
     Inventory was approximately $36.9 million at February 26, 2011 and $26.1 million at the end of fiscal 2010. The increase in inventory related primarily to an increase in work in process inventory related to the production of additional ORION and ANTARES systems required to support our ongoing customer evaluation programs and to meet an increase in demand for these products.
     Trade accounts payable increased to $9.4 million as of February 26, 2011 as compared to $8.4 million at the end of fiscal 2010. The increase in trade accounts payable related primarily to the timing of inventory receipts and payments to vendors.
     As of February 26, 2011, our current ratio of current assets to current liabilities was 4.3 to 1.0, and working capital was $69.2 million.
     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments due by period
		Less than			More than 5
	Total	1 Year	1-3 years	3-5 years	years
Contractual Obligations:
Operating lease obligations	$438	$290	$123	$25	$—
Purchase obligations (1)	14,131	14,131	—	—	—
Royalty obligations	790	790	—	—	—
Other long-term commitments (2)	1,250	125	500	500	125

Total	$16,609	$15,336	$623	$525	$125

(1)	Purchase obligations include purchase orders entered into in the ordinary course of business.

(2)	Other long-term commitments represent payments related to minimum royalty payments or discounts granted under a license agreement.
     The contractual obligations table does not include $0.5 million of accruals for unrecognized tax benefits, as the timing of payments or reversals is uncertain.
     Capital expenditures were $1.0 million in the first half of fiscal 2011 and $404,000 in the first half of fiscal 2010.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in our foreign-based affiliates. As of February 26, 2011, our investments included a 100% interest in our sales and service offices located in Europe and Asia and a 20% interest in Apprecia Technology, Inc., which operates as our distributor in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.
     We have direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region and incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks. As of February 26, 2011, we had not entered into any hedging activities and our foreign currency transaction gains and losses for the second quarter and first six months of fiscal 2011 were insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.
     We do not have significant exposure to changing interest rates as we currently have no long-term debt. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The annual impact on income before income taxes of a 1% change in short-term interest rates would be approximately $349,000 based on our cash and cash equivalents, restricted cash and long-term marketable securities balances as of February 26, 2011.
     As of February 26, 2011, our investment portfolio included ARS reported at a fair value of $2.8 million after reflecting a $0.1 million other-than-temporary impairment against $2.9 million par value. The interest rates of our ARS are reset every 28 days through an auction process and at the end of each reset period, assuming no failed auction, investors can sell or continue to hold the securities at par.
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
     We determined and recorded an other-than-temporary impairment of approximately $0.4 million in fiscal 2008. Approximately $0.1 million of this other-than-temporary impairment was reversed in fiscal 2009 due to the redemption of approximately $3.0 million ARS at par value, and approximately $6,000 of this other-than-temporary impairment was reversed in the second quarter of fiscal 2010 due to the redemption of approximately $0.1 million ARS at par value. In the second quarter of fiscal 2011, approximately $54,000 of this other-than-temporary impairment was reversed due to the sale of $0.9 million ARS at book value of $0.8 million. If the issuers of our ARS are unable to successfully close future auctions or do not redeem the ARS, or the United States government fails to support its guaranty of the obligations, we may be required to record additional impairment charges.

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
ITEM 1.A. Risk Factors
     There have not been any material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended August 28, 2010, except as set forth below.
We cannot predict the impact that recent events in Japan may have on our business and operations.
     On March 11, 2011, Japan experienced an 8.9 magnitude earthquake, triggering a tsunami that lead to widespread damage and business interruption. We have not identified any material impacts on our business at this time, but cannot predict what, if any, impact the current interruptions in Japan may have on our operations in the future.
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

DATE: April 5, 2011

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