Form 10-Q
period 2011-05-28
FSI INTERNATIONAL INC
filed 2011-06-30
CIK 841692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2011

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common Stock, No Par Value – 38,742,000 shares outstanding as of June 27, 2011

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I. ITEM 1. FINANCIAL INFORMATION

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 28, 2011 AND AUGUST 28, 2010

ASSETS

(unaudited)

(in thousands)

	May 28, 2011	August 28, 2010
Current assets:
Cash and cash equivalents	$27,240	$34,365
Restricted cash	322	322
Trade accounts receivable, net of allowance for doubtful accounts of $112	17,749	18,935
Inventories, net	45,667	26,145
Other receivables	2,595	2,489
Prepaid expenses and other current assets	1,925	1,184

Total current assets	95,498	83,440

Property, plant and equipment, at cost	73,121	71,502
Less accumulated depreciation	(59,503)	(58,298)

	13,618	13,204

Long-term marketable securities	1,907	3,612
Investment	460	460
Other assets	1,669	1,582

Total assets	$113,152	$102,298

(continued)

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 28, 2011 AND AUGUST 28, 2010

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	May 28, 2011	August 28, 2010

Current liabilities:
Trade accounts payable	$10,243	$8,396
Accrued expenses	6,864	8,020
Customer deposits	342	—
Deferred profit	4,073	2,669

Total current liabilities	21,522	19,085

Long-term accrued expenses	446	410

Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized; none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 38,742 and 38,554 shares, at May 28, 2011 and August 28, 2010, respectively	245,232	244,796
Accumulated deficit	(158,820)	(165,349)
Accumulated other comprehensive loss	(82)	(870)
Other stockholders’ equity	4,854	4,226

Total stockholders’ equity	91,184	82,803

Total liabilities and stockholders’ equity	$113,152	$102,298

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED MAY 28, 2011 AND MAY 29, 2010

(unaudited)

(in thousands, except per share data)

	May 28, 2011	May 29, 2010

Sales	$25,598	$28,653
Cost of sales	13,731	14,930

Gross margin	11,867	13,723

Selling, general and administrative expenses	4,675	4,716
Research and development expenses	3,155	3,398

Operating income	4,037	5,609

Interest income	25	22
Other income, net	55	323

Income before income taxes	4,117	5,954

Income tax expense	6	90

Net income	$4,111	$5,864

Net income per common share:
Basic	$0.11	$0.18
Diluted	$0.10	$0.18

Weighted average common shares – basic	38,714	32,160
Weighted average common shares – diluted	39,248	32,606

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED MAY 28, 2011 AND MAY 29, 2010

(unaudited)

(in thousands, except per share data)

	May 28, 2011	May 29, 2010

Sales	$67,231	$62,195
Cost of sales	37,144	33,863

Gross margin	30,087	28,332

Selling, general and administrative expenses	14,303	12,777
Research and development expenses	9,327	9,417

Operating income	6,457	6,138

Interest income	79	73
Gain on sale of securities	—	6
Other (expense) income, net	(8)	302

Income before income taxes	6,528	6,519

Income tax (benefit) expense	(1)	100

Net income	$6,529	$6,419

Net income per common share:
Basic	$0.17	$0.20
Diluted	$0.17	$0.20

Weighted average common shares – basic	38,631	31,905
Weighted average common shares – diluted	39,079	32,211

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MAY 28, 2011 AND MAY 29, 2010

(unaudited)

(in thousands)

	May 28, 2011	May 29, 2010
OPERATING ACTIVITIES:
Net income	$6,529	$6,419
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock compensation expense	677	1,271
Gain on sale of securities	—	(6)
Depreciation	1,582	1,961
Loss (gain) on disposition of fixed assets	16	(88)
Changes in operating assets and liabilities:
Restricted cash	—	121
Trade accounts receivable	1,186	(10,318)
Inventories	(19,522)	(3,463)
Prepaid expenses and other assets	(934)	(246)
Trade accounts payable	1,847	4,645
Accrued expenses	(1,169)	(54)
Customer deposits	342	210
Deferred profit	1,404	111

Net cash (used in) provided by operating activities	(8,042)	563

INVESTING ACTIVITIES:
Capital expenditures	(2,012)	(541)
Proceeds from sales of property, plant and equipment	—	88
Decrease in restricted cash	—	375
Sales of marketable securities	1,705	100

Net cash (used in) provided by investing activities	(307)	22

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	436	383

Net cash provided by financing activities	436	383

Effect of exchange rate changes on cash and cash equivalents	788	(376)

(Decrease) increase in cash and cash equivalents	(7,125)	592

Cash and cash equivalents at beginning of period	34,365	6,760

Cash and cash equivalents at end of period	$27,240	$7,352

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies

FSI International, Inc. (the “Company” or “FSI”) is a global supplier of surface conditioning equipment (process equipment that is used to etch and clean organic and inorganic materials from the surfaces of a silicon wafer), and technology and support services for microelectronics manufacturing. The Company’s broad portfolio of batch and single-wafer cleaning products includes process technologies for immersion (a method used to clean silicon wafers by immersing the wafers in multiple tanks filled with process chemicals), spray (sprays chemical mixtures, water and nitrogen in a variety of sequences on to the microelectronic substrate), vapor (utilizes gas phase chemistries to selectively remove sacrificial surface films) and CryoKinetic (a momentum transfer process used to remove non-chemically bonded particles from the surface of a microelectronic device). The Company’s support services programs provide product and process enhancements to extend the life of installed FSI equipment.

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

As a result of recording the correcting adjustment for the cumulative understatement of expenses for periods through August 30, 2008, the condensed consolidated balance sheet as presented for August 28, 2010 was adjusted. The Company increased accumulated deficit by $778,000 to $165.3 million from $164.6 million. The Company decreased accumulated other comprehensive loss from $1.6 million to $0.9 million.

As a result of recording the correcting adjustment for the cumulative understatement of expenses for periods subsequent to August 30, 2008, the condensed consolidated statement of operations presented for the nine months ended May 28, 2011 was adjusted. Net income for the nine months ended May 28, 2011 was reduced by $563,000. The correction reduced diluted earnings per share by $0.01 to $0.17 for the nine months ended May 28, 2011.

The Company has concluded that the impact of this error is not material to any one period within its previously issued financial statements. The Company determined that reflecting the cumulative correction within the financial statements as an immaterial revision to beginning accumulated deficit and as an adjustment to the condensed

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

consolidated statements of operations for the nine months ended May 28, 2011 is also not material. The Company will reflect the revision to its beginning accumulated deficit for previously issued financial statements in its prospective filings with the SEC.

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

	May 28, 2011	August 28, 2010

Finished products, including evaluation systems	$6,402	$4,238
Work-in-process	21,088	9,453
Raw materials	18,177	12,454

	$45,667	$26,145

(3)	Accrued Expenses

Accrued expenses are summarized as follows (in thousands):

	May 28, 2011	August 28, 2010

Salaries and benefits	$1,753	$1,028
Discretionary compensation and bonus	687	2,964
Vacation	1,162	1,055
Product warranty	1,229	1,127
Other	2,033	1,846

	$6,864	$8,020

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4)	Comprehensive Income

Other comprehensive income pertains to revenues, expenses, gains and losses that are not included in the net income but rather are recorded directly in stockholders’ equity. The components of comprehensive income are summarized as follows (in thousands):

	Quarters Ended		Nine Months Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010

Net income	$4,111	$5,864	$6,529	$6,419
Foreign currency translation	61	(121)	788	(376)

Comprehensive income	$4,172	$5,743	$7,317	$6,043

(5)	Stock-Based Compensation

Stock-based compensation expense for stock options granted or vested under the Company’s stock incentive plans and employees stock purchase plan (“ESPP”) was reflected in the condensed consolidated statements of operations for the third quarter and first nine months of each of fiscal 2011 and 2010 as follows (in thousands):

	Quarters Ended		Nine Months Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010

Cost of sales	$34	$16	$85	$117
Selling, general and administrative	173	82	427	587
Research and development	67	46	165	567

	$274	$144	$677	$1,271

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it expect to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the first nine months of fiscal 2011 and fiscal 2010 using the Black-Scholes option-pricing model:

	Nine Months Ended
	May 28, 2011	May 29, 2010
Stock options:
Volatility	80.4%	79.9%
Risk-free interest rate	2.0%	2.4%
Expected option life	5.5	5.4
Stock dividend yield	—	—

ESPP:
Volatility	80.4%	79.9%
Risk-free interest rate	0.2%	0.2%
Expected option life	0.5	0.5
Stock dividend yield	—	—

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

There were no stock options granted under the Company’s option plan or under the ESPP in the third quarter of fiscal 2011 or fiscal 2010.

A summary of option activity for the first nine months of fiscal 2011 is as follows (in thousands, except price per share and contractual term):

	Number of Shares	Weighted- average Exercise Price Per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of August 28, 2010	3,146	$5.02
Options granted	404	4.62
Options forfeited	—	—
Options expired	(301)	8.36
Options exercised	(128)	1.92

Outstanding as of May 28, 2011	3,121	$4.77	5.3	$3,194

Exercisable as of May 28, 2011	2,309	$5.22	4.0	$2,111

The intrinsic value of options exercised during the third quarter of fiscal 2011 was $77,000 and during the first nine months of fiscal 2011 was $328,000.

A summary of the status of the Company’s unvested options as of May 28, 2011 is as follows (in thousands, except fair value amounts):

	Number of Shares	Weighted-average Grant-Date Fair Value

Unvested at August 28, 2010	730	$1.55
Options granted	404	3.11
Options forfeited	—	—
Options vested	(322)	1.55

Unvested at May 28, 2011	812	$2.35

As of May 28, 2011, there was $1,674,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of option shares vested was $274,000 during the third quarter of fiscal 2011, $677,000 during the first nine months of fiscal 2011, $144,000 during the third quarter of fiscal 2010, and $1,271,000 during the first nine months of fiscal 2010.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6)	Product Warranty

Warranty provisions and claims for the quarters and nine months ended May 28, 2011 and May 29, 2010 were as follows (in thousands):

	Quarters Ended		Nine Months Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010

Beginning balance – warranty accrual	$1,208	$1,152	$1,127	$1,702
Warranty provisions	268	153	787	499
Warranty claims	(247)	(261)	(905)	(547)
Change in estimates	—	—	220	(610)

Ending balance – warranty accrual	$1,229	$1,044	$1,229	$1,044

(7)	Marketable Securities and Fair Value Measurements

During the first nine months of fiscal 2011, the Company sold $1.8 million par value of auction rate securities (“ARS”) for the book value of $1.7 million.

The Company accounts for its marketable securities as available-for-sale and reports them at fair market value. As of May 28, 2011, the Company had investments in ARS reported at a fair value of $1.9 million after reflecting a $0.1 million other-than-temporary impairment against $2.0 million par value. The other-than-temporary impairment was recorded in fiscal 2008. The Company valued the majority of its ARS using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements.

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

The remaining $2.0 million par value ARS held by the Company as of May 28, 2011 are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education and are classified as long-term. All of the ARS held by the Company continue to carry investment grade ratings and have not experienced any payment defaults. ARS that did not successfully auction, reset to the maximum interest rate as prescribed in the underlying indenture and all of the Company’s holdings continue to be current with their interest payments. If uncertainties in the credit and capital markets continue, these markets deteriorate further or any ARS the Company holds are downgraded by the rating agencies, the Company may be required to recognize additional impairment charges.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The fair value measurements as of May 28, 2011 of cash and cash equivalents, restricted cash and marketable securities are summarized below (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$27,240	$27,240	—	—
Restricted cash	322	322	—	—
Marketable securities	1,907	—	—	$1,907

The fair value measurements as of August 28, 2010 of cash and cash equivalents, restricted cash and marketable securities are summarized below (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$34,365	$34,365	—	—
Restricted cash	322	322	—	—
Marketable securities	3,612	—	—	$3,612

(8)	Income Taxes

As of May 28, 2011 and August 28, 2010, the Company had $446,000 and $410,000, respectively, of liabilities recorded related to unrecognized tax benefits. Included in the liability balance as of May 28, 2011 and as of August 28, 2010 are approximately $409,000 and $360,000, respectively, of unrecognized tax benefits that, if recognized, will affect the Company’s effective tax rate. Accrued interest and penalties on these unrecognized tax benefits as of May 28, 2011 and August 28, 2010 were $37,000 and $50,000, respectively. The Company recognizes potential interest and penalties related to income tax positions, if any, as a component of provision for income taxes on the consolidated statements of operations. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the next twelve months.

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

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company recorded an income tax expense of $6,000 in the third quarter fiscal 2011 and an income tax benefit of $1,000 for the first nine months of fiscal 2011 related primarily to foreign taxes and a refundable Minnesota research and development credit. The Company recorded an income tax expense of $90,000 in the third quarter fiscal 2010 and an income tax expense of $100,000 for the first nine months fiscal 2010 related primarily to foreign taxes.

(9)	Contingencies

In late calendar 2006, the Company determined that certain of its replacement valves, pumps and heaters could fall within the scope of United States export licensing regulations applicable to products that could be used in connection with chemical weapons processes. The Company determined that these regulations require it to obtain licenses to ship some of its replacement spare parts, spare parts kits and assemblies to customers in certain controlled countries as defined in the export licensing regulations. During the second quarter of fiscal 2007, the Company was granted licenses to ship replacement spare parts, spare parts kits and assemblies to all customers in the controlled countries where the Company conducts business.

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

(10)	Share Repurchase Plan

In October 2008, the Company authorized the repurchase of up to $3 million of the Company’s common stock to be effected from time to time in transactions in the public markets or in private purchases. The timing and extent of any repurchases will depend upon market conditions, the trading price of the Company’s shares and other factors, subject to the restrictions relating to volume, price and timing of share repurchases under applicable law. The repurchase program may be modified, suspended or terminated at any time by the Company without notice. The Company did not repurchase any of its common stock during fiscal 2010 or the first nine months of fiscal 2011.

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

Geographic Information

International sales were approximately 62% of total sales in the third quarter of fiscal 2011, approximately 63% of total sales in the third quarter of fiscal 2010, 57% of total sales in the first nine months of fiscal 2011 and 56% of total sales in the first nine months of fiscal 2010. The basis for determining sales by geographic region is the location that the product is shipped to. Included in these percentages and the table below are sales to related parties. Sales by geographic area are summarized as follows (in thousands):

	Quarters Ended		Nine Months Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Asia	$10,016	$14,852	$20,051	$27,400
Europe	5,781	3,118	18,123	7,626
Other	33	1	55	4

Total International	15,830	17,971	38,229	35,030
Domestic	9,768	10,682	29,002	27,165

	$25,598	$28,653	$67,231	$62,195

South Korea accounted for 19% of total sales in the third quarter of fiscal 2011, 41% of total sales in the third quarter of fiscal 2010, 14% of total sales in the first nine months of fiscal 2011 and 33% of total sales in the first nine months of fiscal 2010.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Customer Information

The following summarizes significant customers comprising 10% or more of the Company’s trade accounts receivable as of May 28, 2011 and August 28, 2010 and 10% or more of sales for the third quarters and first nine months of fiscal 2011 and 2010, which includes sales through related parties to end-users:

	% of Trade Accounts Receivable as of		% of Sales for the Fiscal Quarter Ended		% of Sales for the First Nine Months Ended
	May 28, 2011	August 28, 2010	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Customer A	14%	*	35%	44%	37%	43%
Customer B	*	17%	*	*	12%	*
Customer C	*	14%	*	16%	*	*
Customer D	13%	10%	*	*	*	*
Customer E	12%	*	*	*	*	*
Customer F	30%	19%	*	*	*	*
Customer G	*	11%	*	*	*	*

*	Trade accounts receivable from or sales to respective customer were less than 10% as of the end of or during the fiscal period.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this report, except for the historical information, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include, but are not limited to, changes in industry conditions; order delays or cancellations; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the level of new orders; the timing and success of current and future product and process development programs; the success of our direct distribution organization; legal proceedings; the potential impairment of long-lived assets; and the potential adverse financial impacts resulting from declines in the fair value and liquidity of investments we presently hold; the impact of natural disasters on parts and consumables supply and demand for products; as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors set forth in our Form 10-K for the fiscal year ended August 28, 2010 and Item 1A herein. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.

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

Industry

In June, Gartner decreased its calendar year 2011 revenue forecasts for the semiconductor and equipment industries from those made in March of 2011. As of June 2011, Gartner forecasted that semiconductor revenue would grow 5.1% to $315 billion in calendar 2011 as opposed to the 6.2% growth to $319 billion forecasted in March 2011. The calendar 2011 year-over-year increase is expected to be led by NAND flash growth of 28%. However, Gartner is forecasting a 12% decline in DRAM revenues for the same period, reflective of a significant decline in chip average selling prices offset by strong bit unit growth .

Industry analysts expect demand for smart cell phones, media tablets and automotive electronics to be key contributors to the calendar 2011 semiconductor revenue growth. Recently, announcements of declining device demand have led to a more cautious forecast for several of the foundry producers.

In June 2011, Gartner forecasted that wafer fabrication equipment spending is expected to grow approximately 11.7% in calendar 2011 as opposed to 12.4% growth forecasted in March 2011. This forecast is being made despite the well published expansion delays at certain device producers.

Over the past 90 days, both semiconductor and equipment producers have become more cautious with respect to the outlook for the remainder of calendar 2011. Sourcing issues from Japan, excess supply chain inventory and macroeconomic factors have all contributed to the near-term industry uncertainty.

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

Inventory Provisions Estimation

We record provisions for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these provisions are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives, forecasted sales demand and recoverability. Results could be materially different if demand for our products decreased because of economic or competitive conditions, length of the industry downturn, or if products become obsolete because of technical advancements in the industry or by us. In the first nine months of fiscal 2011 we recorded approximately $1.7 million and in the first nine months of fiscal 2010 we recorded approximately $1.5 million of additional inventory provisions associated primarily with engineering design changes.

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

Significant judgment is required in determining unrecognized tax benefits. We have established accruals for unrecognized tax benefits using management’s best judgment and adjust these accruals as warranted by changing facts and circumstances. A change in our accruals in any given period could have a significant impact on our results of operations for that period. The accrual for unrecognized benefits increased by $37,000 for the first nine months of fiscal 2011 and increased by $55,000 for the nine months of fiscal 2010.

THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2011 COMPARED TO THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2010

The Company

The following table sets forth on a consolidated basis, for the fiscal period indicated, certain income and expense items as a percent of total sales.

	Percent of Sales Quarter Ended		Percent of Sales Nine Months Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.6	52.1	55.2	54.4

Gross margin	46.4	47.9	44.8	45.6
Selling, general and administrative	18.3	16.4	21.3	20.6
Research and development	12.3	11.9	13.9	15.1

Operating income	15.8	19.6	9.6	9.9
Other income, net	0.3	1.2	0.1	0.6

Income before income taxes	16.1	20.8	9.7	10.5
Income tax expense	—	0.3	—	0.2

Net income	16.1%	20.5%	9.7%	10.3%

Sales Revenue and Shipments

Sales revenue decreased to $25.6 million for the third quarter of fiscal 2011 as compared to $28.7 million for the third quarter of fiscal 2010. The decrease in sales revenue related to a decrease in shipments from $28.9 million in the third quarter of fiscal 2010 to $22.9 million in the third quarter of fiscal 2011. This decrease reflects weaker industry conditions during the quarter than anticipated as macro-economic conditions and the repercussions of the Japan earthquake and tsunami impacted several of our customers. Sales revenue increased to $67.2 million for the first nine months of fiscal 2011 as compared to $62.2 million for the first nine months of fiscal 2010. The increase in sales revenue related to an increase in shipments from $62.1 million in the first nine months of fiscal 2010 to $72.0 million in the first nine months of fiscal 2011 associated with improved industry and overall global economic conditions during the first nine months of fiscal 2011.

Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Therefore, depending on the timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or sales revenue may exceed shipments.

International sales revenues were $15.8 million, representing 62% of total sales, during the third quarter of fiscal 2011 and $18.0 million, representing 63% of total sales, during the third quarter of fiscal 2010. International sales were $38.2 million, representing 57% of total sales, during the first nine months of fiscal 2011 and $35.0 million, representing 56% of total sales, during the first nine months of fiscal 2010.

Gross Margin

Our gross profit margin fluctuates due to a number of factors, including the mix of products sold; initial product placement discounts; utilization of manufacturing capacity; and the competitive pricing environment.

Gross margin as a percentage of sales for the third quarter of fiscal 2011 was 46.4% as compared to 47.9% for the third quarter of fiscal 2010. Gross margin as a percentage of sales for the first nine months of fiscal 2011 was 44.8% as compared to 45.6% for the first nine months of fiscal 2010. The decrease in gross margins for fiscal 2011 periods was due primarily to changes in product mix between the periods. The Company expects gross margins to continue to be impacted by product mix and initial product placements discounts.*

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.7 million for the third quarters of fiscal 2011 and 2010. The consistent expense for the third quarter of fiscal 2011 as compared to fiscal 2010 is due to the net impact of higher fiscal 2011 expense associated with an increase in service personnel offset by a decrease associated with a change in discretionary compensation expense from $0.6 million in the third quarter of fiscal 2010 to $31,000 in the third quarter of fiscal 2011. Selling, general and administrative expenses were $14.3 million for the first nine months of fiscal 2011 as compared to $12.8 million for the same period in fiscal 2010. The increase in the first nine months of fiscal 2011 as compared to the fiscal 2010 period in selling, general and administrative expenses related primarily to an increase in service personnel. The increase in the first nine months of fiscal 2011 as compared to the fiscal 2010 period was partially offset by discretionary compensation expense of $0.3 million for the first nine moths of fiscal 2011 compared to $0.6 million in the first nine months of fiscal 2010.

Research and Development Expenses

Research and development expenses were $3.2 million for the third quarter of fiscal 2011 as compared to $3.4 million for the third quarter of fiscal 2010. The decrease in the third quarter of fiscal 2011 as compared to the fiscal 2010 period related primarily to a discretionary incentive compensation expense of $12,000 in the third quarter of fiscal 2011, compared to $0.4 million in the third quarter of fiscal 2010. Research and development expenses were $9.3 million for the first nine months of fiscal 2011 as compared to $9.4 million for the same period in fiscal 2010. The decrease in the first nine months of fiscal 2011 as compared to the fiscal 2010 period related primarily to the discretionary compensation expense of $0.1 million for the first nine months of fiscal 2011 compared to $0.4 million in the first nine months of fiscal 2010 and higher non-cash stock compensation expense of $567,000 in the first nine months of fiscal 2010 as compared to $165,000 in the first nine months of fiscal 2011. The higher non-cash stock compensation expense in the fiscal 2010 period was due to vesting under our employees stock purchase plan and the increase in our stock price. The decreases were partially offset by an increase in engineering personnel in fiscal 2011. The majority of our research and development resources are focused on broadening the applications capabilities of, and supporting demonstrations and evaluations for our products as well as product cost reduction efforts.

Income Taxes

We recorded an income tax expense of $6,000 in the third quarter fiscal 2011 and an income tax benefit of $1,000 for the first nine months fiscal 2011 related primarily to foreign taxes and a refundable Minnesota research and development credit. We recorded an income tax expense of $90,000 in the third quarter fiscal 2010 and an income tax expense of $100,000 for the first nine months fiscal 2010 related primarily to foreign taxes.

Our deferred tax assets on the balance sheet as of May 28, 2011 have been fully reserved with a valuation allowance. We will continue to evaluate the need to make adjustments to our valuation allowance based on anticipated future operating performance.*

We have net operating loss carryforwards for federal income tax purposes of approximately $165.1 million, which will begin to expire in fiscal year 2019 through fiscal 2030 if not utilized. Of this amount, approximately $15.0 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year.

Net Income

Net income was $4.1 million in the third quarter of fiscal 2011, as compared to a net income of $5.9 million in the third quarter of fiscal 2010. Net income was $6.5 million for the first nine months of fiscal 2011, as compared to a net income of $6.4 million for the first nine months of fiscal 2010.

Liquidity and Capital Resources

Cash and cash equivalents, restricted cash and long-term marketable securities were approximately $29.5 million as of May 28, 2011, a decrease of $8.8 million from the end of fiscal 2010. The decrease related primarily to $8.0 million of cash used in operations due to an increase in inventory associated with increased orders and the placement of tools at customer sites for evaluation.

As of May 28, 2011, we had investments in ARS reported at a fair value of $1.9 million after reflecting a $0.1 million other than temporary impairment against $2.0 million par value. The other than temporary impairment was recorded in fiscal 2008. The ARS we hold are marketable securities with long-term stated maturities for which the interest rates are reset every 28 days through an auction process. During the first nine months of fiscal 2011, we sold $1.8 million par value of ARS for the book value of $1.7 million. These ARS may not provide the liquidity to us as we need it, and it could take until the final maturity of the underlying notes (from 32 to 33 years) to realize our investments’ recorded value. Currently, there is a very limited market for any of these securities and any liquidation at this time, if possible, would likely be at a significant discount.

Accounts receivable decreased by $1.2 million from $18.9 million at the end of fiscal 2010 to $17.7 million as of May 28, 2011. The decrease in accounts receivable related primarily to a decrease in shipments from $29.1 million in the fourth quarter of fiscal 2010 to $22.9 million in the third quarter of fiscal 2011. Accounts receivable will fluctuate from quarter to quarter, depending on individual customers’ timing of shipment dates and payment terms. In certain situations, extended payment terms may be granted to customers.

Inventory increased to $45.7 million at May 28, 2011 as compared to $26.1 million at the end of fiscal 2010. The increase in inventory was due to an increase in all inventory categories primarily associated with the anticipation of ORION® evaluation acceptance and follow-on orders. Inventory provisions were $8.0 million at May 28, 2011 as compared to provisions of $9.4 million at the end of fiscal 2010. The decrease related primarily to scrapping of $3.1 million of obsolete inventory, partially offset by $1.7 million of additional reserves.

Trade accounts payable increased to $10.2 million as of May 28, 2011 as compared to $8.4 million at the end of fiscal 2010. The increase in trade accounts payable related primarily to the timing of inventory receipts and vendor payments.

As of May 28, 2011, our current ratio of current assets to current liabilities was 4.4 to 1.0 and working capital was $74.0 million.

The following table provides aggregate information about our contractual payment obligations as of May 28, 2011 and the periods in which payments are due (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:

Operating lease obligations	$469	$302	$151	$16	$—
Purchase obligations(1)	16,157	16,157	—	—	—
Royalty obligations	842	842	—	—	—
Other long-term commitments (2)	1,250	125	500	500	125

Total	$18,718	$17,426	$651	$516	$125

(1)	Purchase obligations include purchase orders entered into in the ordinary course of business.
(2)	Other long-term commitments represent payments related to minimum royalty payments or discounts granted under a license agreement.

The contractual obligations table does not include $0.4 million of accruals for unrecognized tax benefits, as the timing of payments or reversals is uncertain.

Capital expenditures were approximately $2,012,000 in the first nine months of fiscal 2011 and $541,000 in the first nine months of fiscal 2010.

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

We believe that with existing cash, cash receipts, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet our currently projected working capital requirements, and to meet other cash requirements through at least fiscal 2012.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies. We may fund such activities with additional equity or debt financing.* The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.*

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in our foreign-based affiliates. As of May 28, 2011, our investments included a 100% interest in our sales and service offices located in Europe and Asia and a 20% interest in Apprecia Technology, Inc., which operates as our distributor in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.

We have direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region and incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks. As of May 28, 2011, we had not entered into any hedging activities and our foreign currency transaction gains and losses for the third quarter and first nine months of fiscal 2011 were insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.

We do not have significant exposure to changing interest rates as we currently have no long-term debt. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The annual impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $295,000 based on our cash and cash equivalents, restricted cash and long-term marketable securities balances as of May 28, 2011.

As of May 28, 2011, our investment portfolio included ARS reported at a fair value of $1.9 million after reflecting a $0.1 million other than temporary impairment against $2.0 million par value. The interest rates of our ARS are reset every 28 days through an auction process and at the end of each reset period.

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

We cannot predict the impact that recent events in Japan may have on our business and operations in the future.

On March 11, 2011, Japan experienced an 8.9 magnitude earthquake, triggering a tsunami that lead to widespread damage and business interruption. The repercussions of the Japan earthquake and tsunami impacted several of our customers resulting in product order delays and requests for delays of system shipments from several customers in the third quarter of fiscal 2011. We cannot predict what, if any, additional impact the interruptions in Japan may have on our operations in the future.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults upon Senior Securities

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

(a) Exhibits

3.1	Restated Articles of Incorporation of the Company. (1)

3.2	Restated By-Laws. (1)

3.3	Articles of Amendment of Restated Articles of Incorporation. (1)

10.1	Incentive Compensation Plan. (2)

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed with the SEC on March 30, 2010, SEC File No. 333-165785, and incorporated by reference.
(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 26, 2011, SEC File No. 0-17276 and incorporated by reference.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FSI INTERNATIONAL, INC.
[Registrant]

By:	/s/ Patricia M. Hollister
Patricia M. Hollister
Chief Financial Officer on behalf of the Registrant and as Principal Financial and Accounting Officer

DATE: June 30, 2011

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing

3.1	Restated Articles of Incorporation of the Company. (1)	Incorporated by reference.

3.2	Restated By-Laws. (1)	Incorporated by reference.

3.3	Articles of Amendment of Restated Articles of Incorporation. (1)	Incorporated by reference.

10.1	Incentive Compensation Plan. (2)	Incorporated by reference.

31.1	Certification by Principal Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed with the SEC on March 30, 2010, SEC File No. 333-165785, and incorporated by reference.
(2)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 26, 2011, SEC File No. 0-17276 and incorporated by reference.