Form 10-K/A
period 2011-08-27
FSI INTERNATIONAL INC
filed 2011-12-06
CIK 841692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The Registrant filed with the Securities and Exchange Commission (“SEC”) an Annual Report on Form 10-K for the year ended August 27, 2011 (“Form 10-K”) on November 4, 2011. This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Form 10-K solely for the purpose to amend and restate Item 5 of Part II of the Form 10-K to add the Performance Graph. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Amendment No.1 has been signed on behalf of the Registrant by a duly authorized representative and new certifications by the Registrant’s principal executive officer and principal financial officer are included as exhibits to this Amendment No. 1 under Part IV, Item 15 hereof.

Amendment No. 1 does not modify or update other disclosures presented in the Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and the Registrant’s other filings with the SEC.

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

Performance Graph

The following graph compares the annual change in the cumulative total shareholder return on our common stock from August 25, 2006 through August 27, 2011 with the cumulative total return on the NASDAQ, IDC, the Philadelphia Stock Exchange Semiconductor Sector (“SOX”) Index and a peer group of companies selected by FSI. The comparison assumes $100 was invested in FSI common stock and in each of the foregoing indices and assumes that dividends were reinvested when and as paid. We have not declared dividends on our common stock. The selected peer group consists of Mattson Technology, Inc., Ultratech, Inc., Axcelis Technology, Inc. and Rudolph Technologies, Inc. You should not consider shareholder return over the indicated period to be indicative of future shareholder returns.

	8/26/2006	8/25/2007	8/30/2008	8/29/2009	8/28/2010	8/27/2011
FSI	$100	$47	$21	$16	$51	$39
Nasdaq	100	120	111	95	101	116
SOX	100	114	81	72	74	80
Peer Group	100	99	75	37	54	58

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC.

By:	/s/ Donald S. Mitchell
Donald S. Mitchell, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: December 6, 2011

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

Dated: December 6, 2011

INDEX TO EXHIBITS

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

5