Form 10-Q
period 2011-11-26
FSI INTERNATIONAL INC
filed 2011-12-29
CIK 841692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2011

or

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

Common Stock, no par value – 38,912,000 shares outstanding as of December 27, 2011.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I. ITEM 1. FINANCIAL STATEMENTS

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

NOVEMBER 26, 2011 AND AUGUST 27, 2011

(unaudited)

(in thousands)

ASSETS

	November 26, 2011	August 27, 2011
Current assets:
Cash and cash equivalents	$17,312	$20,478
Restricted cash	531	215
Trade accounts receivable, net of allowance for doubtful accounts of $112	12,149	23,196
Inventories, net	55,330	48,630
Other receivables	2,661	2,627
Prepaid expenses and other current assets	1,969	1,614

Total current assets	89,952	96,760

Property, plant and equipment, at cost	74,526	74,382
Less accumulated depreciation and amortization	(59,532)	(59,577)

Property, plant and equipment, net	14,994	14,805

Long-term securities	1,907	1,907
Investments	460	460
Other assets	1,628	1,677

Total assets	$108,941	$115,609

(continued)

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

NOVEMBER 26, 2011 AND AUGUST 27, 2011

(continued)

(unaudited)

(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	November 26, 2011	August 27, 2011
Current liabilities:
Trade accounts payable	$8,594	$11,226
Accrued expenses	6,851	7,473
Deferred profit	2,550	2,997

Total current liabilities	17,995	21,696

Long-term accrued expenses	359	392

Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized; none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding 38,865 and 38,861 shares, respectively	245,493	245,491
Accumulated deficit	(160,070)	(157,026)
Accumulated other comprehensive loss	(307)	(117)
Other stockholders’ equity	5,471	5,173

Total stockholders’ equity	90,587	93,521

Total liabilities and stockholders’ equity	$108,941	$115,609

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED NOVEMBER 26, 2011 AND NOVEMBER 27, 2010

(unaudited)

(in thousands, except per share amounts)

	November 26, 2011	November 27, 2010
Sales	$13,282	$10,880
Cost of goods sold	7,744	5,709

Gross margin	5,538	5,171

Selling, general and administrative expenses	5,269	4,671
Research and development expenses	3,696	3,000

Operating loss	(3,427)	(2,500)

Interest income	13	30
Other income (expense), net	301	(38)

Loss before income taxes	(3,113)	(2,508)

Income tax benefit	(69)	(6)

Net loss	$(3,044)	$(2,502)

Net loss per common share:
Basic	$(0.08)	$(0.06)
Diluted	$(0.08)	$(0.06)

Weighted average common shares – basic	38,862	38,544
Weighted average common shares – diluted	38,862	38,544

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED NOVEMBER 26, 2011 AND NOVEMBER 27, 2010

(unaudited)

(in thousands)

	November 26, 2011	November 27, 2010
OPERATING ACTIVITIES:
Net loss	$(3,044)	$(2,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	352	187
Depreciation	591	585
Gain on sales of fixed assets	(231)	—
Changes in operating assets and liabilities:
Restricted cash	(316)	—
Accounts receivable	11,047	4,565
Inventories	(6,700)	(10,061)
Prepaid expenses and other assets	(340)	(511)
Trade accounts payable	(1,439)	2,806
Accrued expenses	(709)	(2,692)
Customer deposits	—	2,196
Deferred profit	(447)	1,612

Net cash used in operating activities	(1,236)	(3,815)

INVESTING ACTIVITIES:
Capital expenditures	(1,973)	(476)
Proceeds from sale of fixed assets	231	—

Net cash used in investing activities	(1,742)	(476)

FINANCING ACTIVITIES:
Change in common stock	2	(55)

Net cash provided by (used in) financing activities	2	(55)

Effect of exchange rate changes on cash and cash equivalents	(190)	462

Decrease in cash and cash equivalents	(3,166)	(3,884)
Cash and cash equivalents at beginning of period	20,478	34,365

Cash and cash equivalents at end of period	$17,312	$30,481

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC AND SUBSIDIARIES

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

Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments, except as disclosed in the notes) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) but omit certain information and footnote disclosures necessary to present the financial statements in accordance with accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2011, previously filed with the SEC. The Company’s fiscal year ends on the last Saturday in August and is comprised of 52 or 53 weeks.

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

FSI INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(2) Inventories, net

Inventories are valued at the lower of cost or market, determined by the first-in, first-out method, or net realizable value. The Company records provisions for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these provisions are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives, forecasted sales demand and recoverability. Inventories are summarized as follows (in thousands):

	November 26, 2011	August 27, 2011
Finished products, including evaluation systems	$4,564	$6,696
Work-in-process	29,933	22,848
Raw materials and purchased parts	20,833	19,086

	$55,330	$48,630

(3) Accrued Expenses

Accrued expenses are summarized as follows (in thousands):

	November 26, 2011	August 27, 2011
Salaries and benefits	$1,893	$1,290
Discretionary compensation and bonus	190	805
Vacation	1,255	1,145
Product warranty	2,104	2,151
Other	1,409	2,082

	$6,851	$7,473

(4) Comprehensive Loss

Other comprehensive loss pertains to revenues, expenses, gains and losses that are not included in the net loss but rather are recorded directly in stockholders’ equity. The components of comprehensive loss are summarized as follows (in thousands):

	Quarters Ended
	November 26, 2011	November 27, 2010
Net loss	$(3,044)	$(2,502)
Items of other comprehensive (loss) income:
Foreign currency translation	(190)	462

Comprehensive loss	$(3,234)	$(2,040)

FSI INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(5) Stock-Based Compensation

Stock-based compensation expense for stock options granted or vested under the Company’s stock incentive plans and employee stock purchase plan was reflected in the condensed consolidated statements of operations for the first quarter of each of fiscal 2012 and 2011 as follows (in thousands):

	Quarters Ended
	November 26, 2011	November 27, 2010
Cost of goods sold	$50	$22
Selling, general and administrative	226	122
Research and development	76	43

	$352	$187

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it expect to pay dividends in the foreseeable future. There were no options granted during the first quarters of fiscal 2012 and 2011.

A summary of our option activity for the first quarter of fiscal 2012 is as follows (in thousands, except price per share and contractual term):

	Number of Shares	Weighted- average Exercise Price Per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of August 27, 2011	3,472	$4.56
Options granted	—	—
Options forfeited	(19)	4.57
Options expired	(5)	7.60
Options exercised	(4)	0.34

Outstanding as of November 26, 2011	3,444	$4.56	5.3	$544

Exercisable as of November 26, 2011	2,496	$5.01	3.9	$439

The intrinsic value of options exercised during the first quarter of fiscal 2012 was approximately $9,000. There were no options exercised during the first quarter of fiscal 2011.

A summary of the status of our unvested option shares as of November 26, 2011 is as follows (in thousands, except fair value amounts):

	Number of Shares	Weighted-average Grant-Date Fair Value
Unvested at August 27, 2011	1,078	$2.29
Options granted	—	—
Options forfeited	—	—
Options vested	(130)	1.96

Unvested at November 26, 2011	948	$2.34

FSI INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

As of November 26, 2011, there was $1,858,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of option shares vested during the first quarters of fiscal 2012 and fiscal 2011 was $352,000 and $187,000, respectively.

(6) Product Warranty

Warranty provisions, claims and changes in estimates for the quarters ended November 26, 2011 and November 27, 2010 were as follows (in thousands):

	November 26, 2011	November 27, 2010
Beginning balance	$2,151	$1,127
Warranty provisions	174	37
Warranty claims	(183)	(390)
Changes in estimates	(38)	347

Ending balance	$2,104	$1,121

(7) Marketable Securities and Fair Value Measurements

As of November 26, 2011, the Company had investments in auction rate securities (“ARS”) reported at a fair value of $1.9 million after reflecting a $0.1 million other than temporary impairment against $2.0 million par value. The other than temporary impairment was recorded in fiscal 2008. The Company values its ARS using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements.

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

FSI INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The fair value measurements as of November 26, 2011 of cash and cash equivalents, restricted cash and marketable securities are summarized below (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$17,312	$17,312	—	—
Restricted cash	531	531	—	—
Marketable securities	1,907	—	—	1,907

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

FSI INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

(9) Share Repurchase Plan

In October 2008, the Company authorized the repurchase of up to $3 million of the Company’s common stock to be effected from time to time in transactions in the public markets or in private purchases. The timing and extent of any repurchases will depend upon market conditions, the trading price of the Company’s shares and other factors, subject to the restrictions relating to volume, price and timing of share repurchases under applicable law. The repurchase program may be modified, suspended or terminated at any time by the Company without notice. The Company did not repurchase any of its common stock during fiscal 2010, 2011 or the first quarter of fiscal 2012.

(10) Income Taxes

As of November 26, 2011 and August 27, 2011, the Company had $359,000 and $392,000, respectively, of liabilities recorded related to unrecognized tax benefits. Included in the liability balance as of November 26, 2011 and August 27, 2011 are approximately $337,000 and $362,000, respectively, of unrecognized tax benefits that, if recognized, will affect the Company’s effective tax rate. Accrued interest and penalties on these unrecognized tax benefits were $22,000 as of November 26, 2011 and $30,000 as of August 27, 2011. The Company recognizes potential interest and penalties related to income tax positions, if any, as a component of provision for income taxes on the consolidated statements of operations.

The Company maintains a valuation allowance to fully reserve against its net deferred tax assets due to uncertainty over the ability to realize these assets. The Company assessed available evidence both positive and negative, including historical losses, projected taxable income and tax planning strategies, and determined that a full valuation allowance was still necessary. There was no change in the valuation allowance during the first quarter of fiscal year 2012. Included in the November 26, 2011 valuation allowance balance of $75.4 million is $3.9 million, which will be recorded as a credit to stockholders’ equity, if it is determined in the future that this portion of the valuation allowance is no longer required.

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

The Company recorded an income tax benefit of $69,000 in the first quarter of fiscal 2012 related primarily to foreign taxes and refundable Minnesota research and development credits. The Company recorded an income tax benefit of $6,000 in the first quarter of fiscal 2011, primarily related to foreign taxes.

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

FSI INTERNATIONAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(12) Other Sales Information

Geographic Information

International sales were approximately 83% of total sales in the first quarter of fiscal 2012 and approximately 77% of total sales in the first quarter of fiscal 2011. The basis for determining sales by geographic region is the location that the product is shipped to. Included in these percentages and the table below are sales to related parties. Sales by geographic area are summarized as follows (in thousands):

	Quarters Ended
	November 26, 2011	November 27, 2010
Asia	$8,939	$3,034
Europe	2,076	5,298
Other	7	6

Total International	11,022	8,338
Domestic	2,260	2,542

	$13,282	$10,880

South Korea accounted for 31% and Taiwan accounted for 28% of total sales in the first quarter of fiscal 2012. Singapore accounted for 20%, France accounted for 18%, Germany accounted for 13% and Italy accounted for 10% of total sales in the first quarter of fiscal 2011.

Customer Information

The following summarizes significant customers comprising 10% or more of the Company’s trade accounts receivable as of November 26, 2011 and August 27, 2011 and 10% or more of sales for the first quarters of fiscal 2011 and 2010, which includes sales through affiliates to end-users:

	% of Trade Accounts Receivable as of		% of Sales for the Fiscal Quarter Ended
	November 26, 2011	August 27, 2011	November 26, 2011	November 27, 2010
Customer A	19%	*	32%	28%
Customer B	14%	64%	*	17%
Customer C	*	*	*	11%
Customer D	28%	*	26%	*

*	Trade accounts receivable from or sales to respective customer were less than 10% as of the end of or during the fiscal period.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this report, except for the historical information, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include, but are not limited to, changes in industry conditions; order delays or cancellations; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; our successful deployment of human resources required to concurrently install and start up ORION® and ANTARES® Systems at several customers in multiple geographic regions; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the level of new orders; the timing and success of current and future product and process development programs; the success of our direct distribution organization; legal proceedings; the potential impairment of long-lived assets; the potential adverse financial impacts resulting from declines in the fair value and liquidity of investments we presently hold; the impact of natural disasters on parts and consumables supply and demand for products; as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors set forth in our Form 10-K for the fiscal year ended August 27, 2011. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.

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

Industry

In its December 2011 report, Gartner forecasted that semiconductor revenue will be $302 billion in calendar 2011 and forecasted an increase of 2.2 percent to $309 billion in calendar 2012 (compared to a 4.6 percent increase to $313 billion forecasted by Gartner in September 2011). Gartner is forecasting foundry growth of 4.6 percent in calendar 2011 (compared to a 4.2 percent increase forecasted in September 2011) and 4.0 percent in calendar 2012 (compared to a 6.1 percent increase forecasted in September 2011). Gartner cited expected weak personal computer growth due to weaker macro-economics and higher inventory for the more cautious outlook. According to Gartner, the calendar 2011 and 2012 foundry revenue growth is expected to be led by device content in mobile electronics as integrated device manufacturers continue to expand their outsourcing at advanced nodes.

In December 2011, Gartner forecasted that wafer fabrication equipment spending will grow approximately 10 percent in calendar 2011 (compared to growth of 9 percent forecasted by Gartner in September 2011), despite the mid-year capacity investment delays as semiconductor manufacturers begin investing in 32/28 nanometer capacity in the fourth quarter. Even with the recent increase in orders by several leading device producers, Gartner expects wafer fab equipment spending to decline approximately 23 percent in calendar 2012 (compared to a decline of approximately 20 percent forecasted in September 2011), as many of the second tier device producers are maintaining a cautious position regarding capital investment.

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

If we determine that the carrying amount of long-lived assets may not be recoverable, we measure any impairment based on the fair value of the long-lived assets. Net long-lived assets amounted to $15.0 million as of November 26, 2011.

In the first quarter of fiscal 2012 we did not generate positive cash flows from operations, primarily due to investments in inventory. If our long-term future plans do not yield positive cash flows in excess of the carrying amount of our long-lived assets, we may incur future impairments of those assets.

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

Inventory Provisions Estimation

We record provisions for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these provisions are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives, forecasted sales demand and recoverability. Results could be materially different if demand for our products decreased because of economic or competitive conditions, length of the industry downturn, or if products become obsolete because of technical advancements in the industry or by us. We recorded additional inventory provisions of approximately $623,000 in the first quarter of fiscal 2012 associated with engineering design changes and a decrease in demand for legacy products and $300,000 in the first quarter of fiscal 2011 associated primarily with engineering design changes.

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

Significant judgment is required in determining unrecognized tax benefits. We have established accruals for unrecognized tax benefits using management’s best judgment and adjust these accruals as warranted by changing facts and circumstances. A change in our accruals in any given period could have a significant impact on our results of operations and cash flows for that period. The accrual for unrecognized benefits decreased by $33,000 for the first quarter of fiscal 2012 and increased by $11,000 for the first quarter of fiscal 2011.

FIRST QUARTER OF FISCAL 2012 COMPARED WITH FIRST QUARTER OF FISCAL 2011

The Company

The following table sets forth for the fiscal quarter indicated, certain income and expense items as a percent of our total sales.

	Percent of Sales
First quarter ended:	November 26, 2011	November 27, 2010
Sales	100.0%	100.0%
Cost of goods sold	58.3	52.5

Gross profit	41.7	47.5
Selling, general and administrative	39.7	42.9
Research and development	27.8	27.6

Operating loss	(25.8)	(23.0)
Other income (expense), net	2.4	(0.1)

Loss before income taxes	(23.4)	(23.1)
Income taxes benefit	(0.5)	(0.1)

Net loss	(22.9%)	(23.0%)

Sales Revenues and Shipments

Sales revenues increased to $13.3 million for the first quarter of fiscal 2012 as compared to $10.9 million for the first quarter of fiscal 2011. The increase related primarily to the acceptance of a demonstration tool during the quarter that had shipped in the third quarter of fiscal 2010. International sales were $11.0 million, representing 83% of total sales during the first quarter of fiscal 2012 and $8.3 million, representing 77% of total sales, during the first quarter of fiscal 2011.

Shipments were $13.1 million in the first quarter of fiscal 2012 as compared to $15.6 million in the first quarter of fiscal 2011.

Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Therefore, depending on timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or, due to timing of acceptances, sales revenue may exceed shipments.

Gross Margin

Our gross profit margin fluctuates due to a number of factors, including the mix of products sold; the mix of customers sold to; initial product placement discounts; utilization of manufacturing capacity; and the competitive pricing environment.

Gross margin as a percentage of sales was 41.7% for the first quarter of fiscal 2012 compared to 47.5% for the first quarter of fiscal 2011. The decrease in gross margin was related primarily to the mix of products sold with spares and service revenue decreasing from 55% of total revenue in the first quarter of fiscal 2011 to 38% of total revenue in the first quarter of fiscal 2012. The decrease was partially offset by improved manufacturing variances associated with improved factory utilization.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.3 million in the first quarter of fiscal 2012 and $4.7 million in the first quarter of fiscal 2011. The increase in selling, general and administrative expenses related primarily to a 23% increase in the number of service employees placed at customers to support concurrent product evaluations.

Research and Development Expenses

Research and development expenses were $3.7 million for the first quarter of fiscal 2012 and $3.0 million for the first quarter of fiscal 2011. The increase related to higher expenses associated with a 6% increase in personnel and increased outside services related to control system improvements. We continue to invest in our ORION® System, applications development, control systems improvements and cost reduction efforts.

Income Taxes

We recorded income tax benefit of $69,000 in the first quarter of fiscal 2012 related primarily to foreign taxes and a refundable Minnesota research and development credit. We recorded an income tax benefit of $6,000 in the first quarter of fiscal 2011, primarily related to foreign taxes.

Our net deferred tax assets on the balance sheet as of November 26, 2011 have been fully reserved for with a valuation allowance. We assessed both positive and negative factors, including historical losses, projected taxable income and tax planning strategies and determined that there was not sufficient evidence at this time to reverse the valuation allowance. We will continue to evaluate the need to make adjustments to our valuation allowance based on anticipated future operating performance.

We have net operating loss carryforwards for federal income tax purposes of approximately $167.6 million, which will begin to expire in fiscal 2019 through fiscal 2029 if not utilized. Of this amount, approximately $3.2 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year.

Net Loss

Our net loss was $3.0 million in the first quarter of fiscal 2012 as compared to a net loss of $2.5 million in the first quarter of fiscal 2011.

Liquidity and Capital Resources

Our cash, restricted cash, cash equivalents and marketable securities were approximately $19.8 million as of November 26, 2011, a decrease of $2.9 million from the end of fiscal 2011. The decrease was primarily due to $1.2 million of net cash used for operations, primarily related to a $6.7 million increase in inventory partially offset by a decrease in accounts receivable. In addition, the decrease related to $2.0 million of capital expenditures, including the purchase of a leading edge metrology tool for our laboratory.

As of November 26, 2011, we had investments in ARS reported at a fair value of $1.9 million after reflecting a $0.1 million other than temporary impairment against $2.0 million par value. The other than temporary impairment was recorded in fiscal 2008. The ARS we hold are marketable securities with long-term stated maturities for which the interest rates are reset every 28 days through an auction process. There were no redemptions of our ARS in the first quarter of fiscal 2012.

These ARS may not provide the liquidity to us as we need it, and it could take until the final maturity of the underlying notes (from 31 to 32 years) to realize our investments’ recorded value. Currently, there is a very limited market for any of these securities and future liquidations at this time, if possible, would likely be at a significant discount.

Accounts receivable decreased $11.0 million from the end of fiscal 2011. The decrease in accounts receivable related primarily to a decrease in shipments to $13.1 million in the first quarter of fiscal 2012 as compared to $25.3 million in the fourth quarter of fiscal 2011. Accounts receivable will fluctuate quarter to quarter depending on individual customers’ timing of shipping dates, payment terms and cash flow conditions. In certain situations, extended payment terms may be granted to customers.

Inventory, net was approximately $55.3 million at November 26, 2011 and $48.6 million at the end of fiscal 2011. The increase in inventory related primarily to increases in work-in-process inventory associated with the building of product in anticipation of future shipments.

Trade accounts payable decreased to $8.6 million as of November 26, 2011 as compared to $11.2 million at the end of fiscal 2011. The decrease in trade accounts payable related primarily to the timing of payments to vendors.

As of November 26, 2011, our current ratio of current assets to current liabilities was 5.0 to 1.0, and working capital was $72.0 million.

The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

Contractual Obligations:	Payments due by period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$828	$423	$397	$8	$—
Purchase obligations (1)	13,203	13,203	—	—	—
Royalty obligations	389	389	—	—	—
Other long-term commitments (2)	1,000	125	500	375	—

Total	$15,420	$14,140	$897	$383	$—

(1)	Purchase obligations include purchase orders entered into in the ordinary course of business.
(2)	Other long-term commitments represent payments related to minimum royalty payments or discounts granted under a license agreement.

The contractual obligations table does not include $0.4 million of accruals for unrecognized tax benefits, as the timing of payments or reversals is uncertain.

Capital expenditures were $1,973,000 in the first quarter of fiscal 2012, as compared to $476,000 in the first quarter of fiscal 2011.

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

Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in foreign-based subsidiaries. As of November 26, 2011, our investments included 100% interests in our Europe and Asia sales and service offices and a 20% interest in Apprecia Technology, Inc., which operates as a distributor for us in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.

We have direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region and incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks. As of November 26, 2011, we had not entered into any hedging activities and our foreign currency transaction gains and losses for the first quarter of fiscal 2012 were not significant. We are currently evaluating various hedging activities and other options to minimize these risks.

We do not have significant exposure to changing interest rates as we currently have no long-term debt. As of November 26, 2011, amortized cost approximated market value for all outstanding marketable securities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The annual impact on income (loss) before taxes of a 1% change in short-term interest rates would be approximately $198,000 based on cash, restricted cash, cash equivalents and marketable securities balances as of November 26, 2011.

As of November 26, 2011, our investment portfolio included ARS reported at a fair value of $1.9 million after reflecting a $0.1 million other than temporary impairment against $2.0 million par value. The other than temporary impairment was recorded in fiscal 2008. The interest rates of our ARS are reset every 28 days through an auction process and at the end of each reset period, investors can sell or continue to hold the securities at par.

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

There have not been any material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended August 27, 2011, except as set forth below.

The Company’s ability to attract, train, retain and motivate a sufficient number of qualified employees that are required to support growth could materially adversely affect the Company.

During periods of growth in the semiconductor industry, which can occur as a result of increased unit demand for semiconductor devices or technological advancement, the Company may be required to concurrently install leading edge products at multiple customers in multiple geographic regions. The complexity of certain products requires that the installation and start-up employee teams be trained and have hands-on experience with the Company’s products to insure that the products are installed, facilitized and qualified on schedule. If the Company is unable to hire and train or utilize employees from other parts of the organization to successfully complete the installation and qualification on schedule, customers may not purchase additional products in the future. As a result, our business, financial condition and results of operations may be materially and adversely affected.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults upon Senior Securities

None

ITEM 4.	Reserved

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

(a) Exhibits

3.1	Restated Articles of Incorporation of the Company. (1)

3.2	Restated By-Laws. (1)

3.3	Articles of Amendment of Restated Articles of Incorporation (1)

10.1	Form of Restricted Stock Award Agreement for FSI International, Inc. 2008 Omnibus Stock Plan, as amended.(filed herewith)

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at November 26, 2011 and August 27, 2011, (ii) the Condensed Consolidated Statements of Operations for the quarters ended November 26, 2011 and November 27, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the quarters ended November 26, 2011 and November 27, 2010 and (iv) the notes to the Condensed Consolidated Financial Statements. (2)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed with the SEC on March 30, 2010.
(2)

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: December 29, 2011

FSI INTERNATIONAL, INC.

[Registrant]

By: /s/ Patricia M. Hollister

Patricia M. Hollister,

Chief Financial Officer

on behalf of the

Registrant and as

Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing
3.1	Restated Articles of Incorporation of the Company. (1)	Incorporated by reference.

3.2	Restated and amended By-Laws. (1)	Incorporated by reference.

3.5	Articles of Amendment of Restated Articles of Incorporation (1)	Incorporated by reference.

10.1	Form of Restricted Stock Award Agreement for FSI International, Inc. 2008 Omnibus Stock Plan, as amended.	Filed herewith.

31.1	Certification by Principal Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at November 26, 2011 and August 27, 2011, (ii) the Condensed Consolidated Statements of Operations for the quarters ended November 26, 2011 and November 27, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the quarters ended November 26, 2011 and November 27, 2010 and (iv) the notes to the Condensed Consolidated Financial Statements. (2)	Filed herewith.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed with the SEC on March 30, 2010.
(2)	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.