Form 10-Q
period 2012-02-25
FSI INTERNATIONAL INC
filed 2012-03-29
CIK 841692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2012

or

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

☒   YES     ☐   NO

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

Common Stock, No Par Value—39,187,000 shares outstanding as of March 27, 2012.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I. Item 1. FINANCIAL STATEMENTS

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FEBRUARY 25, 2012 AND AUGUST 27, 2011

ASSETS

(unaudited)

(in thousands)

	February 25, 2012	August 27, 2011
Current assets:
Cash and cash equivalents	$21,347	$20,478
Restricted cash	532	215
Trade accounts receivable, net of allowance for doubtful accounts of $112	28,634	23,196
Inventories	42,011	48,630
Other receivables	2,695	2,627
Prepaid expenses and other current assets	2,127	1,614

Total current assets	97,346	96,760
Property, plant and equipment, at cost	75,817	74,382
Less accumulated depreciation and amortization	(59,051)	(59,577)

Property, plant and equipment, net	16,766	14,805

Long-term securities	1,907	1,907
Investment	677	677
Other assets	1,638	1,677

Total assets	$118,334	$115,826

(continued)

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FEBRUARY 25, 2012 AND AUGUST 27, 2011

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	February 25, 2012	August 27, 2011
Current liabilities:
Trade accounts payable	$10,033	$11,226
Accrued expenses	7,602	7,473
Customer deposits	585	—
Deferred profit	4,190	2,997

Total current liabilities	22,410	21,696

Long-term accrued expenses	339	392

Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized, none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 39,174 and 38,861 shares, at February 25, 2012 and August 27, 2011, respectively	246,066	245,491
Accumulated deficit	(156,367)	(157,026)
Accumulated other comprehensive (loss) income	(42)	100
Other stockholders’ equity	5,928	5,173

Total stockholders’ equity	95,585	93,738

Total liabilities and stockholders’ equity	$118,334	$115,826

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED FEBRUARY 25, 2012, AND FEBRUARY 26, 2011

(unaudited)

(in thousands, except per share data)

	February 25, 2012	February 26, 2011
Sales	$38,457	$30,752
Cost of goods sold	25,947	17,703

Gross margin	12,510	13,049
Selling, general and administrative expenses	5,411	4,957
Research and development expenses	3,332	3,172

Operating income	3,767	4,920
Interest income	16	25
Other expense, net	(38)	(26)

Income before income taxes	3,745	4,919
Income tax expense (benefit)	42	(1)

Net income	$3,703	$4,920

Net income per common share:
Basic	$0.09	$0.13
Diluted	$0.09	$0.13
Weighted average common shares—basic	39,010	38,635
Weighted average common shares—diluted	39,614	39,176

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED FEBRUARY 25, 2012 AND FEBRUARY 26, 2011

(unaudited)

(in thousands, except per share data)

	February 25, 2012	February 26, 2011
Sales	$51,739	$41,633
Cost of goods sold	33,691	23,413

Gross margin	18,048	18,220
Selling, general and administrative expenses	10,680	9,628
Research and development expenses	7,028	6,172

Operating income	340	2,420
Interest income	29	54
Other income (expense), net	263	(63)

Income before income taxes	632	2,411
Income tax benefit	(27)	(7)

Net income	$659	$2,418

Net income per common share
Basic	$0.02	$0.06
Diluted	$0.02	$0.06
Weighted average common shares—basic	38,927	38,589
Weighted average common shares—diluted	39,305	38,995

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED FEBURARY 25, 2012 AND FEBRUARY 26, 2011

(unaudited)

(in thousands)

	February 25, 2012	February 26, 2011
OPERATING ACTIVITIES:
Net income	$659	$2,418
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock compensation expense	762	403
Depreciation	1,245	1,097
(Gain) loss on sales of fixed assets	(231)	16
Changes in operating assets and liabilities:
Restricted cash	(317)	—
Trade accounts receivable	(5,438)	1,964
Inventories	4,601	(10,788)
Prepaid expenses and other assets	(543)	(638)
Trade accounts payable	238	976
Accrued expenses	71	(2,022)
Customer deposits	585	—
Deferred profit	1,193	3,101

Net cash provided by (used in) operating activities	2,825	(3,473)

INVESTING ACTIVITIES:
Capital expenditures	(2,620)	(1,004)
Proceeds from sales of fixed assets	231	—
Sales of marketable securities	—	846

Net cash used in investing activities	(2,389)	(158)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	575	306

Net cash provided by financing activities	575	306

Effect of exchange rate changes on cash and cash equivalents	(142)	727

Increase (decrease) in cash and cash equivalents	869	(2,598)
Cash and cash equivalents at beginning of period	20,478	34,365

Cash and cash equivalents at end of period	$21,347	$31,767

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

During the second quarter of fiscal 2012, the Company determined that the carrying value of a long-term investment was not properly adjusted to offset its proportionate share of the investee’s other comprehensive income upon the transition from the equity method to the cost method of accounting for the investment in fiscal 2007. This error resulted in an understatement of the investment and an overstatement of the accumulated other comprehensive loss in the amount of $217,000. The Company determined such error was immaterial to previously reported amounts and has corrected the accounting in the second quarter of fiscal 2012 to properly reflect account balances for current period and corresponding prior period balance sheet amounts. This immaterial correction had no impact on the statements of operations or cash flows.

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

(2) Inventories

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

	February 25, 2012	August 27, 2011
Finished products, including evaluation systems	$2,889	$6,696
Work-in-process	17,015	22,848
Raw materials and purchased parts	22,107	19,086

	$42,011	$48,630

(3) Accrued Expenses

Accrued expenses are summarized as follows (in thousands):

	February 25, 2012	August 27, 2011
Salaries and benefits	$1,405	$1,290
Vacation	1,136	1,145
Product warranty	2,358	2,151
Royalties	1,343	1,034
Other	1,360	1,853

	$7,602	$7,473

(4) Comprehensive Income

Other comprehensive income pertains to revenues, expenses, gains and losses that are not included in the net income but rather are recorded directly in stockholders’ equity. The components of comprehensive income are summarized as follows (in thousands):

	February 25, 2012	February 26, 2011
For the Quarters Ended
Net income	$3,703	$4,920
Item of other comprehensive income:
Foreign currency translation	47	265

Comprehensive income	$3,750	$5,185

For the Six Months Ended
Net income	$659	$2,418
Item of other comprehensive (loss) income:
Foreign currency translation	(143)	727

Comprehensive income	$516	$3,145

(5) Stock-Based Compensation

Stock-based compensation expense for new stock options granted or vested under the Company’s stock incentive plans and employee stock purchase plan (“ESPP”) and restricted stock was reflected in the statements of operations for the second quarter and first six months of each of fiscal 2012 and 2011 as follows (in thousands):

	Quarters Ended		Six Months Ended
	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Cost of goods sold	$52	$29	$102	$51
Selling, general and administrative expenses	258	132	484	254
Research and development expenses	99	55	176	98

	$409	$216	$762	$403

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

The following assumptions were used to estimate the fair value of options granted during the second quarter and first six months of fiscal 2012 and 2011 using the Black-Scholes option-pricing model:

	Quarters Ended		Six Months Ended
	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Stock options:
Volatility	78.9%	80.4%	78.9%	80.4%
Risk-free interest rates	0.9%	2.0%	0.9%	2.0%
Expected option life	7.2	5.5	7.2	5.5
Stock dividend yield	—	—	—	—
ESPP:
Volatility	78.9%	80.4%	78.9%	80.4%
Risk-free interest rates	0.1%	0.2%	0.1%	0.2%
Expected option life	0.5	0.5	0.5	0.5
Stock dividend yield	—	—	—	—

A summary of the option activity for the first six months of fiscal 2012 is as follows (in thousands, except price per share and contractual term):

	Number of Shares	Weighted- average Exercise Price Per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of August 27, 2011	3,472	$4.56
Options granted	445	3.56
Options forfeited	(69)	5.42
Options expired	(89)	8.65
Options exercised	(190)	1.76

Outstanding as of February 25, 2012	3,569	$4.47	5.8	$2,667

Exercisable as of February 25, 2012	2,352	$4.97	4.0	$1,686

The intrinsic value of options exercised during the second quarter and first six months of fiscal 2012 was $473,000 and $482,000, respectively. The intrinsic value of options exercised in the second quarter and first six months of fiscal 2011 was $250,000 and $250,000, respectively.

Under the 2008 Option Plan, the Company also granted a restricted stock award of 25,000 shares in the second quarter of fiscal 2012. The shares vest in three equal annual increments beginning on the first anniversary of the date of the award grant, December 21, 2012. The value of the restricted stock is determined using the market price on the grant date.

A summary of the status of the unvested options as of February 25, 2012 is as follows (in thousands, except fair value amounts):

	Number of Shares	Weighted-average Grant-Date Fair Value
Unvested at August 27, 2011	1,078	$2.29
Options granted	445	2.56
Options forfeited	(6)	3.13
Options vested	(300)	2.03

Unvested at February 25, 2012	1,217	$2.45

As of February 25, 2012, there was $2.8 million of total unrecognized compensation cost related to unvested share-based compensation granted under these plans. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of option shares vested during the second quarter of fiscal 2012 was $409,000, during the first six months of fiscal 2012 was $762,000, during the second quarter of fiscal 2011 was $216,000, and during the first six months of fiscal 2011 was $403,000.

(6) Product Warranty

Warranty provisions, claims and changes in estimates for the quarters and six months ended February 25, 2012 and February 26, 2011 were as follows (in thousands):

	Quarters Ended		Six Months Ended
	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Beginning balance	$2,104	$1,121	$2,151	$1,127
Warranty provisions	851	482	1,025	519
Warranty claims	(299)	(268)	(482)	(658)
Change in estimates	(298)	(127)	(336)	220

Ending balance	$2,358	$1,208	$2,358	$1,208

(7) Marketable Securities and Fair Value Measurements

As of February 25, 2012, the Company had investments in auction rate securities (“ARS”) reported at a fair value of $1.9 million after reflecting a $0.1 million other-than-temporary impairment against $2.0 million par value. The other than temporary impairment was recorded in fiscal 2008. The Company values its ARS using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements.

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The fair value measurements as of February 25, 2012 of cash and cash equivalents, restricted cash and marketable securities are summarized below (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$21,347	$21,347	—	—
Restricted cash	532	532	—	—
Marketable securities	$1,907	—	—	$1,907

The fair value measurements as of August 27, 2011 of cash and cash equivalents, restricted cash and marketable securities are summarized below (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$20,478	$20,478	—	—
Restricted cash	215	215	—	—
Marketable securities	$1,907	—	—	$1,907

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

In October 2009, the Company entered into a settlement agreement with the Office of Export Enforcement for $450,000. The Company paid $5,000 per month for ten months beginning in November 2009. The remaining $400,000 owed under the settlement was suspended for 12 months. The 12 month suspension period expired October 29, 2010, and the Company was released from further payments including the suspended $400,000. The Company believes it has maintained compliance with all export laws and does not anticipate any additional payments.

(9) Share Repurchase Plan

In October 2008, the Company authorized the repurchase of up to $3 million of the Company’s common stock to be effected from time to time in transactions in the public markets or in private purchases. The timing and extent of any repurchases will depend upon market conditions, the trading price of the Company’s shares and other factors, subject to the restrictions relating to volume, price and timing of share repurchases under applicable law. The repurchase program may be modified, suspended or terminated at any time by the Company without notice. The Company did not repurchase any of its common stock during fiscal 2010, fiscal 2011 or the first half of fiscal 2012.

(10) Income Taxes

As of February 25, 2012 and August 27, 2011, the Company had $339,000 and $392,000, respectively, of liabilities recorded related to unrecognized tax benefits. Included in the liability balance as of February 25, 2012 and as of August 27, 2011 are approximately $326,000 and $362,000, respectively, of unrecognized tax benefits that, if recognized, will affect the Company’s effective tax rate. Accrued interest and penalties on these unrecognized tax benefits as of February 25, 2012 were $13,000 and as of August 27, 2011 were $30,000. The Company recognizes potential interest and penalties related to income tax positions, if any, as a component of the provision for income taxes on the consolidated statements of operations.

The Company maintains a valuation allowance to fully reserve against its net deferred tax assets due to uncertainty over the ability to realize these assets. The Company assessed available evidence both positive and negative, including historical losses, projected taxable income and tax planning strategies, and determined that a full valuation allowance was still necessary. There was a $1.3 million decrease in the valuation allowance during the first half of fiscal year 2012. Included in the February 25, 2012 valuation allowance balance of $74.1 million is $3.9 million, which will be recorded as a credit to stockholders’ equity, if it is determined in the future that this portion of the valuation allowance is no longer required.

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

The Company recorded income tax expense of $42,000 in the second quarter of fiscal 2012 and income tax benefit of $27,000 in the first half of fiscal 2012 related primarily to foreign taxes and refundable Minnesota research and development credits. The Company recorded income tax benefit of $1,000 in the second quarter fiscal 2011 and income tax benefit of $7,000 in the first half fiscal 2011 related primarily to foreign taxes.

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

(12) Other Sales Information

Geographic Information

International sales were approximately 79% of total sales in the second quarter of fiscal 2012, approximately 46% of total sales in the second quarter of fiscal 2011, 80% of total sales in the first six months of fiscal 2012 and 54% of total sales in the first six months of fiscal 2011. The basis for determining sales by geographic region is the location that the product is shipped to. Included in these percentages and the table below are sales to related parties. Sales by geographic area are summarized as follows (in thousands):

	Quarters Ended		Six Months Ended
	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Asia	$27,028	$7,002	$35,967	$10,036
Europe	3,347	7,043	5,423	12,341
Other	6	16	13	22

Total International	30,381	14,061	41,403	22,399
Domestic	8,076	16,691	10,336	19,234

	$38,457	$30,752	$51,739	$41,633

The following summarizes countries comprising 10% or more of the Company’s sales for the second quarters and first six months of fiscal 2012 and 2011:

	Quarters Ended		Six Months Ended
	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
South Korea	53%	14%	47%	11%
Taiwan	16%	*	19%	*
France	*	10%	*	12%

*	Sales to the respective countries were less than 10% during the fiscal period.

Customer Information

The following summarizes significant customers comprising 10% or more of the Company’s trade accounts receivable as of February 25, 2012 and August 27, 2011 and 10% or more of sales for the second quarters and first six months of fiscal 2012 and 2011, which includes sales through related parties to end-users:

	% of Trade Accounts Receivable as of		% of Sales for the Fiscal Quarter Ended		% of Sales for the First Six Months Ended
	February 25, 2012	August 27, 2011	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Customer A	37%	*	49%	51%	45%	38%
Customer B	32%	64%	19%	*	14%	*
Customer C	15%	*	15%	*	18%	*
Customer D	*	*	*	12%	*	16%

*	Trade accounts receivable from or sales to respective customer were less than 10% as of the end of or during the fiscal period.

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

Industry

In its March 2012 Semiconductor Forecast report, Gartner stated that it estimated semiconductor revenue grew 1.6 percent, to $304 billion, in calendar 2011 from calendar 2010. In December 2011, Gartner had forecasted calendar 2011 revenues of $302 billion. In its March 2012 report, Gartner is now forecasting calendar 2012 semiconductor revenue to increase 4.0 percent to $316 billion (compared to $309 billion that it forecasted in December 2011). According to the March 2012 report, the calendar 2012 revenue growth is expected to be led by mobile consumer devices and the broader adoption of solid state memory.

From a semiconductor equipment perspective, Gartner, in its March 2012 report, estimated that actual calendar 2011 industry spending was $44.0 billion, representing an 8.4 percent year-over-year increase. In December 2011, Gartner had forecasted calendar 2011 semiconductor capital equipment spending of $43.2 billion. Also, in March 2012, Gartner changed its calendar year 2012 capital spending forecast from that made in December 2011 to a decrease from the calendar 2011 level of 11.6 percent as compared to a 21.3 percent decline previously forecasted in December 2011.

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

If we determine that the carrying amount of long-lived assets may not be recoverable, we measure any impairment based on the fair value of the long-lived assets. Net long-lived assets amounted to $16.8 million as of February 25, 2012.

In the first half of fiscal 2012 we generated positive cash flows from operations. If our long-term future plans do not yield positive cash flows in excess of the carrying amount of our long-lived assets, we may incur future impairments of those assets.

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

Inventory Provisions Estimation

We record provisions for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these provisions are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives, forecasted sales demand and recoverability. Results could be materially different if demand for our products decreased because of economic or competitive conditions, length of the industry downturn, or if products become obsolete because of technical advancements in the industry or by us. In the second quarter of fiscal 2012, we recorded approximately $564,000, in the first six months of fiscal 2012, we recorded approximately $1,187,000, in the second quarter of fiscal 2011, we recorded approximately $425,000 and in the first six months of fiscal 2011 we recorded approximately $725,000 of additional inventory provisions associated primarily with engineering design changes.

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

Significant judgment is required in determining unrecognized tax benefits. We have established accruals for unrecognized tax benefits using management’s best judgment and adjust these accruals as warranted by changing facts and circumstances. A change in our accruals in any given period could have a significant impact on our results of operations and cash flows for that period. The accrual for unrecognized benefits decreased by $53,000 for the first half of fiscal 2012 and increased by $49,000 for the first half of fiscal 2011.

SECOND QUARTER AND FIRST HALF OF FISCAL 2012 COMPARED WITH SECOND QUARTER AND FIRST HALF OF FISCAL 2011

The Company

The following table sets forth on a consolidated basis, for the fiscal periods indicated, certain income and expense items as a percent of total sales.

	Percent of Sales		Percent of Sales
	Quarter Ended		Six Months Ended
	February 25,	February 26,	February 25,	February 26,
	2012	2011	2012	2011
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.5	57.6	65.1	56.3

Gross margin	32.5	42.4	34.9	43.7
Selling, general and administrative	14.1	16.1	20.6	23.1
Research and development	8.6	10.3	13.6	14.8

Operating income	9.8	16.0	0.7	5.8
Other (expense) income, net	(0.1)	—	0.5	—

Income before income taxes	9.7	16.0	1.2	5.8
Income tax expense (benefit)	0.1	—	(0.1)	—

Net income	9.6%	16.0%	1.3%	5.8%

Sales Revenue and Shipments

Sales revenue increased to $38.5 million for the second quarter of fiscal 2012 as compared to $30.8 million for the second quarter of fiscal 2011. The increase related primarily to an increase in shipments from $33.4 million in the second quarter of fiscal 2011 to $48.8 million in the second quarter of fiscal 2012. Sales revenue increased to $51.7 million for the first half of fiscal 2012 as compared to $41.6 million for the first half of fiscal 2011. The increase related primarily to an increase in shipments from $49.1 million in the first half of fiscal 2011 to $62.0 million in the first half of fiscal 2012. The increases in the fiscal 2012 periods as compared to the fiscal 2011 periods were primarily associated with increased ANTARES® and ORION® system sales, more than offsetting lower batch systems, spare parts and service revenues. Included in the fiscal 2012 second quarter shipments were two ORION systems for which revenue recognition will be delayed until acceptance.

Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Therefore, depending on timing of shipments and customer acceptances, there are reporting periods where shipments may exceed sales revenue or, due to timing of acceptance, sales revenue may exceed shipments.

International revenue was $30.4 million, representing 79% of total revenue, during the second quarter of fiscal 2012 and $14.1 million, representing 46% of total revenue, during the second quarter of fiscal 2011. International revenue was $41.4 million, representing 80% of total revenue, during the first half of fiscal 2012 and $22.4 million, representing 54% of total revenue, during the first half of fiscal 2011. The increase in international sales in the fiscal 2012 periods related primarily to increased sales in Asia.

Gross Margin

Our gross profit margin fluctuates due to a number of factors, including the mix of products sold; the mix of customers sold to; initial product placement discounts; utilization of manufacturing capacity; and the competitive pricing environment.

Gross margin as a percentage of sales for the second quarter of fiscal 2012 was 32.5% as compared to 42.4% for the second quarter of fiscal 2011. Gross margin as a percentage of sales for the first half of fiscal 2012 was 34.9% as compared to 43.7% for the first half of fiscal 2011. The decrease in gross margins in the fiscal 2012 periods related primarily to the mix of products sold, including an ORION® System sold at a discount in the second quarter of fiscal 2012 for advanced technology development. In addition, spare parts and service revenues, which generally carry higher margin, decreased as a percent of total sales in the fiscal 2012 periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.4 million in the second quarter of fiscal 2012 as compared to $5.0 million for the second quarter of fiscal 2011. Selling, general and administrative expenses were $10.7 million for the first half of fiscal 2012 as compared to $9.6 million for the same period in fiscal 2011. The increases in the year-over-year selling, general and administrative expenses related primarily to a 23% increase in the number of service employees. In addition, there was an increase in stock compensation expense to $258,000 in the second quarter of fiscal 2012 compared to $132,000 in the second quarter of fiscal 2011 and to $484,000 in the first half of fiscal 2012 as compared to $254,000 in the first half of fiscal 2011.

Research and Development Expenses

Research and development expenses were $3.3 million for the second quarter of fiscal 2012 as compared to $3.2 million for the same period in fiscal 2011. Research and development expenses were $7.0 million for the first six months of fiscal 2012 as compared to $6.2 million for the first six months of fiscal 2011. The increases in the fiscal 2012 periods related to higher expenses associated with increases in personnel and increased outside services related to control system improvements, partially offset by lower costs of materials used in research and development in the fiscal 2012 periods. In addition, there was an increase in stock compensation expense to $99,000 in the second quarter of fiscal 2012 as compared to $55,000 in the second quarter of fiscal 2011 and to $176,000 in the first half of fiscal 2012 compared to $98,000 in the first half of fiscal 2011.

Income Taxes

We recorded income tax expense of $42,000 in the second quarter of fiscal 2012 and income tax benefit of $27,000 in the first half of fiscal 2012 related primarily to foreign taxes and refundable Minnesota research and development credits. We recorded income tax benefit of $1,000 in the second quarter of fiscal 2011 and income tax benefit of $7,000 in the first half of fiscal 2011 related primarily to foreign taxes.

Our net deferred tax assets on the balance sheet as of February 25, 2012 have been fully reserved for with a valuation allowance. We assessed both positive and negative factors, including historical losses, projected taxable income and tax planning strategies and determined that there was not sufficient evidence at this time to reverse the valuation allowance. We will continue to evaluate the need to make adjustments to our valuation allowance based on anticipated future operating performance.

We have net operating loss carryforwards for federal income tax purposes of approximately $165.4 million, which will begin to expire in fiscal 2019 through fiscal 2029 if not utilized. Of this amount, approximately $3.2 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year.

Net Income

Net income was $3.7 million in the second quarter of fiscal 2012 as compared to net income of $4.9 million in the second quarter of fiscal 2011. Net income was $659,000 for the first half of fiscal 2012 as compared to net income of $2.4 million for the first half of fiscal 2011.

Liquidity and Capital Resources

Our cash, restricted cash, cash equivalents and long-term securities were approximately $23.8 million as of February 25, 2012, an increase of $1.2 million from the end of fiscal 2011. The increase was due primarily to $2.8 million of cash generated from operations and $0.6 million from the issuance of common stock. The increase was partially offset by $2.6 million of capital expenditures, primarily related to investments in our applications laboratory and other general infrastructure programs.

As of February 25, 2012, we had investments in ARS reported at a fair value of $1.9 million after reflecting a $0.1 million other-than-temporary impairment against $2.0 million par value. The other-than-temporary impairment was recorded in fiscal 2008. The ARS we hold are marketable securities with long-term stated maturities for which the interest rates are reset every 28 days through an auction process. There were no redemptions of our ARS in the first half of fiscal 2012.

These ARS may not provide the liquidity to us as we need it, and it could take until the final maturity of the underlying notes (from 31 to 32 years) to realize our investments’ recorded value. Currently, there is a very limited market for any of these securities and future liquidations at this time, if possible, would likely be at a significant discount.

Trade accounts receivable increased $5.4 million to $28.6 million from $23.2 million at the end of fiscal 2011. The increase in accounts receivable related primarily to the increase in shipments in the second quarter of fiscal 2012 to $48.8 million from $25.3 million in the fourth quarter of fiscal 2011. Trade accounts receivable will fluctuate quarter to quarter depending on individual customers’ timing of shipping dates, payment terms and cash flow conditions. In certain situations, extended payment terms may be granted to customers.

Inventory was approximately $42.0 million at February 25, 2012 and $48.6 million at the end of fiscal 2011. The decrease in inventory related primarily to a decrease in finished goods and work-in-process inventory due to shipments in the second quarter of fiscal 2012 of $48.8 million. The decreases were partially offset by increases in raw materials and purchased parts.

Trade accounts payable decreased to $10.0 million as of February 25, 2012 as compared to $11.2 million at the end of fiscal 2011. The decrease in trade accounts payable related primarily to the timing of inventory receipts and payments to vendors.

As of February 25, 2012, our current ratio of current assets to current liabilities was 4.3 to 1.0, and working capital was $74.9 million.

The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Operating lease obligations	$859	$441	$388	$30		$—
Purchase obligations (1)	16,315	16,315	—	—		—
Royalty obligations	1,343	1,343	—	—		—
Other long-term commitments (2)	1,000	125	500	375		—

Total	$19,517	$18,224	$888	$405	$

(1)	Purchase obligations include purchase orders entered into in the ordinary course of business.
(2)	Other long-term commitments represent payments related to minimum royalty payments or discounts granted under a license agreement.

The contractual obligations table does not include $339,000 of accruals for unrecognized tax benefits, as the timing of payments or reversals is uncertain.

Capital expenditures were $2.6 million in the first half of fiscal 2012 and $1.0 million in the first half of fiscal 2011, primarily related to investments in our applications laboratory and other general infrastructure programs.

We filed a shelf registration statement with the SEC on March 30, 2010 to register an indeterminate number of shares of common stock, preferred stock, warrants and units, the aggregate initial offering price of which is not to exceed $50 million. On June 14, 2010, we closed on a public offering of 6.2 million shares of our common stock at a public offering price of $3.05 per share. Net proceeds from the sale of the shares, after underwriter discounts and commissions and other offering expenses, were approximately $17.6 million. Following the June 2010 stock offering, we have registered under the shelf registration statement an indeterminate number of shares of common stock, preferred stock, warrants and units with an aggregate initial offering price not to exceed $31.1 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in our foreign-based affiliates. As of February 25, 2012, our investments included a 100% interest in our sales and service offices located in Europe and Asia and a 20% interest in Apprecia Technology, Inc., which operates as our distributor in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.

We have direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region and incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks. As of February 25, 2012, we had not entered into any hedging activities and our foreign currency transaction gains and losses for the second quarter and first six months of fiscal 2012 were insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.

We do not have significant exposure to changing interest rates as we currently have no long-term debt. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The annual impact on income before income taxes of a 1% change in short-term interest rates would be approximately $238,000 based on our cash and cash equivalents, restricted cash and long-term marketable securities balances as of February 25, 2012.

As of February 25, 2012, our investment portfolio included ARS reported at a fair value of $1.9 million after reflecting a $0.1 million other-than-temporary impairment against $2.0 million par value. The interest rates of our ARS are reset every 28 days through an auction process and at the end of each reset period, investors can sell or continue to hold the securities at par.

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

During periods of growth in the semiconductor industry, which can occur as a result of increased unit demand for semiconductor devices or technological advancement, the Company may be required to concurrently install leading edge products at multiple customers in multiple geographic regions. The complexity of certain products requires that the installation and start-up employee teams be trained and have hands-on experience with the Company’s products to insure that the products are installed, facilitized and qualified on schedule. If the Company is unable to hire and train new employees or utilize employees from other parts of the organization to successfully complete the installation and qualification on schedule, customers may not purchase additional products in the future. As a result, our business, financial condition and results of operations may be materially and adversely affected.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

None

ITEM 5. Other Information

The Company has considered the shareholder vote regarding the frequency for future advisory votes on executive compensation and determined that it will hold an advisory vote on its executive compensation every year until the next vote on frequency which will be no later than the Company’s Annual Meeting of Shareholders in 2018.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 6. Exhibits

(a) Exhibits

3.1	Restated Articles of Incorporation of the Company. (1)

3.2	Restated By-Laws. (1)

3.3	Articles of Amendment of Restated Articles of Incorporation (1)

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at February 25, 2012 and August 27, 2011, (ii) the Condensed Consolidated Statements of Operations for the quarters and six months ended February 25, 2012 and February 26, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended February 25, 2012 and February 26, 2011 and (iv) the notes to the Condensed Consolidated Financial Statements. (2)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed with the SEC on March 30, 2010 and incorporated by reference.
(2)	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSI INTERNATIONAL, INC.
[Registrant]

By:	/s/ Patricia M. Hollister
Patricia M. Hollister
Chief Financial Officer on behalf of the Registrant and as Principal Financial and Accounting Officer

DATE: March 29, 2012

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing

3.1	Restated Articles of Incorporation of the Company. (1)	Incorporated by reference.

3.2	Restated By-Laws. (1)	Incorporated by reference.

3.3	Articles of Amendment of Restated Articles of Incorporation. (1)	Incorporated by reference.

31.1	Certification by Principal Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at February 25, 2012 and August 27, 2011, (ii) the Condensed Consolidated Statements of Operations for the quarters and six months ended February 25, 2012 and February 26, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended February 25, 2012 and February 26, 2011 and (iv) the notes to the Condensed Consolidated Financial Statements. (2).	Filed herewith.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed with the SEC on March 30, 2010 and incorporated by reference.
(2)	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections