Form 10-Q
period 2012-05-26
FSI INTERNATIONAL INC
filed 2012-06-28
CIK 841692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 26, 2012

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

Common Stock, No Par Value – 39,194,000 shares outstanding as of June 26, 2012

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I. ITEM 1. FINANCIAL INFORMATION

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 26, 2012 AND AUGUST 27, 2011

ASSETS

(unaudited)

(in thousands)

	May 26, 2012	August 27, 2011
Current assets:
Cash and cash equivalents	$48,559	$20,478
Restricted cash	532	215
Trade accounts receivable, net of allowance for doubtful accounts of $112	22,349	23,196
Inventories	37,081	48,630
Other receivables	2,729	2,627
Prepaid expenses and other current assets	2,011	1,614

Total current assets	113,261	96,760

Property, plant and equipment, at cost	76,584	74,382
Less accumulated depreciation	(59,600)	(59,577)

	16,984	14,805
Long-term securities	1,907	1,907
Investment	0	677
Other assets	1,603	1,677

Total assets	$133,755	$115,826

(continued)

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 26, 2012 AND AUGUST 27, 2011

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	May 26, 2012	August 27, 2011
Current liabilities:
Trade accounts payable	$10,727	$11,226
Accrued expenses	10,733	7,473
Customer deposits	611	—
Deferred profit	5,400	2,997

Total current liabilities	27,471	21,696
Long-term accrued expenses	310	392

Stockholders’ equity:
Preferred stock, no par value; 9,700 shares authorized; none issued and outstanding	0	0
Series A Junior Participating Preferred Stock, no par value; 300 shares authorized; none issued and outstanding	0	0
Common stock, no par value; 50,000 shares authorized; issued and outstanding, 39,194 and 38,861 shares, at May 26, 2012 and August 27, 2011, respectively	246,111	245,491
Accumulated deficit	(146,336)	(157,026)
Accumulated other comprehensive (loss) income	(98)	100
Other stockholders’ equity	6,297	5,173

Total stockholders’ equity	105,974	93,738

Total liabilities and stockholders’ equity	$133,755	$115,826

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED MAY 26, 2012 AND MAY 28, 2011

(unaudited)

(in thousands, except per share data)

	May 26, 2012	May 28, 2011
Sales	$50,757	$25,598
Cost of sales	30,011	13,731

Gross margin	20,746	11,867
Selling, general and administrative expenses	5,745	4,675
Research and development expenses	4,303	3,155

Operating income	10,698	4,037
Interest income	22	25
Impairment of investment	(677)	0
Other income, net	32	55

Income before income taxes	10,075	4,117
Income tax expense	44	6

Net income	$10,031	$4,111

Net income per common share:
Basic	$0.26	$0.11
Diluted	$0.25	$0.10
Weighted average common shares – basic	39,186	38,714
Weighted average common shares – diluted	39,916	39,248

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED MAY 26, 2012 AND MAY 28, 2011

(unaudited)

(in thousands, except per share data)

	May 26, 2012	May 28, 2011
Sales	$102,496	$67,231
Cost of sales	63,702	37,144

Gross margin	38,794	30,087
Selling, general and administrative expenses	16,424	14,303
Research and development expenses	11,331	9,327

Operating income	11,039	6,457
Interest income	50	79
Impairment of investment	(677)	0
Other income (expense), net	295	(8)

Income before income taxes	10,707	6,528
Income tax expense (benefit)	17	(1)

Net income	$10,690	$6,529

Net income per common share:
Basic	$0.27	$0.17
Diluted	$0.27	$0.17
Weighted average common shares – basic	39,012	38,631
Weighted average common shares – diluted	39,504	39,079

See accompanying notes to condensed consolidated financial statements.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MAY 26, 2012 AND MAY 28, 2011

(unaudited)

(in thousands)

	May 26, 2012	May 28, 2011
OPERATING ACTIVITIES:
Net income	$10,690	$6,529
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock compensation expense	1,195	677
Depreciation	1,937	1,582
Impairment of investment	677	0
(Gain) loss on disposition of fixed assets	(231)	16
Changes in operating assets and liabilities:
Restricted cash	(317)	0
Trade accounts receivable	847	1,186
Inventories	9,531	(19,522)
Prepaid expenses and other assets	(286)	(934)
Trade accounts payable	777	1,847
Accrued expenses	2,969	(1,169)
Customer deposits	611	342
Deferred profit	2,403	1,404

Net cash provided by (used in) operating activities	30,803	(8,042)

INVESTING ACTIVITIES:
Capital expenditures	(3,375)	(2,012)
Proceeds from sales of fixed assets	231	0
Sales of marketable securities	0	1,705

Net cash used in investing activities	(3,144)	(307)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	620	436

Net cash provided by financing activities	620	436

Effect of exchange rate changes on cash and cash equivalents	(198)	788

Increase (decrease) in cash and cash equivalents	28,081	(7,125)
Cash and cash equivalents at beginning of period	20,478	34,365

Cash and cash equivalents at end of period	$48,559	$27,240

See accompanying notes to condensed consolidated financial statements.

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

    Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments (consisting only of normal and recurring adjustments, except as disclosed in the notes) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) but omit certain information and footnote disclosures necessary to present the financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2011, previously filed with the SEC. The Company’s fiscal year ends on the last Saturday in August and is comprised of 52 or 53 weeks.

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

    Use of Estimates

In preparing the consolidated financial statements in conformity with GAAP, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, employee incentive accruals, inventory valuation, warranty reserves, allowance for doubtful accounts, valuation allowances on deferred tax assets, and future cash flows associated with impairment testing for other long-lived assets. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment, adjusting such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared.

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

	May 26, 2012	August 27, 2011
Finished products, including evaluation systems	$2,525	$6,696
Work-in-process	13,568	22,848
Raw materials	20,988	19,086

	$37,081	$48,630

(3)    Accrued Expenses

Accrued expenses are summarized as follows (in thousands):

	May 26, 2012	August 27, 2011
Salaries and benefits	$1,869	$1,290
Discretionary compensation and bonus	981	805
Vacation	1,287	1,145
Product warranty	3,513	2,151
Royalties	1,782	1,034
Other	1,301	1,048

	$10,733	$7,473

(4)    Comprehensive Income (Loss)

Other comprehensive income (loss) pertains to revenues, expenses, gains and losses that are not included in the net income but rather are recorded directly in stockholders’ equity. The components of comprehensive income (loss) are summarized as follows (in thousands):

	Quarters Ended		Nine Months Ended
	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Net income	$10,031	$4,111	$10,690	$6,529
Foreign currency translation	(55)	61	(198)	788

Comprehensive income	$9,976	$4,172	$10,492	$7,317

(5)    Stock-Based Compensation

Stock-based compensation expense for stock options granted or vested under the Company’s stock incentive plans and employees stock purchase plan (“ESPP”) and restricted stock granted was reflected in the condensed consolidated statements of operations for the third quarter and first nine months of each of fiscal 2012 and 2011 as follows (in thousands):

	Quarters Ended		Nine Months Ended
	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Cost of sales	$61	$34	$163	$85
Selling, general and administrative	276	173	760	427
Research and development	96	67	272	165

	$433	$274	$1,195	$677

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it expect to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the third quarter of fiscal 2012 and the first nine months of fiscal 2012 and fiscal 2011 using the Black-Scholes option-pricing model:

	Third Quarter Ended	Nine Months Ended
	May 26, 2012	May 26, 2012	May 28, 2011
Stock options:
Volatility	78.9%	78.9%	80.4%
Risk-free interest rate	0.8%	0.8%	2.0%
Expected option life	7.2	7.2	5.5
Stock dividend yield	0	0	0
ESPP:
Volatility		78.9%	80.4%
Risk-free interest rate		0.1%	0.2%
Expected option life		0.5	0.5
Stock dividend yield		0	0

There were no stock options granted under the Company’s option plan in the third quarter of fiscal 2011 and there were no stock options granted under the ESPP in the third quarter of fiscal 2012 or fiscal 2011.

A summary of option activity for the first nine months of fiscal 2012 is as follows (in thousands, except price per share and contractual term):

	Number of Shares	Weighted- average Exercise Price Per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of August 27, 2011	3,472	$4.56
Options granted	448	3.57
Options forfeited	(82)	5.42
Options expired	(332)	10.35
Options exercised	(209)	1.81

Outstanding as of May 26, 2012	3,297	$4.00	5.9	$1,872

Exercisable as of May 26, 2012	2,223	$4.22	4.5	$1,354

The intrinsic value of options exercised during the third quarter of fiscal 2012 was $55,000 and during the first nine months of fiscal 2012 was $537,000. The intrinsic value of options exercised during the third quarter of fiscal 2011 was $77,000 and during the first nine months of fiscal 2011 was $328,000.

Under the 2008 Option Plan, the Company also granted a restricted stock award of 25,000 shares in the second quarter of fiscal 2012. The shares vest in three equal annual increments beginning on the first anniversary of the date of the award grant, December 21, 2012. The value of the restricted stock is determined using the market price on the grant date.

A summary of the status of the Company’s unvested options as of May 26, 2012 is as follows (in thousands, except fair value amounts):

	Number of Shares	Weighted-average Grant-Date Fair Value
Unvested at August 27, 2011	1,078	$2.29
Options granted	448	2.56
Options forfeited	(5)	3.13
Options vested	(447)	2.11

Unvested at May 26, 2012	1,074	$2.48

As of May 26, 2012, there was $2,385,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.0 years. The total fair value of option shares vested was $433,000 during the third quarter of fiscal 2012, $1,195,000 during the first nine months of fiscal 2012, $274,000 during the third quarter of fiscal 2011, and $677,000 during the first nine months of fiscal 2011.

(6)    Product Warranty

Warranty provisions, claims and changes in estimates for the quarters and nine months ended May 26, 2012 and May 28, 2011 were as follows (in thousands):

	Quarters Ended		Nine Months Ended
	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Beginning balance	$2,358	$1,208	$2,151	$1,127
Warranty provisions	1,303	268	3,142	787
Warranty claims	(1,177)	(247)	(1,659)	(905)
Change in estimates	1,029	0	(121)	220

Ending balance	$3,513	$1,229	$3,513	$1,229

(7)    Marketable Securities and Fair Value Measurements

As of May 26, 2012, the Company had investments in auction rate securities (“ARS”) reported at a fair value of $1.9 million after reflecting a $0.1 million other-than-temporary impairment against $2.0 million par value. The other than temporary impairment was recorded in fiscal 2008. The Company values its ARS using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements.

The ARS held by the Company are marketable securities with long-term stated maturities for which the interest rates are reset every 28 days through an auction process and at the end of each reset period, investors can sell or continue to hold the securities at par. Due to the liquidity issues experienced in global credit and capital markets, the ARS held by the Company have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. During the second quarter of fiscal 2008, the Company reclassified the ARS from current marketable securities to long-term marketable securities on the consolidated balance sheet due to difficulties encountered at auction and the conditions in the general debt markets creating uncertainty as to when successful auctions may be reestablished.

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

Items Measured at Fair Value on a Recurring Basis

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

The fair value measurements as of May 26, 2012 of cash and cash equivalents, restricted cash and marketable securities are summarized below (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$48,559	$48,559	0	0
Restricted cash	532	532	0	0
Marketable securities	1,907	0	0	$1,907

The fair value measurements as of August 27, 2011 of cash and cash equivalents, restricted cash and marketable securities are summarized below (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$20,478	$20,478	0	0
Restricted cash	215	215	0	0
Marketable securities	1,907	0	0	$1,907

Items Measured at Fair Value on a Nonrecurring Basis

In the third quarter of fiscal 2012, the Company recorded an impairment of $677,000 related to a cost method investment. The fair value after impairment was zero for the investment at May 26, 2012 and is classified as Level 3 investment in the fair value hierarchy. The fair value measurement of the Company’s cost method investments are based on a valuation involving significant unobservable inputs, generally utilizing the market approach.

(8)    Income Taxes

As of May 26, 2012 and August 27, 2011, the Company had $310,000 and $392,000, respectively, of liabilities recorded related to unrecognized tax benefits. Included in the liability balance as of May 26, 2012 and as of August 27, 2011 are approximately $297,000 and $362,000, respectively, of unrecognized tax benefits that, if recognized, will affect the Company’s effective tax rate. Accrued interest and penalties on these unrecognized tax benefits as of May 26, 2012 and August 27, 2011 were $13,000 and $30,000, respectively. The Company recognizes potential interest and penalties related to income tax positions, if any, as a component of provision for income taxes on the consolidated statements of operations.

The Company maintains a valuation allowance to reserve against 99.8% of its net deferred tax assets due to uncertainty over the ability to realize these assets. The Company assessed available evidence both positive and negative, including historical losses, projected taxable income and tax planning strategies, and determined that this valuation allowance was still necessary. There was a $7.6 million decrease in the deferred tax asset and related valuation allowance during the first nine months of fiscal year 2012 related to the use of the Company’s net operating loss carryforwards. Included in the May 26, 2012 valuation allowance balance of $67.8 million is $3.9 million, which will be recorded as a credit to stockholders’ equity, if it is determined in the future that this portion of the valuation allowance is no longer required.

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

The Company recorded an income tax expense of $44,000 in the third quarter fiscal 2012 and an income tax expense of $17,000 for the first nine months of fiscal 2012 related primarily to foreign taxes and a refundable Minnesota research and development credit. The Company recorded an income tax expense of $6,000 in the third quarter fiscal 2011 and an income tax benefit of $1,000 for the first nine months fiscal 2011 related primarily to foreign taxes.

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

In October 2009, the Company entered into a settlement agreement with the Office of Export Enforcement for $450,000. The Company paid $5,000 per month for ten months beginning in November 2009. The remaining $400,000 owed under the settlement was suspended for 12 months. The 12 month suspension period expired October 29, 2010 and the Company was released from further payments including the suspended $400,000. The Company believes it has maintained compliance with all export laws during the suspension period and does not anticipate any additional payments.

(10)    Share Repurchase Plan

In October 2008, the Company authorized the repurchase of up to $3 million of the Company’s common stock to be effected from time to time in transactions in the public markets or in private purchases. The timing and extent of any repurchases will depend upon market conditions, the trading price of the Company’s shares and other factors, subject to the restrictions relating to volume, price and timing of share repurchases under applicable law. The repurchase program may be modified, suspended or terminated at any time by the Company without notice. The Company did not repurchase any of its common stock during fiscal 2010, fiscal 2011 or the first nine months of fiscal 2012.

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

(12)    Other Sales Information

    Geographic Information

International sales were approximately 73% of total sales in the third quarter of fiscal 2012, approximately 62% of total sales in the third quarter of fiscal 2011, 77% of total sales in the first nine months of fiscal 2012 and 57% of total sales in the first nine months of fiscal 2011. The basis for determining sales by geographic region is the location that the product is shipped to. Included in these percentages and the table below are sales to related parties. Sales by geographic area are summarized as follows (in thousands):

	Quarters Ended		Nine Months Ended
	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Asia	$27,717	$10,016	$63,684	$20,051
Europe	9,487	5,781	14,910	18,123
Other	19	33	32	55

Total International	37,223	15,830	78,626	38,229
Domestic	13,534	9,768	23,870	29,002

	$50,757	$25,598	$102,496	$67,231

The following summarizes countries comprising 10% or more of the Company’s sales for the third quarters and first nine months of fiscal 2012 and 2011:

	Quarters Ended		Nine Months Ended
	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
South Korea	36%	19%	42%	14%
Taiwan	17%	*	18%	*
Germany	12%	*	*	*

* Sales to the respective countries were less than 10% during the fiscal period.

    Customer Information

The following summarizes significant customers comprising 10% or more of the Company’s trade accounts receivable as of May 26, 2012 and August 27, 2011 and 10% or more of sales for the third quarters and first nine months of fiscal 2012 and 2011, which includes sales through related parties to end-users:

	% of Trade Accounts Receivable as of		% of Sales for the Fiscal Quarter Ended		% of Sales for the First Nine Months Ended
	May 26, 2012	August 27, 2011	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Customer A	15%	*	33%	35%	39%	37%
Customer B	*	*	*	*	*	12%
Customer C	27%	64%	22%	*	18%	*
Customer D	29%	*	12%	*	*	*
Customer E	*	*	*	*	13%	*

*	Trade accounts receivable from or sales to respective customer were less than 10% as of the end of or during the fiscal period.

(13)    Impairment of Investment

The Company has an investment in Apprecia Technology, Inc. (“ATI”), its distributor in Japan. The historical carrying value of this investment accounted for under the cost method was $677,000. ATI is currently implementing certain restructuring strategies due to its current financial condition and general economic and semiconductor industry conditions in Japan. Based upon this, in addition to ATI’s recent operating performance, the Company performed an analysis of its investment and determined the investment was fully impaired. During the third quarter of fiscal 2012, the Company recorded a $677,000 impairment charge associated with its investment in ATI.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this report, except for the historical information, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Typically, we identify forward-looking statements by use of an asterisk “*.” In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” or the negative of such terms or other comparable terminology. These statements are subject to various risks and uncertainties, both known and unknown. Factors that could cause actual results to differ include, but are not limited to, changes in industry conditions; order delays or cancellations; general economic conditions; changes in customer capacity requirements and demand for microelectronics; the extent of demand for our products and our ability to meet demand; global trade policies; worldwide economic and political stability; our successful execution of internal performance plans; the cyclical nature of our business; volatility of the market for certain products; performance issues with key suppliers and subcontractors; the level of new orders; the timing and success of current and future product and process development programs; the success of our direct distribution organization; legal proceedings; the potential impairment of long-lived assets; the potential adverse financial impacts resulting from declines in the fair value and liquidity of investments we presently hold; the impact of natural disasters on parts supply and demand for products; the ability to attract, retain and motivate a sufficient number of qualified employees; as well as other factors listed from time to time in our SEC reports including, but not limited to, the Risk Factors set forth in our Form 10-K for the fiscal year ended August 27, 2011 and Item 1A herein. Readers also are cautioned not to place undue reliance on these forward-looking statements as actual results could differ materially. We undertake no duty to update any of the forward-looking statements after the date of this report.

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

Industry

In its June 2012 semiconductor forecast report, Gartner is now forecasting calendar 2012 semiconductor revenue to increase 4.0 percent from the calendar 2011 level to $319 billion (compared to the $316 billion revenue amount that it forecasted in March 2012) after growing 1.8 percent in 2011. The calendar 2012 revenue growth is expected to be led by mobile consumer devices and the broader adoption of solid state memory. We believe that power management continues to be the key driver in the move to mobility, increasing the focus on leading edge 32/28 nanometer production capacity.

From a semiconductor equipment perspective, Gartner, in its June 2012 report, revised its calendar 2012 spending forecasts from that made in March of 2012. Gartner is now forecasting calendar 2012 capital equipment spending to decrease 7.1 percent from the calendar 2011 level as compared to an 11.6 percent decline for the same period forecasted in March 2012. Gartner is forecasting capital equipment spending to increase 9.3 percent in calendar 2013 from the calendar 2012 level.

In March 2012, Gartner reported that it estimated that the surface conditioning market exceeded $2.7 billion in calendar 2011 and that it is growing at a faster rate than the total semiconductor equipment market. We are capable of addressing a substantial portion of the surface conditioning market with our three core products, including ZETA®, ANTARES® and ORION® systems. According to Gartner, the single wafer cleaning segment of the market, served with our ORION and ANTARES products, now represents over 70 percent or $1.8 billion of the total surface conditioning market.

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

If we determine that the carrying amount of long-lived assets may not be recoverable, we measure any impairment based on the fair value of the long-lived assets. Net long-lived assets amounted to $17.0 million as of May 26, 2012.

In the first nine months of fiscal 2012 we generated positive cash flows from operations. If our long-term future plans do not yield positive cash flows in excess of the carrying amount of our long-lived assets, we may incur future impairments of those assets.

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

Inventory Provisions Estimation

We record provisions for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these provisions are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives, forecasted sales demand and recoverability. Results could be materially different if demand for our products decreased because of economic or competitive conditions, length of the industry downturn, or if products become obsolete because of technical advancements in the industry or by us. In the first nine months of fiscal 2012, we recorded approximately $2.2 million associated primarily with engineering design changes and due to additional reserves associated with our PSS product line. In the first nine months of fiscal 2011, we recorded approximately $1.7 million of additional inventory provisions associated primarily with engineering design changes.

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

Significant judgment is required in determining unrecognized tax benefits. We have established accruals for unrecognized tax benefits using management’s best judgment and adjust these accruals as warranted by changing facts and circumstances. A change in our accruals in any given period could have a significant impact on our results of operations for that period. The accrual for unrecognized benefits decreased by $82,000 for the first nine months of fiscal 2012 and increased by $37,000 for the nine months of fiscal 2011.

THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2012 COMPARED TO THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2011

The Company

The following table sets forth on a consolidated basis, for the fiscal period indicated, certain income and expense items as a percent of total sales.

	Percent of Sales Quarter Ended		Percent of Sales Nine Months Ended
	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.1	53.6	62.2	55.2

Gross margin	40.9	46.4	37.8	44.8
Selling, general and administrative	11.3	18.3	16.0	21.3
Research and development	8.5	12.3	11.1	13.9

Operating income	21.1	15.8	10.7	9.6
Other (expense) income, net	(1.2)	0.3	(0.3)	0.1

Income before income taxes	19.9	16.1	10.4	9.7
Income tax expense (benefit)	0.1	—	—	—

Net income	19.8%	16.1%	10.4%	9.7%

Sales Revenue and Shipments

Sales revenue increased to $50.8 million for the third quarter of fiscal 2012 as compared to $25.6 million for the third quarter of fiscal 2011. This increase in sales revenue related to an increase in shipments from $22.9 million in the third quarter of fiscal 2011 to $52.1 million in the third quarter of fiscal 2012. Sales revenue increased to $102.5 million for the first nine months of fiscal 2012 as compared to $67.2 million for the first nine months of fiscal 2011. This increase in sales revenue related to an increase in shipments from $72.0 million in the first nine months of fiscal 2011 to $114.0 million in the first nine months of fiscal 2012. The increases in the fiscal 2012 periods as compared to the fiscal 2011 periods were primarily associated with increased ANTARES® and ORION® system sales, more than offsetting lower batch systems sales.

Based upon our revenue recognition policy, certain shipments to customers are not recognized until customer acceptance. Therefore, depending on the timing of shipments and customer acceptances, there are time periods where shipments may exceed sales revenue or sales revenue may exceed shipments.

International sales were $37.2 million, representing 73% of total sales, during the third quarter of fiscal 2012 and $15.8 million, representing 62% of total sales, during the third quarter of fiscal 2011. International sales were $78.6 million, representing 77% of total sales, during the first nine months of fiscal 2012 and $38.2 million, representing 57% of total sales, during the first nine months of fiscal 2011. The increase in international sales in the fiscal 2012 periods related to increased sales in Asia.

Gross Margin

Our gross profit margin fluctuates due to a number of factors, including the mix of products sold; initial product placement discounts; utilization of manufacturing capacity; the competitive pricing environment; lower margins on initial product sales; and warranty and obsolescence charges.

Gross margin as a percentage of sales for the third quarter of fiscal 2012 was 40.9% as compared to 46.4% for the third quarter of fiscal 2011. Gross margin as a percentage of sales for the first nine months of fiscal 2012 was 37.8% as compared to 44.8% for the first nine months of fiscal 2011. The decrease in gross margins for fiscal 2012 periods was due primarily to changes in product mix, with sales of our ORION product representing a larger percent of total sales in the fiscal 2012 periods, and also due to increases in warranty expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.7 million for the third quarters of fiscal 2012 as compared to $4.7 million in the third quarter of fiscal 2011. Selling, general and administrative expenses were $16.4 million for the first nine months of fiscal 2012 as compared to $14.3 million for the same period in fiscal 2011. The increases in the fiscal 2012 periods related to an increase in the number of service employees associated with the increase in equipment sales. In addition, the increase in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011 related to an increase in discretionary compensation expense of $326,000 in the third quarter of fiscal 2012 as compared to $31,000 in the third quarter of fiscal 2011.

Research and Development Expenses

Research and development expenses were $4.3 million for the third quarter of fiscal 2012 as compared to $3.2 million for the third quarter of fiscal 2011. Research and development expenses were $11.3 million for the first nine months of fiscal 2012 as compared to $9.3 million for the same period in fiscal 2011. The increase in the fiscal 2012 periods as compared to the fiscal 2011 periods related primarily to higher expense associated with increases in personnel and increased outside services related to several software and control system enhancement programs. In addition, the increase in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011 related to an increase in discretionary compensation expense of $126,000 in the third quarter of fiscal 2012 as compared to $12,000 in the third quarter of fiscal 2011.

Impairment of Investment

We have an investment in Apprecia Technology, Inc. (“ATI”), our distributor in Japan. The historical carrying value of this investment accounted for under the cost method was $677,000. ATI is currently implementing certain restructuring strategies due to its current financial condition and general economic and semiconductor industry conditions in Japan. Based upon this, in addition to ATI’s recent operating performance, we performed an analysis of our investment and determined the investment was fully impaired. During the third quarter of fiscal 2012, we recorded a $677,000 impairment charge associated with our investment in ATI.

Income Taxes

We recorded an income tax expense of $44,000 in the third quarter fiscal 2012 and an income tax expense of $17,000 for the first nine months fiscal 2012 related primarily to foreign taxes and a refundable Minnesota research and development credit. We recorded an income tax expense of $6,000 in the third quarter fiscal 2011 and an income tax benefit of $1,000 for the first nine months fiscal 2011 related primarily to foreign taxes and a refundable Minnesota research and development credit.

Our net deferred tax assets on the balance sheet as of May 26, 2012 have been reserved for with a 99.8% valuation allowance. We assessed both positive and negative factors, including historical losses, projected taxable income and tax planning strategies and determined that there was not sufficient evidence at this time to reverse the valuation allowance. We will continue to evaluate the need to make adjustments to our valuation allowance based on anticipated future operating performance.

We have net operating loss carryforwards for federal income tax purposes of approximately $145.5 million, which will begin to expire in fiscal year 2019 through fiscal 2029 if not utilized. Of this amount, approximately $3.2 million is subject to Internal Revenue Code Section 382 limitations on utilization. This limitation is approximately $1.4 million per year.

Net Income

Net income was $10.0 million in the third quarter of fiscal 2012, as compared to a net income of $4.1 million in the third quarter of fiscal 2011. Net income was $10.7 million for the first nine months of fiscal 2012, as compared to a net income of $6.5 million for the first nine months of fiscal 2011.

Liquidity and Capital Resources

Cash and cash equivalents, restricted cash and long-term securities were approximately $51.0 million as of May 26, 2012, an increase of $28.4 million from the end of fiscal 2011. The increase related primarily to $30.8 million of cash generated from operations through higher earnings, accounts receivable collections, inventory management and $0.6 million from the issuance of common stock. The increase was partially offset by $3.4 million of capital expenditures, primarily related to investments in our applications laboratory and other general infrastructure programs.

As of May 26, 2012, we had investments in ARS reported at a fair value of $1.9 million after reflecting a $0.1 million other than temporary impairment against $2.0 million par value. The other than temporary impairment was recorded in fiscal 2008. The ARS we hold are marketable securities with long-term stated maturities for which the interest rates are reset every 28 days through an auction process. There were no redemptions of our ARS in the first nine months of fiscal 2012. These ARS may not provide the liquidity to us as we need it, and it could take until the final maturity of the underlying notes (from 30 to 31 years) to realize our investments’ recorded value. Currently, there is a very limited market for any of these securities and any liquidation at this time, if possible, would likely be at a discount.

Accounts receivable decreased by $0.9 million from $23.2 million at the end of fiscal 2011 to $22.3 million as of May 26, 2012. The decrease in accounts receivable, despite quarter-over-quarter revenue growth, related primarily to the timing of shipments and collection efforts. Accounts receivable will fluctuate from quarter to quarter, depending on individual customers’ timing of shipment dates and payment terms. In certain situations, extended payment terms may be granted to customers.

Inventory decreased $11.5 million to $37.1 million at May 26, 2012 from $48.6 million at the end of fiscal 2011. The decrease in inventory was related primarily to a decrease in finished goods and work-in-process inventory due to shipments in the third quarter of fiscal 2012 of $52.1 million and improved inventory management as we closed out several product evaluation programs. Inventory provisions were $9.2 million at May 26, 2012 as compared to provisions of $8.0 million at the end of fiscal 2011. The increase related primarily to $2.2 million of additional reserves related primarily to engineering design changes. There were also additional reserves associated with our PSS product line. The increase was partially offset by $1.0 million of scrapped inventory.

Trade accounts payable decreased to $10.7 million as of May 26, 2012 as compared to $11.2 million at the end of fiscal 2011. The decrease in trade accounts payable related primarily to the timing of inventory receipts and vendor payments.

As of May 26, 2012, our current ratio of current assets to current liabilities was 4.1 to 1.0 and working capital was $85.8 million.

The following table provides aggregate information about our contractual payment obligations as of May 26, 2012 and the periods in which payments are due (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Operating lease obligations	$895	$448	$395	$52	$—
Purchase obligations(1)	11,029	11,029	—	—	—
Royalty obligations	1,782	1,782	—	—	—
Other long-term commitments (2)	1,000	125	500	375	—

Total	$14,706	$13,384	$895	$427	$—

(1)	Purchase obligations include purchase orders entered into in the ordinary course of business.
(2)	Other long-term commitments represent payments related to minimum royalty payments or discounts granted under a license agreement.

The contractual obligations table does not include $0.3 million of accruals for unrecognized tax benefits, as the timing of payments or reversals is uncertain.

Capital expenditures were approximately $3,375,000 in the first nine months of fiscal 2012 related to investments in our applications laboratory and general infrastructure programs and $2,012,000 in the first nine months of fiscal 2011.

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

We believe that with existing cash, cash receipts, cash equivalents, marketable securities and internally generated funds, there will be sufficient funds to meet our currently projected working capital requirements, and to meet other cash requirements through at least fiscal 2013.* We believe that success in our industry requires substantial capital to maintain the flexibility to take advantage of opportunities as they arise. One of our strategic objectives is, as market and business conditions warrant, to consider divestitures, investments or acquisitions of businesses, products or technologies. We may fund such activities with additional equity or debt financing.* The sale of additional equity or debt securities, whether to maintain flexibility or to meet strategic objectives, could result in additional dilution to our shareholders.*

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash flows and earnings are subject to fluctuations in foreign exchange rates due to investments in our foreign-based affiliates. As of May 26, 2012, our investments included a 100% interest in our sales and service offices located in Europe and Asia and a 20% interest in Apprecia Technology, Inc., which operates as our distributor in Japan. We denominate the majority of our sales outside of the U.S. in U.S. dollars.

We have direct sales, service and applications support and logistics responsibilities for our products in Europe and the Asia Pacific region and incur labor, service and other expenses in foreign currencies. As a result, we may be exposed to fluctuations in foreign exchange rate risks. As of May 26, 2012, we had not entered into any hedging activities and our foreign currency transaction gains and losses for the third quarter and first nine months of fiscal 2012 were insignificant. We are currently evaluating various hedging activities and other options to minimize these risks.

We do not have significant exposure to changing interest rates as we currently have no long-term debt. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions. The annual impact on loss before income taxes of a 1% change in short-term interest rates would be approximately $510,000 based on our cash and cash equivalents, restricted cash and long-term marketable securities balances as of May 26, 2012.

As of May 26, 2012, our investment portfolio included ARS reported at a fair value of $1.9 million after reflecting a $0.1 million other-than-temporary impairment against $2.0 million par value. The interest rates of our ARS are reset every 28 days through an auction process and at the end of each reset period, investors can sell or continue to hold the securities at par.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults upon Senior Securities

None

ITEM 4.	Mine Safety Disclosures

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

(a)	Exhibits

3.1	Restated Articles of Incorporation of the Company. (1)

3.2	Restated By-Laws. (1)

3.3	Articles of Amendment of Restated Articles of Incorporation. (1)

10.1	Incentive Compensation Plan. (filed herewith)

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at May 26, 2012 and August 27, 2011, (ii) the Condensed Consolidated Statements of Operations for the quarters and nine months ended May 26, 2012 and May 28, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended May 26, 2012 and May 28, 2011 and (iv) the notes to the Condensed Consolidated Financial Statements. (2)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed with the SEC on March 30, 2010, SEC File No. 333-165785, and incorporated by reference.
(2)	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

FSI INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FSI INTERNATIONAL, INC.
[Registrant]

By:	/s/Patricia M. Hollister
Patricia M. Hollister Chief Financial Officer on behalf of the Registrant and as Principal Financial and Accounting Officer

DATE: June 28, 2012

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing

3.1	Restated Articles of Incorporation of the Company. (1)	Incorporated by reference.

3.2	Restated By-Laws. (1)	Incorporated by reference.

3.3	Articles of Amendment of Restated Articles of Incorporation. (1)	Incorporated by reference.

10.1	Incentive Compensation Plan.	Filed herewith

31.1	Certification by Principal Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at May 26, 2012 and August 27, 2011, (ii) the Condensed Consolidated Statements of Operations for the quarters and nine months ended May 26, 2012 and May 28, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended May 26, 2012 and May 28, 2011 and (iv) the notes to the Condensed Consolidated Financial Statements. (2).	Filed herewith.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed with the SEC on March 30, 2010, SEC File No. 333-165785, and incorporated by reference.
(2)	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

.